Form 10-K
period 2009-12-31
Searchmedia Holdings Ltd
filed 2010-11-01
CIK 1460329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0001-33800
SEARCHMEDIA HOLDINGS LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands (State or Other Jurisdiction of Incorporation or Organization)	77-0688094 (I.R.S. Employer Identification No.)

15A Zhao Feng, Universe Building, 1800 Zhong Shan Xi Lu, Shanghai, China (Address of Principal Executive Offices)	200235 (Zip Code)
Registrant’s Telephone Number, Including Area Code 86-2164403190
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
ORDINARY SHARES $0.0001 PAR VALUE	NYSE Amex

WARRANTS	NYSE Amex
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2009 was approximately $63,589,119.
Number of shares outstanding of each of the registrant’s classes of Ordinary Shares at October 5, 2010: 20,858,661 shares of Ordinary Shares, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
     None

EXPLANATORY NOTE
In this Annual Report on Form 10-K, for the year ended December 31, 2009, SearchMedia Holdings Limited is restating the consolidated financial statements of SearchMedia International Limited, its wholly-owned subsidiary, as of and for the year ended December 31, 2008, which financial statements were previously included in our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission (the “SEC”) on November 11, 2009. This Annual Report on Form 10-K also includes SearchMedia Holding’s consolidated financial statements as of and for the year ended December 31, 2009.
We have not amended the Current Report on Form 8-K filed November 11, 2009 and you should not rely on the financial statements and related financial information of SearchMedia International and its subsidiaries incorporated by reference into that report from the Registration Statement on Form S-4 of ID Arizona Corp., Registration No. 333-158336, which was declared effective by the SEC on September 30, 2009.
Unless otherwise indicated or required by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “SearchMedia Holdings,” or the “Company” refer to SearchMedia Holdings Limited and its consolidated subsidiaries, and all references to “SearchMedia International” refer to SearchMedia International Limited and its consolidated subsidiaries before completion of the Business Combination on October 30, 2009 (as defined below).
Restatement of Consolidated Financial Statements
On August 20, 2010, we announced that as a result of the continued internal analysis of our financial statements for the year ended December 31, 2009, the audit committee of our board of directors (the “Audit Committee”), based on management’s recommendation, determined that the historical financial statements of SearchMedia International for the years ended December 31, 2007 and December 31, 2008 should be restated. In reaching its decision to restate the 2007 and 2008 financial statements, the audit committee, among other matters, reviewed management’s analysis of SearchMedia International’s practices relating to the following:
•	Revenue recognition and accounts receivable issues;
•	Disclosure, approval, and documentation of transactions among entities related to prior owners of acquired subsidiaries (which we refer to as “related entity transactions”);
•	Proper documentation of transactions;
•	Recording of various erroneous transactions by certain employees;
•	Recording of certain assets and other accounting irregularities related to acquisitions;
•	Procedures related to diligence and approval of transactions; and
•	Confirmation of payments related to acquisitions.
As a result of this analysis, we identified an overstatement of approximately $45.7 million in SearchMedia International’s previously reported revenue for the year ended December 31, 2008. On a restated basis, our net loss was $39.8 million in 2008. Restated total assets were $49.7 million in 2008. .
Unless otherwise indicated, all financial information in this Annual Report on Form 10-K gives effect to the restatement. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 3 of the Notes to Consolidated Financial Statements. Our consolidated financial statements and the related notes thereto are included in Part II, Item 8 – Financial Statements and Supplementary Data — in this Annual Report on Form 10-K.

Background of the Restatement
On October 30, 2009, we completed a business combination (the “Business Combination”), which is more fully described in this Annual Report on Form 10-K, pursuant to which we: (1) redomiciled from Delaware to the Cayman Islands, as a Cayman Islands exempt company, and (2) completed the acquisition of SearchMedia International, resulting in SearchMedia International becoming a wholly-owned subsidiary of SearchMedia Holdings.
Following completion of the Business Combination, SearchMedia Holdings’ new Board hired new senior management, including its current Chief Executive Officer and Chief Financial Officer. Shortly thereafter, senior management began its review of our 2009 financial records in connection with the 2009 audit and preparation of the Company’s 2009 financial statements. As a result of this review, SearchMedia Holdings’ new management identified accounting irregularities and financial and operational improprieties, primarily relating to the Shanghai Jingli Advertising Company Limited (“Jingli”) in-elevator advertising division of the company and other subsidiaries. These issues were promptly communicated to the Audit Committee and the Audit Committee directed the Company’s Chief Financial Officer, with its oversight and the oversight of counsel and advisors, to continue the review and investigation of the issues. These issues made the timely filing of the Company’s Annual Report on Form 10-K impracticable and on April 16, 2010, SearchMedia Holdings issued a press release announcing 2009 preliminary unaudited financial results and providing an operational update, including information regarding the identified operational issues.
On May 7, 2010, SearchMedia Holdings received a letter of resignation from KPMG, the Company’s independent registered public accountant and on May 12, 2010, the Audit Committee engaged Bernstein & Pinchuk LLP (“B&P”) as the Company’s independent registered public accountant to complete the 2009 audit and, if necessary, a reaudit of the 2008 financial statements of SearchMedia International. KPMG’s resignation was not due to any dispute between KPMG and the Company. In addition, KPMG’s report on the consolidated financial statements of SearchMedia International for the fiscal year ended December 31, 2008 did not contain an adverse opinion nor a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.
Management’s identification and attention to the issues underlying the 2009 financial statements and audit also made the timely filing of the Company’s first quarter 2010 Quarterly Report on Form 10-Q impracticable, and on May 24, 2010, SearchMedia Holdings issued a press release announcing first quarter 2010 preliminary unaudited financial results.
The Company’s continued internal analysis in preparation of the 2009 financial statements resulted in management identifying additional financial and operational issues and accounting irregularities of other subsidiaries impacting the financial statements of SearchMedia International for the years ended December 31, 2007 and 2008. These issues included revenue recognition, related entity transactions, deficient documentation of transactions, diligence and approval of questionable transactions, and allocation and confirmation of payments related to acquisitions.
On August 6, 2010, the Company’s management concluded that these matters would require the restatement of SearchMedia International’s financial statements for the years ended December 31, 2007 and 2008 and promptly advised the Audit Committee of their recommendation. The Audit Committee reviewed management’s recommendation to restate the 2007 and 2008 financial statements in light of the identified accounting irregularities and financial and operational issues and asked management to provide further information regarding these matters, including the timing and impact of these matters on SearchMedia International’s financial statements for those periods.

On August 20, 2010, the Audit Committee, upon completion of its review and analysis of the information, documentation and recommendations provided by management, determined that a restatement of SearchMedia International’s 2007 and 2008 financial statements was appropriate and that the previously filed financial statements of SearchMedia International for these periods should not be relied upon. The Company issued a press release on August 20, 2010 announcing, among other matters, its intention to restate SearchMedia International’s financial statements for the years ended December 31, 2007 and 2008 and also announcing second quarter 2010 preliminary unaudited financial results.
Management and Audit Committee Findings
Management and the Audit Committee identified several key areas of a material weakness in our internal control over financial reporting that are primarily responsible for the restatement of our 2007 and 2008 financial statements. These areas are:
•	Revenue recognition and accounts receivable issues;
•	Disclosure, approval, and documentation of related entity transactions;
•	Proper documentation of transactions;
•	Recording of various erroneous transactions by certain employees;
•	Recording of certain assets and other accounting irregularities related to acquisitions;
•	Diligence and approval of questionable transactions; and
•	Confirmation of payments related to acquisitions.
The material weakness in control over revenue recognition primarily relates to a number of fictitious or questionable sales contracts in our in-elevator business, primarily originated from Jingli and related accounts receivable collections and various payments.
The material weakness in control of related entity transactions resulted from a failure to properly disclose, approve and document such transactions. These transactions include: (1) multiple undisclosed payments to and from these companies; (2) certain sales and costs of these companies which were included in the operations of our subsidiaries (3) recognition of accounts receivable collected, allegedly on behalf of SearchMedia International by related entities, which cash was never ultimately collected or received by SearchMedia International.
The material weakness in control over proper documentation related to deficient documentation regarding the delivery of services, and the lack of business substance with regard to certain transactions.
The material weakness in control over transaction approval by our subsidiaries related to apparent fictitious business transactions and the payment of erroneous or falsified expenses.
The material weakness in control over allocation of acquisition payments related to the misallocation of acquisition payments and indications of inflated and artificial revenue or understatement of operating expenses for purposes of increasing profit and subsequent earn-out payments.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
Our management and audit committee have developed a list of identified goals and directives to enhance our internal control over financial reporting, with the goal of remediating the material weaknesses identified above. These recommendations are described in greater detail in the discussion under Part II, Item 9A, section (b) relating to changes in internal controls. Our full board of directors has adopted these recommendations, and we are in the process of implementing them. The Audit Committee has also recommended that the Board and senior management consider possible remedial actions against those who may have been aware of or involved in the subject transactions. Pursuant to this recommendation, the Company is preparing indemnification claims against the former shareholders and directors of SearchMedia International and Linden Ventures II (BVI), LTD (“Linden”) for losses and damages it has incurred or will incur as a result of these financial and operational improprieties and for breaches of various covenants, representations, and warranties contained in the share exchange agreement governing the Business Combination. On October 28, 2010, we entered into a tolling agreement with the representatives of SearchMedia International shareholders and Linden extending the deadline by which claims for indemnification by the Company must be made to November 12, 2010.
Summary of the Restatement Adjustments
The impact of the restatement on our financial statements for the year ended December 31, 2008 is presented and discussed in Note 3 of the Notes to our Consolidated Financial Statements in Part II, Item 8 – Financial Statements and Supplementary Data — in this Annual Report on Form 10-K.

SEARCHMEDIA HOLDINGS LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

v

GENERAL
     Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “SearchMedia Holdings” or the “Company” refer to SearchMedia Holdings Limited and its consolidated subsidiaries, and all references to “SearchMedia International” refer to SearchMedia International Limited before completion of the Business Combination (as defined below). All references to a “Fiscal” year refer to our fiscal year which ends on December 31.
PART I
ITEM 1. BUSINESS
The following business description should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 – Financial Statements and Supplementary Data — in this Annual Report on Form 10-K.
Business Overview
We are a multi-platform media company operating primarily in the out-of-home advertising industry. Out-of-home advertising typically refers to advertising media in public places, such as billboards, in-elevator displays, street furniture and transit area displays. Our core outdoor billboard and in-elevator platforms are complemented by our transit advertising platform, which together enables us to provide multi-platform, “one-stop shop” services for our local, national and international clients.
Targeting the rapidly growing number of urban and increasingly affluent consumers in China, we deploy our advertising network across the following select media platforms:
•	Outdoor billboard platform. As of March 31, 2010, we operate a network of over 1,500 high-impact billboards with over 500,000 square feet of surface display area in 15 cities, including Beijing, Hong Kong, Qingdao, Shanghai, Shenyang, Shenzhen, Guangzhou, Chongqing and Chengdu. Our billboards are mostly large format billboards deployed in commercial centers and other desirable areas with heavy vehicle or foot traffic.
•	In-elevator platform. As of March 31, 2010, our network of over 125,000 printed and digital poster frames delivered targeted advertising messages inside elevators to captive audiences in high-rise residential and office buildings in 50 major cities in China. The in-elevator platform is characterized by its low cost structure and minimal capital requirements and targets the affluent urban population that is highly desired by advertisers.
•	Transit advertising platform. As of March 31, 2010, we operate a network of light boxes in concourses of 11 major subway lines in Shanghai. According to the Metro Authority of Shanghai, in March 2010, these subway lines carried an aggregate average daily traffic of approximately 5.65 million commuters. In addition, we also operate a bus advertising network of 5,000 buses in Beijing.
Our multi-platform offerings are cross-marketed by a sales force located in 23 offices across China. Our advertising clients are from industries ranging from telecommunications, insurance and banking, to automobile, real estate, electronics and fast moving consumer goods.
Since 2005, we have achieved significant growth through acquisitions and organic expansion. We expect to continue expanding our billboard holdings through acquisitions and organic expansion while utilizing organic growth to grow our elevator and transit holdings, and capitalize on the growth opportunities in China’s out-of-home advertising and other emerging media markets. For the years ended December 31, 2009 and 2008, we had revenue of $37.7 million and $41.7 million and operating loss of $22.6 million and $35.1 million, respectively. At the years ended December 31, 2009 and 2008, we had total assets of $99.8 million and $49.7 million, respectively. For more financial information, see the consolidated financial statements and notes thereto in Part II, Item 8 – Financial Statements and Supplementary Data — in this Annual Report on Form 10-K.
We are a Cayman Islands exempted company. In October 2009, we acquired SearchMedia International pursuant to a share exchange agreement by and among our predecessor, Ideation Acquisition Corp., a Delaware corporation (“Ideation”), ID Arizona Corp., an Arizona corporation and wholly owned subsidiary of Ideation (“ID Arizona”), SearchMedia International, the subsidiaries of SearchMedia International, and Shanghai Jingli Advertising Co. Ltd., and certain shareholders and warrantholders of SearchMedia International. The share exchange agreement provided for two primary transactions: (1) the redomestication of our predecessor, Ideation, a Delaware corporation, to a Cayman Islands exempted company and (2) the acquisition of SearchMedia International.
On October 30, 2009, we completed the redomestication, which resulted in holders of securities of Ideation holding securities in SearchMedia Holdings. Immediately after the redomestication, we completed the acquisition of SearchMedia International. We refer to the redomestication and acquisition of SearchMedia International together as the Business Combination. As a result of the Business Combination, SearchMedia International became a wholly owned subsidiary of SearchMedia Holdings, and SearchMedia International security holders became security holders of SearchMedia Holdings. We are headquartered in Shanghai, with 23 offices in 19 cities across China (including Hong Kong, as of December 31, 2009).
Industry Background
China’s advertising market has experienced tremendous growth in recent years and is one of the world’s largest and fastest growing advertising markets. The growth of China’s advertising market is supported by the fast growing Chinese economy and its growing and increasingly affluent urban population.
     China’s Economy
•	Large, Fast Growing Chinese Economy. China is the world’s most populous country, with a population of 1.3 billion as of the end of 2009 according to the National Bureau of Statistics of China. China’s gross domestic product, or GDP, grew from $2.6 trillion in 2005 to $4.7 trillion in 2009, representing a compound annual growth rate, or CAGR, of 15.5% and is expected to reach $6.4 trillion in 2012, representing a CAGR of 10.9% from 2009 to 2012, according to ZenithOptimedia.
•	Urbanization Trend. China has witnessed a growing trend toward urbanization in the past decade. According to the China Statistical Yearbook, the urban population represented approximately 47% of the overall population in China as of December 31, 2009 compared to approximately 29% as of December 31, 1995. Furthermore, according to an article by Xinhua News, the official press agency of China, the urban population will represent approximately 50% of China’s total population by the end of 2010 and reach 70% of China’s total population by the end of 2030.
•	Increasingly Affluent Urban Population. The National Bureau of Statistics of China reported that the annual disposable income per capita in urban households increased from RMB8,472 in 2003 to RMB17,175 in 2009, representing a CAGR of 12.5%.

     China’s Advertising Market
•	Large Size and High Growth. China has the largest advertising market in Asia, excluding Japan, and the fifth largest advertising market in the world, as measured by total advertising expenditure. According to ZenithOptimedia, advertising spending in China in 2007 was approximately $16.6 billion, accounting for 28.6% of the total advertising spending in Asia, excluding Japan. While the total advertising expenditure in Asia, excluding Japan, grew only 7% from $58.2 billion in 2007 to $62.3 billion in 2009, China advertising expenditure grew 22% from $16.6 billion in 2007 to $20.3 billion in 2009. ZenithOptimedia also projected that the advertising market in China will be one of the fastest growing advertising markets in the world in the next three years, growing at a CAGR of 12.9% from 2008 to 2012. By 2011, China is projected to account for 34.5%, and 36.6% in 2012, of the total advertising spending in Asia, excluding Japan.
     Advertising expenditures (in billions of U.S. dollars)

									CAGR
						2010	2011	2012	2008-
	2005	2006	2007	2008	2009	(E)	(E)	(E)	2012 (E)
China	$12.1	$14.6	$16.6	$18.9	$20.3	$22.7	$26.1	$30.7	12.9%
India	2.8	3.4	4.1	4.9	5.0	5.4	5.9	6.6	7.7%
Singapore	1.3	1.4	1.4	1.5	1.4	1.5	1.5	1.6	(1.7)%
Indonesia	1.7	2.0	2.4	2.9	3.4	3.9	4.6	5.3	16.2%
Japan	45.0	46.4	46.8	44.9	39.3	39.0	39.2	39.8	(4.5)%
South Korea	7.3	7.8	8.4	8.0	7.1	7.9	8.5	8.9	3.1%
United Kingdom	21.8	22.1	23.5	22.8	19.8	20.1	20.3	20.7	(2.2)%
Germany	24.8	26.4	27.6	27.5	25.6	25.2	25.7	26.5	(0.8)%
United States	166.2	173.4	177.6	170.2	148.1	145.3	147.6	151.9	(2.6)%
Worldwide	426.9	456.6	485.3	490.1	441.4	450.9	469.0	493.3	0.3%

E – estimated.

Source : ZenithOptimedia (March 2010)

•	Room for sustained growth. We believe the advertising market in China has the potential for considerable and sustained growth due to the relatively low levels of advertising expenditure per capita and advertising expenditure as a percentage of GDP in China compared to other countries. The following table sets forth the advertising expenditure per capita and as a percentage of GDP in the countries listed below for 2008.

	Advertising Expenditure in
	2008
	Per capita ($)	% of GDP
China	14.1	0.44
India	4.2	0.40
Singapore	298.9	0.82
Indonesia	12.6	0.56
Japan	324.0	0.92
South Korea	166.2	0.86
United Kingdom	372.3	0.85
Germany	334.8	0.76
United States	546.1	1.18
Worldwide	92.5	0.84

Source : ZenithOptimedia (March 2010)
•	Urban Concentration. Historically, advertising expenditure in China has been highly concentrated in more economically developed urban areas where income per capita is much higher than in rural areas. This trend is supported by the fact that the annual per capita disposable income in urban households in 2009 was RMB17,175 triple of the average net income per capita for rural households of RMB5,153, according to China’s National Bureau of Statistics. Additionally, as of 2008, China had 31 of the 100 largest cities in the world, based on city proper data from the United Nations Statistics Division.
     Out-of-home Advertising in China
Out-of-home advertising, which typically refers to advertising media in public places, such as billboards, in-elevator displays, street furniture and transit area displays, has emerged as an important form of advertising in China, and serves as a key marketing tool for both domestic and international advertisers. In particular, we believe out-of-home advertising presents a number of advantages over other forms of advertising, including:
•	Effective and broad reach. We believe out-of-home advertising media is typically difficult for target audiences to interrupt or selectively avoid. When appropriately positioned, out-of-home advertising offers sustained and repetitive reach to a broad audience.
•	Selective targeting. Out-of-home advertising can effectively target specific demographics and locations. For example, advertisers can choose to target young middle income individuals near bars and restaurants, high income individuals at golf clubs, and pedestrians in close proximity to their work places.
•	Captures an increasingly mobile audience. In China, factors such as increasing urbanization, increasing disposable income, longer travel time and greater travel frequency are leading to the general population’s spending a larger amount of time away from home. As a result, out-of-home advertising enjoys advantages over other popular traditional advertising, such as television or radio, which are predominantly delivered to homes.

•	Cost effective advertising. Out-of-home advertising is a lower cost advertising platform compared to many other forms, in particular television, radio and print media. In addition, local businesses that cannot afford more costly traditional media favor out-of-home advertising since it offers greater customization on a local and segment basis.
  Market size and growth
We believe the advantages of out-of-home advertising outlined above have made it one of the fastest growing advertising markets in China. The following table sets forth the estimated advertising expenditure by media for the years indicated. The outdoor advertising market is expected to grow by a CAGR of 9.5% from $2.5 billion in 2008 to $3.6 billion in 2012.
     Advertising expenditures in China (in millions of U.S. dollars)

									CAGR
						2010	2011	2012	2008-
	2005	2006	2007	2008	2009	(E)	(E)	(E)	2012 (E)
Television	$5,113	$5,814	$6,115	$7,217	$7,939	$9,209	$10,314	$11,448	12.2%
Radio	559	823	904	983	1,062	1,136	1,205	1,289	6.9%
Newspapers	3,685	4,498	4,637	4,931	4,833	4,688	4,453	4,186	(3.9)%
Magazines	358	347	381	446	437	446	464	487	2.2%
Outdoor	1,812	2,069	2,818	2,557	2,711	2,982	3,310	3,674	9.5%
Internet	586	1,015	1,759	2,726	3,271	4,252	6,328	9,544	37.4%
Cinema	22	25	28	34	38	42	47	54	12.2%
Total	12,134	14,590	16,642	18,895	20,291	22,755	26,120	30,682	12.9%

E – estimated.

Source : ZenithOptimedia (March 2010)
Moreover, outdoor advertising represents a significantly larger portion of overall advertising expenditures in China than in other major markets. In 2009, outdoor advertising represented 13.4% of overall advertising expenditures in China, compared to 4.5% in the United States, 6.2% in the United Kingdom and 5.8% in India, according to ZenithOptimedia.
  Market fragmentation
The out-of-home advertising market is highly fragmented and, based on our management estimates, there are more than 50,000 out-of-home advertising service providers operating in the PRC as of December 31, 2009. Most of these companies are small and there are few regional or national players. Due to limited scale and coverage, services from most out-of-home advertising providers are not differentiated. Moreover, large advertisers tend to have sophisticated advertising requirements, such as nationwide coverage, targeted timing, and location and demographics, which most local and small out-of-home advertising service providers find hard to fulfill.
     Outdoor Billboard Advertising in China
Outdoor billboards can reach a large number of motorists and pedestrians. Unlike other advertising media, such as television, audiences cannot easily interrupt or selectively avoid advertisements displayed on outdoor structures. We believe the sustained, repetitive viewing of large-format, high-impact outdoor advertising facilitates the delivery of advertising messages and results in higher recall rates. Additionally, outdoor billboard advertising enables advertisers, such as restaurants, entertainment facilities, hotels and other roadside operations, to target motorists or pedestrians in close proximity to their work places.
Outdoor billboard advertising is a relatively low-cost medium, as compared to other forms of advertising media. As a result, outdoor billboard advertising is often used as a complementary marketing platform for companies implementing a multifaceted advertising plan across various media. Also, outdoor billboard advertising is often used by local businesses that cannot afford more expensive alternatives.
The outdoor billboard advertising market in China is highly fragmented. We believe the fragmented market presents opportunities for consolidation by companies with adequate resources and market standing.
     In-Elevator Advertising in China
In-elevator advertising is another fast-growing out-of-home advertising medium. In-elevator advertising involves advertising primarily inside elevators of modern high-rise office and residential buildings. In-elevator advertising is generally in the form of TV broadcasts from LCD screens or commercial images displayed from printed or digital poster frames. In-elevator advertising has gained market acceptance and popularity in recent years.
The growth of in-elevator advertising has been driven by urban development and construction in China. As high-rise buildings replace older low-rise buildings, the number of elevators has increased. The growing trend of urbanization and the increasingly affluent urban population have provided the in-elevator advertising market with a growing base of diverse audiences that is highly desired by advertisers.
The appeal of in-elevator advertising stems in part from the site-specific nature of elevators, which provides advertisers opportunities to engage in targeted advertising to select audiences of desired demographics. The 24 hour, seven day-a-week, high-frequency contact characterizing the in-elevator medium increases effectiveness of advertising through repeated deliveries of advertising messages to captive audiences of targeted demographics without competing distractions.
     Transit Advertising in China
     Subway Advertising
Subway systems, including underground systems and above-ground light rails, are being built at a rapid pace in major cities in China, and many new residential and commercial developments are being built on the outskirts of these cities. These factors, combined with low private vehicle ownership in China and high traffic congestion on Chinese streets and expressways, contribute to the large number of urban Chinese that rely on the dependable and affordable mass subway transportation systems for daily commutes and travels. According to the Metro Authority of Shanghai, in March 2010, these subway lines carried an aggregate average daily traffic of approximately 5.6 million commuters.
As a result, we believe advertising at subway stations or on subway transportation systems will continue to gain acceptance and popularity. Advertising placed in subway stations, where a large number of people congregate, can reach a large group of consumers in a more cost-effective manner than most mass media advertising. We believe advertising in subway stations also allows advertisers to reach their targeted demographics, including younger and upwardly mobile audiences.
     Bus Advertising
Similar to subway advertising, the rapid growth in major cities has increased the use of bus travel within and between cities in China. These factors, combined with low private vehicle ownership in China and high traffic congestion on streets and expressways, contribute to the large number of urban residents that rely on the dependable and affordable mass transit for daily commutes and other traveling needs. As a result, advertising placed in buses reaches a large group of consumers in a more cost-effective manner than most mass media advertising and will, we believe, continue to gain acceptance and popularity.
Corporate Organization and Operating History
In order to facilitate fundraising outside of China, SearchMedia International was incorporated in the Cayman Islands on February 9, 2007 and became the holding company of SearchMedia International’s business. On June 1, 2007, SearchMedia International established Jieli Investment Management Consulting (Shanghai) Co., Ltd., (Jieli Consulting), a wholly-owned subsidiary of SearchMedia International in China. Because the operation of an advertising network in China was restricted to PRC domestic entities at the time, SearchMedia International through Jieli Consulting, entered into contractual arrangements with Jingli Shanghai on September 10, 2007. On October 30, 2009, we completed the Business Combination, pursuant to which SearchMedia International became a wholly-owned subsidiary of SearchMedia Holdings.
     Corporate Ownership Structure
The following diagram illustrates our corporate structure and the place of formation and affiliation of each of our subsidiaries as of the date of this Annual Report on Form 10-K.

SearchMedia Holdings Limited (NYSE AMEX: IDI)
SearchMedia International Limited
Ad-Icon Company Limited (HK) (17)
Great Talent Holdings Ltd. (16)
Offshore
Onshore
Ad-Icon Advertising (Shanghai) Co. Ltd (18)
Jieli Investment Management Consulting Co. Ltd (1)
Jieli Network Technology Co. Ltd (2)
Shanghai Jingli Advertising Co. Ltd (3)
Shanghai Botang Advertising Co. Ltd (4)
Shanghai Haiya Advertising Co. Ltd (5)
Beijing Wanshuizhiyuan Advertising Co. Ltd (6)
Wuxi Ruizhong Advertising Co. Ltd (7)
Shenyang Jingli Advertising Co. Ltd (8)
Zhejiang Continental Advertising Co. Ltd (9)
Qingdao Kaixiang Advertising Co. Ltd.(10)
Wenzhou Rigao Advertising Co. Ltd (11)
Tianjin Shengshitongda Advertising Co. Ltd (12)
Shanghai Jincheng Advertising Co. Ltd (13)
Shanxi Xinshichuang Advertising Co. Ltd (14)
Changsha Jingli Advertising Co. Ltd (15)
refers to equity control
refers to contractual control

(1)	Jieli Investment Management Consulting (Shanghai) Co., Ltd., or Jieli Consulting, a Chinese limited liability company, 100% owned by SearchMedia International.

(2)	Jieli Network Technology Development (Shanghai) Co., Ltd, or Jieli Network, a Chinese limited liability company, 100% owned by SearchMedia International.

(3)	Shanghai Jingli Advertising Co., Ltd, or Jingli Shanghai, a Chinese limited liability company, 60% owned by Ms. Qinying Liu, a Chinese citizen, and 40% owned by Ms. Le Yang, a Chinese citizen.

(4)	Shanghai Botang Advertising Co., Ltd, or Shanghai Botang, a Chinese limited liability company, 100% owned by Ad-Icon Shanghai.

(5)	Shanghai Haiya Advertising Co., Ltd, or Shanghai Haiya, a Chinese limited liability company, 100% owned by Ad-Icon Shanghai.

(6)	Beijing Wanshuizhiyuan Advertising Co., Ltd, or Beijing Wanshuizhiyuan , a Chinese limited liability company, 100% owned by Ad-Icon Shanghai.

(7)	Wuxi Ruizhong Advertising Co., Ltd., or Wuxi Ruizhong, a Chinese limited liability company, 100% owned by Ad-Icon Shanghai.

(8)	Shenyang Jingli Advertising Co., Ltd., or Shenyang Jingli, a Chinese limited liability company, 100% owned by Ad-Icon Shanghai.

(9)	Zhejiang Continental Advertising Co, Ltd., or Zhejiang Continental, a Chinese limited liability company, 100% owned by Ad-Icon Shanghai.

(10)	Qingdao Kaixiang Advertising Co., Ltd., or Qingdao Kaixiang, a Chinese limited liability company, 100% owned by Jingli Shanghai.

(11)	Wenzhou Rigao Advertising Co., Ltd., or Wenzhou Rigao, a Chinese limited liability company, 100% owned by Jingli Shanghai.

(12)	Tianjin Shengshitongda Advertising Creativity Co., Ltd, or Tianjin Shengshitongda, a Chinese limited liability company, 100% owned by Jingli Shanghai.

(13)	Shanghai Jincheng Advertising Co., Ltd, or Shanghai Jincheng, a Chinese limited liability company, 100% owned by Jingli Shanghai.

(14)	Shaanxi Xinshichuang Advertising Planning Co., Ltd., or Shaan Xi Xinshichuang, a Chinese limited liability company, 100% owned by Jingli Shanghai.

(15)	Changsha Jingli Advertising Co., Ltd., or Changsha Jingli, a Chinese limited liability company, 100% owned by Jingli Shanghai.

(16)	Great Talent Holdings Limited, or Great Talent, a company incorporated under the laws of Hong Kong, 100% owned by SearchMedia International.

(17)	Ad-Icon Company Limited, or Ad-Icon, a company incorporated under the laws of Hong Kong, 100% owned by SearchMedia International.

(18)	Ad-Icon Shanghai Advertising Co., Ltd., or Ad-Icon Shanghai, a Chinese limited liability company, 100% owned by Ad-Icon.
     Contractual Arrangements with Jingli Shanghai and its Shareholders
Jieli Consulting’s relationships with Jingli Shanghai and its shareholders are governed by a series of contractual arrangements. Under PRC laws, each of Jingli Shanghai and Jieli Consulting is an independent legal person and neither of them is exposed to liabilities incurred by the other party. Other than pursuant to the contractual arrangements between Jingli Shanghai and Jieli Consulting, Jingli Shanghai is not required to transfer any other funds generated from its operations to Jieli Consulting. On September 10, 2007, Jieli Consulting entered into contractual arrangements, and in April 2009, the contracts were restated by relevant parties as follows:
     Agreements That Provide Effective Control over Our Affiliated Entities
Loan Agreement. Pursuant to the loan agreement between Jieli Consulting and the shareholders of Jingli Shanghai, namely Ms. Qinying Liu and Ms. Le Yang, Jieli Consulting granted an interest-free loan to each shareholder. The principal amounts of the loans to Ms. Qinying Liu and Ms. Le Yang were $6.7 million and $4.5 million, respectively, in proportion with their respective original capital contributions to Jingli Shanghai. The term of the loan agreement is 10 years and may be extended for another ten years automatically unless Jieli Consulting terminates the agreement in a written form three months before the expiration date of the agreement. The loan can be repaid only with the proceeds from the transfer of the shareholder’s equity interest in Jingli Shanghai to Jieli Consulting or another person designated by Jieli Consulting at the minimum price permitted by then applicable PRC law. Jieli Consulting may accelerate the loan repayment upon certain events, including if a shareholder dies, loses action capacity, no longer works for Jingli Shanghai or any affiliate of Jingli Shanghai, or commits a crime, or if Jieli Consulting so informs a shareholder as permitted by then applicable PRC law.
Equity Pledge Agreement. Pursuant to the equity pledge agreement among Jieli Consulting, Jingli Shanghai and the shareholders of Jingli Shanghai, namely Ms. Qinying Liu and Ms. Le Yang, each shareholder has pledged all of her equity interest in Jingli Shanghai to Jieli Consulting to guarantee the performance of the shareholders’ and Jingli Shanghai’s obligations under the loan agreement, the exclusive call option agreement and the exclusive technical consulting and service agreement. If Jingli Shanghai or any of its shareholders breaches its respective contractual obligations under these agreements, Jieli Consulting, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The shareholders agreed not to transfer, sell, pledge, dispose of or otherwise create any new encumbrance on their equity interest in Jingli Shanghai without the prior written consent of Jieli Consulting. The equity pledge agreement will expire after Jingli Shanghai and its shareholders fully perform their respective obligations under the loan agreement, the exclusive call option agreement and the exclusive technical consulting and service agreement.
Exclusive Call Option Agreement. Under the exclusive call option agreement among Jingli Shanghai, the shareholders of Jingli Shanghai and Jieli Consulting, Jingli Shanghai and its shareholders irrevocably granted Jieli Consulting or its designated person an exclusive option to purchase, when and to the extent permitted under then applicable PRC law, all or part of the equity interests in Jingli Shanghai. The exercise price for all of the equity interests of Jingli Shanghai is the minimum price permitted by then applicable PRC law or a higher price determined by Jieli Consulting. Unless this exclusive call option agreement is terminated on an earlier date as agreed upon by the parties to the agreement, the term of the agreement is ten years and may be extended for another ten years automatically unless Jieli Consulting terminates the agreement in writing three months before the expiration date of the agreement. Pursuant to this call option agreement,
•	The shareholders of Jingli Shanghai may not change the articles of association, bylaws, registered capital or shareholding structure of Jingli Shanghai, without the prior written consent of Jieli Consulting;
•	Jingli Shanghai may not acquire or merge with any third parties, or invest in any third parties, without the prior written consent of Jieli Consulting;
•	Jingli Shanghai may not generate, delegate, guarantee for, or allow existing any indebtedness without the prior consent or confirmation of Jieli Consulting, except in the ordinary courses of business;
•	Jingli Shanghai may not enter into any material contracts with the contractual price exceeding RMB1.0 million without the prior written consent of Jieli Consulting, except in the ordinary courses of business;

•	Jingli Shanghai may not grant loans or guaranties to any third parties, without the prior written consent of Jieli Consulting;

•	Jingli Shanghai may not transfer, pledge, have caused any encumbrances, or otherwise dispose of any shares of Jingli Shanghai, without the prior written consent of Jieli Consulting;
•	Jingli Shanghai may not declare or pay any dividends without the prior written consent of Jieli Consulting; upon the request of Jieli Consulting, Jingli Shanghai shall declare and pay all distributable dividends to its shareholders; and
•	The shareholders of Jingli Shanghai may only appoint the persons nominated by Jieli Consulting as directors of Jingli Shanghai, upon request of Jieli Consulting.
•	Power of Attorney. The shareholders of Jingli Shanghai have executed a power of attorney to Mr. Guojun Liang, which irrevocably authorizes Mr. Liang (who is the husband of Ms. Qinying Liu) to vote as such shareholders’ attorney-in-fact on all of the matters of Jingli Shanghai requiring shareholder approval.
     Agreements That Transfer Economic Benefits to Jieli Consulting
Exclusive Technical Consulting and Service Agreement. Pursuant to the exclusive technical consulting and service agreement between Jingli Shanghai and Jieli Consulting, Jieli Consulting has the exclusive and irrevocable right to provide to Jingli Shanghai technical consulting services related to the business operations of Jingli Shanghai. Jingli Shanghai agrees to pay annual technical service fees to Jieli Consulting based on the actual services provided by Jieli Consulting. If Jingli Shanghai does not generate net profits in a fiscal year, Jieli Shanghai agrees not to charge services for that year. The term of this agreement is 10 years commencing on September 10, 2007 and may be extended automatically for another 10 years unless Jieli Consulting terminates the agreement by a written notice three months before the expiration date.
We believe that there are uncertainties regarding the interpretation and application of current and future PRC laws and regulations. If the PRC government determines that the agreements that establish the structure for operating our PRC advertising network businesses do not comply with applicable restrictions on foreign investment in the advertising industry, we could be subject to severe penalties including being prohibited from continuing our operation. See “Risk Factors — Risks Relating to Doing Business in the People’s Republic of China — If the PRC government determines that the contractual arrangements that establish the structure for operating our China business do not comply with applicable PRC laws and regulations, we could be subject to severe penalties.”
Since 2008, SearchMedia International has rapidly expanded its advertising network through the acquisition of the following advertising companies in China and Hong Kong:
•	In January 2008, Jingli Shanghai acquired 100% of the equity interest in Shaanxi Xinshichuang Advertising Planning Co., Ltd., a Chinese company primarily engaged in elevator advertising business;
•	In January 2008, Jingli Shanghai acquired 100% of the equity interest in Qingdao Kaixiang Advertising Co., Ltd., a Chinese company primarily engaged in outdoor billboard advertising business;
•	In January 2008, Jingli Shanghai acquired 100% of the equity interest in Shanghai Jincheng Advertising Co., Ltd., a Chinese company operating advertisings in cafeterias of office buildings;

•	In January 2008, Jingli Shanghai acquired 100% of the equity interest in Beijing Wanshuizhiyuan Advertising Co., Ltd., a Chinese company primarily engaged in outdoor billboard advertising business;

•	In January 2008, Jingli Shanghai acquired 100% of the advertising business of Shenyang Xicheng Advertising Co., Ltd., a Chinese company primarily engaged in outdoor billboard advertising business. Jingli Shanghai subsequently transferred such business and related assets into Shenyang Jingli Advertising Co., Ltd., a newly incorporated Chinese company;
•	In February 2008, Jingli Shanghai acquired 100% of the equity interest in Shanghai Haiya Advertising Co., Ltd., a Chinese company operating rapid transit advertising business;
•	In April 2008, Jingli Shanghai acquired 100% of the advertising business of Beijing Youluo Advertising Co., Ltd., a Chinese company primarily engaged in outdoor billboard advertising business. Jingli Shanghai subsequently transferred such business and related assets into Shanghai Botang Advertising Co., Ltd., a newly incorporated Chinese company;
•	In April 2008, Jingli Shanghai acquired 100% of the equity interest in Tianjin Shengshitongda Advertising Creativity Co., Ltd., a Chinese company operating elevator advertising business;
•	In April 2008, SearchMedia International acquired 100% of the equity interest in Ad-Icon Company Limited, a Hong Kong company operating outdoor billboard advertising business;
•	In July 2008, Jingli Shanghai acquired 100% of the equity interest in Changsha Jingli Advertising Co., Ltd., a Chinese company operating elevator advertising business;
•	In July 2008, Jingli Shanghai acquired 100% of the equity interest in Wenzhou Rigao Advertising Co., Ltd., a Chinese company operating elevator advertising business; and
•	In July 2008, Jingli Shanghai acquired 100% of the equity interest in Wuxi Ruizhong Advertising Co., Ltd., a Chinese company operating elevator advertising business.
•	In April 2010, Ad-Icon Shanghai acquired 100% of the equity interest in Zhejiang Continental Advertising Co., Ltd., a Chinese company primarily engaged in the outdoor billboard advertising business.
On December 11, 2009, Ad-Icon Company Limited, or Ad-Icon, established Ad-Icon Advertising (Shanghai) Co., Ltd., a wholly-owned subsidiary in China, which is permitted to operate advertising businesses in China. In 2010, Ad-Icon Advertising (Shanghai) Co., Ltd., or Ad-Icon Shanghai, acquired 100% of the equity interests in Zhejiang Continental Advertising Co, Ltd. Furthermore, 100% of the equity interests in Shanghai Botang Advertising Co., Ltd., Shanghai Haiya Advertising Co., Ltd., Beijing Wanshuizhiyuan Advertising Co., Ltd., Wuxi Ruizhong Advertising Co., Ltd. and Shenyang Jingli Advertising Co., Ltd acquired by Jingli Shanghai have been transferred to Ad-Icon Shanghai. As of the date of this Annual Report on Form 10-K, Jingli Shanghai still holds 100% of the equity interests of the other Chinese affiliates mentioned above.
Our Business
     Advertising Network
We are one of the largest operators of integrated outdoor billboard and in-elevator advertising networks in China. We have coverage of 50 cities, including larger cities such as Hong Kong, Shanghai, Beijing, Guangzhou and Shenzhen. As of March 31, 2010, our advertising network included over 1,500 high-impact billboards, neon signs and light boxes with over 500,000 square feet of surface display area in our outdoor billboard platform, over 125,000 poster frames located in commercial and residential buildings, and a network of light boxes in Shanghai subway stations.

     Media Products
Our core outdoor billboard and in-elevator portfolios are complemented by our transit advertising platform, which together create an attractive multi-platform, “one-stop shop” service for our local, national and international advertising clients.
     Outdoor Billboard Platform
As of March 31, 2010, we operate a network of over 1,500 high-impact billboards with over 500,000 square feet of surface display area in 15 cities, including Beijing, Hong Kong, Qingdao, Shanghai, Shenyang, Shenzhen, Guangzhou, Chongqing and Chengdu. Our billboards are mostly large format billboards, banners, light boxes and other outdoor postings deployed in commercial centers and other desirable areas with heavy vehicle and/or foot traffic.
Our target audiences for these advertisements are mid- to high-income shoppers, pedestrians and car-driving consumers. We believe our billboard advertisements effectively increase our advertising clients’ brand awareness. We intend to continue to bid for high-profile projects that will bring positive media exposure, leading to greater market acceptance and brand recognition for our company. Management plans to continue to build our nationwide portfolio of traditional outdoor billboard properties through organic expansion and strategic acquisitions.
     In-Elevator Platform
We install poster frames primarily on the inside of elevators of modern high-rise buildings in 50 cities across 27 provinces in China, including Shanghai, Beijing, Guangzhou and Shenzhen. We typically install two to three poster frames in each elevator. The in-elevator platform is characterized by its low cost structure and minimal capital requirements and targets the affluent urban population that is highly desired by advertisers. As of March 31, 2010, our elevator advertising network consisted of over 125,000 poster frames covering approximately 56,000 elevators. The in-elevator advertising platform allows us to target captive audiences comprised of middle- and high-end businesses and consumer groups.
Poster frames may take the following forms:
•	Printed Poster Frames. We specialize in high impact-printed poster frames which are made of several materials in various sizes suitable for a wide range of display messages. Our printed poster frames mainly include paper, and illuminated poster frames;
•	Paper poster frames are conventional poster frames made of paper with a visual size of 540mm by 390mm; and
•	Illuminated poster frames are posters encased in thin metal boxes and illuminated by LED optical fiber. The visual size of such posters is typically 540mm by 390mm.
•	Digital poster frames. These poster frames are LCD screens with memory card slots that allow the screens to change images at regular intervals. Our digital poster frames change images in loops, with typically six images within each 60-second loop. The visual size of the screens is typically 405mm by 305mm.

We sell advertising space on our poster frame network on a per display basis. For each frame that is upgraded from printed poster frame to digital frame, up to six multiple digital images can now be displayed inside each physical frame and we increases our available advertising inventory and opportunities for revenue.

     Subway Advertising Platform
We manage a network of 840 light boxes in the Shanghai subway system with a size ranging from 1.5m by 1.75m to 1.5m by 3.5m. Our lightboxes currently cover 11 lines within the Shanghai subway system.
     Bus Advertising Platform
Commencing in the second quarter of 2010, we began managing a network of approximately 5,000 buses for bus-body advertising in Beijing. This advertising consists of large format sticker advertising.
     Advertising Clients
With coverage in 50 cities and a broad range of media offerings, we have attracted a large and diverse base of local, national and international advertisers. We have a highly diversified advertising base of national and international clients, in addition to a broad client list of local advertisers. These advertising clients are from diverse industries ranging from telecommunications, insurance and banking, to automobiles, real estate, electronics and fast-moving consumer goods. In 2009, approximately, 61.6% of our contracts were entered into with advertising agencies representing these clients.
We enter into most of our advertising contracts with advertising agencies. We also enter into a portion of advertising contracts with direct clients. Our top five advertising clients in aggregate accounted for approximately 19.3% of our advertising service revenues for the year ended December 31, 2009.
A typical advertising contract specifies the duration, site location, types and number of advertising placements, price and payment terms with our advertising clients. Before placing an advertisement, we typically review the advertisement content to be displayed, the relevant approvals for displaying the content, the registered trademark of the client and other materials required by applicable laws.
Generally, our minimum advertising period is 7 days. The contract terms generally range from one to six months for elevator advertisements, six months to 24 months for billboards, one to three months for subway advertisements and one to six months for bus advertisements. In general, we base our listed price on a number of factors, including locations, quantity of displays, scale, types of audience, nature of communities and duration of clients’ advertising campaigns. We increase our listed prices from time to time to reflect changes in market prices.
     Relationships with Site Managers and Owners
We lease spaces in office and residential buildings, subway stations and other high traffic commercial areas to install poster frames, billboards, neon signs and light boxes. Establishing and maintaining long-term relationships with site managers and owners are critical aspects of our business.
We lease billboard locations from managers of commercial centers and other desirable areas of heavy vehicle or foot traffic, such as outside walls of commercial buildings, bus stops and main roads. The term of a location leasing contract is generally one to five years. We are responsible for periodic monitoring, maintenance and repair of frames. Under most of the leasing contracts, we are granted a right of first refusal with respect to renewals. The rental terms and fees under our location leasing contracts vary considerably depending on the city, location, and number of billboards that may be installed.
We lease elevators in high traffic high-rise buildings from property developers, property management companies or homeowner associations. We target both high-rise residential buildings and office buildings. The term of an elevator leasing contract is generally one to three years. The rental terms and fees under our elevator leasing contracts vary considerably depending on the city, location and size of the building and number of flat-panel poster frames that may be installed. Upon entering into a leasing contract, we can install the pre-agreed poster frames in the elevator area usually in three days. We are responsible for periodic maintenance and repair of elevator poster frames. Under a typical lease agreement, a lessor is not allowed to move, remove, damage or hide from view our poster frames, and is required to inform us immediately in the event of any damage to our poster frames. The rental terms and fees under our elevator leasing contracts vary considerably depending on the city, location and size of the building and number of flat-panel poster frames that may be installed.
We have entered into lease contracts for advertising at the stations of eleven major subway lines in Shanghai. Under these lease contracts, we are responsible for obtaining approvals from relevant authorities for all the advertisements we place, and for liabilities arising from the advertisements we place. Since we do not display any advertising unless the relevant approvals for the advertisement are obtained, we believe the risk of incurring such liabilities is low.
Strategy
Our goal is to own and operate the leading integrated out-of-home media network in China with a focus on existing and emerging media platforms having a low cost structure and low capital requirements. We intend to achieve these goals by pursuing the following strategies:
     Increased penetration of existing markets and expansion into new markets. We intend to increase penetration of existing outdoor billboard and in-elevator markets and expand into new markets. In cities where we have an existing network and sales presence, we intend to further strengthen our network with additional concessions.
     Diversify and increase media offerings and optimize our portfolio. Our media offerings consist primarily of outdoor billboards, poster frames, in-elevator locations, bus advertising and light boxes in subway advertising platforms. In order to enhance our service offerings and capitalize on the increasing prominence of new media forms, we plan to further expand our advertising coverage through the widening adoption of existing media products. Market conditions permitting, we also plan to introduce new and differentiated advertising products that offer our clients more customization opportunities. We believe our strategy of diversifying our products will allow us to serve as a “one-stop shop” media service provider, simultaneously optimize our network and client base, and diversify our revenue and income streams. We also aim to periodically adjust the portfolio of media holdings in our network in order to optimize the portfolio.
     Continue to implement an integrated sales approach and engage in cross-selling efforts. We intend to continue to engage in cross-selling efforts to enable existing and potential advertising clients to take advantage of our multi-platform advertising network, and to help increase the value of our network and the occupancy rate of our offerings. To further implement cross-selling initiatives, we plan to employ an integrated sales approach under which we will coordinate the sales and maintenance teams across platforms and geographic regions and provide them with the proper incentive structure to encourage more cohesive and consistent services to our clients and a heightened awareness of opportunities to cross-sell our media offerings while optimizing advertising solutions for our clients.
     Pursue strategic alliances and acquisitions and integrate acquired businesses. We plan to supplement our organic growth and enhance the scale of our operations by identifying and selectively pursuing strategic alliances and acquisitions. We will continue to identify and evaluate strategic acquisition opportunities with attractive media products, platforms or client bases that will complement our growth strategy of pursuing operations with low capital requirements and high returns. We believe this strategy will further enhance our market leadership position while also providing an attractive return on investment.

Sales
As of December 31, 2009, our sales efforts were spearheaded by a team of approximately 119 advertising sales personnel in 19 cities. Our sales personnel generally have prior sales experience in China’s advertising industry and, once hired, receive training to gain a deeper understanding of the out-of-home advertising market, our advertising network, our competitive strengths and the value propositions we offer our advertising clients. We also provide our sales personnel with current data that measures the effectiveness of our advertising network and case studies of successful campaigns conducted on our network. Our sales personnel typically earn commissions on sales, in addition to base salaries.
We supplement our sales efforts by providing value-added advisory services to some of our clients, especially small-size local clients. Each sale starts with a thorough understanding of a client’s advertising needs that leads to tailored solutions that optimize advertising spending on our network. In these services, we assess the clients’ media needs and budgets, assist in allocating media resources across the various media platforms and assist with the creative process in the design and placement of the poster frames.
Competitive Advantages
We believe we enjoy the following advantages over our competitors:
     Nationwide coverage and leading market share. With a nationwide coverage of 50 cities throughout China and Hong Kong, we are one of the largest operators of out-of-home advertising media networks in China. We believe our market share and experience have enabled us to build a strong brand and reputation in the industry and have allowed us to attract a highly diversified advertising base of national and international clients, in addition to a broad client list of local advertisers. We believe our growing nationwide coverage, our market share and diversified, effective advertising media platforms will continue to help us expand our client base and media portfolio, create significant barriers to entry in existing markets and provide added leverage in our quest to expand to new geographic and advertising markets.
     Extensive advertising network across multiple media platforms. We believe our extensive advertising network across multiple media platforms allows us to act as a “one-stop shop” for advertising clients that seek nationwide distribution of advertising content across multiple advertising channels, including outdoor billboards, elevators, subway stations and buses. The site-specific billboards and frames in our large portfolio further combine nationwide marketing with the benefit of precision targeting of audiences. These attributes allow us to accommodate clients that desire to scale and optimize their advertising solutions based on their advertising budgets, targeted audiences and nature of marketing. Additionally, we believe that many of our clients are often using in-elevator advertising for promotional purposes, as opposed to only brand awareness, which is a core strategy for these advertisers regardless of the economic climate. We believe the appeal of our scalable, targeted and effective advertising solutions will continue to attract new and recurring clients.
     Scalable revenue model. Each of our media platforms can be characterized by a low cost structure and low level of capital expenditures required for expansion, which we expect will allow us to cost-efficiently expand and scale our operations in response to market conditions and new opportunities. We believe our expansion opportunities, both geographic and in new advertising markets, can be further characterized by low incremental cost and high marginal profit, as we continue to leverage our existing resources.
     Strong management team. We have strengthened our management team at the corporate level with the addition of several key executives since the completion of the merger, including our Chief Executive Officer and Chief Financial Officer, who bring operational, financial and management experiences from both multinational and leading domestic companies. Under the leadership of our management at a corporate and subsidiary level, we have been able to pursue acquisitions and build our sales force, increase brand awareness and build a diverse client base.

Competition
As a multi-platform media company with presence in 50 cities in China and Hong Kong, we compete with different players across our platforms and cities of operation. We compete for advertising clients generally on the basis of network coverage, service quality, technology, media offerings, services and brand name. We have built our competitive position primarily on our nationwide coverage, leading market share, and our ability to offer broad geographic coverage, diverse media platforms and quality services.
•	Outdoor billboard platform. As the outdoor billboard market in China is largely fragmented with no clear nationwide leader, we compete primarily with other local or regional outdoor billboard owners and operators. We also compete with operators of other forms of outdoor media, including digital outdoor displays and street furniture advertising.
•	In-elevator platform. We compete primarily with other nationwide operators of in-elevator poster frame advertising. We may face competition in individual cities from local and regional players and new entrants into the local and regional market from time to time.
•	Subway and bus advertising platform. We compete with other operators of subway light box and bus-body advertising.
We also compete for the advertising budget of advertisers with other operators of out-of-home advertising and operators of other advertising media including television, radio, newspapers, magazines and the Internet.
Employees
As of December 31, 2009, we had 356 employees, including 49 development personnel, 119 sales and marketing personnel, 86 maintenance personnel, 41 finance and 61 administrative personnel. All of our employees are full-time. None of our employees are covered by collective bargaining agreement. We manage our own staff recruitment. We consider our relations with our employees to be generally good.
We are required by applicable PRC regulations to contribute for our employees certain amounts, based on our employees’ aggregate salaries, to a defined contribution pension plan, a medical insurance plan, a housing fund, an unemployment insurance plan, a personal injury insurance plan and a maternity insurance plan. We believe that we have made the required payments in compliance with the applicable laws and regulations since our inception.
Intellectual Property
The “SearchMedia” brand and our other intellectual property rights contribute to our competitive advantage in the outdoor advertising market in China. To protect our brands and our other intellectual property, we rely on a combination of trademark, trade secret and copyright laws in China as well as imposing procedural and contractual confidentiality and invention assignment obligations on our employees, consultants and others.
Since our merger, we have registered a new domain name : www.searchmediaholdings.com. The Internet address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and information obtained at the address is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this Annual Report on Form 10-K.
While we cannot assure you that our efforts will deter others from misappropriating our intellectual properties, we will continue to create and protect our intellectual property rights in order to maintain our competitive position.

Regulatory Matters
We operate our business in China under a legal regime consisting of the State Council, which is the highest authority of the executive branch of the National People’s Congress, and several ministries and agencies under our authority including the State Administration for Industry and Commerce, or SAIC, which regulates the advertising industry.
PRC Advertising Law was promulgated in 1994. In addition, the State Council, SAIC and other ministries and agencies have issued regulations that regulate our business as discussed below.
     Restrictions on Foreign Ownership in the Advertising Industry
The principal regulations governing foreign ownership in the advertising industry in China include:
•	The Catalogue for Guiding Foreign Investment in Industry (2007);
•	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004), as amended in 2008; and
•	The Notice Regarding Investment in the Advertising Industry by Foreign Investors Through Equity Acquisitions (2006).
These regulations require foreign entities that directly invest in the advertising industry in China to have at least two years of direct operations in the advertising industry outside of China. Since December 10, 2005, foreign investors that have operated in the advertising industry outside of China as their main business for at least three years have been permitted to directly own a 100% interest in advertising companies in China. Notwithstanding the aforementioned provisions, Hong Kong and Macao investors that have operated in the advertising industry have been permitted to directly own a 100% interest in advertising companies in China starting from January 1, 2004, without restriction on main business and operation years compared to other foreign investors.
PRC laws and regulations prohibit the transfer of any approvals, licenses or permits, including business licenses containing a scope of business that permits engaging in the advertising industry. Therefore, we, through Jieli Consulting, entered into contractual arrangements with Jingli Shanghai.
In April 2008, we acquired 100% of the equity interest in Ad-Icon, a Hong Kong company operating an outdoor billboard advertising business. Since Ad-Icon, as a Hong Kong investor, is eligible to invest in the advertising industry in China without restriction on main business and operation years, it established a wholly-owned company Ad-Icon Shanghai in China. In 2010, Ad-Icon Shanghai acquired 100% of the equity interests in Zhejiang Continental, Shanghai Botang , Shanghai Haiya, Beijing Wanshuizhiyuan, Wuxi Ruizhong and Shenyang Jingli. As of the date of this Annual Report on Form 10-K, Jingli Shanghai still holds 100% of the equity interests of our other Chinese affiliates, namely, Shanghai Jincheng, Tianjin Shengshitongda, Shaan Xi Xinshichuang, Changsha Jingli, Qingdao Kaixiang and Wenzhou Rigao.
Most of our advertising business in China is currently provided through Ad-Icon Shanghai and its subsidiaries, with a portion of our operations provided through our contractual arrangements with our consolidated PRC variable interest entities, namely, Jingli Shanghai, and its subsidiaries. Our consolidated PRC variable interest entities hold the requisite licenses to provide advertising services in China. Our subsidiary, Jieli Consulting, has entered into a series of contractual arrangements with Jingli Shanghai and its subsidiaries and shareholders under which:
•	we are able to exert effective control over our consolidated PRC variable interest entities;

•	a substantial portion of the economic benefits of our consolidated PRC variable interest entities are transferred to us; and
•	we have an exclusive option to purchase all or part of the equity interests in our consolidated PRC variable interest entities in each case when, and to the extent, permitted by PRC law.
See “Business — Corporate Ownership Structure — Contractual Arrangements with Jingli Shanghai and its Shareholders”
We believe that there are uncertainties regarding the interpretation and application of current and future PRC laws and regulations. If the PRC government determines that the agreements establishing the structure for operating our PRC advertising business do not comply with PRC government restrictions on foreign investment in the advertising industry, we could be subject to severe penalties. See “Risk Factors — Risks Related to Doing Business in the People’s Republic of China — If the PRC government determines that the contractual arrangements that establish the structure for operating SearchMedia’s China business do not comply with applicable PRC laws and regulations, SearchMedia could be subject to severe penalties.”
     Regulation of Advertising Services
The principal regulations governing advertising businesses in China include:
•	PRC Advertising Law (1994);
•	The Advertising Administrative Regulations (1987); and
•	The Implementing Rules for the Advertising Administrative Regulations (2004).
     Business License for Advertising Companies
PRC advertising laws and regulations stipulate that companies engaging in advertising activities must obtain from the SAIC or its local branch a business license that specifically includes operation of an advertising business in its scope of business. Furthermore, if a company sets up a new site outside of the location where it is registered to conduct advertising business, the company shall register with the local SAIC where the site is located to obtain a branch business license for the site. Companies and branches conducting advertising activities without such licenses may be subject to penalties, including fines, confiscation of advertising income, orders to cease advertising operations, and revocation of their business license or other licenses. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. Ad-Icon Shanghai, Jingli Shanghai and their subsidiaries and branches have obtained such business licenses from the local branch of the SAIC as required by the existing PRC regulations.
     Advertising Content
PRC advertising laws and regulations set forth certain content requirements for advertisements in China, which include prohibitions on misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest, among others. Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are also prohibited. The dissemination of tobacco advertisements via media is prohibited, as is the display of tobacco advertisements in any waiting lounge, theater, cinema, conference hall, stadium or other public area. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, agrochemicals, foodstuff, alcohol and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through out-of-

home, radio, film, television, print and other forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to the relevant administrative authorities for content approval prior to dissemination. We do not believe that advertisements containing content subject to such restriction or censorship comprise a material portion of the advertisements displayed on our media format.
PRC advertising laws and regulations require advertisers, advertising operators and advertising distributors to ensure that the content of the advertisements they prepare or distribute are true and in full compliance with applicable law. In providing advertising services, advertising operators and advertising distributors must review the prescribed supporting documents provided by advertisers for advertisements and verify that the content of the advertisements comply with applicable PRC laws and regulations. In addition, prior to distributing advertisements for certain products that are subject to government censorship and approval, advertising distributors are obligated to ensure that such censorship has been performed and approval has been obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branch may revoke the violator’s licenses or permits for advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.
     Print Advertising
We operate a network of advertising poster frames placed primarily in elevators of high-rise residential and office buildings. The advertisements shown on our poster frame network are defined as “normal print advertisements” under the Print Advertisements Administrative Regulations promulgated by the SAIC on January 13, 2000, amended on November 30, 2004, or the Print Advertisements Regulations. Under these regulations, placement of print advertisement must not impede public policies, social production or people’s lives, nor be placed in areas prohibited by law or regulation. Violation of these regulations may result in penalties, including fines and orders to cease the placement. In addition, these regulations stipulate that print advertisements on poster frames shall have a mark on them indicating that they are an advertisement and shall identify the name and address of the producers, distributors of products (services), printers and/or advertisement operators.
     Outdoor Advertising
The Advertising Law stipulates that the exhibition and display of outdoor advertisements must not:
•	utilize traffic safety facilities or traffic signs;
•	impede the use of public facilities, traffic safety facilities or traffic signs;
•	obstruct commercial or public activities or create an eyesore in urban areas;
•	be placed in restrictive areas near government offices, cultural landmarks or historical or scenic sites; or
•	be placed in areas prohibited by the local governments from having outdoor advertisements.
In addition to PRC Advertising Law, the SAIC promulgated the Outdoor Advertising Registration Administrative Regulations on December 8, 1995, as amended on December 3, 1998 and May 22, 2006, respectively, which govern the outdoor advertising industry in China.

Outdoor advertisements in China must be registered with the local SAIC before dissemination. The advertising distributors are required to submit a registration application form and other supporting documents for registration. If the application complies with the requirements, the local SAIC will issue an Outdoor Advertising Registration Certificate for such advertisement. The content, format, specifications, periods and locations of dissemination of the outdoor advertisement must be submitted for filing with the local SAIC and shall not be changed without approval. After the outdoor advertisement is registered, if it is not displayed within three months, an application shall be filed with the original registration authorities for cancellation. Outdoor advertising facilities must be safely installed and should be maintained on a regular basis to ensure safety and neatness. Advertising content must be true and lawful and not contain any misleading statements.
Local authorities have also issued detailed regulations on operation of outdoor advertising that may prohibit outdoor advertisements in certain areas or through certain facilities or may require that concession rights be obtained through a bidding process for public spaces. In cities where we base our operations, including Shanghai, Beijing, Qingdao, Hangzhou, and Shenyang, the placement and installation of outdoor advertising facilities are subject to municipal zoning requirements and governmental approvals. Each outdoor advertising facility requires a license for placement and installation with specific terms of use for a certain number of years.
     Regulations on the Broadcast of “Programming Content”
In December 2007, the State Administration of Radio, Film, and Television, or SARFT, issued a notice to provincial level SARFT branches regarding the strengthening of the administration of public media platforms. According to this notice, broadcasting of certain programming content on public platforms via radio and television, the Internet or other information networks, is subject to prior approval by SARFT. The SARFT notice also explicitly requires that broadcasting on advertising platforms through compact flash cards or DVDs may only consist of advertisements and may not contain any programming content. Entities that begun broadcasting programming content on advertising platforms prior to the issuance of this notice must cease such broadcasts.
     Regulations on Dividend Distribution
The principal regulations governing dividend distributions of wholly foreign-owned companies include:
•	The Company Law of the PRC (1993), as amended in 2005;
•	Wholly Foreign-Owned Enterprise Law (1986), as amended in 2000; and
•	Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended in 2001.
Under these regulations, wholly foreign-owned companies in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards. In addition, a wholly foreign-owned company is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its reserve fund until the accumulated amount of such fund reaches 50% of its registered capital. At the discretion of a wholly foreign-owned company, it may allocate a portion of its after-tax profits, based on PRC accounting standards, to its staff welfare and bonus fund. The reserve fund and staff welfare and bonus fund are not distributable as cash dividends. Under the relevant PRC law, no net assets other than the accumulated after-tax profits can be distributed as dividends.
     Regulations on Trademarks
The PRC Trademark Law and the PRC Trademark Implementing Regulations provide the basic legal framework for the regulation of trademarks in China, and the SAIC is responsible for the registration and administration of trademarks throughout the country. The PRC has adopted a “first-to-file” principle with respect to trademarks.

PRC law provides that each of the following acts constitutes infringement of the exclusive right to use a registered trademark:
•	use of a trademark that is identical with or similar to a registered trademark in respect of the same or similar commodities without the authorization of the trademark registrant;
•	sale of commodities infringing upon the exclusive right to use the trademark;
•	counterfeiting or making, without authorization, representations of a registered trademark of another person, or sale of such representations of a registered trademark;
•	changing a registered trademark and selling products on which the altered registered trademark is used without the consent of the trademark registrant; and
•	otherwise infringing upon the exclusive right of another person to use a registered trademark.
In the PRC, a trademark owner who believes the trademark is being infringed has three options:
Option 1: The trademark owner can provide his trademark registration certificate and other relevant evidence to the SAIC or its local branches, which can, in its discretion, launch an investigation. The SAIC may take actions such as ordering the infringer to immediately cease the infringing behavior, seizing and destroying any infringing products and representations of the trademark in question, closing the facilities used to manufacture the infringing products or imposing a fine. If the trademark owner is dissatisfied with the SAIC’s decision, he may, within 15 days of receiving such decision, institute civil proceedings in court.
Option 2: The trademark owner may institute civil proceedings directly in court. Civil remedies for trademark infringement include:
•	injunctions;
•	requiring the infringer to take steps to mitigate the damage (i.e., publish notices in newspapers); and
•	damages which are measured by either the gains acquired by the infringer from the infringement, or the losses suffered by the trademark owner, including expenses incurred by the trademark owner to claim and litigate such infringement. If it is difficult to determine the gains acquired by the infringer from the infringement, or the losses suffered by the trademark owner, the court may elect to award compensation of not more than RMB500,000.
Option 3: If the trademark infringement is so serious as to constitute a crime, the trademark owner may file a complaint with the police, and the infringer is subject to investigation for criminal liability in accordance with PRC laws.
     SAFE Regulations on Offshore Investment by PRC Residents and Employee Stock Options
On October 21, 2005, the SAFE issued a titled entitled “Circular on several issues concerning foreign exchange regulation of corporate finance and roundtrip investments by PRC residents through special purpose companies incorporated overseas,” or Circular No. 75, which became effective as of November 1, 2005.

According to Circular No. 75:
•	prior to establishing or assuming control of an offshore company for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;
•	an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and
•	an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change involving a change in the capital of the offshore company, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or division, (4) a long term equity or debt investment, or (5) the creation of any security interests over the relevant assets located in China.
Moreover, Circular No. 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC before issuance of Circular No. 75 are required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Failure to comply with the foreign exchange registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents and onshore company to penalties under PRC foreign exchange administration regulations.
On January 5, 2007, the SAFE issued the Implementing Rules of the Administrative Measures for Individual Foreign Exchange, or the Individual Foreign Exchange Rule, which, among other things, specifies approval requirements for a PRC citizen’s participation in the employee stock holding plans or stock option plans of an overseas publicly-listed company. On March 28, 2007, the SAFE issued the Processing Guidance on Foreign Exchange Administration of Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company, or the Stock Option Rule.
According to the Stock Option Rule, if a PRC domestic individual participates in any employee stock holding plan or stock option plan of an overseas listed company, a PRC domestic agent or the PRC subsidiary of such overseas listed company must, among others things, file, on behalf of such individual, an application with the SAFE to obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with stock purchase or stock option exercise as PRC domestic individuals may not directly use overseas funds to purchase stocks or exercise stock options. Such PRC individuals’ foreign exchange income received from the sale of stocks and dividends distributed by the overseas listed company and any other income shall be fully remitted into a collective foreign currency account in PRC opened and managed by the PRC subsidiary of the overseas listed company or the PRC agent before distributing them to such individuals.
Our PRC citizen employees who may be granted stock options, restricted share awards of the Company, or PRC optionees, will be subject to the Stock Option Rule. If we or our PRC optionees fail to comply with the Individual Foreign Exchange Rule and the Stock Option Rule, we and/or our PRC optionees may be subject to fines and other legal sanctions and we may be prevented from granting additional options or other awards of the Company to our PRC employees.
In addition, the General Administration of Taxation has issued certain circulars concerning employee stock options. Pursuant to these circulars, our employees working in China who exercise stock options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee stock options with relevant tax authorities and withhold individual income taxes of those employees who exercise their stock options. If our employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorities or any other PRC government authorities.
     Regulation on Overseas Listing
In August 2006, six PRC regulatory agencies promulgated the Rules on Acquisition of Domestic Enterprises by Foreign Investors, or the M&A Rules, regulating the mergers and acquisitions of domestic enterprises by foreign investors. The M&A Rules became effective in September 2006, and was amended on June 22, 2009, and the rules, among other things, purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange, especially in the event that the SPV acquires shares of or equity interests in the PRC companies in exchange for the shares of offshore companies. On September 21, 2006, the CSRC issued a clarification that sets forth the criteria and process for obtaining any required approval from the CSRC.
There is still uncertainty as to how the new regulations will be interpreted or implemented or whether prior approval from CSRC is required under the new regulations for the listing and trading of our shares on NYSE Amex. See “Risk Factors — Risk Related to Doing Business in the People’s Republic of China— The approval of the China Securities Regulatory Commission, or the CSRC, may be required under a recently adopted PRC regulation. The regulation also establishes more complex procedures for acquisitions conducted by foreign investors that could make it more difficult for SearchMedia to grow through acquisitions.”

ITEM 1A. RISK FACTORS
Risk Related to Our Business and Operations
We have a history of significant operating losses and our future revenue and operating profitability are uncertain.
We recorded an operating loss of $22.6 million for the year ended December 31, 2009 and we ended the year with an accumulated deficit of $75.6 million. In addition, we recorded operating losses of approximately $35.1 million for the year ended December 31, 2008. We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenue in order to generate sustainable operating profit. Given our history of operating losses, we cannot be certain that we will be able to achieve operating profitability on an annual basis. Our failure to achieve profitability could adversely affect the trading price of our common stock and our ability to raise additional capital.
We have identified material weaknesses in our internal control over financial reporting and we have had to restate our historical financial statements.
In August 2010, we announced that we would restate the financial statements of SearchMedia International as of and for the year ended December 31, 2008, to, among other things, correct an overstatement of revenue $47.0 million in 2008. After the Business Combination and in connection with our preparation of this Annual Report on Form 10-K, we identified accounting irregularities and potential financial and operational improprieties, relating to transactions and financial reporting matters that occurred under the management of SearchMedia International before the Business Combination, which were not previously identified as a result of material weaknesses in our internal control over financial reporting. These material weaknesses relate to, among other things: (i) recording of various erroneous transactions by certain employees; (ii) recording of certain assets and other accounting irregularities related to acquisitions; (iii) diligence and approval of questionable transactions; and (iv) confirmation of payments related to acquisitions.
We have implemented and we plan to further implement steps to address these material weaknesses and improve our internal control over financial reporting. However, the implementation of these measures may not fully address these control weaknesses, and to date these control weaknesses have not been remediated in full. If we fail to implement and maintain the adequate internal control procedures in a timely manner, we may not be able to conclude that we have effective internal control over financial reporting. Furthermore, we cannot be certain we will effectively remediate our control weaknesses or that restatements will not occur in the future. The preparation and filing of restatements could create a significant strain on our internal resources and cause delays in our filing of quarterly or annual financial results, increase our financial accounting and related costs, and divert management’s attention from the operation of our business.
We are subject to ongoing securities litigation and a government inquiry in the United States.
We and certain of our current and former directors and executive officers are defendants in a federal securities class action in the United States. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by allegedly reporting false or misleading revenue and other financial information regarding SearchMedia International during the period April 1, 2009 through August 19, 2010. This action is in the preliminary stages. We cannot predict the claims, allegations, class period, or defendants that ultimately may be included in this litigation. Moreover, we cannot predict whether other similar litigation or regulatory actions or inquiries may be filed or initiated against us or other parties related to these same or other allegations.

In addition, we have been notified that the U.S. Securities and Exchange Commission, Los Angeles Regional Office, is conducting an informal inquiry regarding the issues that are the subject of our restatement of financial results announced on August 20, 2010. We intend to cooperate fully with the SEC during this informal inquiry process. We cannot predict the cost or potential liabilities associated with responding to the SEC inquiry or any related investigations or litigation that may arise from the matters under inquiry.
We have notified our insurance carriers of these matters, but there can be no assurance that our insurance carriers will cover all or part of the defense costs, or any liabilities that may arise from these matters. Litigation and regulatory actions or proceedings can be time consuming and expensive, and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations. We also may be subject to claims for indemnification related to these matters, and we cannot predict the impact that indemnification claims may have on our business or financial results. Finally, we cannot provide any assurance that the final outcome of this litigation will not have a material adverse effect on our business, results of operations, or financial condition.
We have been unable, to date, to integrate our acquisitions, and such inability could materially and adversely impact our operations and our ability to detect and prevent financial irregularities.
Before we completed the Business Combination, SearchMedia International had rapidly acquired a large number of advertising companies. These companies have various degrees of, and frequently lack, systems and controls, including those involving management information, purchasing, accounting and finance, sales, billings, employee benefits, payroll and regulatory compliance. While we have attempted to implement a series of measures to integrate the acquired businesses, such as conducting training programs and integrating media resources and finance staff, such efforts have not, to date, been successful. Failure to successfully integrate the acquired businesses will present a substantial risk that we may not be able to fully realize the anticipated benefits of these acquisitions.
Moreover, without the integration and successful implementation of those measures and controls at the acquired businesses, we have limited ability to detect and prevent material inaccuracies, misstatements or even fraud at the acquired businesses. The importance of implementing and integrating such controls and procedures, including disclosure controls and internal control over financial reporting, is heightened given our rapid and significant growth and our engagement of business practices which are more frequently utilized in the PRC than would be the case with similarly situated companies in the United States.
There may be additional risks inherent in the past acquisitions made by SearchMedia International before the Business Combination, which could materially and adversely affect our business and growth prospects and cause us to not realize the anticipated benefits of these acquisitions.
Although SearchMedia International conducted due diligence with respect to the acquisitions it made before the Business Combination, SearchMedia International may not have implemented sufficient due diligence procedures and we may not be aware of all of the risks and liabilities associated with such acquisitions. Our current management has identified instances of a lack of business substance, proper documentation and accounting irregularities and other improprieties relating to acquisitions made by SearchMedia International. Any additional discovery of adverse information concerning the companies acquired by SearchMedia International could have a material adverse effect on our business, financial condition, and results of operations. We have provided for a two-year earn-out payment provision in most of the contracts for these acquisitions, which is generally contingent upon the level of achievement of the acquired company’s financial performance. In some cases, we have renegotiated these earn out agreements to allow for extended payout periods. In addition, some of the sellers, who agreed to become our employees and manage these acquired companies for us during the earn-out period, may leave the Company or be less motivated in performing their service after the two-year earn-out period has expired, which may lead to failure in revenue growth and even loss of clients and/or site contracts.

Deterioration of economic conditions and a resulting decrease in demand for advertising services would materially and adversely affect our financial condition and results of operations and limit our growth prospects.
Demand for our advertising services, and the resulting advertising spending by our clients on our network, is affected significantly by prevailing economic conditions. The current financial crisis and economic downturns in global markets have impacted, and are expected to further impact, materially and adversely, the advertising spending of our existing and potential multinational clients and, as the crisis spreads to China, the advertising spending of our existing and potential domestic clients. With a severe decline in economic conditions, clients who would normally spend on a broad range of traditional and new media may curtail their overall spending or concentrate their advertising spending on one medium. As we derive most of our revenues from our billboard and in-elevator advertising networks, a decrease in demand for advertising media in general and for our advertising media or advertising networks in particular would materially and adversely affect our financial condition and results of operations and limit our growth prospects. In addition, our clients who are adversely affected by the worsened economic conditions may delay paying the advertising fees to us, which would adversely affect our liquidity and results of operations.
A business strategy of making acquisitions subjects us to all of the risks inherent in identifying, acquiring and operating newly acquired businesses.
Our growth strategy includes acquiring new business to complement and expand our existing operations. In the future, we may continue to make acquisitions of, or investments in, businesses that we believe could complement or expand our current business or offer growth opportunities. To that end, we may spend significant management time and resources in analyzing and negotiating acquisitions or investments that are not consummated. The ongoing process of integrating these businesses is distracting, time consuming, expensive, and requires continuous optimization and allocation of resources. Additionally, if we use stock as consideration, this would have a dilutive effect on existing stockholders. If we use cash, this would reduce our liquidity and impact our financial flexibility. We may seek debt financing for particular acquisitions, which may not be available on commercially reasonable terms, or at all. We face all the risks associated with a business acquisition strategy, including, but not limited to:
•	the potential disruption of our existing businesses, including the diversion of management attention and the redeployment of resources;
•	entering new markets or industries in which we have limited prior experience;
•	failure to identify in due diligence key issues specific to the businesses we seek to acquire or the industries or other environments in which they operate, or, failure to protect against contingent liabilities arising from those issues;
•	unforeseen or hidden liabilities;
•	difficulties in integrating, aligning and coordinating organizations which will likely be geographically separated and may involve diverse business operations and corporate cultures;
•	difficulties in integrating and retaining key management, sales, research and development, production and other personnel;
•	potential loss of key employees, clients or distribution partners of the acquired businesses;
•	difficulties in incorporating the acquired business into our organization;

•	the potential loss of customers, distributors or suppliers;
•	adverse effects on our existing business relationships with our advertisers;
•	difficulties in integrating or expanding information technology systems and other business processes to accommodate the acquired businesses;
•	risks associated with integrating financial reporting and internal control systems;
•	the potential for future impairments of goodwill if the acquired business does not perform as expected;
•	the inability to obtain necessary government approvals for the acquisition, if any; and
•	successfully operating the acquired business.
If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results. If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction.
Failure to manage our growth could strain our management, operational and other resources, which could materially and adversely affect our business and growth potential.
We experienced rapid expansion in recent years, which resulted, and will continue to result, in substantial demand on our management resources. To manage our growth, we must develop and improve our existing administrative and operational systems and our financial and management controls, and further expand, train and manage our work force. We also need to incur substantial costs and spend substantial resources in connection with these efforts. We may not have the resources to revamp our systems and controls, recruit or train our personnel, or afford to incur the costs and expenses in order to successfully manage our growth. Failure to manage our growth may materially and adversely affect our business and growth potential.
Future charges due to possible impairments of acquired assets may have a material adverse effect on our financial condition and results of operations.
A portion of our assets is comprised of goodwill and other intangible assets, which may be subject to future impairment that would result in financial statement write-offs. Goodwill and other intangible assets represent approximately 47.3% of our total assets at December 31, 2009. If there is a material change in our business operations or prospects, the value of the intangible assets we have acquired or may acquire in the future could decrease significantly. On an ongoing basis and at least annually, we will evaluate, partially based on discounted expected future cash flows, whether the carrying value of such intangible assets may no longer be recoverable, in which case a charge to earnings may be necessary. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition, results of operations and stock price.
We face significant competition for advertising spending from operators of new and traditional advertising networks. If we cannot successfully compete, our results of operations would be materially and adversely affected.
We face competition for general advertising spending from operators of many other forms of advertising networks, such as television, print media, Internet and other types of out-of-home advertising.

Our success depends on the continuing and increased interest of advertising clients and agencies in in-elevator, outdoor billboard, subway and bus advertising as components of their advertising strategies. Advertisers may elect not to use our services if they believe that the viewing public is not receptive to advertising platforms we offer or that these platforms do not provide sufficient value as effective advertising mediums. If we cannot successfully compete for advertising spending against traditional, Internet and other types of out-of-home advertising, we will be unable to generate sufficient revenues and cash flows to operate our business, and our results of operations could be materially and adversely affected.
For in-elevator and billboard advertising spending, we face competition from different players across different platforms and in different cities where we operate. For our in-elevator advertising platform, we compete primarily against large regional operators and other nationwide operators some of which have substantially more financial resources than we have. For our billboard advertising platform, we compete against mostly local or regional outdoor billboard owners and operators, as the outdoor billboard market in China is largely fragmented. For our transit advertising platform, we compete against other seasoned operators. We compete for advertising spending on these platforms generally on the basis of network coverage, service quality and brand name. If we cannot compete successfully for advertising spending on these platforms, our market share and our results of operations would suffer.
We have a limited operating history which may make it difficult for you to evaluate our business and prospects.
SearchMedia International entered the out-of-home advertising market in 2005. Accordingly, we have a limited operating history for our current operations upon which you can evaluate the viability and sustainability of our business and our acceptance by advertisers.
If we fail to develop and maintain relationships with site owners, managers and sublessors that provide us access to desirable locations and network platforms, our growth potential and our business could be harmed.
Our ability to generate revenues from advertising sales depends largely on our ability to provide a large network of our media products across media platforms at desirable locations. The effectiveness of our network also depends on the cooperation of site owners and managers to allow us to install the desired types of frames at the desired spots on their properties and, for in-elevator advertising, to keep the elevators in operation and accessible to the viewing public. To address these needs, we must develop and maintain business relationships with site managers and owners and, for a portion of our network, sublessors that consist primarily of advertising companies. Since the ownership of residential and office buildings is fragmented, maintaining these relationships requires considerable operational resources in terms of contract management and site development and maintenance personnel. If we fail to devote the necessary resources to maintaining these relationships or if we fail to perform our obligations under the existing leases, these lessors and sublessors may terminate their leases with us or not renew them upon expiration. In some cases, we have not maintained good relations and some of our leases have been terminated or may be terminated in the future. In 2009, we did not pay when due lease payment obligations for many of the elevator leases in our Jingli Shanghai elevator operations, which resulted in termination of many of these elevator leases. If a significant number of our elevator leases are terminated and we fail to develop relationships with potential lessors and sublessors of new sites, our business could suffer as a result. As there is a limited supply of billboards at desirable locations and a limited number of subway stations, the termination of a significant number of the leases for billboards and light boxes at subway stations could harm our multi-platform growth and operation strategies and our business and prospects could suffer as a result.
Failures to obtain site owners’ consents or objections from site owners to the installations of our media products could lead to termination of our contracts or installations, which would harm our results of operations.

PRC real estate laws and regulations require that we obtain prior consent of site owners and managers for any commercial use of public areas or facilities of residential properties. We generally enter into display placement agreements with site managers. To comply with PRC real estate laws and regulations, we also need to obtain or urge site managers to obtain prior consent of site owners committees or site owners. In some circumstances, it is difficult to locate site owners. If we enter into an agreement for display placement with a site manager without the consent from the relevant site owners, we could be subject to fines of up to RMB0.2 million (approximately $29,000) for each site and be required to remove our advertising posters from the affected building. In addition, site owners who object to the installation of poster frames in their buildings may cause site managers to terminate or fail to renew site contracts with us, which would harm our results of operations.
If we are unable to obtain or retain desirable placement locations for our advertising poster frames and outdoor billboards on commercially advantageous terms, our operating margins and earnings could decrease and our results of operations could be materially and adversely affected.
Our cost of revenues consists primarily of operating lease cost of advertising space for displaying advertisements, depreciation of advertisement display equipment, amortization of intangible assets relating to lease agreements and direct staff and material costs associated with production and installation of advertisement content. Our operating lease cost represents a significant portion of our cost of revenues. In 2008 and 2009, our operating lease cost accounted for 84.4% and 82.2%, respectively, of our cost of revenues and 62.0% and 61.0%, respectively, of our total revenues. In the future, we may need to pay higher amounts in order to renew existing leases, obtain new and desirable locations, or secure exclusivity and other favorable terms. If we are unable to secure commercially advantageous terms or pass increased location costs onto our advertising clients through rate increases, our operating margins and earnings could decrease and our results of operations could be materially and adversely affected.
We may not have sufficient liquidity to pay earn-out payments when they come due, which could materially and adversely affect our operations.
We are obligated to pay earn-out payments over the next two to three years in connection with our acquisitions of a number of advertising businesses. We estimate that $5.9 million is payable within the next twelve months from the date of this Annual Report on Form 10-K and $17.9 million is payable after the next twelve months and within the next two to three years. We also estimate that more than 50% of the earn-out payable is payable in stock.
Based on the performance of the acquisitions to date and forecast for the rest of the payment period we believe that we currently have sufficient capital to pay the required earn-out payments over the next twelve months. However, due to a variety of factors which cannot presently be ascertained, including without limitation, the amount of working capital that we have available, and the financial performance of both the company and the acquired companies entitled to receive an earn-out payment, we may not have sufficient liquidity to meet our earn-out obligations. If such failure cannot be remedied through renegotiation of the terms of such earn-outs with the acquiring companies or the raising of the required proceeds on reasonable terms, our operations are likely to be adversely and materially impacted.
The shareholders of Jingli Shanghai may have potential conflicts of interest with us.
The shareholders of Jingli Shanghai are also the founders and shareholders of the Company. Conflicts of interests between their dual roles as shareholders of both Jingli Shanghai and the Company may arise. We cannot assure you that when conflicts of interest arise, any or all of these individuals will act in the best interests of the Company or that any conflict of interest will be resolved in our favor. In addition, these individuals may breach or cause Jingli Shanghai to breach or refuse to renew the existing contractual arrangements that allow us to effectively control Jingli Shanghai and receive economic benefits from it. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of Jingli Shanghai, we would have to rely on legal proceedings, the outcome of which is uncertain and could be disruptive to our business.

Our business depends substantially on the continuing efforts of our senior executives, and our business may be severely disrupted if we lose their services.
Our future success depends heavily on the continued services of our senior executives and other key employees, their industry expertise, their experience in business operations and sales and marketing, and their working relationships with our advertising clients as well as the site owners, property developers, property management companies, homeowner associations and relevant government authorities that affect the site contracts with us.
We do not have a long history of working with some of these senior executives and key employees. If one or more of our senior executives were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all. If any of our senior executives join a competitor or forms a competing company, we may lose clients, site contracts, key professionals and staff members. We have entered into an employment agreement with each of our executive officers, which agreement contains non-competition provisions. However, if a dispute arises between us and our executive officers, there is no assurance that any of these agreements could be enforced, or to what extent they could be enforced, in China, in light of the uncertainties with China’s legal system.
If we are unable to adapt to changing advertising trends of advertisers and consumers, we will not be able to compete effectively and we will be unable to increase or maintain our revenues, which may materially and adversely affect our business prospects and revenues.
The competitive market for out-of-home advertising requires us to continuously identify new advertising trends of advertisers and consumers. In response to these new advertising trends, we may need to quickly develop and adopt new formats, features and enhancements for our advertising network and/or cost-effectively expand into additional advertising media and platforms beyond in-elevator, billboards, and transit platform advertising. We may be required to incur, but may not have the financial resources necessary to fund, development and acquisition costs in order to keep pace with new advertising trends. If we fail to identify or respond adequately to these changing advertising trends, demand for our advertising network and services may decrease and we may not be able to compete effectively or attract advertising clients, which would have a material and adverse effect on our business prospects and revenues.
Our growth could suffer if we fail to expand our media networks to include new media offerings, media platforms or enter into new markets.
Currently, our network primarily consists of in-elevator, outdoor billboard and transit advertising. Our growth strategy includes broadening our service offerings and possibly entering into new advertising markets. It is difficult to predict whether consumers and advertising clients will accept our entry into new media markets or accept the new media products or platforms we may offer. It is also difficult to predict whether we will be able to generate sufficient revenues to offset the costs of entering into these new markets or introducing these new products or new media platforms. We may also have limited or no prior experience working with these new products, platforms or markets. If we fail to expand our media network to include new media products, platforms or markets, our growth could suffer as a result.
If site managers or owners shut down our displays for site maintenance or other reasons, our business could be adversely affected.
Under certain site leasing contracts we entered into with site managers or owners, site managers or owners have the right to shut down our displays with prior written notice if they need to inspect or maintain the sites where we have installed advertising displays, or for other reasons such as facility reconstruction. However, under our contracts with our advertising clients, if these displays are shut down for an extended period of time, we are required to substitute these suspended displays with alternative displays. If we cannot reach an agreement with our clients on the alternative displays, we could be required to refund the advertising fees paid by these clients. If a substantial number of our displays are shut down by site managers within a short time period, we may not be able to locate alternative display locations and may incur substantial remedial costs. Our relationships with our advertising clients could also suffer and our financial results could be adversely affected.
Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.
We regard our copyrights, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of the intellectual property used in our business may adversely affect our business and reputation. We have historically relied on a combination of trademark and copyright law, trade secret protection and restrictions on disclosure to protect our intellectual property rights. We have entered into confidentiality agreements with all our employees. We cannot assure you that these confidentiality agreements will not be breached, or that we will have adequate remedies for any breach.
We are in the process of registering in China the “SearchMedia” trademark and logo used in our business. We cannot assure you that our trademark application will ultimately proceed to registration or will result in registration with scope adequate for our business. Some of our pending applications or registration may be successfully challenged or invalidated by others. If our trademark application is not successful, we may have to use different marks for affected services or technologies, or enter into arrangements with any third parties who may have prior registrations, applications or rights, which might not be available on commercially reasonable terms, if at all.
In addition, monitoring and preventing unauthorized use of our trademarks and other intellectual property is difficult and expensive, and litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations.
We rely on computer software and hardware systems in managing our operations; any failure in these systems could adversely affect our business, financial condition and results of operations.
We are dependent upon our computer software and hardware systems in supporting the sales, scheduling and maintenance of our network. In addition, we rely on our computer hardware for the storage and delivery of the data on our network. Any system failure which causes interruptions to the input and retrieval of data or increases our service time could disrupt our normal network operations. In addition, computer hackers infecting our network with viruses could cause our network to become unavailable. Although we believe that our disaster recovery plan is adequate to handle the failure of our computer software and hardware systems, we cannot assure you that we will be able to effectively carry out this disaster recovery plan or that we would be able to restore our network operations fast enough to avoid a significant disruption to our business. Any failure in our computer software and/or hardware systems could decrease our revenues and harm our relationships with advertisers and target audiences, which in turn could have a material adverse effect on our business, financial condition and results of operations.
We have no business liability, disruption or litigation insurance, and we could incur substantial costs if our business is disrupted due to natural disasters, litigation or other business interruptions.
The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products and do not, to our knowledge, offer business liability insurance. While business disruption insurance is available to a limited extent in China, we have determined that the risks of disruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability or disruption coverage for our operations in China. All industries are subject to legal claims. As a public company, we are particularly susceptible to securities and derivative lawsuits. These claims may be costly to defend and divert the attention of our management and our resources in general. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could have a material effect on our business, financial condition, results of operations or cash flows. Any business disruption or litigation may result in our incurring substantial costs and the diversion of resources.
Our operating results are difficult to predict and may fluctuate from period to period.
Our operating results are difficult to predict and may fluctuate from period to period. Factors that are likely to cause our operating results to fluctuate include:
•	our ability to maintain and increase sales to existing advertising clients, attract new advertising clients and satisfy our clients’ demands;
•	the frequency of our clients’ advertisements on our network;
•	remaining competitive with the pricing strategies of our competitors;
•	effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate alliances or acquired businesses into our business;
•	changes in government regulations in relation to the advertising industry;
•	lower advertising spending immediately following a major holiday season in China; and
•	economic and geopolitical conditions in China and elsewhere.
Many of the factors discussed above are beyond our control, making our results difficult to predict from period to period. Although we did not experience significant seasonality in our business, except for generally lower sales in periods immediately following major holiday seasons historically, you should not rely on our operating results for prior periods as an indication of our future results. If our revenues for a particular period are lower than expected, we may be unable to reduce our operating expenses for that period by a corresponding amount, which would harm our operating results for that period relative to our operating results from other periods.
Jieli Network has not started its operation, which could cause Jieli Network to lose its business license.
According to PRC laws and regulations, the relevant PRC registration authorities may revoke a company’s business license if such company, absent reasonable cause, has failed to commence operation of its business within six months after its establishment. From the date of Jieli Network’s incorporation on January 16, 2008 through the date of this annual report on Form 10-K, Jieli Network has not commenced operations of its business. Jieli Network has not received any notice from the SAIC or relevant PRC registration authorities of any plan to revoke Jieli Network’s business license. However, if Jieli Network’s business license is revoked, Jieli Network will need to be dissolved, and we must repatriate the capital contributions to an entity outside China. If we are unsuccessful in subsequently contributing the repatriated amount to an entity inside China, the business operation of the Company may be adversely and materially affected.

Risks Relating to Doing Business in the People’s Republic of China
If the PRC government determines that the contractual arrangements that establish the structure for operating our China business do not comply with applicable PRC laws and regulations, we could be subject to severe penalties.
Applicable PRC laws and regulations currently require any foreign entities that invest in the advertising services industry in China to have at least two years of direct operations in the advertising industry outside of China. We are a Cayman Islands corporation and a foreign legal person under Chinese laws. Before we acquired 100% of the equity interests of Ad-Icon in 2008, we had not directly operated an advertising business outside of China and thus could not qualify for the requirement of minimum two years experience outside China under PRC regulations. Accordingly, our subsidiary, Jieli Consulting, is currently ineligible to apply for the required business license for providing advertising services in China. Therefore, we entered into contractual arrangements with our consolidated variable interest entity in China, Jingli Shanghai, and prior to formation of Jingli Shanghai, we operated our advertising business through Shanghai Sige Advertising and Media Co., Ltd., or Sige, Shenzhen Dale Advertising Co., Ltd., or Dale and Beijing Conghui Advertising Co., Ltd., or Conghui. Jingli Shanghai is currently owned by two PRC citizens, Ms. Qinying Liu and Ms. Le Yang, and holds the requisite business license to provide advertising services in China. Jingli Shanghai and its subsidiaries directly operate a portion of our advertising network, enter into display placement agreements and sell advertising spaces to our clients with respect to certain of our operating subsidiaries. In 2010, Ad-Icon Shanghai, a wholly-owned subsidiary of Ad-Icon, acquired some of Jingli Shanghai’s subsidiaries and operates advertising business through such subsidiaries. Before the remaining subsidiaries of Jingli Shanghai are acquired by Ad-Icon Shanghai, we are expected to continue to be dependent on Jingli Shanghai and its subsidiaries to operate a portion of our advertising business. We do not have any equity interest in Jingli Shanghai but receive the economic benefits and assume the economic risks of it through various contractual arrangements and certain corporate governance and shareholder rights arrangements. In addition, we have entered into agreements with Jingli Shanghai and each of the shareholders of Jingli Shanghai which allow us to exert control over Jingli Shanghai.
If we, Jieli Consulting, Jieli Network, Jingli Shanghai or any of our future PRC subsidiaries are found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce, or SAIC, which regulates advertising companies, would have broad discretion in dealing with such violations, including:
•	revoking the business and operating licenses of Jingli Shanghai or our PRC subsidiary and other affiliated entities, if any;
•	discontinuing or restricting the operations of any transactions among our PRC subsidiary, Jingli Shanghai and its shareholders;
•	imposing fines, confiscating the income of Jingli Shanghai or our income, or imposing other requirements with which we or our PRC subsidiary and affiliated entities may not be able to comply;
•	requiring us or our PRC subsidiary and affiliated entities to restructure our ownership structure or operations; or
•	restricting or prohibiting our use of the proceeds of the Business Combination to finance our business and operations in China.

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct our business, and our financial condition and results of operations.
We rely on contractual arrangements with Jingli Shanghai and its shareholders for our China operations, which may not be as effective in providing operational control as would be the case through ownership of a controlling equity interest in such operating entities.
In April 2008, we acquired 100% of the equity interest in Ad-Icon, a Hong Kong company, which operates an outdoor billboard advertising business. In December 2009, Ad-Icon established Ad-Icon Shanghai in China. In 2010, Ad-Icon Shanghai acquired most of the subsidiaries of Jingli Shanghai, but as of the date of filing of this Annual Report on Form 10-K, Ad-Icon Shanghai has not acquired all remaining subsidiaries of Jingli Shanghai. We have relied and expect to continue to rely on contractual arrangements with Jingli Shanghai and its shareholders to operate a portion of our business in China before we complete the acquisition of all subsidiaries of Jingli Shanghai. For a description of these contractual arrangements, see “Business — Corporate Ownership Structure - Contractual Arrangements with Jingli Shanghai and its Shareholders” in this Annual Report on Form 10-K. These contractual arrangements include an equity pledge agreement, under which the shareholders of Jingli Shanghai pledged their equity interests in Jingli Shanghai to Jieli Consulting. Such pledge was duly created by recording the pledge on Jingli Shanghai’s register of shareholders in accordance with the PRC Collateral Law. According to the PRC Property Rights Law, effective as of October 1, 2007, the pledge needs to be registered with the relevant local branch of the Shanghai Administration of Industry and Commerce. Jingli Shanghai successfully registered the pledge with the Shanghai Administration of Industry and Commerce Chongming Sub-bureau on February 2, 2009. These contractual arrangements may not be as effective as ownership of a controlling equity interest would be in providing us with control over Jingli Shanghai. Under the current contractual arrangements, as a legal matter, if Jingli Shanghai or any of its shareholders fails to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which may not be effective. For example, if the shareholders of Jingli Shanghai were to refuse to transfer their equity interests in Jingli Shanghai to us or our designee when we exercise the call option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith towards us, we may have to take legal action to compel them to perform their contractual obligations. In addition, we may not be able to renew these contracts with Jingli Shanghai and/or its shareholders.
In addition, if Jingli Shanghai or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If Jingli Shanghai undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business and our ability to generate revenue.
All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our affiliated entity, and our ability to conduct our business may be materially and negatively affected.

Our affiliated entity may have engaged in business activities without necessary registration with local authorities. This could subject us to fines and other penalties, which could have a material adverse effect on our ability to operate our business.
According to relevant PRC laws, a company that sets up a branch to conduct an advertising business in a location where it is not registered must register with the local branch of the State Administration for Industry and Commerce, or SAIC. Jingli Shanghai (update) currently has registered with the local branches of SAIC in Shanghai, Beijing, Guangzhou, Nanjing, Changchun, Chongqing, Chengdu, Dalian, Xi’an, Jinan, Hangzhou, Qingdao, Wuhan, Changzhou, Fuzhou and Shenzhen, where it has set up its headquarters and branch offices. These penalties may include disgorgement of profits or revocation of Jingli Shanghai’s business license. Because of the discretionary nature of regulatory enforcements in the PRC, there can be no assurances that Jingli Shanghai will not be subject to these penalties as a result of violations of the requirement to register with SAIC or its local branches, or that these penalties would not have a material adverse effect on our ability to operate our business.
Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.
Substantially all of our business operations are conducted in China. Accordingly, our business, results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. While some of these measures may benefit the overall PRC economy, they may also have a negative effect on us. For example, our business, financial condition and results of operations may be adversely affected by changes in tax regulations or government’s control over capital investments and foreign currencies. As the PRC economy is increasingly linked to the global economy, it is affected in various respects by downturns and recessions of major economies around the world, such as the recent financial and economic crises. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in demand for our services and products and consequently have a material adverse effect on our business and prospects. The various economic and policy measures enacted by the PRC government to forestall economic downturns or shore up the PRC economy may not succeed and our business could be negatively affected as a result.
If advertising registration certificates are not obtained for advertisements on our outdoor billboard or rapid transit networks, we may be subject to fines.
On May 22, 2006, the SAIC amended the Provisions on the Registration Administration of Outdoor Advertisements, or the new outdoor advertisement provisions. Pursuant to the new outdoor advertisement provisions, advertisements placed on posters, digital displays, light boxes, neon lights via outdoor premises, space, facilities, as well as those placed in rapid transit stations are treated as outdoor advertisements and must be registered in accordance with the local SAIC by “advertising distributors” and advertising registration certificates must be obtained. After review and examination, if an application complies with the requirements, the local SAIC will issue an Outdoor Advertising Registration Certificate for such advertisement. The content, format, specifications, periods and locations of dissemination of the outdoor advertisement must be submitted for filing with the local SAIC.

We require advertisers to apply for and obtain the registration certificates for their advertisements. If an advertiser displays an advertisement without the requisite registration, the relevant local SAICs may require us to disgorge advertising revenues or may impose fines on us.
Our outdoor billboards, light boxes and neon signs are subject to municipal zoning requirements, governmental approvals and administrative controls. If we are required to tear down our billboards, light boxes or neon signs as a result of these requirements, approvals or controls, our operations could be materially and adversely affected.
Our billboards, light boxes and neon signs are subject to local regulations which may impose detailed requirements regarding municipal zoning requirements and governmental approvals. Each outdoor placement and installation may require a license with specific terms of use. If we, or our lessors or sublessors, violate the terms of the license for the relevant placement and installation for a billboard, light box or neon sign, we could be required to tear it down. We may also be required to tear it down as result of change of municipal zoning requirements or actions taken by local authorities for city beautification, clean-up or other purposes. If we lose a significant number of billboards, light boxes and/or neon signs as a result, our business operations would be materially and adversely impacted. Moreover, if we are unable to perform our advertising contracts as a result of these losses, we may incur remedial costs and our relationships with our advertising clients and financial results could be harmed as a result.
If we were deemed a “resident enterprise” by PRC tax authorities, we could be subject to tax on our global income and our non-PRC shareholders could be subject to certain PRC taxes.
Under the New PRC Enterprise Tax law effective January 1, 2008, or the EIT law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” and will be subject to the EIT at the rate of 25% on its global income. The implementing rules of the EIT law define “de facto management” as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. The State Tax Administration issued the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by PRC individuals, like our company, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals. If we were to be considered a “resident enterprise” by the PRC tax authorities, our global income would be subject to tax under the EIT law at the rate of 25% and, to the extent we were to generate substantial amount of income outside of PRC in the future, we would be subject to additional taxes. In addition, if we were to be considered a “resident enterprise,” the dividends we pay to our non-PRC enterprise shareholders would be subject to withholding tax and our non-PRC enterprise shareholders would be subject to a 10% income tax on any gains they would realize from the transfer of their shares, if such income were sourced from within the PRC.
As of the date of this Annual Report on Form 10-K, no final interpretations on the implementation of the “resident enterprise” designation are available for companies such as ours. Moreover, any such designation, when made by PRC tax authorities, will be determined based on the facts and circumstances of individual cases. As a result, we cannot currently determine the likelihood of the Company being designated a “resident enterprise”.
We principally rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries and affiliated entities to make payments to us could have a material adverse effect on our ability to conduct our business.

We are a holding company and rely principally on payments of service, license and other fees from Jingli Shanghai to Jieli Consulting, one of our subsidiaries in China, and distributions in turn from Jieli Consulting to us to fund our cash and debt service requirements. We also rely on distributions from Ad-Icon Shanghai to us to fund our cash and debt service requirements. Current PRC regulations permit our subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries and consolidated affiliated entities in China are required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Furthermore, if our subsidiaries and consolidated affiliated entities in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements we currently have in place in a manner that would materially and adversely affect our subsidiaries’ ability to pay dividends and other distributions to us.
Furthermore, under the previously applicable PRC tax laws and regulations, dividend payments to foreign investors made by foreign-invested enterprises in China, such as Jieli Consulting and Jieli Network, are exempt from PRC withholding tax. Pursuant to the EIT law and the implementing rules that became effective on January 1, 2008, however, dividends payable by a foreign-invested enterprise in China to its foreign investors will be subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. The Cayman Islands, where we are incorporated, does not have such a tax treaty with China. Ad-Icon Company Limited, or Ad-Icon, the direct holder of the 100% equity interest in Ad-Icon Shanghai, is incorporated in Hong Kong. According to the Mainland and Hong Kong Special Administrative Region Arrangement on Avoiding Double Taxation or Evasion of Taxation on Income agreed between China and Hong Kong in August 2006, dividends paid by a foreign-invested enterprise in China to its direct holding company in Hong Kong will be subject to withholding tax at a rate of no more than 5% (if the foreign investor owns directly at least 25% of the shares of the foreign-invested enterprise). The new tax law provides, however, that qualified dividends distributed between resident enterprises will be exempt from such requirement. If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, the dividends received from Jieli Consulting and Jieli Network would be regarded as dividends distributed between resident enterprises, and thus be exempt from the new EIT withholding tax. If we and Ad-Icon were regarded as PRC resident enterprises, the dividends payable to us from Ad-Icon Shanghai would be exempt from the PRC income tax. If we were regarded as a non-PRC resident enterprise and Ad-Icon were regarded as a PRC resident enterprise, then Ad-Icon would be required to withhold a 10% withholding tax on any dividends payable to us, while if Ad-Icon is regarded as a non-PRC resident enterprise, then Ad-Icon Shanghai would be required to withhold a 5% withholding tax on any dividends payable to Ad-Icon. As the interpretations of the “resident enterprise” designation are unavailable for companies such as us, and as the designation is determined based on the facts and circumstances of individual cases, we cannot currently provide assurance regarding the likelihood of the Company being designated a “resident enterprise” and, accordingly, whether the dividends payable to us by our PRC subsidiaries would be subject to the withholding tax under the EIT law.
Uncertainties with respect to the PRC legal system could adversely affect us.
We conduct our business primarily through our subsidiaries and affiliated entities in China. Our operations in China are governed by PRC laws and regulations. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.
Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after a violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.
We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content and services we provide through our network.
PRC advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Violations of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In cases involving serious violations, the PRC government may revoke an offender’s license for advertising business operations.
As an operator of an advertising medium, we are obligated under PRC law to monitor the advertising content displayed on our network for compliance with applicable law. Although the advertisements displayed on our network may have been previously displayed over public media, we may be required to separately and independently vet these advertisements for content compliance before displaying them on our networks. In addition, for advertising content related to certain types of products and services, such as alcohol, cosmetics, pharmaceuticals and medical procedures, we are required to confirm that the advertisers have obtained requisite government approvals including the advertiser’s operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filings with the local authorities. Previously, we did not strictly abide by these requirements. We have remedied this noncompliance and have, among other things, employed qualified advertising inspectors who are trained to review advertising content for compliance with relevant PRC laws and regulations. However, there can be no assurances that we will not be penalized for our past noncompliance or that each advertisement provided by an advertising client is in compliance with relevant PRC advertising laws and regulations or that the supporting documentation and government approvals provided by our advertising clients are accurate and complete.
Moreover, civil claims may be filed against us for fraud, defamation, subversion, negligence, copyright or trademark infringement or other violations due to the nature and content of the information displayed on our network. If consumers find the content displayed on our network to be offensive, site managers and owners may seek to hold us responsible for any consumer claims against them or may terminate their relationships with us.
In addition, if the security of our content management system is breached and unauthorized images or text are displayed on our network, viewers or the PRC government may find these images or text to be offensive, which may subject us to civil liability or government censure, and harm our reputation. If our viewers do not believe our content is reliable and accurate, our business model may become less appealing to them and our advertising clients may be less willing to place advertisements on our network. Government censure, investigation or any other government action, or any civil suits against us could divert management time and resources and could have a material and adverse effect on our business, results of operations and financial condition.
Governmental control of currency conversion may materially and adversely affect the value of your investment. Substantial limitations may be imposed on the removal of funds from the PRC to the Company, or the infusion of funds by us to our subsidiaries and affiliates located in the PRC.
The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived from dividend payments from our PRC subsidiaries.

Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our parent, the Company. As dividends from Chinese operations will be the primary source of revenue production for us, failure to be able to receive such dividends could materially and adversely impact the value of your Company shares and could make it impossible for us to meet our cash flow requirements.
On August 29, 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or Circular No. 142. Pursuant to Circular No. 142, the RMB fund from the settlement of foreign currency capital of a foreign-invested enterprise must be used within the business scope as approved by the examination and approval department of the government, and cannot be used for domestic equity investment unless it is otherwise provided for Documents certifying the purposes of the RMB fund from the settlement of foreign currency capital including a business contract must also be submitted for the settlement of the foreign currency. We used to provide loans to Jingli Shanghai in RMB settled from foreign currency capital of Jieli Consulting and Jieli Network. With the strengthened administration on settlement of foreign currency, these previous loan arrangements may no longer be feasible. If the foreign exchange control system prevents Jingli Shanghai from obtaining sufficient RMB to satisfy its currency demands, the operation of the Company may be materially and adversely affected.
Our subsidiary in Hong Kong, Ad-Icon Company Limited, on December 11, 2009, established Ad-Icon Advertising (Shanghai) Co., Ltd., a wholly-owned subsidiary in China, which is permitted to operate advertising business in China. Through Ad-Icon Shanghai, we can enter into advertising contracts directly with clients and submit those contracts for the purpose of settling foreign currencies. In the meantime, we can submit the business contracts between Jieli Consulting/Jieli Network and Jingli Shanghai for the purpose of settling foreign currencies. According to our PRC counsel to the Company, both alternatives are permissible under PRC laws.
PRC regulations relating to the establishment of offshore special purpose vehicles by PRC residents may subject our PRC resident shareholders or us to penalties and limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us, or otherwise adversely affect us.
SAFE issued a public notice in October 2005 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose vehicle.” PRC residents that are shareholders and/or beneficial owners of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. In addition, any PRC resident that is a shareholder of an offshore special purpose vehicle is required to amend its SAFE registration with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China or other material changes in share capital. In May 2007, SAFE issued relevant guidance to its local branches with respect to the operational process for SAFE registration, which standardized more specific and stringent supervision on the registration relating to the SAFE notice. We have requested the previous shareholders and/or beneficial owners of SearchMedia International to disclose whether they or their shareholders or beneficial owners fall within the ambit of the SAFE notice and have urged those who are PRC residents to register with the local SAFE branch as required under the SAFE notice. The failure of these shareholders and/or beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future shareholders and/or beneficial owners of the Company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such shareholders, beneficial owners and/or our PRC subsidiaries to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to us or otherwise adversely affect our business. Additional registrations may be required in connection with the acquisition of our shares by existing shareholders.
PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds of the business combination to make loans or additional capital contributions to our PRC operating subsidiaries and affiliated entities.
In using the proceeds of the Business Combination as an offshore holding company of our PRC operating subsidiaries and affiliates, we may make loans to our PRC subsidiaries and consolidated affiliates, or we may make additional capital contributions to our PRC subsidiaries. As an offshore holding company of our PRC operating subsidiaries and affiliates, any loans by us to our PRC subsidiaries or consolidated PRC affiliates are subject to PRC regulations and approvals. For example:
•	loans by us to our wholly-owned subsidiaries in China, each of which is a foreign-invested enterprise, to finance the activities cannot exceed statutory limits and must be registered with SAFE, or its local counterpart; and
•	loans by us to Jingli Shanghai, which is a domestic PRC entity, may require the approval from the relevant government authorities or registration with SAFE or its local counterpart.
We may also decide to finance our wholly-owned subsidiaries by means of capital contributions. These capital contributions must be approved by the PRC Ministry of Commerce or its local counterpart. Because Jingli Shanghai is a domestic PRC entity, we are not likely to finance our activities by means of capital contributions due to regulatory issues relating to foreign investment in domestic PRC entities, as well as the licensing and other regulatory issues discussed in the “Business — Regulatory Matters” section of this Annual Report on Form 10-K. There can be no assurances that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our subsidiaries or Jingli Shanghai. If we fail to receive such registrations or approvals, our ability to use the proceeds of the Business Combination and to capitalize our PRC operations may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.
Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.
The value of the Renminbi against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy caused the Renminbi to appreciate approximately 21.5% against the U.S. dollar over the following three years. Since reaching a high against the U.S. dollar in July 2008, the Renminbi has traded within a narrow band against the U.S. dollar, remaining within 1% of its July 2008 high but never exceeding it. As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again.
Substantially all of our revenues and costs are denominated in Renminbi, and a significant portion of our financial assets are also denominated in Renminbi. Thus, a resumption of the appreciation of the Renminbi against the U.S.

dollar would, for instance, further increase our costs in U.S. dollar terms. In addition, as we principally rely on dividends and other distributions paid to us by our subsidiaries and affiliated entities in China, any significant depreciation of the Renminbi against the U.S. dollar may have a material adverse effect on our revenues and financial condition. In addition, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our preferred or ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. Any fluctuation of the exchange rate between the Renminbi and the U.S. dollar could also result in foreign current translation losses for financial reporting purposes.
Any health epidemics and other outbreaks, or war, acts of terrorism and other man -made or natural disasters could severely disrupt our business operations.
Our business could be materially and adversely affected by the outbreak of avian influenza, H1N1 Flu, severe acute respiratory syndrome, or SARS, or another epidemic. In recent years, there have been reports on the occurrences of avian influenza and H1N1 Flu in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of avian influenza, H1N1 Flu, SARS or other adverse public health developments in China could require the temporary closure of our offices or prevent our staff from traveling to our clients’ offices to sell our services or provide on site services. Such closures could severely disrupt our business operations and adversely affect our results of operations.
Our operations are vulnerable to interruption and damage from natural and other types of disasters, including snowstorms, earthquakes, fire, floods, environmental accidents, power loss, communications failures and similar events. If any disaster were to occur in the future, our ability to operate our business could be materially impaired.
We are a Cayman Islands company and, because the rights of shareholders under Cayman Islands law differ from those under U.S. law, you may have fewer protections as a shareholder.
The company’s conduct of its corporate affairs will be governed by its Memorandum and Articles of Association, and the Company is subject at all times to the Companies Law (2010 Revision) of the Cayman Islands. The rights of shareholders to take action against the directors, the rights of minority shareholders and the fiduciary duties of the directors under Cayman Islands law are governed by the Companies Law (2010 Revision) and/or common law principles derived from cases in the Cayman Islands and in the courts of England (English case law is not binding but is considered persuasive in the courts of the Cayman Islands). The rights of shareholders and the fiduciary duties of directors under Cayman Islands law differ from those established under statutes or judicial precedent in some jurisdictions in the United States. Additionally, the removal of a director from our Board, even for cause, may in certain circumstances require the approval of our shareholders. Also, the Cayman Islands has a less developed body of securities law compared to the United States and less developed or judicially interpreted bodies of corporate law compared to many U.S. states, including Delaware.
Our Board of Directors is subject to potential deadlock.
Pursuant to the share exchange agreement and Business Combination, we entered into a voting agreement with China Seed Ventures, L.P., Qinyng Liu, Le Yang, Vervain Equity Investment Limited, Sun Hing Associates Limited, and Linden Ventures, each a previous SearchMedia International shareholder or warrantholder, and Frost Gamma Investments Trust, Robert Fried, Rao Uppaluri, Steven Rubin and Jane Hsiao, each a previous Ideation shareholder, which provides, among other things, that, for a period which commenced on October 30, 2009 and ends on October 30, 2012, each party to the voting agreement will agree to vote in favor of the director nominees nominated by the Ideation representative and the SM Cayman shareholders’ representatives as provided in the share exchange agreement. Our Board of Directors presently has eight members, and under our Articles of Association, approval by a majority of the Directors is required for many significant corporate actions. There are no mechanisms in the voting agreement or our Articles of Association which provide a mechanism to resolve a board deadlock. It is possible that our Board of Directors may be unable to obtain majority approval in certain circumstances, which would prevent us from taking actions that may be important to our business and operations.
As a foreign private issuer, we will be exempt from certain SEC requirements that provide stockholders with protections and information that must be made available to stockholders of U.S. public companies.
On June 30, 2010, we became a foreign private issuer, which reduces the reporting requirements under the Exchange Act, resulting in fewer costs associated with financial and reporting compliance. For example, as a foreign private issuer we will be exempt from certain provisions applicable to U.S. public companies, including:
•	the rules requiring the filing with the SEC of quarterly reports on Form 10-Q or current reports on Form 8-K;
•	the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations with respect to a security registered under the Exchange Act;
•	provisions of Regulation FD aimed at preventing issuers from making selective disclosures of material non-public information; and
•	the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and establishing insider liability for profits realized from any “short swing” trading transactions, or a purchase and sale, or a sale and purchase, of the issuer’s equity securities within less than six months.
As a foreign private issuer, we will file an annual report on Form 20-F within six months of the close of fiscal year 2010, and within four months of each fiscal year beginning with fiscal year 2011, and reports on Form 6-K relating to certain material events promptly after we publicly announces these events. However, because of the foregoing filing exemptions, our shareholders will not be afforded the same protections or information generally available to investors holding shares in public companies organized in the United States.
Because we do not intend to pay dividends on our ordinary shares for the foreseeable future, stockholders will benefit from an investment in our ordinary shares only if those shares appreciate in value.
We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deem relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects, the terms of our credit facilities, if any, and any other financing arrangements. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our ordinary shares, and there is no guarantee that our ordinary shares will appreciate in value.
Voting control by executive officers, directors and other affiliates of the company may limit your ability to influence the outcome of director elections and other matters requiring shareholder approval.
The executive officers, directors and other affiliates of the Company own over 38% of our voting shares. These shareholders can control substantially all matters requiring approval by our shareholders, including the election of directors and the approval of other business transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have a material adverse effect on the market price of ordinary shares or prevent our shareholders from realizing a premium over the market price for their ordinary shares.
The NYSE Amex may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
•	a limited availability of market quotations for our securities;
•	a reduced liquidity with respect to our securities;
•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•	a limited amount of news and analyst coverage for the company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.
On April 22, 2010, we received a written notice from the NYSE Amex indicating that we were not in compliance with the NYSE Amex’s continued listing criteria set forth in Sections 134 and 1101 of the NYSE Amex Company Guide because we did not timely file our Annual Report on Form 10-K for the year ended December 31, 2009. On May 25, 2010, we received an additional written notice from NYSE Amex indicating that we were not in compliance with the NYSE Amex’s continued listing criteria set forth in Sections 134 and 1101 of the NYSE Amex Company Guide because we did not timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The NYSE Amex has approved our plan of compliance, as revised, and has granted us an extension until October 29, 2010 to file our Annual Report on Form 10-K for the year ended December 31, 2009 and until December 15, 2010 to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. We cannot provide you assurance that we file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 by December 15, 2010 and, as a result, we may not maintain our listing on the NYSE Amex.
In addition, applicable securities laws and regulations require that an Annual Report on Form 10-K be signed by at least the majority of the board of directors. However, four of our eight directors have refused to sign this Annual Report on Form 10-K. As a result, we may not be in compliance with applicable securities laws and regulations relating to this filing, and the continued listing standards of the NYSE Amex. Noncompliance with applicable securities laws and regulations could adversely affect us.
A significant number of shares will become eligible for future sale by our stockholders and the sale of those shares could adversely affect the stock price.
A significant number of our outstanding shares of common stock will become eligible for resale beginning October 30, 2010, as a result of the expiration of lock up provisions on resale. If our stockholders whose shares are, or hereafter become eligible for resale, sell or attempt to sell their stock in the public market, the trading price of our common stock could decline.
There is a risk that we could be treated as a U.S. domestic corporation for U.S. federal income tax purposes after the Business Combination, which could result in significantly greater U.S. federal income tax liability to us.
Section 7874(b) of the Code generally provides that a corporation organized outside the United States which acquires, directly or indirectly, pursuant to a plan or series of related transactions substantially all of the assets of a corporation organized in the United States will be treated as a domestic corporation for U.S. federal income tax purposes if shareholders of the acquired corporation, by reason of owning shares of the acquired corporation, own at least 80% (of either the voting power or the value) of the stock of the acquiring corporation after the acquisition. If Section 7874(b) were to apply to the conversion, then we, as the surviving entity, would be subject to U.S.

federal income tax on its worldwide taxable income following the Business Combination as if we were a domestic corporation.
Although Section 7874(b) should not apply to treat us as a domestic corporation for U.S. federal income tax purposes because the Business Combination should be treated as part of the same transaction and, therefore, this 80% threshold was not reached, due to the absence of full guidance on how the rules of Section 7874(b) will apply to the transactions contemplated by the Business Combination, this result is not entirely free from doubt. As a result, stockholders and warrantholders are urged to consult their own tax advisors on this issue. We intend to take the position that we are a foreign corporation for U.S. federal income tax purposes. The immediately following two risk factors assume that we will be treated as a foreign corporation for U.S. federal income tax purposes.
There is a risk that we will be classified as a passive foreign investment company, or PFIC, which could result in adverse U.S. federal income tax consequences to U.S. holders of ordinary shares or warrants of SearchMedia.
We will be treated as a PFIC for any taxable year in which either (1) at least 75% of its gross income (looking through certain corporate subsidiaries) is passive income or (2) at least 50% of the average value of its assets (looking through certain corporate subsidiaries) produce, or are held for the production of, passive income. Passive income generally includes dividends, interest, rents, royalties, and gains from the disposition of passive assets. If we were a PFIC for any taxable year during which a U.S. holder held our ordinary shares or warrants, the U.S. holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements.
Based on the expected composition of the assets and income of the Company and our subsidiaries after the Business Combination, it is not anticipated that we will be treated as a PFIC following the Business Combination. The actual PFIC status of the Company for any taxable year, however, will not be determinable until the conclusion of our taxable year, and accordingly there can be no assurance as to the status of the Company as a PFIC for the current taxable year or any future taxable year. U.S. holders of our securities are urged to consult their own tax advisors regarding the possible application of the PFIC rules.
If you acquire (directly, indirectly, or constructively) 10% or more of our shares, you may be subject to taxation under the “controlled foreign corporation,” or CFC rules.
Each “10% U.S. Shareholder” of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and that owns shares in the CFC directly or indirectly through foreign entities on the last day of the CFC’s taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. In addition, if a person that is or was a “10% U.S. Shareholder” of a CFC during the 5-year period ending on the date on which such person sells or exchanges shares of stock of such corporation recognizes gain such a sale or such person as a dividend to the extent of earnings and profits of the corporation attributable to such stock that were accumulated while such person held the stock while the corporation was a CFC. After 2010, dividends may be taxed at higher rates than long-term capital gains. A foreign corporation is considered a CFC if “10% U.S. Shareholders” own more than 50% of the total combined voting power of all classes of voting stock of the foreign corporation, or the total value of all stock of the corporation. A “10% U.S. Shareholder” is a U.S. person, as defined in the Internal Revenue Code, that owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. For purposes of determining whether a corporation is a CFC, and therefore whether the more-than-5 0% and 10% ownership tests have been satisfied, shares owned includes shares owned directly or indirectly through foreign entities or shares considered owned under constructive ownership rules. The attribution rules are complicated and depend on the particular facts relating to each investor. U.S. holders are urged to consult their own tax advisors regarding the possible application of the CFC rules.

Risks Relating to Our Stockholders and Warrantholders
We may choose to redeem our outstanding warrants at a time that is disadvantageous to the warrantholders, preventing such holders from realizing the potential economic value of their warrants.
Subject to there being a current prospectus under the Securities Act, we may redeem all of the currently outstanding warrants at any time after they become exercisable at a price of $0.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sale price of our ordinary shares equals or exceeds $11.50 per share for any 20 trading days within a 30-trading-day period ending three business days before we send the notice of redemption. Calling all of such warrants for redemption could force the warrantholders to:
•	exercise the warrants and pay the exercise price for such warrants at a time when it may be disadvantageous for the holders to do so;
•	sell the warrants at the then-current market price when they might otherwise wish to hold the warrants; or
•	accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.
Our warrantholders may not be able to exercise their warrants, which may significantly reduce their economic value and create liability for us.
Holders of our warrants will be able to receive shares upon exercise of the warrants only if:
•	a current registration statement under the Securities Act relating to the ordinary shares underlying the warrants is then effective; and
•	such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside.
Although we have agreed to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, we cannot assure that we will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of our warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. We have agreed to qualify for sale the common stock underlying our warrants in each state in which the units issued in the Ideation IPO were initially offered. However we did not agree to qualify such securities in any other state.
We believe that the holders of warrants who reside in California, Colorado, Florida, Illinois, Louisiana, New Jersey, New York, Ohio, Pennsylvania and Texas will be able to exercise their warrants freely. Additionally, holders of warrants who reside in Connecticut, Georgia, Maryland, Missouri and North Carolina will be able to exercise their warrants, provided that we do not pay any commission or other remuneration (other than a standby commission) directly or indirectly for soliciting any security holder in the respective state. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised, which could result in the filing of claims against and other losses for us.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Shanghai, China, where we lease approximately 523 square meters of office space. As of December 31, 2009, our offices in 19 cities occupy an aggregate of approximately 6,000 square meters of leased space.
ITEM 3. LEGAL PROCEEDINGS
A shareholder complaint was filed on September 13, 2010 by Sid Murdeshwar against SearchMedia Holdings, the former Ideation officers and directors and certain of the SearchMedia Holdings’ officers and directors (the “Individual Defendants”) as a purported class action on behalf of the shareholders of SearchMedia Holdings in the United States District Court for the Central District of California. The case was filed under the caption Sid Murdeshwar, Individually and on Behalf of All Others Similarly Situated, Plaintiff v. SearchMedia Holdings Limited f/k/a Ideation Acquisition Corp., Robert N. Fried, Phillip Frost, Rao Uppaluri, Steven D. Rubin, Glenn Halpryn, Thomas E. Beier, David H. Moskowitz, Shawn Gold, Garbo Lee, Paul Conway, Qinying Liu, Earl Yen, and Jennifer Huang, Defendants.
The complaint alleges, among other things, that the directors of SearchMedia Holdings violated the federal securities laws by making false and misleading statements regarding Ideation’s acquisition of the target company, SearchMedia International and by overstating SearchMedia International’s financial results. The complaint further alleges that the Individual Defendants are liable for the alleged misrepresentations as controlling persons. The complaint seeks certification of a class of SearchMedia Holdings’ shareholders who purchased or otherwise acquired SearchMedia Holdings securities between April 1, 2009 and August 20, 2010, an award of compensatory damages, an award of reasonable fees and costs incurred in this action, and such other relief as the Court deems just and proper. The defendants intend to contest the allegations.
In addition, from time to time, we may be subject to legal proceedings, investigations and claims incidental to the conduct of our business. We are not currently a party to any legal proceeding or investigation, except the shareholder complaint described above, that in the opinion of our management, is likely to have a material adverse effect on our business or financial condition.
ITEM 4. (REMOVED AND RESERVED)
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock and warrants are listed on the NYSE Amex under the symbols IDI and IDI.W, respectively. The closing price for the securities on October 28, 2010, the most recent trading day before the date of this Annual Report on Form 10-K, was $2.72 and $0.49, respectively.

The table below sets forth, for the periods indicated, the high and low bid prices for the securities as reported on the NYSE Amex in U.S. dollars. These quotations reflect inter-dealer prices, without markup, markdown or commissions, and may not represent actual transactions.

	Units (1)		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008
First Quarter	$7.90	$7.30	$7.10	$7.10	$0.70	$0.35
Second Quarter	$7.85	$7.35	$7.11	$7.11	$0.40	$0.29
Third Quarter	$8.10	$7.25	$8.10	$7.15	$0.44	$0.25
Fourth Quarter	$7.20	$6.85	$7.20	$6.75	$0.71	$0.03

2009
First Quarter	$7.70	$7.17	$7.55	$7.18	$0.15	$0.03
Second Quarter	$8.72	$7.41	$7.86	$7.50	$0.69	$0.11
Third Quarter	$9.82	$8.15	$7.99	$7.69	$1.69	$0.48
Fourth Quarter (1)	$—	$—	$9.20	$7.09	$3.14	$1.41

(1)   During the fourth quarter of 2009, trading in the units was suspended.
As of October 5, 2010, there were, of record, thirty-two holders of common stock, twelve holders of warrants and no holders of units.
We have not paid any dividends on our common stock to date and do not intend to pay dividends at this time.
ITEM 6. SELECTED FINANCIAL DATA
As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the restatement of our consolidated financial statements as of and for the fiscal year ended December 31, 2008. Specifically, we have restated our consolidated balance sheet and the related consolidated statement of operations, consolidated statement of stockholders’ equity and consolidated statement of cash flows as of and for the year ended December 31, 2008. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 3 “Restatement of Consolidated Financial Statements” of our Consolidated Financial Statements, which is included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10-K.
You should read the following discussion in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A – Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
Overview
We are a multi-platform media company operating primarily in the out-of-home advertising industry. Out-of-home advertising typically refers to advertising media in public places, such as billboards, in-elevator displays, street furniture and transit area displays. We are one of the largest operators of integrated outdoor billboard and in-elevator advertising networks in China. Our core outdoor billboard and in-elevator platforms are complemented by our transit advertising platform, which together enables us to provide multi-platform, “one-stop shop” services for our local, national and international clients.
Targeting the rapidly growing number of urban and increasingly affluent consumers in China, we deploy our advertising network across the following select media platforms:
•	Outdoor billboard platform. As of March 31, 2010, we operate a network of over 1,500 high-impact billboards with over 500,000 square feet of surface display area in 15 cities, including Beijing, Hong Kong, Qingdao, Shanghai, Shenyang, Shenzhen, Guangzhou, Chongqing and Chengdu. Our billboards are mostly deployed in commercial centers and other desirable areas with heavy vehicle or foot traffic.

•	In-elevator platform. As of March 31, 2010, our network of over 125,000 printed and digital poster frames delivered targeted advertising messages inside elevators to captive audiences in high-rise residential and office buildings in 50 major cities in China. The in-elevator platform is characterized by its low cost structure and minimal capital requirements and targets the affluent urban population that is highly desired by advertisers.

•	Transit advertising platform. As of March 31, 2010, we operate a network of large-format light boxes in concourses of 11 major subway lines in Shanghai. According to the Metro Authority of Shanghai, in March 2010, these subway lines carried an aggregate average daily traffic of approximately 5.65 million commuters. In addition, we also operate a bus advertising network of 5,000 buses in Beijing.
Our multi-platform offerings are cross-marketed by a sales force located in 23 offices across China. Our advertising clients are from industries ranging from telecommunications, insurance and banking, to automobile, real estate, electronics and fast moving consumer goods.
Since 2005, we have achieved significant growth through acquisitions and organic expansion. We expect to continue expanding our billboard holdings through acquisitions and organic expansion while utilizing organic growth to grow our elevator and transit holdings, and capitalize on the growth opportunities in China’s out-of-home advertising and other emerging media markets.
In October 2009, we completed the Business Combination. See Part I, Item 1 – Business – Business Overview of this Annual Report on Form 10-K for a description of the Business Combination. The Business Combination is accounted for as a reverse recapitalization because it fails to meet the criteria to be considered as a business combination described in Accounting Standards Codification (“ASC”) Section 805-20-55, “Business Combination”. Pursuant to these accounting standards, SearchMedia International is considered to be the accounting acquirer because it obtained control of Ideation as a result of the transaction. The determination was primarily based on: (i) after the Business Combination, SearchMedia International’s operations comprised the ongoing operations of the combined entity and the senior management of the combined companies and (ii) Ideation had no prior operations and was formed for the purpose of effecting a business combination such as the business combination with SearchMedia International. Although SearchMedia International is deemed to be the acquiring company for accounting and financial reporting purposes, the legal status of SearchMedia Holdings as the surviving corporation in the Business Combination does not change.
Industry Trends and Uncertainties
Operating results are affected by these factors that impact the out-of-home advertising industry in China:
•	Growth of the PRC economy and the advertising industry. The growth of the PRC economy affects the size and growth rate of the advertising industry in China. As the advertising industry is typically sensitive to general economic conditions, any slowdown in the economy, such as the recent worldwide economic downturn, could directly and adversely affect the overall advertising spending in China by multinational and domestic advertisers. The amount and timing of collection of advertising fees from advertisers may also be negatively impacted as a result, which could in turn affect our liquidity and results of operations.

•	Advertising spending and budget cycle of advertisers. Advertising spending and budget cycle of advertisers will affect the amount and timing of demand for our service offerings. In a contracted economy, the budget size for advertising may be reduced. Advertisers may have shorter budget cycles, may contract for shorter-term advertising promotions and may seek a media platform with higher average returns on their advertising spending.

•	Advertisers’ marketing strategy and budget. Our revenues depend on advertising spending budgeted by our clients for out-of-home advertising, including offerings through our outdoor billboard, in-elevator displays, street furniture and transit advertising platforms. The level of acceptance of our platforms by advertisers and the value of its advertising network relative to its low cost, as perceived by our advertisers, affect our business growth.

•	Competition and pricing pressure. The level of competition in the out-of-home advertising market from existing operators and new market entrants for clients and for media assets could affect opportunities for growth, influence prices that we could charge for our advertising services, and affect the leasing cost of advertising space. We compete for advertising clients generally on the basis of network coverage, service quality, technology, media offerings, services and brand name.

•	Seasonality and One-Time Events. Although we do not experience significant seasonality in our business, advertising spending is affected by holidays and one-time events. Advertising spending for outdoor media typically decreases during the Chinese New Year, which occurs in the first calendar quarter of each year, and increases in the last calendar quarter.

•	Laws regulating advertising in the PRC. A change in PRC law or government practice regulating the advertising industry in general and our service platforms in particular could affect our results of operations, in terms of compliance costs and scope of advertising services offered to clients.
Company Specific Trends and Uncertainties
Our operating results are also directly affected by company-specific factors, including the following:
•	Ability to maintain market position and expand into new cities. The market for out-of-home advertising services is relatively new and rapidly evolving, and as a multi-platform media company with a presence in 50 cities in China, we compete with different players across our platforms and cities of operation. For our in-elevator advertising platform, we compete primarily with other nationwide operators of in-elevator poster frame advertising. We may face competition in individual cities from local and regional players and new entrants into the local and regional market from time to time. For our billboard advertising platform, we compete against mostly local or regional outdoor billboard owners and operators, as the outdoor billboard market in China is largely fragmented. For our transit advertising platform, we compete against other operators of subway light box and bus-body advertising. We also compete for the advertising budget of advertisers with other operators of out-of-home advertising and operators of other advertising media including television, radio, newspapers, magazines and the Internet. Our continued ability to maintain our market position is central to our ability to attract new clients, expand relationships with site owners and managers and increase our revenues.

•	Ability to expand client base and increase the number of advertising contracts and average revenues per contract. Our ability to expand our client base and increase the number of advertising contracts and average revenues per contract is a key driver of our revenue growth. We believe our extensive advertising network across multiple media platforms allows us to act as a “one-stop shop” for advertising clients that seek nationwide distribution of advertising content across multiple advertising channels, including outdoor billboards, elevators and subway stations.

•	Ability to sign and extend site leases for lower rentals. Our ability to generate revenues and increase profitability from advertising sales depends largely on our ability to provide a large network of our media products across media platforms at desirable locations on commercially advantageous terms. The effectiveness of our network also depends on the cooperation of site owners and managers to allow us to install the desired types of poster frames at the desired spots on their properties and, for in-elevator advertising to keep the elevators in operation and accessible to the viewing public. In some cases, we have not maintained good relations and some of our leases have been terminated or may be terminated in the future. In 2009, we did not pay our lease payment obligations for many of the elevator leases in our Jingli Shanghai elevator operations, which resulted in termination of many of these elevator leases. If a significant number of our elevator leases are terminated and we fail to develop relationships with potential lessors and sublessors of new sites, our business could suffer as a result. As there is a limited supply of billboards at desirable locations and a limited number of subway stations, the termination of a significant number of the leases for billboards and light boxes at subway stations could harm our multi-platform growth and operation strategies and our business and prospects could suffer as a result.

•	Ability to integrate acquired companies. We acquired a number of advertising businesses in 2008. We have been trying to integrate and centralize the operational accounting, legal, human resource and administrative functions of the acquired companies. Such efforts, to date, have not been successful and our failure to successfully integrate the acquired businesses creates a substantial risk that we may not be able to fully realize the anticipated benefits of these acquisitions. The extent to which we are able to successfully integrate the acquired companies into our business, in terms of sales and marketing, client service, growth strategy and corporate culture, will impact our results of operations.

•	Ability to shorten accounts receivable collection period. As is consistent with the payment terms and collection practice of the advertising industry in China, the collection period of our accounts receivable is relatively long, which generally range from three months to six months or longer from the invoicing date. Relative to direct advertising clients, the collection period is longer for accounts receivable from advertising agency clients. We expect such practice to continue in the foreseeable future. The onset and deepening of the recent global financial and economic crises could negatively impact the cash flows of our multinational and local clients and, in turn, the amount and timing of the collection of accounts receivable from them.

•	Ability to cross-sell. Our ability to increase revenues by effectively leveraging our multi-platform advertising network will be determined by our ability to integrate our sales efforts and successfully implementing cross-selling sales initiatives. To further implement cross-selling initiatives, we plan to employ an integrated sales approach under which we will coordinate the sales and maintenance teams across platforms and geographic regions and provide them with the proper incentive structure to encourage more cohesive and consistent services to our clients and a heightened awareness of opportunities to cross-sell our media offerings while optimizing advertising solutions for our clients.

•	Ability to retain key employees and sales people. Recruiting and retaining a team of senior executives, key employees and sales team with industry knowledge and experience is essential to our continued success.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, estimate of useful lives of intangible assets, impairment of goodwill and other intangibles, cash flow forecasts, share-based compensation expense, and contingencies and litigation liabilities. We base our estimates on historical experience, known or expected trends, independent valuations and various other assumptions that are believed to be reasonable under the circumstances based on information available as of the date of the issuance of these financial statements. The results of such assumptions form the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The current economic environment and its potential effect on us and our clients have combined to increase the uncertainty inherent in such estimates and assumptions. Future results could be significantly affected if actual results were to be different from these estimates and assumptions.
We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our consolidated financial statements.
     Revenue recognition
We recognize advertising service revenue on a straight-line basis over the period in which the customer advertisement is to be displayed, which typically ranges from 1 month to 2 years, starting from the date we first display the advertisement. Written contracts are entered into between us and our customers to specify the price, the period and the location at which the advertisement is to be displayed. Revenue is only recognized if the collectability of the advertising service fee is probable.
We generate advertising service revenues from the sales of frame space on the poster frame network, advertising time slots on traditional billboard networks and the sale of advertising services through our transit based media. In the majority of advertising arrangements, we act as a principal in the transaction and record advertising revenues on a gross basis. The associated expenses are recorded as cost of revenues. In some instances we are considered an agent and recognize revenue on a net basis.
Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheet, and are recognized as revenue when the advertising services are rendered.

     Accounts receivable and allowance for doubtful accounts
Accounts receivable consist of amounts billed but not yet collected and unbilled receivables. Unbilled receivables relate to revenues earned and recognized, but which have not been billed by us in accordance with the terms of the advertising service contract. The payment terms of our service contracts with its customers vary and typically require an initial payment to be billed or paid at the commencement of the service period, progress payments to be billed during the service period, and a final payment to be billed after the completion of the service period. None of our accounts receivable bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in our existing accounts receivable. Management determines the allowance based on historical write-off experience and reviews of customer-specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to its customers.
As of December 31, 2009 and 2008, our accounts receivable includes amounts earned and recognized as revenues of US$2.3 million and US$2.0 million, respectively but not yet billed (unbilled receivables). Management expects all unbilled receivables to be billed and collected within 12 months of the balance sheet date.
At December 31, 2009, we provided a $2.3 million reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at December 31, 2009 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the us.
     Goodwill and Intangible Assets
Goodwill and other intangible assets are accounted for in accordance with the provisions of FASB ASC 350 “Intangibles — Goodwill and Other”. We account for business acquisitions using the acquisition method of accounting. Before 2009, goodwill consists of the cost of acquired businesses in excess of the fair value of the net assets acquired. Other intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of an intent to do so.
Starting on Jan 1, 2009, goodwill is measured as the excess of a over b below:
a.	The aggregate of the following:
1.	The consideration transferred measured in accordance ASC 805, which generally requires acquisition-date fair value.

2.	The fair value of any non-controlling interest in the acquiree.

3.	In a business combination achieved in stages, the acquisition-date fair value of the acquirer’s previously held equity interest in the acquiree.
b.	The net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed measured in accordance with ASC 805.

Under FASB ASC 350, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives, are not amortized.
During the year ended December 31, 2008, we acquired the respective advertising businesses of Jincheng, Xinshichuang, Kaixiang, Wanshuizhiyuan, Shenyang Jingli, Haiya, Botang, Hongkong Ad-icon, Shengshitongda, Rigao, and Ruizhong (“acquired entities”). Pursuant to a series of acquisition agreements signed with each of the acquired entities’ ex-owners in 2008, the purchase consideration for each acquisition would be settled in cash and is contingent based on the operational results agreed and confirmed by us and each of the acquired entities’ ex-owners for each individual 12-month period in a 2-year earn-out period following respective acquisition dates (“earn-out period”). The contingent purchase price consideration for each entity is payable when each individual 12-month period during the earn-out period is completed and the operational results are agreed and confirmed. As such, the purchase price allocation cannot be completed until the contingencies are resolved. Therefore, the contingent consideration was not determinable beyond a reasonable doubt at the date of acquisition, and no goodwill was recognized due to the contingent nature of the consideration. However, a liability is recorded for the estimated fair value of identifiable net assets acquired, which represents the amount of negative goodwill upon initial purchase price allocation. Upon resolution of the contingency, adjustment to goodwill or against the identifiable net assets is to be made in accordance with SFAS No. 141 (“ASC Topic 805”).
The initial allocation of purchase price for all acquisitions made in 2008 was based on valuations performed by independent valuation firms using the multiple period excess earnings method.
At the initial allocation of purchase price, we also estimate fair value of acquired intangible assets including customer relationship and lease agreements. Our intangible assets are amortized on a straight line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to our future cash flows. Our intangible assets represent customer relationship and lease agreements, which have estimated useful lives ranging from 0.5 to 4 years.
     Impairment of long-lived assets
a)	Impairment of goodwill
We test goodwill for possible impairment in the fourth quarter of each fiscal year or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Circumstances that could trigger an impairment test between annual tests include, but are not limited to:
•	a significant adverse change in the business climate or legal factors;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	loss of key personnel;

•	the likelihood that a reporting unit or a significant portion of a reporting unit will be sold or disposed of; and

•	a change in reportable segments; and/or results of testing for recoverability of a significant asset group within a reporting unit.

We utilize a two-step method to perform a goodwill impairment review. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows and estimated terminal values. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.
As of December 31, 2009 and 2008, we had a goodwill balance of $45.9 million and $13.0 million, respectively, which is not deductible for tax purposes. The results of our annual impairment test resulted in a goodwill impairment loss of $13.0 million mainly due to our billboard service business in 2008, and $15.7 million for our billboard service business in 2009, as the valuations indicated that the fair value of the businesses were less than the carrying value.
Application of goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to the reporting units, assigning goodwill to reporting units and estimating the fair value of each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value of each reporting unit which could trigger impairment.
In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, gross margin percentages and terminal growth rates. We may incur additional goodwill impairment charges in the future although we cannot predict whether this will occur.
b)	Impairment of long-lived assets other than goodwill
Indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FASB ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets”.
In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.
Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying value of assets can be supported by the undiscounted future cash flows. In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, gross margin percentages and terminal growth rates.

In fourth quarter of 2008, we determined that a substantial portion of equipment for billboard displays related to the Shanghai Bund project may not be effectively utilized in the future due to the decision to halt marketing plans due to the unfavorable economic environment and concession site reconstruction. As a result, we recorded a $2.1 million impairment loss during the year ended December 31, 2008.
For the year ended December 31, 2008, we recorded an impairment loss on intangible assets in the amount of $0.9 million associated with our transit business due to the cancellation of major subway concession contracts which were acquired at acquisition. There was no impairment loss for the year ended December 31, 2009.
Fair Value of Financial Instruments
FASB ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.
These tiers include:
•	Level 1 – defined as observable inputs such as quoted prices in active markets;

•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Except for promissory notes, the fair value of our financial assets and liabilities approximate their carrying amount because of the short-term maturity of these instruments. Based on management judgment, the fair value of the promissory notes is not materially different from its carrying value with reference to observable market transactions between market participants comparative with us and promissory note investors which are the best information available in the circumstances.
Share-based payments
Our accounts for share-based payments in accordance with ASC Topic 718, “Compensation—Stock Compensation” (formerly FASB Statement No. 123R). Under ASC 718, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, the compensation expense is based on the grant-date fair value of the award, the number of shares ultimately expected to vest and the vesting period.
We determined the estimated grant-date fair value of share options based on the Binomial Tree option-pricing model using the following assumptions:

Options granted to employee:	2009	2008
Risk-free rate of return	3.43%	3.43%
Weighted average expected option life	10 years	10 years
Expected volatility rate	40.30%	63.30%
Dividend yield	0%	0%

The expected volatility in the table above was based on the weighted average volatility of several comparable U.S. listed companies in the advertising industry with operations in the PRC. Since we were a private company at the time the options were issued, we estimated the potential volatility of its ordinary share price by referring to the weighted average volatility of these comparable companies because management believes that the weighted average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of our ordinary shares.
Because our share options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation model may not provide an accurate measure of the fair value of our share options. Although the fair value of share options is determined in accordance with ASC Topic 718, “Compensation–Stock Compensation” (formerly SFAS No. 123R), using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Recently issued accounting standards
In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
•	FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC Topic 820-10-65”). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC topic 320-10-65”). This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income).

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC Topic 820-10-65”). This update requires a public traded company to disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.
The above FSPs are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We do not believe the adoption of the above guidance will have a material effect on our financial statements.
In August 2009, FASB issued ASU No. 2009-05 which amends ASC Topic 820-10, “Fair Value Measurements and Disclosures – Overall” to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this guidance to have a material effect on our financial statements.
     Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“ASC Topic 805”). This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. That replaces cost-allocation process of SFAS No. 141, “Business Combinations” (SFAS 141), which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This guidance also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, this guidance requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.
This guidance is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1,“Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC Topic 805-20”). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (“ASC Topic 450”). We do not have any assets acquired or liabilities assumed in a business combination that arise from contingencies.

     Other Accounting Changes
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ASC Topic 855”), which is effective for interim or annual financial periods ending after June 15, 2009. ASC Topic 855 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This authoritative guidance became effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on our financial statements.
In February 2010, FASB issued ASU No. 2010-09 (“ASC Topic 855”), which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. We do not believe the adoption will have a material effect on our financial statements.
During 2009 and 2010, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2010-13. Except for ASU’s No. 2009-05 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact us.

Restatement of consolidated financial statements
Our continued internal analysis in preparation of the 2009 financial statements resulted in management identifying operational issues and accounting irregularities relating to the Shanghai Jingli Advertising Company Limited in-elevator advertising division of the Company (“Jingli”) and other subsidiaries impacting the financial statements of SearchMedia International for the years ended December 31, 2007 and 2008. These issues included improper revenue recognition and related entity transactions, deficient documentation of transactions, diligence and approval of questionable transactions, and allocation and confirmation of payment made related to acquisitions.
Management and the Audit Committee identified several key areas of material weakness in our internal control over financial reporting that are primarily responsible for the restatement of the 2007 and 2008 financial statements. These areas are:
•	Revenue recognition and accounts receivable issues;

•	Disclosure, approval, and documentation of related entity transactions among entities related to prior owners of acquired subsidiaries (“related entity transactions”);

•	Recording various erroneous transactions by certain employees;

•	Recording certain assets and other accounting irregularities related to acquisitions;

•	Diligence and approval of questionable transactions; and

•	Confirmation of payments related to acquisitions.
The material weakness in control over revenue recognition primarily relates to a number of fictitious or questionable sales contracts in our in-elevator business, primarily originated from Jingli and related accounts receivable collections and various payments.
The material weakness in control of related entity transactions resulted from a failure to properly disclose, approve and document such transactions. These transactions include: (1) multiple undisclosed payments to and from these companies; (2) certain sales and costs of these companies which were included in the operations of our subsidiaries; and (3) recognition of accounts receivable collected, allegedly on behalf of SearchMedia International by related entities, which cash was never ultimately collected or received by SearchMedia International.
The material weakness in control over proper documentation or deficient documentation regarding the delivery of services, resulted from the lack of business substance with regard to certain transactions.
The material weakness in control over transaction approval by our subsidiaries related to apparent fictitious business transactions and the payment of erroneous or falsified expenses.
The material weakness in control over allocation of acquisition payments relates to the misallocation of acquisition payments and indications of inflated and artificial revenue or understatement of operating expenses for purposes of increasing profit and subsequent earn-out payments.

The following tables summarize the impact of the restatement on our financial statements for the year ended December 31, 2008.

Balance sheet as of December 31, 2008
(Amount in thousands)		Previously
Assets	Note	Reported	Adjustments	Restated
Current assets:
Cash and cash equivalent	a, b	$5,715	$(619)	$5,096
Restricted bank deposit	a	—	357	357
Accounts receivable, net	b-e	37,008	(26,836)	10,172
Amounts due from related parties	d, e	11,493	(8,235)	3,258
Prepaid expenses and other current assets	b, g	11,944	(6,381)	5,563
Deferred tax assets	j	580	708	1,288
Total current assets		66,740	(41,006)	25,734

Rental deposits		169	(169)	—
Property and equipment, net	j	7,255	(5,316)	1,939
Deposits for property and equipment	g	—	1,248	1,248
Deposits for acquisitions	g	6,229	(1,716)	4,513
Intangible assets, net	b, h	5,235	(1,949)	3,286
Goodwill	b, i	26,148	(13,193)	12,955
Total assets		$111,776	$(62,101)	$49,675
Liabilities and shareholders’ (deficit) / equity

		Previously
	Note	Reported	Adjustments	Restated
Current liabilities:
Accounts payable	b-e	8,701	(1,291)	7,410
Accrued expenses and other payables	b,g	13,218	(2,641)	10,577
Short-term borrowings		1,856	—	1,856
Promissory notes		15,000	—	15,000
Acquisition payable	g	15,203	(2,318)	12,885
Amounts due to related parties	d, e	717	(120)	597
Deferred revenue	c-e	3,301	(1,106)	2,195
Income taxes payable	b-e	9,787	(5,958)	3,829

Total current liabilities		67,783	(13,434)	54,349
Deferred tax liabilities	b-e, h	1,297	(489)	808
Total liabilities		69,080	(13,923)	55,157

Series B redeemable convertible preferred shares		24,906	—	24,906
Series C redeemable convertible preferred shares	k	12,918	314	13,232
Series A convertible preferred shares		722	—	722
Common shares	l	3	(3)	—
Additional paid-in capital	k	2,083	(698)	1,385
Accumulated other comprehensive income		2,064	(965)	1,099
Accumulated deficit	k	—	(46,826)	(46,826)

Total shareholders’ (deficit)/equity		4,872	(48,492)	(43,620)

Total liabilities and shareholders’ equity		$111,776	$(62,101)	$49,675

Statements of operations for the year ended December 31, 2008
(Amount in thousands)

		Previously
	Note	Reported	Adjustments	Restated

Advertising service revenues	b-f	$88,637	$(46,952)	$41,685
Cost of revenues	b-f	(46,674)	16,050	(30,624)

Gross profit		41,963	(30,902)	11,061
Operating expenses
Sales and marketing expenses	g	(7,397)	1,234	(6,163)
General and administrative expenses	g	(11,727)	(1,408)	(13,135)

Total operating expenses
Operating loss		22,839	(31,076)	(8,237)

Other income / (expense)
Interest income		131	—	131
Interest expense	k	(8,922)	6,205	(2,717)
Decrease in fair value of note warrant liability		482	(482)	—
Loss on extinguishment of the notes		(3,218)	(1,182)	(4,400)
Loss on impairment of goodwill and Intangible assets	h,i	—	(13,953)	(13,953)
Loss on impairment of fixed assets	j	—	(2,135)	(2,135)
Loss on disposals of fixed assets	j	—	(2,121)	(2,121)
Foreign currency exchange loss, net		(167)	—	(167)

Income / (loss) before income taxes		11,145	(44,744)	(33,599)
Provision for income taxes	b-e	(6,802)	5,321	(1,481)

Net income / (loss)		$4,343	$(39,423)	$(35,080)

Statements of cash flow for the year ended December 31, 2008
(Amount in thousands)

	Previously
	Reported	Adjustments	Restated

Net income / (loss)	4,343	(39,423)	(35,080)
Depreciation and amortization of property and equipment	1,188	80	1,268
Amortization of intangible assets	3,465	(443)	3,022
Share-based compensation	2,354	(2,043)	311
Amortization of discount on convertible notes	7,200	(6,203)	997
Deferred tax (benefit) / expense	(1,414)	(726)	(2,140)
Decrease in fair value of note warrant liability	(482)	482	—
Loss on extinguishment of the notes	3,218	1,182	4,400
Loss on impairment of goodwill and intangible assets	—	13,953	13,953
Loss on disposals of fixed assets	—	2,135	2,135
Loss on impairment of fixed assets	—	2,121	2,121
Bad debt provision	—	703	703
Changes in operating assets and liabilities:
Accounts receivable	(30,026)	20,413	(9,613)
Prepaid expenses, rental deposits and other current assets	(7,713)	3,125	(4,588)
Amounts due from related parties	(11,472)	9,297	(2,175)
Accounts payable	7,171	(861)	6,310
Accrued expenses and other payables	8,548	2,678	11,226
Amounts due to related parties	(44)	641	597
Deferred revenue	1,977	(18)	1,959
Income taxes payable	7,965	(4,822)	3,143

Net cash (generated from) / used in operating activities	(3,722)	2,271	(1,451)

Cash flows from investing activities
Purchase of property and equipment	(3,410)	(50)	(3,460)
Amounts due from related parties	(195)	195	—
Cash paid for acquisitions, net of cash acquired	(18,681)	(2,563)	(21,244)

Net cash used in investing activities	(22,286)	(2,418)	(24,704)

Cash flows from financing activities
Decrease in restricted bank deposit	4,000	(357)	3,643
Proceeds from short-term borrowings	1,856	—	1,856
Repayment of short-term borrowings	(2,084)	—	(2,084)
Proceeds from issuance of Series C redeemable convertible preferred shares, net of issuance costs	9,261	—	9,261
Proceeds from issuance of convertible promissory notes and warrants	12,000	—	12,000

Net cash provided by financing activities	25,033	(357)	24,676

Effect of foreign currency exchange rate changes on cash	357	(115)	242

Net decrease in cash and cash equivalent	(618)	(619)	(1,237)
Cash and cash equivalent at beginning of year	6,333	—	6,333

Cash and cash equivalent at end of year	$5,715	$(619)	$5,096

The following are key findings leading to the restatement and some findings impacted multiple line-items:
a)	Two of our bank accounts in PRC in which an aggregate of $357 was deposited, were restricted as to withdrawal and use as of December 31, 2008. The cash balance was reclassified to restricted bank deposit.

b)	In July 2008, we signed an acquisition agreement to acquire Changsha Jingli which was primarily engaged in the provision of advertising services using poster frames that are placed inside elevators in residential and commercial buildings in Changsha city of the PRC. During a financial review, an acquisition deposit of Changsha Jingli of $1,321, purportedly paid to a third party, could not be confirmed. The ex-owner of Changsha Jingli denied signing any contracts with us, bringing the acquisition of Changsha Jingli into doubt, as well as the legality and enforceability of the acquisition agreement. Accordingly, the restated consolidated financial statements for 2008 do not consolidate Changsha Jingli’s financial statements.

The previously reported financial statements accounted for the acquisition in accordance with ASC Topic 805, “Business Combinations” (formerly SFAS No. 141). At the acquisition date, we recorded fair value of identifiable net assets of $205 and acquisition deposit of $1,116.

The following table summarizes operating results and the assets and liabilities of Changsha Jingli consolidated by us for the six months ended and as of December 31, 2008 which were excluded from the restated financial statements:

Advertising Revenue	$322
Cost of Sales	(48)
Selling and marketing expenses	(8)
General and administrative expenses	(73)
Income tax	(48)

Net Income	$145

Cash	$107
Accounts receivable, net	254
Prepaid expenses and other current assets	84
Intangible assets	27
Accounts payable	(34)
Accrued expenses and other payables	(54)
Income taxes payable	(64)

Net assets	$320

c)	A number of fictitious or questionable sales contracts in our in-elevator business, along with related accounts receivable collections and various payments, which originated primarily from Jingli. Apparent fictitious business transactions, forged contracts and monitoring reports resulted were identified in overstated revenue of $23,692 and cost of $3,451.

d)	Numerous subway light box advertising contracts that appear to be overstated were identified. Fictitious or questionable documentation regarding the delivery of services and the lack of business substance resulted in overstated revenue of $7,254 and cost of $3,378.

e)	Failure to properly disclose, approve and document transactions among related entities, which resulted in the overstatement of sales and costs of these companies in the operating results of our subsidiaries, causing overstated revenue of $14,347 and cost of $8,053.

f)	In certain advertising arrangements, we acted as an agent in the transaction and should have recorded advertising revenues on a net basis, causing both revenue and cost was overstated by $1,280.

g)	Apparent erroneous or falsified expenses and payments, including acquisition payments, were identified. Total acquisition payments through December 31, 2008 were overstated by $4,465. Prepaid assets and other receivable as of December 31, 2008 was overstated by $3,372.

h)	Purchase price allocation of certain acquired subsidiaries was based on inflated revenue forecasts and apparent fictitious lease contracts, which resulted in the overstatement of acquired intangible assets by $1,949.

i)	Performed goodwill impairment assessment as of December 31, 2008 based on adjusted forecasts resulted in an impairment loss of $13,026.

j)	A fixed asset count and reconciliation to register identified missing digital frames, purported fictitious business transactions and falsified payments in 2008. Fixed assets was overstated by $2,121. Certain fixed assets, which should have been impaired in 2008, amounted to $2,135 based on fair value as of the valuation date. The respective deferred tax impact was also considered.

k)	Equity and debt instruments issued during 2008 were issued based on apparent inflated business projections, which resulted in an overstatement of their respective values and an immediate and subsequent impact to the balance sheets and statement of operations.

l)	In connection with the reverse capitalization, SearchMedia International’s ordinary shares have been restated retroactively to reflect the share exchange ratio as at the date of the Share Exchange in a manner similar to a stock consolidation.

Results of Operations
For the Year ended December 31, 2009 compared to the Year ended December 31, 2008
The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2009 and 2008:

	For the Year Ended December 31,		Increase/	Increase/
(Amount in thousands)	2009	2008	(Decrease)	(Decrease) %
		(Restated)

Revenues	$37,741	$41,685	$(3,944)	(9%)
Cost of revenues	(28,059)	(30,624)	2,565	(8%)

Gross profit	9,682	11,061	(1,379)	(12%)

Operating expenses

Sales and marketing expenses	(3,934)	(6,163)	2,229	(36%)
General and administrative expenses	(13,832)	(13,135)	(697)	5%

Total operating expenses	(17,766)	(19,298)	1,532	(8%)

Loss from operations	(8,084)	(8,237)	153	(2%)
Other income/(expense)

Interest income	11	131	(120)	(92%)
Interest expense	(1,962)	(2,717)	755	(28%)
Decrease in fair value of liability warrant	824	—	824	100%
Gain/(loss) on extinguishment of the notes	6,669	(4,400)	11,069	(252%)
Loss on impairment of goodwill and intangible assets	(15,748)	(13,953)	(1,795)	13%
Loss on impairment of fixed assets	—	(2,135)	2,135	(100%)
Loss on disposals of fixed assets	(15)	(2,121)	2,106	(99%)
Foreign currency exchange loss, net	(25)	(167)	142	(85%)

Total other (expense)	(10,246)	(25,362)	15,116	(60%)

Loss before income taxes	(18,330)	(33,599)	15,269	(45%)
Provision for income taxes	(4,319)	(1,481)	(2,838)	192%

Net loss	$(22,649)	$(35,080)	$12,931	(35%)

Revenue. We generate our revenues from providing advertising services over our network which consists primarily of the following platforms:
•	Outdoor billboard platform. We typically sign advertising contracts with terms ranging from 6 to 24 months for billboard advertisements. Each contract will typically specify the billboard location, measurement and the price. The contract price varies substantially from contract to contract, based on the location and measurement of the billboard. Deposits or progress payments are typically required at various stages of the contract performance, such as signing of contract, confirmation of content and completion of service period.

•	In-elevator platform. We typically sign advertising contracts with terms ranging from one to six months for in-elevator advertisements. Typically, we negotiate for a contract price for covering a set of cities or districts within cities. We may sometimes help certain clients design a detailed plan, based on the contract price and targeted demographics, with particular buildings where the advertisements will be displayed within the cities or districts specified under the contract. Progress payments are typically required at various stages of the contract performance.

•	Subway and Bus advertising platform. We typically sign advertising contracts with terms ranging from one to three months for subway and bus advertisements. The price typically consists of advertising fees and production fees for subway and bus advertisements. Typically, the contracts specify a certain combination of subway stations and bus lines and we have the discretion to assign specific subway light boxes and bus lines for each contract. Service payments are typically required at pre-specified dates prior to the completion of the contract.
We recognize advertising service revenues on a straight-line basis over the period in which the advertisement is required to be displayed, starting from the date we first display the advertisement. We only recognize revenue if the collectability of the service fee is probable. The amount of advertising service revenues recognized is net of business taxes and surcharges ranging between 8% and 9%.
Our revenue generation is affected by the number of advertising contracts we enter into with clients and the average revenues per contract. The number of our advertising contracts is also driven by client-specific factors such as timing of introduction of new advertising campaigns, seasonality of clients’ operations and growth of business sectors in which our clients operate. Depending on client demand, the number of service contracts with our clients varies from period to period. The loss of, or significant reduction in, business from any major client without replacement clients could adversely impact our operating results. Conversely, the addition of a major advertising service contracts may significantly increase our revenues.
Our revenues per contract are affected by factors affecting out-of-home advertising service providers. As we typically negotiate for the overall contract amount before providing an advertising plan with specific display locations, average revenues per contract are particularly affected by the acceptance of our platforms as part of the marketing strategies and budgets of our clients.
Revenues for the year ended December 31, 2009 were $37.7 million compared to $ 41.7 million for the year ended December 31, 2008. Revenue in 2009 decreased primarily due to the slower economic environment in 2009 and a decrease in revenue from our Jingli subsidiary as a result of a smaller elevator network, which declined from $5.2 million in 2008 to $3.0 million in 2009. Although the number of our contracts increased from 1,357 in 2008 to 1,403 in 2009, the average revenue per contract declined 13% from $31,914 to $27,896. In addition, revenues at two of our billboard subsidiaries declined by a total of $2.6 million in 2009 as a result of the expiration and non-renewal of certain billboards. The decreases were partially offset by a $1.7 million increase in 2009 revenues from two of our elevator subsidiaries. We intend to increase the number of contracts in the future in addition to increasing the average revenue per contract.

Cost of revenues. The cost of revenues consists primarily of operating lease cost of advertising space for displaying advertisements, depreciation of advertisement display equipment, amortization of intangible assets relating to lease agreements and direct staff and material costs associated with production and installation of advertisement content.
Cost of revenues for the year ended December 31, 2009 was $28.1 million compared to $30.6 million for the year ended December 31, 2008. The costs of revenues for both periods primarily consisted of leasing cost to site owners and managers. The reduction of cost of revenues was primarily due to less elevator frames for Jingli and the expiration of certain other leases in 2009. The cost of revenues as a percentage of revenues was 74.3% for 2009, as compared to 73.5% for 2008. This slight increase was due primarily to changes in the mix of service offerings and the cost associated with our network expansion, and lower utilization rate in 2009. We intend to increase our margins in the future through enhancing our occupancy rates while also increasing our average revenue per contract.
Gross profit. Our gross profit declined from $11.1 million in 2008 to $9.7 million in 2009 primarily due to an increase in operating losses at Jingli from $2.2 million in 2008 to $4.2 million in 2009 combined with a reduction in the average size of contracts.
Operating expenses. Selling and marketing expenses consist of marketing and promotion, amortization of intangible assets relating to customer relationship and sales commissions, payroll, traveling expenses, transportation and advertising expenses incurred by our selling and distribution team. General and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, share-based compensation, rental and utility expenses.
Total operating expenses for the year ended December 31, 2009 were $17.8 million compared to $19.3 million for the year ended December 31, 2008. The components of operating expenses are set forth below:
•	Sales and marketing expenses. Sales and marketing expenses declined from $6.2 million for the year ended December 31, 2008 to $3.9 million for the year ended December 31, 2009, primarily as a result of the reduction of selling expenses from $4.3 million in 2008 to $2.2 million in 2009. Selling expenses include sales commissions, which decreased from $1.1 million in 2008 to $0.5 million in 2009 primarily due to lower sales revenues. Business development commissions decreased from $1.2 million in 2008 to $0.5 million in 2009 primarily due to the reduced elevator network in 2009.

•	General and administrative expenses. General and administrative expenses increased from $13.1 million for 2008, to $13.8 million for 2009.

The following table describes our general and administrative expenses for the years ended December 31, 2009 and 2008. The increase in bad debt expenses is primarily due to an increase in bad debt for elevator subsidiaries. Salary staff declined from $5.5 million to $2.8 million as a result of increased efficiencies in our infrastructure and a reduction in staff. Professional fees in 2009 were $1.4 million higher than in 2008, primarily due to the expenses related to the completion of the Business Combination.

	For the Year Ended December 31
(Amounts in thousands)	2009	2008
		(Restated)
Bad debt expense	$1,611	$703
Professional fee	4,759	3,321
Salary expense	2,785	5,466
Rental expense	1,643	1,854
Other G&A expense	3,034	1,791

	$13,832	$13,135

Other expenses. Total other expenses for the year ended December 31, 2009 were $10.2 million compared to $25.4 million for the year ended December 31, 2008. Significant components of the other expenses are set forth below:
•	Interest expense. Interest expense costs consist predominately of non-cash financial charges related to investments in SearchMedia International prior to the completion of the Business Combination. Interest expense decreased from $2.7 million for 2008 to $1.9 million for 2009. The 2008 amount primarily relates to the amortization of convertible promissory notes discount of $0.9 million, interest of $0.7 million on the convertible promissory notes and a $0.6 million interest on New Note, First Interim Notes and short-term loan from a third party lender. The 2009 amount primarily consists of $1.0 million of interest expense on the convertible promissory note.

•	Gain/Loss on extinguishment of the notes. On September 17, 2008, certain notes issued by SearchMedia International in March 2008 were cancelled by the holder. The notes, with a principal sum of $10 million plus accrued interest of $0.6 million and all the related conversion rights, were cancelled in exchange for a new note with a principal sum of $15 million, which bears interest at 12% per annum and has no conversion right. As a result of the cancellation of the notes in exchange for the promissory note, a loss on extinguishment of the notes of $4.4 million was recognized in the statement of income for the year ended December 31, 2008, which represented the difference between the carrying value of the new note of $15.0 million and the sum of the carrying value of the convertible promissory notes of $10.0 million, related accrued interest of $0.6 million.

•	Loss on impairment of goodwill and intangible assets. As a result of the reduction of the estimated value of as part of annual impairment tests, goodwill was reduced by $13.9 million in 2008 and $15.7 million in 2009, respectively.

•	Loss on disposal and impairment of fixed assets. In fourth quarter of 2008, we determined that a substantial portion of equipment for billboard displays related to the Shanghai Bund project may not be effectively utilized in the future due to the decision to halt marketing plans due to the unfavorable economic environment and concession site reconstruction. As a result, we recorded a $2.1 million impairment loss. We also disposed approximately $2.1 million of digital and poster frame in the year ended December 31, 2008.

•	Provision for income taxes. Income tax expense increased from $1.5 million in 2008 to $4.3 million in 2009. Although we had consolidated net loss, the PRC statutory tax rate was 25% for our subsidiaries with net income. Increase in income tax expense was due to the fact that our administrative and interest expenses and certain operating expenses for our consolidated variable interest entities, and also the goodwill impairment were not deductible for income tax purposes.
Net loss. As a result of the foregoing, we had a net loss of $22.6 million for the year ended December 31, 2009, as compared to a net loss of $35.1 million for the year ended December 31, 2008.
Cash Flow Analysis
The following table presents a summary of our cash flows and beginning and ending cash balances for the years ended December 31, 2008 and 2009:

	For the Years Ended December 31,
(Amounts in thousands)	2009	2008
		(Restated)
Net cash used in operating activities	$(8,775)	$(1,451)
Net cash used in investing activities	(40,593)	(24,704)
Net cash provided by financing activities	73,665	24,676
Foreign currency translation adjustment	5	242

Net increase/(decrease) in cash and cash equivalents	24,302	(1,237)

Cash and cash equivalents at beginning of year	5,096	6,333

Cash and cash equivalents at end of year	$29,398	$5,096

Cash Flows from Operating Activities. Net cash used in operating activities was $8.8 million and $1.5 million for the years ended December 31, 2009 and 2008, respectively. The increase in net cash used in operating activities was primarily due to the decrease in net loss from $35.1 million in 2008 to $22.6 million in 2009. The increased cash used in operating activities was also due to the increase in impairment loss of goodwill and intangible assets from $13.9 million to $15.7 million and the gain on extinguishment of the notes in 2009. The decreased cash flow was also attributed by the decrease in accounts payable, accrued expenses and other payables.
Cash Flows from Investing Activities. Net cash used in investing activities was $40.6 million and $24.7 million for the years ended December 31, 2009 and 2008, respectively.
The $15.9 million increase in cash used in investing activities in 2009 compared to 2008 was primarily due to:
•	a $19.4 million increase in cash paid for acquisitions in 2009 compared to 2008;

•	a $3.3 million decrease in capital expenditures in 2009 compared to 2008; and

•	a $0.2 million increase in proceeds from disposals of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities were $73.7 million for the year ended December 31, 2009. Net cash provided by financing activities was $24.7 million for the year ended December 31, 2008. The $49.0 million increase in net cash provided by financing activities in 2009 compared to 2008 was primarily due to a $76.1 million in proceeds from the Business Combination and a $5.0 million repayment in promissory note in 2009 compared to $9.3 million funding of new convertible notes and $12.0 million funding of promissory notes in 2008.
Cash
Our cash balance at December 31, 2009 was $29.4 million, representing an increase of $24.3 million from $5.1 million at December 31, 2008. The increase was mainly attributable to cash provided from the closing of the Business Combination reduced by the repayment of debt, closing costs and acquisition payments.
Liquidity and Capital Resources
Our working capital from operations increased by $28.2 million to $0.4 million net current liabilities at December 31, 2009 as compared to net current liabilities of $28.6 million at December 31, 2008. Total current assets increased by $24.9 million from $25.7 million at December 31, 2008 to $50.6 million at December 31, 2009. The increase in current asset was primarily due to the increase in cash in bank by $24.3 million. As a result of the Business Combination, we received an aggregate of $76.1 million proceeds, which was subsequently used to pay off $40.7 million of acquisition costs and $5.0 million of promissory note.
During 2008 and 2009, our primarily source of liquidity has been equity and debt financings.
We are obligated to pay earn-out payments over the next two to three years in connection to our acquisitions of a number of advertising businesses. The amount of earn-out consideration typically depends, among other factors, on the annual financial results of an acquired entity in a two-year post-closing period starting from the date of acquisition based on mutual agreement by us and the ex-owners of the subsidiaries. Our acquisition payable was approximately $16.4 million as of December 31, 2009 including earn-out consideration with respect to the relevant acquired entities’ financial results for 2008 and 2009. During 2010, and up to the date of this Annual Report, approximately $5.7 million of this earnout obligation was paid. Additional contingent earn-out consideration realized and payable during 2010 up to the date of this Annual Report was approximately $13.2 million. Total earnout obligation is approximately $23.9 million as of the date of this annual report.
During the second and third quarters of 2010, we amended the earn-out agreements with seven of our subsidiaries. The amended earn-out agreements provide for the extension of the time period by one to more than two years for required cash and stock payments. As a result of the aforementioned amendments and previous payments, we estimate the remaining earnout payable is approximately $23.9 million. Of such payable approximately $5.9 million is payable within the next twelve months and $17.9 million is payable after the next twelve months and within the next two to three years. We also estimate that more than 50% of the estimated earnout payable is payable in stock. Based on the performance of the acquired companies to date and forecast for the rest of the payment period we believe that we currently have sufficient capital to pay the required earn-out payments over the next twelve months.

However, due to a variety of factors which cannot presently be ascertained, including without limitation, the amount of working capital that we have available, and the financial performance of both us and the acquired companies entitled to receive an earn-out payment, we may not have sufficient liquidity to meet our earn-out obligations. If such failure cannot be remedied through renegotiation of the terms of such earn-outs with the acquiring companies or the raising of the required proceeds on reasonable terms, our operations are likely to be adversely and materially impacted.
Our short term borrowing of $0.6 million as of December 31, 2009 represents a short-term bank loan guaranteed by management personnel of a subsidiary, bears interest at HIBOR minus 1%, has maturity through April 2010 and does not contain any financial covenants.
We do not anticipate to have material capital expenditures for the next twelve months but some limited frames and billboard structures as replacements. Our operating lease obligations as of December 31, 2009 for the next twelve months was $14.0 million. We believe that we will be able to fund our capital expenditures, operating lease payments and our anticipated operating cash requirements for at least the next twelve months and satisfy any remaining obligations from our working capital and anticipated cash flows from operations.
In addition, we may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If we ever determine that our cash requirements exceed our amounts of cash and cash equivalents on hand, we may seek to issue debt or equity securities or obtain a credit facility. Any issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants. It is possible that, when we need additional cash resources, financing will only be available to us in amounts or on terms not acceptable to us or that financing will not be available at all.
Off-Balance Sheet Commitments and Arrangements
We do not have any outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. In addition, we do not engage in trading activities involving non-exchange traded contracts. In our ongoing business, we do not enter into transactions involving, or otherwise form relationships with, unconsolidated entities or financials partnerships that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Effect of Inflation
The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for its services, to the extent permitted by contracts and competition.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEARCHMEDIA HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
SearchMedia Holdings Limited
We have audited the accompanying consolidated balance sheets of SearchMedia Holdings Limited (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ (deficiency) equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2009 and 2008 financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
As more fully described in Note 3, subsequent to the issuance of the Company’s December 31, 2008 financial statements, the Company restated the consolidated balance sheet, the consolidated statement of operations and comprehensive income (loss), change in stockholders’ (deficiency) equity, cash flow and loss per share as of and for the year ended December 31, 2008 arising from the Company’s continued internal analysis in preparation of the 2009 financial statements which resulted in management identifying operational issues and accounting irregularities of the Company impacting the financial statements for the years ended December 31, 2007 and 2008. These issues included improper revenue recognition and related entity transactions, deficient documentation of transactions, diligence and approval of questionable transactions, and allocation and confirmation of payment made related to acquisitions.
Bernstein & Pinchuk LLP
New York, New York
October 29, 2010

SEARCHMEDIA HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2009	2008
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,398	$5,096
Restricted cash	270	357
Accounts receivable, net	12,996	10,172
Amounts due from related parties	2,840	3,258
Prepaid expenses and other current assets	4,656	5,563
Deferred tax assets	480	1,288

Total current assets	50,640	25,734
NON-CURRENT ASSETS
Property and equipment, net	1,405	1,939
Deposits for property and equipment	553	1,248
Deposits for acquisitions	—	4,513
Intangible assets, net	1,276	3,286
Goodwill	45,891	12,955

Total assets	$99,765	$49,675

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,013	$7,410
Accrued expenses and other payables	15,898	10,577
Short-term borrowings	654	1,856
Promissory notes	—	15,000
Acquisition consideration payable	16,381	12,885
Amounts due to related parties	346	597
Deferred revenue	1,902	2,195
Income taxes payable	6,855	3,829

Total current liabilities	51,049	54,349
NON-CURRENT LIABILITIES
Deferred tax liabilities	316	808

Total liabilities	51,365	55,157

Series B redeemable convertible preferred shares	—	24,906
Series C redeemable convertible preferred shares	—	13,232
SHAREHOLDERS’ EQUITY
Series A convertible preferred shares — $0.0001 par value; 20,000,000 shares authorized, 675,374 and 0 shares issued and outstanding in 2009 and 2008, respectively	—	722
Common Shares — $0.0001 par value, 50,000,000 shares authorized, 20,758,368 and 2,169,269 shares issued and outstanding in 2009 and 2008, respectively	2	—
Additional paid-in capital	122,922	1,385
Accumulated other comprehensive income	1,050	1,099
Accumulated deficit	(75,574)	(46,826)

Total shareholders’ equity/(deficit)	48,400	(43,620)

Total liabilities and shareholders’ equity	$99,765	$49,675

See accompanying notes to the consolidated financial statements.

SEARCHMEDIA HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)

	For the Year Ended December 31
	2009	2008
		(Restated)
Advertising service revenues	$37,741	$41,685
Cost of revenues	(28,059)	(30,624)

Gross profit	9,682	11,061

Operating expenses
Sales and marketing expenses	(3,934)	(6,163)
General and administrative expenses	(13,832)	(13,135)

Loss from operations	(8,084)	(8,237)
Other income/(expense)
Interest income	11	131
Interest expense	(1,962)	(2,717)
Decrease in fair value of liability warrant	824	—
Gain/(loss) on extinguishment of notes	6,669	(4,400)
Loss on impairment of goodwill and intangible assets	(15,749)	(13,953)
Loss on impairment of fixed assets	—	(2,135)
Loss on disposals of fixed assets	(15)	(2,121)
Foreign currency exchange loss, net	(24)	(167)

Loss before income taxes	(18,330)	(33,599)
Provision for income taxes	(4,319)	(1,481)

Net loss	$(22,649)	$(35,080)

Loss per share
Basic	$(0.0044)	$(0.0162)

Weighted average number of shares outstanding — Basic	5,100,465	2,169,269

See accompanying notes to the consolidated financial statements.

SEARCHMEDIA HOLDINGS LIMITED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
AND COMPREHENSIVE (LOSS)/INCOME
(Amounts in thousands, except share data)

			Series A convertible
	Common Stock		preferred shares		Additional	Other	(Accumulated	Total	Comprehensive
	Number of		Number	Amounts	paid-in	comprehensive	deficit)/retained	shareholders’	Loss
	shares	Amount	of shares	US$	capital	income/(loss)	earnings	(deficit)/equity	Amount

Beginning as of January 1, 2008 (Restated)	2,169,269	$—	675,374	$722	$389	$201	$(4,937)	$(3,625)	(9,426)

Net loss	—	—		—	—	—	(35,080)	(35,080)	$(35,080)
Foreign currency exchange translation adjustment	—	—		—	—	898	—	898	898

Comprehensive Loss									$(34,182)

Convertible note beneficial conversion feature	—	—		—	—	—	—	—
Extinguishment of the notes	—	—		—	—	—	—	—
Accretion to Series B redeemable convertible preferred shares redemption value	—	—		—	(414)	—	(4,758)	(5,172)
Accretion to Series C redeemable convertible preferred shares redemption value	—	—		—	—	—	(1,949)	(1,949)
Note warrant transferred to equity warrant					997			997

Share-based compensation	—	—		—	311	—	—	311
Statuary reserve					102		(102)	—

Balance as of December 31, 2008 (Restated)	2,169,269	—	675,374	722	1,385	1,099	(46,826)	(43,620)
Cumulative effect of reclassification of warrants under EITF 07-5							520	520
Note warrant transferred from equity to liability under EITF 07-5					(997)			(997)
Warrant B transferred from equity to liability under EITF 07-5					(388)			(388)

Balance as of January 1, 2009, as adjusted	2,169,269		675,374	722	—	1,099	(46,306)	(44,485)

Net loss							(22,649)	(22,649)	(22,649)
Foreign currency exchange translation adjustment	—	—		—	—	(49)	—	(49)	(49)

Comprehensive Loss									(22,698)

Return of shares by certain shareholders	(100,338)	—		—	—	—	—	—
Repurchase from shareholders	(79,579)	—		—	(628)			(628)
Accretion to Series B redeemable convertible preferred shares redemption value	—	—		—	—	—	(3,525)	(3,525)
Accretion to Series C redeemable convertible preferred shares redemption value	—	—		—	—	—	(3,058)	(3,058)
Statuary reserve	—	—		—	36		(36)	—
Conversion of Series A to common shares	675,374	—	(675,374)	(722)	722	—	—	—
Conversion of Series B to common shares	2,205,549	—		—	26,931	—	—	26,931
Conversion of Series C to common shares	1,712,874	—		—	17,790	—	—	17,790
Conversion of promissory note to common shares	1,712,874	—		—	6,830	—	—	6,830
Reverse acquisition of Ideation	12,462,345	2		—	69,253	—	—	69,255
IDI warrant transferred to APIC under EITF 07-5	—	—		—	1,577	—	—	1,577
Share-based compensation	—	—		—	411	—	—	411

Balance as of December 31, 2009	20,758,368	$2	—	$—	$122,922	$1,050	$(75,574)	$48,400

See accompanying notes to the consolidated financial statements.

SEARCHMEDIA HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	For the Year Ended December 31,
	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,649)	$(35,080)
Adjustments to reconcile net income to net cash / (used in) operating activities:
Depreciation and amortization of property and equipment	399	1,268
Amortization of intangible assets	2,015	3,022
Share-based compensation	411	311
Amortization of discount on convertible notes	—	997
Deferred tax expenses / (benefit)	825	(2,140)
Decrease in fair value of note warrant liability	(824)	—
(Gain) / loss on extinguishment of the notes	(6,669)	4,400
Loss on impairment of goodwill and intangible assets	15,749	13,953
Loss on impairment of fixed assets	—	2,135
Loss on disposals of fixed assets	15	2,121
Bad debt provision	1,611	703
Changes in operating assets and liabilities, net of effect of acquisitions for 2008:
(Increase) / decrease in assets:
Accounts receivable	(4,434)	(9,613)
Prepaid expenses, rental deposits and other current assets	1,737	(4,588)
Amounts due from related parties	417	(2,175)
Increase / (decrease) in liabilities:
Accounts payable	1,603	6,310
Accrued expenses and other payables	(1,462)	11,226
Amounts due to related parties	(252)	597
Deferred revenue	(293)	1,959
Income taxes payable	3,026	3,143

Net cash (used in) operating activities	(8,775)	(1,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(150)	(3,460)
Proceeds from disposals of property and equipment	244	—
Cash paid for acquisitions, net of cash acquired	(40,687)	(21,244)

Net cash used in investing activities	(40,593)	(24,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted bank deposit	87	3,643
Proceeds from short-term borrowings	688	1,856
Repayment of short-term borrowings	(1,855)	(2,084)
Proceeds from issuance of Series C redeemable convertible preferred shares and warrants, net of issuance costs	—	9,261
Proceeds from issuance of convertible promissory notes and warrants	3,672	12,000
Repayment of promissory note	(5,000)	—

	For the Year Ended December 31,
	2009	2008
		(Restated)
Cash from Ideation upon business combination	76,073	—

Net cash provided by financing activities	73,665	24,676
Foreign currency translation adjustment	5	242

Net increase / (decrease) in cash and cash equivalents	24,302	(1,237)
Cash and cash equivalents at beginning of year	5,096	6,333

Cash and cash equivalents at end of year	$29,398	$5,096

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	2,477	33
Cash paid for income taxes	381	251
Non-cash investing transactions:
Acquisition consideration payable	16,381	12,885
Payable in connection with purchase of property and equipment	—	414
Non-cash financing transactions:
Issuance costs payable in respect of Series C redeemable convertible preferred shares	—	98
See accompanying notes to the consolidated financial statements.

SEARCHMEDIA HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share data)
1. Principal activities, organization and basis of presentation
(a) Principal activities
SearchMedia Holdings Limited (the “Company” or “SearchMedia Holdings” or “IDI”) is a holding company and, through its consolidated subsidiaries and variable interest entities (“VIEs”) (collectively the “Group”), is principally engaged in the provision of advertising services in the out-of-home advertising industry. Out-of-home advertising typically refers to advertising media in public places, such as billboards, in-elevator displays, street furniture and transit area displays. The Group is one of the largest operators of integrated outdoor billboard and in-elevator advertising networks in China.
(b) 2009 reorganization and accounting treatment
On October 30, 2009, Ideation Acquisition Corp., a Delaware corporation (“Ideation”) completed a redomestication that resulted in holders of Ideation securities holding securities in a Cayman Islands exempted company, pursuant to a share exchange agreement. The redomestication of Ideation involved two steps. First, Ideation effected a merger pursuant to the laws of the states of Delaware and Arizona in which Ideation merged with and into ID Arizona Corporation, an Arizona corporation and wholly-owned subsidiary of Ideation (“ID Arizona”) with ID Arizona surviving the merger. Second, after the merger, ID Arizona became a Cayman Islands exempted company, pursuant to a conversion and continuation procedure under Arizona and Cayman Islands law. In connection with the conversion and continuation process, the entity was renamed SearchMedia Holdings Limited.
Immediately after the redomestication, the Company completed the acquisition of all the issued and outstanding shares and warrants of SearchMedia International Limited (“SearchMedia International”). SearchMedia International security holders, including certain note holders and warrant holders, received ordinary shares, or securities exercisable or exchangeable for ordinary shares, of the Company. The business combination was accounted for as a reverse recapitalization, whereby SearchMedia International is the continuing entity for financial reporting purposes and is deemed to be the accounting acquirer of Ideation.
The transaction is accounted for as a reverse recapitalization because it failed to meet the criteria to be considered as a business combination described in Accounting Standards Codification (“ASC”) Section 805-20-55, (formerly SFAS No. 141(R), “Business Combinations”). Pursuant to these accounting standards, SearchMedia International is considered to be the accounting acquirer because it obtained control of the Company as a result of the transaction. The determination was primarily based on (i) after the redomestication and business combination, SearchMedia International’s operations comprising the ongoing operations of the combined entity and the senior management of SearchMedia International continuing to serve as the senior management of the combined companies and (ii) Ideation had no prior operations and was formed for the purpose of effecting a business combination such as the business combination with SearchMedia International. In a reverse recapitalization, initially SearchMedia International is deemed to have undergone a recapitalization, whereby it’s outstanding ordinary shares and warrants on October 30, 2009 were converted into 6,662,727 ordinary shares of SearchMedia Holdings and 1,519,186 SearchMedia Holdings warrants. Immediately thereafter, SearchMedia Holdings, as the legal parent company of SearchMedia International, which is the continuing accounting entity, was deemed to have acquired the assets and assumed the liabilities of Ideation in exchange for the issuance of SearchMedia Holdings securities, which will be identical in number and terms and similar in rights to the outstanding securities of Ideation.
Because Ideation, the accounting acquiree, does not meet the definition of a business provided in ASC Topic 805, “Business Combinations” (ASC 805-20-55), the recognition and measurement provisions of these standards do not apply. The share exchange transaction utilized the capital structure of Ideation and the assets and liabilities are recorded at historical cost. Although SearchMedia International is deemed to be the acquiring company for accounting and financial reporting purposes, the legal status of the Company as the surviving corporation does not change. SearchMedia International’s shares have been restated retroactively to reflect the share exchange ratio as at the date of the Share Exchange in a manner similar to a stock consolidation.
(c) Organization and basis of presentation
For financial reporting purposes, the operating results and balance sheet of the Group for the year ended December 31, 2008 was the historical financial information of SearchMedia International. The consolidated financial statements of the Group for the year ended December 31, 2009 includes the operating results and balance sheet of SearchMedia International for the year ended December 31, 2009 and the operating results and balance sheet of SearchMedia Holdings from October 31, 2009 through December 31, 2009.
Prior to January 1, 2008, SearchMedia International incorporated Jieli Investment Management Consulting (Shanghai) Co., Ltd. (“Jieli Consulting”), which in turn entered into contractual agreements with the owners of Shanghai Jingli Advertising Co., Ltd. (“Jingli”). The arrangement was to facilitate foreign investors to invest in SearchMedia International as the then PRC laws did not allow direct foreign investment or ownership in advertising companies in the PRC. The terms of these agreements resulted in SearchMedia International, through its wholly-owned subsidiary, Jieli Consulting, bearing all the economic risks and receiving all the economic benefits from the businesses and controlling the financing and operating affairs with respect to Jingli’s businesses. In accordance with ASC Topic 810, “Consolidation” (formerly Financial Accounting Standards Board Interpretation No. 46(R)), the financial statements of Jingli were consolidated by SearchMedia International in its consolidated financial statements effective from the date SearchMedia International first became the primary beneficiary pursuant to this contractual arrangements.
On January 16, 2008, SearchMedia International incorporated Jieli Network Technology Development (Shanghai) Co., Ltd. (“Jieli Network”) as a wholly-owned subsidiary in the PRC. Jieli Network provides technical advisory services to the Group’s consolidated variable interest entities.
During the year ended December 31, 2008, the Group expanded its advertising services and locations by acquiring 100% equity interest of the following advertising businesses.

Name of entity	Place of incorporation
Shanghai Jincheng Advertising Co., Ltd. (“Jincheng”)	PRC
Shaanxi Xinshichuang Advertising Planning Co., Ltd. (“Xinshichuang”)	PRC
Beijing Wanshuizhiyuan Advertising Co., Ltd. (“Wanshuizhiyuan”)	PRC
Shenyang Jingli Advertising Co., Ltd. (“Shenyang Jingli”)	PRC
Qingdao Kaixiang Advertising Co., Ltd. (“Kaixiang”)	PRC
Shanghai Haiya Advertising Co., Ltd. (“Haiya”)	PRC
Tianjin Shengshitongda Advertising Creativity Co., Ltd. (Shengshitongda”)	PRC
Shanghai Botang Advertising Co., Ltd. (“Botang”)	PRC
Ad-Icon Company Limited (“HK Ad-Icon”)	HKSAR
Wenzhou Rigao Advertising Co., Ltd. (“Wenzhou Raigo”)	PRC
Wuxi Ruizhong Advertising Co., Ltd. (“Wuxi Ruizhong”)	PRC
Further details of the acquisitions are set out in Note 5.
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis of accounting differs in certain material respects from that used for the preparation of the statutory books of the Company’s consolidated subsidiaries and VIEs, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable in the place of domicile of the respective entities in the Group. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the statutory books of account of the Company’s consolidated subsidiaries and VIEs to present them in conformity with U.S. GAAP.

2. Summary of significant accounting policies
(a) Basis of preparation
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended December 31, 2009 and 2008, the Company’s net operating loss were $8,084 and $8,237 and the Company’s cash flows used in operating activities were US$(8,775) and US$(1,451), respectively.
Because the Company has been unable to generate net cash from operating activities, it has relied principally on cash provided by financing activities to fund its working capital requirements and to repay its obligations when they become due, including payments for its accrued expenses and other payables and acquisition consideration payable.
As discussed in Note 21, during the second and third quarters of 2010, the Company amended the earn-out agreements with the following subsidiaries: Kaixiang, Wanshuizhiyuan, Haiya, Botang, Rigao, Ruizhong and Shenyang Jingli. The amended earn-out agreements provides for the extension of the time period by one to more than two years for required cash and stock payments.
The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things, the amount of working capital that the Company has available and the financial performance of both the Company and the acquired companies entitled to receive an earn-out payment. The Company’s inability to generate cash flows to meet its obligations due to the uncertainty of achieving operating profitability on an annual basis and raising required proceeds on reasonable terms, among other factors, raises substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The accompanying consolidated financial statements include the financial statements of the Company, its consolidated subsidiaries and VIEs. All significant intercompany balances and transactions have been eliminated upon consolidation.
(b) Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful receivables; useful lives and residual values of property and equipment and intangible assets; recoverability of the carrying amount of property and equipment, goodwill and intangible assets; fair values of financial instruments; the fair values of the assets acquired and liabilities assumed upon the consolidation of businesses acquired in 2008; and the assessment of contingent obligations. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.
(c) Foreign currency transactions and translation
The Group’s reporting currency is the United States dollars (“US$”). The functional currency of the Company is the US$, whereas the functional currency of the Company’s consolidated subsidiaries and VIEs in the PRC is the Renminbi (“RMB”) and the functional currency of the Company’s subsidiaries in the HKSAR is the Hong Kong Dollars (“HK$”), as the PRC and HKSAR are the primary economic environments in which the respective entities operate. Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign currency. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.
Transactions denominated in currencies other than the functional currency are translated into the respective functional currency at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in a currency other than the functional currency are translated into the functional currency using the applicable exchange rate at each balance sheet date. The resulting exchange differences are recorded in “foreign currency exchange gain (loss)” in the consolidated statements of operations.
The assets and liabilities of the Company’s consolidated subsidiaries and VIEs are translated into the US$ reporting currency using the exchange rate at each balance sheet date. Revenue and expenses of these entities are translated into US$ at average rates prevailing during the year. Gains and losses resulting from translation of these entities’ financial statements into the US$ reporting currency are recorded as a separate component of “accumulated other comprehensive income” within shareholders’ deficit/equity.
(d) Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use.
The Group’s cash and bank deposits were held in major financial institutions located in US and PRC, which management believes have high credit ratings. Cash and bank deposit held in PRC as of December 31, 2009 and 2008 (Restated) were $7,495 and $4,871 respectively. The remaining cash and bank deposits were held in US and HK denominated in USD.
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments. The Company places its temporary cash instruments with well-known financial institutions within the United States and, at times, may maintain balances in excess of the $250 US FDIC Insurance limit. The Company monitors the credit ratings of the financial institutions to mitigate this risk. The Company maintains accounts with a well established multi-national bank and as of December 31, 2009 and 2008 had approximately an aggregate of $20,911 and $ 0 above the federally insured limit, respectively.
(e) Restricted cash
Restricted cash represents amounts held by a bank as to withdrawal for use under court orders to hold the accounts as escrow. The restriction on cash is expected to be released when the related litigation is closed.
(f) Accounts receivable
Accounts receivable consist of amounts billed but not yet collected and unbilled receivables. Unbilled receivables relate to revenues earned and recognized, but which have not been billed by the Group in accordance with the terms of the advertising service contract. The payment terms of the Group’s service contracts with its customers vary and typically require an initial payment to be billed or paid at the commencement of the service period, progress payments to be billed during the service period, and a final payment to be billed after the completion of the service period. None of the Group’s accounts receivable bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. Management determines the allowance based on historical write-off experience and reviews of customer-specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure related to its customers.
(g) Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, taking into consideration the assets’ salvage or residual value. The estimated useful lives of property and equipment are as follows:

Leasehold improvements	1 to 3 years
Advertisement display equipment	5 years
Furniture, fixtures and office equipment	5 years
Motor vehicles	5 years
When items of property and equipment are retired or otherwise disposed of, loss/income is charged or credited for the difference between the net book value and proceeds received thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.
(h) Intangible assets
The Group’s intangible assets are amortized on a straight line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Group. The Group’s intangible assets represent customer relationship and lease agreements, which have estimated useful lives ranging from 0.5 to 4 years.
(i) Goodwill
Goodwill and other intangible assets are accounted for in accordance with the provisions of FASB ASC 350 “Intangibles — Goodwill and Other”. The Group accounts for business acquisitions using the acquisition method of accounting. Prior to 2009, goodwill consists of the cost of acquired businesses in excess of the fair value of the net assets acquired. Other intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of an intent to do so.
Starting on January 1, 2009, goodwill is measured as the excess of a over b below:
a.	The aggregate of the following:
1.	The consideration transferred measured in accordance ASC 805, which generally requires acquisition-date fair value.

2.	The fair value of any noncontrolling interest in the acquiree.

3.	In a business combination achieved in stages, the acquisition-date fair value of the acquirer’s previously held equity interest in the acquiree.
b.	The net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed measured in accordance with ASC 805.
Under FASB ASC 350, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives, are not amortized.
(j) Impairment of long-lived assets
The Group tests goodwill for possible impairment in the fourth quarter of each year or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Circumstances that could trigger an impairment test between annual tests include, but are not limited to:
•	a significant adverse change in the business climate or legal factors;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	loss of key personnel;

•	the likelihood that a reporting unit or a significant portion of a reporting unit will be sold or disposed of;

•	a change in reportable segments; and/or results of testing for recoverability of a significant asset group within a reporting unit.
The Group utilizes a two-step method to perform a goodwill impairment review. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows and estimated terminal values. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.
Application of goodwill impairment test requires judgment, including the identification of reporting units,

assigning assets and liabilities to the reporting units, assigning goodwill to reporting units and estimating the fair value of each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value of each reporting unit which could trigger impairment.
In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, gross margin percentages and terminal growth rates. We may incur additional goodwill impairment charges in the future although we cannot predict whether this will occur.
Indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FASB ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets”.
In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Group uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.
Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying value of assets can be supported by the undiscounted future cash flows. In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, gross margin percentages and terminal growth rates.
No impairment loss is subsequently reversed even if facts and circumstances indicate recovery.
(k) Fair Value of Financial Instruments
FASB ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.
These tiers include:
•	Level 1 — defined as observable inputs such as quoted prices in active markets;

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Except for promissory notes, the fair value of the Group’s financial assets and liabilities approximate their carrying amount because of the short-term maturity of these instruments. Based on management judgment, the fair value of the promissory notes is not materially different from its carrying value with reference to observable market transactions between market participants comparative with the Company and promissory note investors which are the best information available in the circumstances.
(l) Revenue recognition
The Company recognizes advertising service revenue on a straight-line basis over the period in which the customer advertisement is to be displayed, which typically ranges from 1 month to 2 years, starting from the date the Group first displays the advertisement. Written contracts are entered into between the Group and its customers to specify the price, the period and the location at which the advertisement is to be displayed. Revenue is only recognized if the collectability of the advertising service fee is probable.

The Company generates advertising service revenues from the sales of frame space on the poster frame network, advertising time slots on traditional billboard networks and the sale of advertising services through our subway leases. In the majority of advertising arrangements, the Group acts as a principal in the transaction and records advertising revenues on a gross basis. The associated expenses are recorded as cost of revenues. In some instances the Group is considered an agent and recognizes revenue on a net basis.
Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheet, and are recognized as revenue when the advertising services are rendered.
(m) Cost of revenues
Cost of revenues consists primarily of operating lease cost of advertising space for displaying advertisements, depreciation of advertising display equipment, amortization of intangible assets relating to lease agreements and direct staff and material costs associated with production and installation of advertising content.
(n) Operating leases
The Group leases advertising space and office premises under non-cancellable operating leases. Minimum lease payments are expensed on a straight-line basis over the lease term. Under the terms of the lease agreements, the Group has no legal or contractual asset retirement obligation at the end of the lease.
(o) Advertising and promotion costs
Advertising and promotion costs are expensed as incurred. Advertising and promotion costs included in sales and marketing expenses amounted to $1,135 and $2,189 for the years ended December 31, 2009 and 2008 (Restated), respectively.
(p) Retirement and other post-retirement benefits
Pursuant to relevant PRC regulations, the Company’s consolidated subsidiaries and VIEs in the PRC are required to make contributions to various defined contribution retirement plans organized by the PRC government. The contributions are made for each qualifying PRC employee at rates ranging from 18% to 20% on a standard salary base as determined by the PRC governmental authority. Contributions to the defined contribution plans are charged to the consolidated statements of income as the related employee service is provided.
The Company’s subsidiaries in the HKSAR operate a Mandatory Provident Fund Scheme (“the MPF scheme”) under the Hong Kong Mandatory Provident Fund Schemes Ordinance for employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The MPF scheme is a defined contribution retirement scheme administered by independent trustees. Under the MPF scheme, the employer is required to make contributions to the scheme at 5% of the employees’ relevant income, subject to an upper limit. Contributions to the scheme vest immediately.
The Group has no other obligation for the payment of employee benefits associated with these retirement plans beyond the contributions described above.
(q) Share-based payments
The Group accounts for share-based payments in accordance with ASC Topic 718,“Compensation—Stock Compensation” (formerly FASB Statement No. 123R). Under ASC 718, the Group measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, the compensation expense is based on the grant-date fair value of the award, the number of shares ultimately expected to vest and the vesting period.
(r) Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in income in the period that the change in tax rates or laws is enacted. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.
The Group applies ASC Topic 740 “Income Taxes”, (formerly FASB Interpretation No. 48). ASC 740 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group’s accounting policy is to accrue interest and penalties related to uncertain tax positions, if and when required, as interest expense and a component of general and administrative expenses, respectively, in the consolidated statements of operations.
(s) Earnings/(loss) per share
For the purpose of calculating earnings per share for the periods presented, SearchMedia International’s shares have been restated retroactively for the year ended December 31, 2008 to reflect the share exchange ratio as at the date of the Share Exchange in a manner similar to a stock reorganization. The number of ordinary shares outstanding is determined on the basis of SearchMedia International’s historical number of ordinary shares outstanding multiplied by the share exchange ratio established in the Share Exchange Agreement.
Basic earnings/(loss) per share is computed by dividing income attributable to common shares shareholders by the weighted average number of ordinary shares outstanding during the year. Diluted earnings/(loss) per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares and is calculated using the treasury stock method for stock options and unvested shares. Common equivalent shares for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on income per share and, accordingly, are excluded from the calculation. Common equivalent shares are also excluded from the calculation in loss periods as their effects would be anti-dilutive.
(t) Segment reporting
The Group has one operating segment as defined by ASC Topic 280, “Segment Reporting” (formerly FASB Statement No. 131). For the two reporting periods, the Group’s advertising service revenues generated from customers outside the PRC is less than 10% of the Group’s total consolidated revenues and the Group’s total long-lived tangible assets located outside the PRC is less than 10% of the Group’s total consolidated long-lived tangible assets. Consequently no geographic information is presented.
(u) Significant concentrations and risks
Except for an advertising agency customer which accounted for 12% and 16% of the Group’s accounts receivable as of December 31,2009 and 2008, no individual customer accounted for more than 10% of accounts receivable.
(v) Recently issued accounting standards
In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC Topic 820-10-65”). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC topic 320-10-65”). This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income).
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC Topic 820-10-65”). This update requires a public traded company to disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.
The above FSPs are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Group believes the adoption of the above guidance does not have a material effect on its financial statements.
In August 2009, FASB issued ASU No. 2009-05 which amends ASC Topic 820-10, “Fair Value Measurements and Disclosures – Overall” to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010. The Group does not expect the adoption of this guidance to have a material effect on its financial statements.
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“ASC Topic 805”). This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. That replaces cost-allocation process of SFAS No. 141, “Business Combinations” (SFAS 141), which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This guidance also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, this guidance requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.
This guidance is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1,“Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC Topic 805-20”). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (“ASC Topic 450”). The Group does not have any assets acquired or liabilities assumed in a business combination that arise from contingencies.
Other Accounting Changes
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ASC Topic 855”), which is effective for interim or annual financial periods ending after June 15, 2009. ASC Topic 855 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Group will be a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This authoritative guidance became effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Group’s financial statements.
In February 2010, FASB issued ASU No. 2010-09 (“ASC Topic 855”) which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. The management does not believe the adoption will have a material effect on the Group’s financial statements.
During 2009 and 2010, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2010-13. Except for ASU’s No. 2009-05 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Group.
3. Restatement of consolidated financial statements
The Company’s continued internal analysis in preparation of the 2009 financial statements resulted in management identifying operational issues and accounting irregularities relating to the Shanghai Jingli Advertising Company Limited in-elevator advertising division of the Company (“Jingli”) and other subsidiaries impacting the financial statements of SearchMedia International for the years ended December 31, 2007 and 2008. These issues included improper revenue recognition and related entity transactions, deficient documentation of transactions, diligence and approval of questionable transactions, and allocation and confirmation of payment made related to acquisitions.
Management and the Audit Committee identified several key areas of material weakness in our internal control over financial reporting that are primarily responsible for the restatement of the 2007 and 2008 financial statements. These areas are:
•	Revenue recognition and accounts receivable issues;

•	Disclosure, approval, and documentation of related entity transactions among entities related to prior owners of acquired subsidiaries (“related entity transactions”);

•	Recording various erroneous transactions by certain employees;

•	Recording certain assets and other accounting irregularities related to acquisitions;

•	Diligence and approval of questionable transactions; and

•	Confirmation of payments related to acquisitions.
The material weakness in control over revenue recognition primarily relates to a number of fictitious or questionable sales contracts in our in-elevator business, primarily originated from Jingli and related accounts receivable collections and various payments.
The material weakness in control of related entity transactions resulted from a failure to properly disclose, approve and document such transactions. These transactions include: (1) multiple undisclosed payments to and from these companies; (2) certain sales and costs of these companies which were included in the operations of our subsidiaries; and (3) recognition of accounts receivable collected, allegedly on behalf of SearchMedia International by related entities, which cash was never ultimately collected or received by SearchMedia International.
The material weakness in control over proper documentation or deficient documentation regarding the delivery of services, resulted from the lack of business substance with regard to certain transactions.
The material weakness in control over transaction approval by our subsidiaries related to apparent fictitious business transactions and the payment of erroneous or falsified expenses.
The material weakness in control over allocation of acquisition payments relates to the misallocation of acquisition payments and indications of inflated and artificial revenue or understatement of operating expenses for purposes of increasing profit and subsequent earn-out payments.
The following tables summarize the impact of the restatement on our financial statements for the year ended December 31, 2008.

Balance sheet as of December 31, 2008

		Previously
	Note	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalent	a, b	$5,715	$(619)	$5,096
Restricted bank deposit	a	—	357	357
Accounts receivable, net	b-e	37,008	(26,836)	10,172
Amounts due from related parties	d, e	11,493	(8,235)	3,258
Prepaid expenses and other current assets	b, g	11,944	(6,381)	5,563
Deferred tax assets	j	580	708	1,288

Total current assets		66,740	(41,006)	25,734

Rental deposits		169	(169)	—
Property and equipment, net	j	7,255	(5,316)	1,939
Deposits for property and equipment	g	—	1,248	1,248
Deposits for acquisitions	g	6,229	(1,716)	4,513
Intangible assets, net	b, h	5,235	(1,949)	3,286
Goodwill	b, i	26,148	(13,193)	12,955

Total assets		$111,776	$(62,101)	$49,675

Liabilities and shareholders’ (deficit) / equity

		Previously
	Note	Reported	Adjustments	Restated
Current liabilities:
Accounts payable	b-e	8,701	(1,291)	7,410
Accrued expenses and other payables	b,g	13,218	(2,641)	10,577
Short-term borrowings		1,856	—	1,856
Promissory notes		15,000	—	15,000
Acquisition payable	g	15,203	(2,318)	12,885
Amounts due to related parties	d, e	717	(120)	597
Deferred revenue	c-e	3,301	(1,106)	2,195
Income taxes payable	b-e	9,787	(5,958)	3,829

Total current liabilities		67,783	(13,434)	54,349
Deferred tax liabilities	b-e, h	1,297	(489)	808
Total liabilities		69,080	(13,923)	55,157

Series B redeemable convertible preferred shares		24,906	—	24,906
Series C redeemable convertible preferred shares	k	12,918	314	13,232
Series A convertible preferred shares		722	—	722
Common shares	l	3	(3)	—
Additional paid-in capital	k	2,083	(698)	1,385
Accumulated other comprehensive income		2,064	(965)	1,099
Accumulated deficit	k	—	(46,826)	(46,826)

Total shareholders’ (deficit)/equity		4,872	(48,492)	(43,620)

Total liabilities and shareholders’ equity		$111,776	$(62,101)	$49,675

Statements of operations for the year ended December 31, 2008

		Previously
	Note	Reported	Adjustments	Restated
Advertising service revenues	b-f	$88,637	$(46,952)	$41,685
Cost of revenues	b-f	(46,674)	16,050	(30,624)

Gross profit		41,963	(30,902)	11,061
Operating expenses
Sales and marketing expenses	g	(7,397)	1,234	(6,163)
General and administrative expenses	g	(11,727)	(1,408)	(13,135)

Total operating expenses
Operating loss		22,839	(31,076)	(8,237)

Other income / (expense)
Interest income		131	—	131
Interest expense	k	(8,922)	6,205	(2,717)
Decrease in fair value of note warrant liability		482	(482)	—
Loss on extinguishment of the notes		(3,218)	(1,182)	(4,400)
Loss on impairment of goodwill and Intangible assets	h,i	—	(13,953)	(13,953)
Loss on impairment of fixed assets	j	—	(2,135)	(2,135)
Loss on disposals of fixed assets	j	—	(2,121)	(2,121)
Foreign currency exchange loss, net		(167)	—	(167)

Income / (loss) before income taxes		11,145	(44,744)	(33,599)
Provision for income taxes	b-e	(6,802)	5,321	(1,481)

Net income / (loss)		$4,343	$(39,423)	$(35,080)

Statements of cash flow for the year ended December 31, 2008

	Previously
	Reported	Adjustments	Restated

Net income / (loss)	4,343	(39,423)	(35,080)
Depreciation and amortization of property and equipment	1,188	80	1,268
Amortization of intangible assets	3,465	(443)	3,022
Share-based compensation	2,354	(2,043)	311
Amortization of discount on convertible notes	7,200	(6,203)	997
Deferred tax (benefit) / expense	(1,414)	(726)	(2,140)
Decrease in fair value of note warrant liability	(482)	482	—
Loss on extinguishment of the notes	3,218	1,182	4,400
Loss on impairment of goodwill and intangible assets	—	13,953	13,953
Loss on impairment of fixed assets	—	2,121	2,121
Loss on disposals of fixed assets	—	2,135	2,135
Bad debt provision	—	703	703
Changes in operating assets and liabilities:
Accounts receivable	(30,026)	20,413	(9,613)
Prepaid expenses, rental deposits and other current assets	(7,713)	3,125	(4,588)
Amounts due from related parties	(11,472)	9,297	(2,175)
Accounts payable	7,171	(861)	6,310
Accrued expenses and other payables	8,548	2,678	11,226
Amounts due to related parties	(44)	641	597
Deferred revenue	1,977	(18)	1,959
Income taxes payable	7,965	(4,822)	3,143

Net cash (generated from) / used in operating activities	(3,722)	2,271	(1,451)

Cash flows from investing activities
Purchase of property and equipment	(3,410)	(50)	(3,460)
Amounts due from related parties	(195)	195	—
Cash paid for acquisitions, net of cash acquired	(18,681)	(2,563)	(21,244)

Net cash used in investing activities	(22,286)	(2,418)	(24,704)

Cash flows from financing activities
Decrease in restricted bank deposit	4,000	(357)	3,643
Proceeds from short-term borrowings	1,856	—	1,856
Repayment of short-term borrowings	(2,084)	—	(2,084)
Proceeds from issuance of Series C redeemable convertible preferred shares, net of issuance costs	9,261	—	9,261
Proceeds from issuance of convertible promissory notes and warrants	12,000	—	12,000

Net cash provided by financing activities	25,033	(357)	24,676

Effect of foreign currency exchange rate changes on cash	357	(115)	242

Net decrease in cash and cash equivalent	(618)	(619)	(1,237)
Cash and cash equivalent at beginning of year	6,333	—	6,333

Cash and cash equivalent at end of year	$5,715	$(619)	$5,096

The following are key findings leading to the restatement and some findings impacted multiple line-items:
a)	Two of the Company’s bank accounts in PRC in which an aggregate of $357 was deposited, were restricted as to withdrawal and use as of December 31, 2008. The cash balance was reclassified to restricted bank deposit.

b)	In July 2008, the Company signed an acquisition agreement to acquire Changsha Jingli which was primarily engaged in the provision of advertising services using poster frames that are placed inside elevators in residential and commercial buildings in Changsha city of the PRC. During a financial review, an acquisition deposit of Changsha Jingli of $1,321, purportedly paid to a third party, could not be confirmed. The ex-owner of Changsha Jingli denied signing any contracts with the Company, bringing the acquisition of Changsha Jingli into doubt, as well as the legality and enforceability of the acquisition agreement. Accordingly, the restated consolidated financial statements for 2008 do not consolidate Changsha Jingli’s financial statements.

The previously reported financial statements accounted for the acquisition in accordance with ASC Topic 805, “Business Combinations” (formerly SFAS No. 141). At the acquisition date, the Company recorded fair value of identifiable net assets of $205 and acquisition deposit of $1,116.

The following table summarizes operating results and the assets and liabilities of Changsha Jingli consolidated by the Company for the six months ended and as of December 31, 2008 which were excluded from the restated financial statements:

Advertising Revenue	$322
Cost of Sales	(48)
Selling and marketing expenses	(8)
General and administrative expenses	(73)
Income tax	(48)

Net Income	$145

Cash	$107
Accounts receivable, net	254
Prepaid expenses and other current assets	84
Intangible assets	27
Accounts payable	(34)
Accrued expenses and other payables	(54)
Income taxes payable	(64)

Net assets	$320

c)	A number of fictitious or questionable sales contracts in our in-elevator business, along with related accounts receivable collections and various payments, which originated primarily from Jingli. Apparent fictitious business transactions, forged contracts and monitoring reports resulted were identified in overstated revenue of $23,692 and cost of $3,451.

d)	Numerous subway light box advertising contracts that appear to be overstated were identified. Fictitious or questionable documentation regarding the delivery of services and the lack of business substance resulted in overstated revenue of $7,254 and cost of $3,378.

e)	Failure to properly disclose, approve and document transactions among related entities, which resulted in the overstatement of sales and costs of these companies in the operating results of our subsidiaries, causing overstated revenue of $14,347 and cost of $8,053.

f)	In certain advertising arrangements, the Company acted as an agent in the transaction and should have recorded advertising revenues on a net basis, causing both revenue and cost was overstated by $1,280.

g)	Apparent erroneous or falsified expenses and payments, including acquisition payments, were identified. Total acquisition payments through December 31, 2008 were overstated by $4,465. Prepaid assets and other receivable as of December 31, 2008 was overstated by $3,372.

h)	Purchase price allocation of certain acquired subsidiaries was based on inflated revenue forecasts and apparent fictitious lease contracts, which resulted in the overstatement of acquired intangible assets by $1,949.

i)	Performed goodwill impairment assessment as of December 31, 2008 based on adjusted forecasts resulted in an impairment loss of $13,026. See note 9.

j)	A fixed asset count and reconciliation to register identified missing digital frames, purported fictitious business transactions and falsified payments in 2008. Fixed assets was overstated by $2,121. Certain fixed assets, which should have been impaired in 2008, amounted to $2,135 based on fair value as of the valuation date. The respective deferred tax impact was also considered.

k)	Equity and debt instruments issued during 2008 were issued based on apparent inflated business projections, which resulted in an overstatement of their respective values and an immediate and subsequent impact to the balance sheets and statement of operations.

l)	In connection with the reverse capitalization, SearchMedia International’s ordinary shares have been restated retroactively to reflect the share exchange ratio as at the date of the Share Exchange in a manner similar to a stock consolidation.
4. Loss per share
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the two years ended December 31, 2009 and 2008. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. The information related to basic per share is as follows:

	2009	2008
Numerator:
Net Loss	$(22,649)	$(35,080)

Denominator:
Weighted average shares outstanding – Basic	5,100,465	2,169,269
Loss per share	$(0.0044)	$(0.0162)
As of December 31, 2009, there were a total of 308,308 stock options and 14,058,205 warrants that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.
5. Acquisitions
During the year ended December 31, 2008, the Group acquired the respective advertising businesses of Jincheng, Xinshichuang, Kaixiang, Wanshuizhiyuan, Shenyang Jingli, Haiya, Botang, Hongkong Ad-icon, Shengshitongda, Rigao, and Ruizhong (“acquired entities”). These acquisitions were unrelated to each other.
Pursuant to a series of acquisition agreements signed with each of the acquired entities’ ex-owners in 2008 (“original acquisition agreements”), the purchase consideration for each acquisition would be settled in cash and is contingent based on the operational results agreed and confirmed by the Group and each of the acquired entities’ ex-owners for each individual 12-month period in a 2-year earn-out period following respective acquisition dates (“earn-out period”).

The contingent purchase price consideration for each entity is payable when each individual 12-month period during the earn-out period is completed and the operational results are agreed and confirmed. As such, the purchase price allocation cannot be completed until the contingencies are resolved. Therefore, the contingent consideration was not determinable beyond a reasonable doubt at the date of acquisition, and no goodwill was recognized due to the contingent nature of the consideration. However, a liability is recorded for the estimated fair value of identifiable net assets acquired, which represents the amount of negative goodwill upon initial purchase price allocation. Upon resolution of the contingency, adjustment to goodwill or against the identifiable net assets is to be made in accordance with SFAS No. 141, (“ASC Topic 805”).

The following summarizes the details of acquisitions made in 2008 and the initial allocation of purchase price, which was based on valuations performed by independent valuation firms using the multiple period excess earnings method:

					Fair value	Acquired Intangible			Goodwill recognized
			Consideration paid up to		of net	Assets		Deferred	during the year ended
			December 31,		asset	Customer	Lease	tax liability	December 31,
Acquired Entity	Date Acquired	Business	2008	2009	acquired	relationship	agreements	recognized	2008	2009
Xinshichuang	January 1, 2008	Poster frame	$951	$952	$10	$7	$152	$40	$968	$0
Jincheng	January 1, 2008	Poster frame	922	923	(117)	2	91	23	1,071	0
Kaixiang	January 1, 2008	Billboard	1,971	6,760	88	130	255	96	5,682	6,628
Wanshuizhiyuan	January 1, 2008	Billboard	4,280	8,725	70	193	213	102	7,430	2,207
Shenyang Jingli	January 1, 2008	Billboard	6,078	13,322	229	665	787	363	9,785	2,482
Haiya	February 1, 2008	Transit	2,048	5,345	(186)	28	1,005	258	—	5,988
Botang	April 1, 2008	Billboard	3,937	20,851	145	1,037	1,907	736	—	23,699
Hongkong Ad-icon	April 1, 2008	Billboard	841	1,557	9	148	105	42	—	1,294
Shengshitongda	April 1, 2008	Poster frame	117	117	7	2	17	5	—	116
Rigao	July 1, 2008	Poster frame	732	3,219	(95)	99	145	61	—	4,904
Ruizhong	July 1, 2008	Poster frame	293	1,087	33	31	168	50	—	1,354

Total			$22,170	$62,858	$193	$2,342	$4,845	$1,776	$24,936	$48,672

Further details of goodwill impairment are set out in Note 9.

Unaudited pro forma financial information
The following unaudited pro forma financial information presents the results of operations of the Group as if the acquisitions of all the above entities had occurred as of January 1, 2008. These results include the impact of preliminary fair value adjustments on intangible assets and the related adjustments on deferred taxes. The unaudited pro forma financial information is not necessarily indicative of what the Group’s consolidated results of operations would actually have been had it completed the acquisitions on January 1, 2008. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined entity.

Year ended
December 31, 2008
(Restated)
Advertising service revenues	$47,794
Income from operations	14,275
Net loss	$(39,729)
6. Accounts receivable, net
Accounts receivable consist of the following:

	As of December 31,
	2009	2008
		(Restated)
Accounts receivable	$15,321	$10,884
Less allowance for doubtful accounts	(2,325)	(712)

Accounts receivable, net	$12,996	$10,172

As of December 31, 2009 and 2008 (Restated), the Group’s accounts receivable includes amounts earned and recognized as revenues of US$2,371 and US$2,057, respectively but not yet billed (unbilled receivables). Management expects all unbilled receivables to be billed and collected within 12 months of the balance sheet date.
The following table presents the movement of the allowance for doubtful accounts:

	As of December 31,
	2009	2008
		(Restated)
Beginning allowance for doubtful accounts	$712	$—
Effect of foreign currency translation	2	9
Additions charged to bad debt expense	1,611	703

Ending allowance for doubtful accounts	$2,325	$712

7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2009	2008
		(Restated)
Prepaid rent	$1,939	$695
Other prepaid expenses	1,060	3,643
Rental deposits and other receivables	1,657	1,225

Total prepaid expenses and other current assets	$4,656	$5,563

8. Property and equipment, net
Property and equipment, net consist of the following:

	As of December 31,
	2009	2008
		(Restated)
Leasehold improvements	$94	$94
Advertising display equipment	1,410	4,057
Furniture, fixtures and office equipment	54	443
Motor vehicles	597	542

Total cost of property and equipment	2,155	5,136
Less: accumulated depreciation and amortization	(750)	(1,062)

Property and equipment, net	1,405	4,074
Less: impairment loss	—	(2,135)

Property and equipment, net of impairment	$1,405	$1,939

Depreciation and amortization of property and equipment were allocated to the following categories of cost and expenses:

	Year Ended December 31,
	2009	2008
		(Restated)
Cost of revenues	$233	$950
General and administrative expenses	166	318

Total depreciation and amortization	$399	$1,268

In fourth quarter of 2008, the Group determined that a substantial portion of equipment for billboard displays related to the Shanghai Bund project may not be effectively utilized in the future due to the decision to halt marketing plans due to the unfavorable economic environment and concession site reconstruction. As a result, the Group recorded a $2,135 impairment loss related to the Shanghai Bund project in the year ended December 31, 2008.

9. Goodwill and other intangible assets
The changes in carrying amount of goodwill for the years ended December 31, 2009 and 2008 (Restated) are as follows:

			Xinshi		Wanshuiz	Shenyang		Shengshi		Wenzhou	Wuxi	HK
	Sige	Jincheng	chuang	Kaixiang	hiyuan	Jingli	Haiya	tongda	Botang	Rigao	Ruizhong	Ad-Icon	Total
Balance as of January 1, 2008	$1,045	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$1,045
Goodwill acquired during the year	—	1,071	968	—	—	—	—	—	—	—	—	—	2,039
Goodwill recorded as a result of contingent consideration resolved	—	—	—	5,682	7,430	9,785	—	—	—	—	—	—	22,897
Impairment of goodwill	(1,045)	(1,071)	(968)	—	(1,627)	(8,315)	—	—	—	—	—	—	(13,026)
Translation adjustment		—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2008	—	—	—	5,682	5,803	1,470	—	—	—	—	—	—	12,955
Goodwill recorded as a result of contingent consideration resolved	—	—	—	6,628	2,207	2,482	5,988	116	23,699	4,904	1,354	1,294	48,672
Impairment of goodwill	—	—	—	—	(2,397)	(1,640)	(2,130)	—	(9,582)	—	—	—	(15,749)
Translation adjustment	—	—	—	6	6	1	—	—	—	—	—	—	13

Balance as of December 31, 2009	$0	$0	$0	$12,316	$5,619	$2,313	$3,858	$116	$14,117	$4,904	$1,354	$1,294	$45,891

The gross amount and accumulated impairment losses of goodwill as of December 31, 2009 and 2008 (Restated) are as follows:

			Xinshi		Wanshuiz	Shenyang		Shengshi		Wenzhou	Wuxi	HK
	Sige	Jincheng	chuang	Kaixiang	hiyuan	Jingli	Haiya	tongda	Botang	Rigao	Ruizhong	Ad-Icon	Total
Goodwill, gross	$1,116	$1,071	$968	$5,682	$7,430	$9,785	$0	$0	$0	$0	$0	$0	$26,052
Accumulated impairment losses	(1,116)	(1,071)	(968)	—	(1,627)	(8,315)	—	—	—	—	—	—	(13,097)

Balance as of December 31, 2008	—	—	—	$5,682	$5,803	$1,470	—	—	—	—	—	—	$12,955
Goodwill, gross	$1,117	$1,072	$969	$12,316	$9,644	$12,276	$5,988	$116	$23,699	$4,904	$1,354	$1,294	$74,749
Accumulated impairment losses	(1,117)	(1,072)	(969)	—	(4,025)	(9,963)	(2,130)	—	(9,582)	—	—	—	(28,858)

Balance as of December 31, 2009	$0	$0	$0	$12,316	$5,619	$2,313	$3,858	$116	$14,117	$4,904	$1,354	$1,294	$45,891

Management performs a goodwill impairment test for each of its reporting units as of December 31 of each year or when circumstances change that would more likely than not that the carrying amount of goodwill may be impaired. As a result of impairment tests, the Group recorded a goodwill impairment loss of $15,749 and $13,026 for the years ended on December 31, 2009 and 2008 (Restated), respectively.

Goodwill impairment in 2008 (Restated)
In the fourth quarter of 2008, the Group began to face mounting uncertainties about the future demand for its services by major advertisers. Such uncertainty and the deteriorating macro economic situation prompted the Group to undertake an impairment test for each reporting units using income approach valuation methods. The impairment test resulted in a goodwill impairment loss of $3,084 for Jincheng, Sige and Xinshichuang in the poster-frame reporting unit and $9,942 for Wanshui and Shenyang Jingli in the traditional billboard advertising services reporting unit, as the valuation analysis indicated that the fair value of the reporting units were less than the carrying value. The results of the first step of our annual impairment test indicated that the fair value of our other reporting units substantially exceeded its carry amount and therefore, the other reporting units were not subject to the second step of the impairment test.
Goodwill impairment in 2009
During 2009, the Group settled contingent purchase consideration of $48,672 and these amounts were recorded as additional goodwill. The Group performed its annual impairment test at the end of the year, which indicated that the carrying amount exceeded the fair value by a significant margin. The impairment test resulted in an additional goodwill impairment loss of $4,037, for Wanshui and Shenyang Jingli, $9,582 for Botang and $2,130 for Haiya, as the valuation analysis indicated that the fair values of the reporting units were less than the carrying value.
The Group applied the income approach to estimate the fair value of its reporting units for goodwill impairment tests. The key assumptions used in this approach, which requires significant management judgment, include business assumptions, growth rate, terminal value, discount rate, and tax amortization benefit.
Intangible assets other than goodwill consist of the following:

	Weighted average	As of December 31,
	amortization period	2009	2008
			(Restated)
Gross amount
Customer relationship	0.5-3 years	$2,343	$2,402
Lease agreements	1-4 years	4,849	5,043

		7,192	7,445

Accumulated amortization
Customer relationship		(2,135)	(1,560)
Lease agreements		(2,854)	(1,673)

		(4,989)	(3,233)

Accumulated impairment
Customer relationship		(15)	(15)
Lease agreements		(912)	(911)

		(927)	(926)

Net intangible assets		$1,276	$3,286

For the year ended December 31, 2008, the Group recorded an impairment loss on its intangible assets in the amount of $927 associated with its transit business mainly due to a cancellation of major subway concession contracts which were acquired at acquisition. There was no impairment loss for the year ended December 31, 2009.

Amortization of intangible assets was allocated to the following categories of cost and expenses:

	Year Ended December 31,
	2009	2008
		(Restated)
Cost of revenues	$1,379	$1,542
Sales and marketing expenses	636	1,480

Total amortization expenses	$2,015	$3,022

Future expected amortization of intangible assets as of December 31, 2009 is as follows:

2010	$1,090
2011	186

$1,276

10. Accrued expenses and other payables
Accrued expenses and other payables consist of the following:

	As of December 31,
	2009	2008
		(Restated)
Accrued payroll and staff benefits	$2,559	$1,951
Accrued professional fee	2,852	2,262
Business tax and surcharges payable	7,074	4,164
Contingent liabilities (Note 20(c))	844	219
Accrued liabilities for abandonment of lease	597	48
Note warrant liability (Note 12)	156	—
Other accrued liabilities	1,816	1,933

Total accrued expenses and other payables	$15,898	$10,577

11. Short-term borrowings
Balances as of December 31, 2008
The Group’s short term borrowings of US$1,856 as of December 31, 2008 represent a short-term bank loan of US$36, unsecured promissory notes of US$1,700, and an unsecured loan of US$120.
The short-term bank loan of US$36 is guaranteed by management personnel of a subsidiary, bears interest at HIBOR minus 1%, has maturity through April 2009 and does not contain any financial covenants.
On August 29, 2008, the Company issued promissory notes to a third party investor and an existing Series A preferred shareholder for cash of US$700 and US$1,000, respectively (“First Interim Notes”). The First Interim Notes are unsecured and bear interest at 15% per annum. On March 27, 2009, the maturity date of the First Interim Notes was extended to October 30, 2009.
On December 19, 2008, the Company obtained a short-term loan of US$120 from a third party lender. This loan has a maturity date at the earlier of (i) the closing of a reverse recapitalization transaction with a Special Purpose Acquisition Company pursuant to an agreement and plan of merger, conversion and share exchange agreement entered into on March 31, 2009; and (ii) December 17, 2009, is unsecured and bears interest at 15% per annum.

Balances as of December 31, 2009
The Group’s short term borrowing of US$654 as of December 31, 2009 represents two short-term bank loans of US$542 and US$112. The short-term loan of US$542 bears interest at 5.841% per annum and matures on April 15, 2010. The loan of US$112 is guaranteed by the property of ex-owner and bears interest at 14.2308% per annum and matures on September, 2010. On October 30, 2009, the Group repaid the principal and its interests as of US$1,856.
The weighted averaged interest rates on short-term obligations outstanding are 12.0% and 12.3% for the years ended December 31, 2009 and 2008, respectively.
12. Promissory notes issued by SearchMedia International prior to the reverse acquisition
During 2008 and 2009, SearchMedia International issued convertible promissory notes and note warrants to investors prior to the reverse acquisition. All these notes and warrants were either repaid or converted into SearchMedia Holdings’ common stocks or warrants upon the reverse acquisition.
(a) Convertible promissory notes and note warrants
On March 17, 2008, SearchMedia International issued convertible promissory notes (the “Notes”) to two investors (one being an existing Series A preferred shareholder) for total cash consideration of US$12,000. The Notes bore interest at 12% per annum and matured on September 17, 2008. The investors of the Notes had the right to convert the principal amount of the Notes plus any accrued and unpaid interest into Searchmedia International’s equity securities issued and sold before maturity (the “Next Equity Financing”) at a conversion price equal to 80% of the Next Equity Financing issue price.
Searchmedia International also granted the Notes investors warrants to purchase Searchmedia International’s equity securities issued at the Next Equity Financing at an exercise price of 80% of the Next Equity Financing issue price (“Note Warrants”). The Note Warrants had an exercise period of three years commencing March 17, 2008. The number of shares issuable under the Note Warrants is equal to (a) 25% of the original principal amount of the Notes (“Warrant Coverage”), or US$3,000, divided by (b) 80% of the actual purchase price per share of the Next Equity Financing. Since Series C redeemable convertible preferred shares, with an issuance price of US$2.63 per share (see note 13), were the Next Equity Financing, the purchase price used to determine the number of shares issuable under the Note Warrants has been determined to be US$2.104 per share.
The gross proceeds from the issuance the Notes of US$12,000 were allocated to the fair value of Note Warrants of US$997 and convertible note of US$11,003 respectively, which was presented within accrued expenses and other payables. The Note Warrants were determined to be a liability at inception pursuant to ASC Topic 480, “Distinguishing Liabilities from Equity” (formerly SFAS 150) because it embodies a conditional obligation that requires the issuer to settle the obligation by transferring a number of its ordinary shares if the holder exercises the Note Warrants and at inception the obligation has a monetary value that is based solely on variations inversely related to changes in the fair value of the issuer’s equity shares. Total issuance costs of US$349 were initially recognized as a separate asset in the consolidated balance sheet. The discount on convertible notes of US$997 and the Notes issuance costs of US$349 was amortized to interest expense using the effective interest rate method.
Management determined that there was no embedded beneficial conversion feature attributable to the Notes at the commitment date since US$2.104 per share, the effective conversion price of the Notes, was greater than the estimated average fair value of Searchmedia International’s equity shares, which was US$0.093 as of the commitment date of the Notes. On May 30, 2008, upon issuance of Series C preferred shares, the number of issuable shares under the Note Warrants and the exercise price were fixed, therefore the Note Warrants amounting to US$997 were reclassified from liability to additional paid-in capital.

For the year ended December 31, 2008, the amortization of discount on the Note Warrant was US$997, the interest on the Notes was US$720, and the amortization of issuance costs was US$349, all of which were included in interest expense. The Note Warrant was recorded at its fair value of US$818 as of January 1, 2009, with the change in retained earnings of US$179 as of January 1, 2009 under EITF 07-5 and we charge the note warrant from equity warrant to liability warrant at that date (see note 14).
On September 17, 2008, one of the Notes investors converted its Notes with principal sum of US$2,000 and related accrued interest of US$120 into 1,042,995 Series C redeemable convertible preferred shares at a conversion price of US$2.104 per share. On the same date, the other Notes investor cancelled the Notes with principal sum of US$10,000 plus accrued interest of US$600 and all the related conversion right in exchange for a promissory note (the “Promissory Note”) with principal sum of US$15,000. The Promissory Note did not have a conversion right, bore interest at 12% per annum and matured on December 17, 2008. A loss on extinguishment of the Notes of US$4,400 was recognized in the consolidated statement of income for the year ended December 31, 2008.
The principal amount and accrued interest of the Promissory Note was not repaid as of December 17, 2008 and the terms of the Promissory Note were amended through a series of agreements between the Promissory Note investor and Searchmedia International. As of December 31, 2008, the interest rate of the Promissory Note remained at 12% per annum and the expiration date of the Note Warrants was extended to December 17, 2013. In connection with the issuance of the Promissory Note, Searchmedia International agreed to pledge all of its equity interests (“Collateral”) in Jieli Consulting, Jieli Network and Ad-Icon (collectively as “Guarantors”) to guarantee the Company’s obligations owed to the Promissory Note investor.
On March 12, 2009, the Promissory Note remained unpaid and the Promissory Note investor agreed with Searchmedia International (subject to certain conditions as discussed below) to extend the maturity date of the Promissory Note to a New Maturity Date which is defined as the earlier of (i) the closing of a new equity financing by Searchmedia International; (ii) the closing of a reverse recapitalization transaction with a Special Purpose Acquisition Company pursuant to a plan of merger, conversion and share exchange agreement (the “Share Exchange Agreement”); and (iii) the termination of the Share Exchange Agreement. Further, the effective date for the increase in Warrant Coverage by US$750 for each month that the Promissory Note remains outstanding, pro-rated by reference to the principal sum of the Promissory Note then outstanding after any partial repayment in proportion to the principal sum of the Promissory Note of US$15,000, is postponed to the New Maturity Date while the interest rate of the Promissory Note shall remain at 12% per annum until the New Maturity Date after which the interest rate of 20% per annum shall take effect.
In addition, the terms of the Note Warrants were amended such that (i) the Next Equity Financing shall also include the closing of an acquisition or merger of the Searchmedia International; (ii) equity securities shall also include securities of the acquiring person in an acquisition; and (iii) the exercise price per share shall be equal to 80% of the price per share (on an as-if-converted basis) paid by the investors or the acquiring person. The Note Warrants shall be converted into a warrant to purchase ordinary shares of the Special Purpose Acquisition Company’s successor pursuant to the Share Exchange Agreement. On March 28, 2009, Searchmedia International’s shareholders and board of directors resolved to amend the exercise price of Note Warrants from US$2.104 per share to US$0.44 per share as a result of the re-pricing of Series C redeemable convertible preferred shares (see note 13(c)).
As discussed in Note 1, the reverse acquisition was closed on October 30, 2009, and US$10,000 of the outstanding Promissory Note was settled by issuance of 1,268,795 ordinary shares of SearchMedia Holdings and the remaining outstanding balance of US$5,000 and all accrued and unpaid interest on the principal was paid in cash before December 31, 2009. As the fair value of equity per share after the merge date October 30, 2009 was US$3.987, the gain resulting from extinguishment of the Promissory Note of US$10,000 was US$4,940 which had been recorded in gain on extinguishment of notes in the consolidated statement of operations in 2009. The associated Note Warrants were also converted into 476,273 shares of SearchMedia Holdings’ warrants.

(b) Second Short-term Loan and Warrants
On March 19, 2009, SearchMedia International issued Second Short-term Loan to a third party investor, an existing Series A preferred shareholder and certain management personnel of Searchmedia International for cash of US$1,750, US$1,500 and US$250, respectively (“Second Loan”). The Second Loan would mature at the earlier of (i) the closing of a new equity financing by Searchmedia International; (ii) the closing of a reverse recapitalization transaction with a Special Purpose Acquisition Company pursuant to the Share Exchange Agreement; and (iii) March 31, 2009, but only in the event that the Share Exchange Agreement is not executed as of such date. The Second Loan bear interest at 12% per annum until its maturity date after which the interest rate of 20% per annum shall take effect. In connection with the Second Loan, Searchmedia International, the Promissory Note investor and the Guarantors mutually agreed to extend the Collateral to guarantee Searchmedia International’s obligations owed to the Second Loan investors. On March 19, 2009, Searchmedia International granted to certain investors of the Second Loan warrants (“Second Loan Warrants”) to purchase 1,160,000 ordinary shares of Searchmedia International at an exercise price of US$0.0001 per share. The Second Loan Warrants are exercisable from the issuance date to May 30, 2011.
As discussed in Note 1, the reverse acquisition was closed on October 30, 2009, and the principal amount outstanding under the Second Loan was settled by issuance of 444,079 ordinary shares of SearchMedia Holdings, and the Second Loan Warrants were exchanged into 78,343 warrant shares of SearchMedia Holdings. As the fair value of equity per share after the merge date October 30, 2009 is US$3.987, the gain resulting from extinguishment of the Second Loan was US$1,729 which had been recorded in gain on extinguishment of notes in the consolidated statement of operations in 2009. An additional 428,219 warrant shares were issued to these holders.
13. Convertible Preferred Shares issued by SearchMedia International prior to the reverse acquisition
During 2008 and 2009, SearchMedia International issued convertible preferred shares to investors prior to the reverse acquisition. All these convertible preferred shares were converted into SearchMedia Holdings’ common stocks upon the reverse acquisition.
(a) Series A Convertible Preferred Shares and Warrants
In June 2007, SearchMedia International issued 10,000,000 Series A convertible preferred shares, with a par value of US$0.0001 per share, and warrants to purchase 10,000,000 additional Series A convertible preferred shares at an exercise price of US$0.10 per share (“Series A Warrants”) to a third party investor for total cash consideration of US$1,000. The holders of Series A convertible preferred shares have no redemption right other than in liquidation.
The gross proceeds of US$1,000 were allocated to Series A convertible preferred shares and Series A Warrants on a relative fair value basis. The estimated fair values of the Series A convertible preferred shares and Series A Warrants were determined to be US$818 and US$219, respectively. Accordingly, the Series A convertible preferred shares are recorded at US$789 and classified within shareholders’ equity and the Series A Warrants are recorded in additional paid-in capital at US$211. Total direct incremental costs of issuing the securities amounting to US$85 were charged proportionally against the allocated amounts of Series A convertible preferred shares (US$67) and Series A Warrants (US$18) respectively.
SearchMedia International determined that there was no embedded beneficial conversion feature attributable to the Series A convertible preferred shares at the commitment date since US$0.0789, the effective conversion price of the Series A convertible preferred shares, was greater than the estimated fair value of SearchMedia International’s ordinary shares, which was US$0.0302 as of the commitment date.
The estimated fair values of the Series A convertible preferred shares and the ordinary shares of SearchMedia International at the commitment date was determined by management with reference to valuation performed on a retrospective basis by an independent valuation firm which calculated SearchMedia International’s equity value by using the discounted cash flow method. This method eliminates the variation in time value of money by using a discount rate to reflect all business risks including intrinsic and extrinsic uncertainties in relation to the business. In considering the appropriate discount rate to be applied, SearchMedia International has taken into account a number of factors including the current cost of finance and the risk inherent in the business. The estimated fair value of the Series A Warrants is estimated using the Black-Scholes Options Pricing Model.

As discussed in Note 1, the reverse acquisition was closed on October 30, 2009, and the Series A convertible preferred shares were converted into 675,374 ordinary shares of SearchMedia Holdings. The associated Note Warrants were also exchanged into 675,374 shares of SearchMedia Holdings’ warrants.
(b) Series B Redeemable Convertible Preferred Shares and Warrants
In August 2007, SearchMedia International issued 36,363,635 Series B redeemable convertible preferred shares with a par value of US$0.0001 per share, and warrants to purchase 5,000,000 ordinary shares of SearchMedia International at an exercise price of US$0.55 per share (“Series B Warrants”) to two investors (one being an existing holder of Series A convertible preferred shares) for total cash consideration of US$20,000. The holders of Series B redeemable convertible preferred shares have redemption rights to request SearchMedia International to redeem the preferred shares either on February 16, 2010 or May 16, 2011. In addition, SearchMedia International shall redeem all outstanding Series B redeemable convertible preferred shares at the Series B redeemable convertible preferred share redemption price (the “Redemption Price”) on August 16, 2012 (“Mandatory Redemption Date”), if a Qualified IPO has not occurred before Mandatory Redemption Date. Subject to certain anti-dilution provisions as provided in SearchMedia International’s articles of association, the Redemption Price shall be equal to the total of (i) any declared but unpaid dividend; (ii) 1.2 times of the Series B redeemable convertible preferred share purchase price; and (iii) interest of 15% compound annually.
The gross proceeds of US$20,000 were allocated to the Series B redeemable convertible preferred shares and Series B Warrants on a relative fair value basis. The estimated fair values of the Series B redeemable convertible preferred shares and Series B Warrants were determined to be US$19,848 and US$426 respectively. Accordingly, the Series B redeemable convertible preferred shares are recorded at US$19,580 and the Series B Warrants are recorded in additional paid-in capital at US$420. The Series B redeemable convertible preferred shares have not been classified within shareholders’ equity since they are redeemable. Total direct incremental costs of issuing the securities amounting to US$1,526 were charged proportionally against the allocated amounts of Series B redeemable convertible preferred shares (US$1,494) and Series B Warrants (US$32) respectively. The accretion to redemption value of US$32,364 (which represents the number of Series B redeemable convertible preferred shares multiplied by the Redemption Price) is accreted to February 16, 2010, which is the earliest date that the preferred shares could be redeemed. The accretion to redemption value amounted to US$5,172 for the year ended December 31, 2008 and was charged against retained earnings and additional paid-in capital for US$4,758 and US$414 respectively.
On March 28, 2009, SearchMedia International repurchased 2,727,272 Series B redeemable convertible preferred shares from one existing holder at par value US$0.0001 per share and issued the same number of shares of Series C redeemable convertible preferred shares with a par value of US$0.0001 per share. At the same date, SearchMedia International’s shareholders and board of directors resolved to amend the effective conversion price of the Series C redeemable convertible preferred shares from US$2.63 per share to US$0.55 per share. The effective conversion price of the 2,727,272 Series C redeemable convertible preferred shares applied the new price of US$0.55 per share. The redemption value of Series B redeemable convertible preferred shares was changed to US$29,937 after we repurchased 2,727,272 Series B redeemable convertible preferred shares.
On September 22, 2009, SearchMedia International repurchased 1,485,666 ordinary shares from three shareholders, 973,500 Series B redeemable convertible preferred shares and 540,834 Series C redeemable convertible preferred shares by issuance of stock awards to management and employees of SearchMedia International. The redemption value of Series B redeemable convertible preferred shares was changed to US$29,071.
The total accretion to redemption value up to and before the merge date was US$3,525 which was charged against retained earnings.

Management determined that there was no embedded beneficial conversion feature attributable to the Series B redeemable convertible preferred shares at the commitment date since US$0.55, the effective conversion price of the Series B redeemable convertible preferred shares, was greater than the estimated fair value of SearchMedia International’s ordinary shares, which was US$0.2941 as of the commitment date.
The estimated fair values of the Series B redeemable convertible preferred shares and the ordinary shares of SearchMedia International at the commitment date was determined by management with reference to valuation performed on a retrospective basis by an independent valuation firm which calculated SearchMedia International’s equity value by using the discounted cash flow method. This method eliminates the variation in time value of money by using a discount rate to reflect all business risks including intrinsic and extrinsic uncertainties in relation to the business. In considering the appropriate discount rate to be applied, SearchMedia International has taken into account a number of factors including the current cost of finance and the risk inherent in the business. The estimated fair value of the Series B Warrants is estimated using the Black-Scholes Options Pricing Model.
As discussed in Note 1, the reverse acquisition was closed on October 30, 2009, and the Series B convertible preferred shares were converted into 2,205,549 ordinary shares of SearchMedia Holdings. The associated Note Warrants were also exchanged into 289,196 shares of SearchMedia Holdings’ warrants.
(c) Series C Redeemable Convertible Preferred Shares
On May 30, 2008, SearchMedia International issued a total of 3,802,281 Series C redeemable convertible preferred shares (“Series C Shares”) with a par value of US$0.0001 per share to two third party investors for total cash consideration of US$10,000. Total direct incremental costs of issuing the securities amounting to US$837 were charged against the Series C Shares proceeds. The holders of Series C Shares have redemption rights to request SearchMedia International to redeem the preferred shares within 30 days after the date falling eighteen months after the Series C Shares original issue date (that is, November 30, 2009); and on or after the date falling twenty-four months after the Series C Shares original issue date (that is May 30, 2010). In addition, the holders of Series C shares may redeem all outstanding Series C Shares at the Series C Shares redemption price upon the occurrence of an accelerated redemption triggering event such as a change-of-control; de-listing of SearchMedia International’s shares following a qualified IPO; breach of representations, warranties, or covenants having a material impact on SearchMedia International’s value; or breach of SearchMedia International’s debt obligations or other material contracts or obligations. Subject to certain anti-dilution provisions as provided in SearchMedia International’s articles of association, the redemption price will be equal to the total of (i) any declared but unpaid dividend; (ii) the adjusted Series C redeemable convertible preferred share purchase price; and (iii) interest of 25% compound annually.
On September 17, 2008, one of the Notes investors converted its convertible notes with principal sum of US$2,000 and related accrued interest of US$120 into 1,042,995 shares of Series C redeemable convertible preferred shares at a conversion price of US$2.104 per share with the same effective conversion price US$2.63 per share.
As the earliest determinable redemption date that the redemption amount is fixed and determinable on November 30, 2009, the accretion to the redemption value amounted to US$1,949 (the original Series C and the transferred convertible note) for the year ended December 31, 2008 and was charged available retained earnings.
Management determined that there was no embedded beneficial conversion feature attributable to the Series C Shares at the commitment date since US$2.63 per share, the effective conversion price of the Series C Shares, was greater than the estimated fair value of SearchMedia International’s ordinary shares, which was US$0.149 as of the commitment date of the Series C Shares.
The estimated fair value of the underlying preferred shares and ordinary shares at the commitment date was determined by management with reference to valuation performed on a retrospective basis by an independent valuation firm which calculated SearchMedia International’s equity value using the discounted cash flow method. This method eliminates the variation in time value of money by using a discount rate to reflect all business risks including intrinsic and extrinsic uncertainties in relation to the business. In considering the appropriate discount rate to be applied, SearchMedia International has taken into account a number of factors including the current cost of finance and the risk inherent in the business.

On March 28, 2009, in contemplation of entering into a reverse recapitalization transaction with a Special Purpose Acquisition Company, SearchMedia International’s shareholders and board of directors resolved to amend the effective conversion price of the Series C redeemable convertible preferred shares from US$2.63 per share to US$0.55 per share. The re-pricing was necessary for the holders of the Series C redeemable convertible preferred shares, which carry certain anti-dilution provisions and preferred liquidation rights, to support the contemplated transaction. As a result of the amendment of the effective conversion price of Series C redeemable convertible preferred shares, SearchMedia International issued additional 18,323,955 Series C redeemable convertible preferred shares to the existing holders of Series C redeemable convertible preferred shares. The change in conversion price does not have any impact on the consolidated financial statements since the new conversion price remains higher than the fair value of SearchMedia International’s ordinary shares as of the commitment date of the Series C redeemable convertible preferred shares. On the same date, SearchMedia International repurchased 2,727,272 Series B of one existing holder at par value US$0.0001 per share and issued the same amount shares of Series C redeemable convertible preferred shares with a par value of US$0.0001 per share (See note 13(b)). The effective conversion price of the 2,727,272 shares applied the new price of US$0.55 per share, with redemption value of US$1,741.
On September 22, 2009, SearchMedia International repurchased 1,485,666 ordinary shares from three shareholders, 973,500 Series B redeemable convertible preferred shares and 540,834 Series C redeemable convertible preferred shares by issuance of stock awards to management and employees of SearchMedia International. The redemption value changed from original US$13,975 to US$17,287. The accretion to redemption value amounted to US$3,058 for the period from January 1, 2009 through October 30, 2009 was charged against retained earnings.
As discussed in Note 1, the reverse acquisition was closed on October 30, 2009, and the Series C convertible preferred shares were converted into 1,712,874 ordinary shares of SearchMedia Holdings.
14. Common shares and warrants
     Common shares
In connection with the reverse capitalization, SearchMedia International’s shares have been restated retroactively to reflect the share exchange ratio as at the date of the Share Exchange in a manner similar to a stock consolidation. The number of ordinary shares outstanding is determined on the basis of SearchMedia International’s historical number of ordinary shares outstanding multiplied by the share exchange ratio established in the Share Exchange Agreement at 0.0675.
As of January 1, 2008, SearchMedia International has 2,169,269 ordinary shares issued and outstanding On June 23, 2009, Searchmedia International repurchased 79,579 ordinary shares from two shareholders by net off the shareholders’ loan due to Searchmedia International of $628. On September 22, 2009, three shareholders surrendered and returned 100,338 ordinary shares, 65,748 shares of Series B (See note 13(b)) and 36,526 shares of Series C (See note 13(c)) at no cost to Searchmedia International.
On October 30, 2009, upon closing of the reverse acquisition, the Series A, B, C Preferred shares were converted into a total of 4,593,797 SearchMedia Holdings’ ordinary shares. The New Notes of US$10,000 (See note 12) and the Second Interim Notes were converted into 1,268,795 and 444,079 ordinary shares, respectively.
As of December 31, 2009, the number of issued and outstanding common shares was 20,758,368, including 12,462,345 common shares resulting from the reverse acquisition of Ideation.

     Warrants
Searchmedia International has a total of 13,400,000 warrants outstanding prior to the reverse acquisition. Each warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $6.00 to $8.00 per share at any time commencing on the completion of a reverse acquisition. The warrants have a four years term and will expire in November 2011.
Upon completion of the reverse acquisition, the Company has 15,347,401 warrants outstanding, which includes 1,519,182 warrants issued to SearchMedia International shareholders or warrantholders in the reverse acquisition and 428,219 warrants issued to the note holder.
Prior to the exchange of the old warrants to new warrants, certain SearchMedia International warrants had anti-dilution provision to reset the exercise price when the issuances of ordinary shares at a price below their respective exercise prices. Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.
As a result of adopting EITF 07-5, 433,986 warrants, related to Series B and the Note Warrants, previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because of an anti-dilution provision to the warrant holders. As a result, the warrants were not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are converted into SearchMeida Holdings’ warrants which no longer have the anti-dilution provision on October 30, 2009.
As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance dates. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, US$520 to the beginning retained earnings and US$865 to recognize the fair value of such warrants. The Company recognized gains of US$520 directly charged to the opening retained earnings and gains of US$824 in the decrease in fair value of the liability warrant for the year ended December 31, 2009.
Each warrant issued to a SearchMedia International shareholder or warrantholder in the reverse acquisition and note holder entitles the registered holder to purchase one share of SearchMedia Holding’s common stock at a price ranging from $0.0001 to $8.14 per share, subject to adjustment, at any time. The exercise price and number of ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below their respective exercise prices. The warrants will expire three years from the date of issuance of such warrant.
As of December 31, 2009, there were 15,347,401 warrants for the common stock outstanding. There was no exercise of warrants during 2009 and 2008.
15. Share-based payments
Effective on January 1, 2008, the board of directors and shareholders of the SearchMedia International approved and adopted the 2008 Share Inventive Plan (the “Share Incentive Plan”) which provides for the granting of up to 1,796,492 share options and restricted share units to the eligible employees to subscribe for ordinary shares of SearchMedia International. The granted stock options and restricted share units were subsequently converted into SearchMedia Holdings’ stock options and restricted shares on October 30, 2009 pursuant to the Share Exchange Agreements.

(a) Share options
Details of stock options activity during the year ended December 31, 2009 and 2008 (Restated) was as follows:

		Weighted	Weighted
		average	average
		exercise	remaining
	Number of	price per	contractual	Aggregate
	options	share	term	fair value

Balance as of January 1, 2008	—
Granted during the year	8,840,000	$0.79		$432

Balance as of December 31, 2008	8,840,000
Granted	1,650,000	0.53		33
Forfeited	(4,215,000)	0.69		(149)

Balance as of October 30, 2009	6,275,000
Converted into IDI options	423,797	3.19		1,253
Granted	—
Forfeited	—

Balance as of December 31, 2009	423,797	3.19	8.18 years

Options exercisable at December 31, 2009	208,818	2.71	8.15 years
The Company determined the estimated grant-date fair value of share options based on the Binomial Tree option-pricing model using the following assumptions:

Options granted to employee:	2009	2008

Risk-free rate of return	3.43%	3.43%
Weighted average expected option life	10 years	10 years
Expected volatility rate	40.30%	63.30%
Dividend yield	0%	0%
The expected volatility in the table above was based on the weighted average volatility of several comparable U.S. listed companies in the advertising industry with operations in the PRC. Since the Company was a private company at the time the options were issued, the Company estimated the potential volatility of its ordinary share price by referring to the weighted average volatility of these comparable companies because management believes that the weighted average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s ordinary shares.
Because the Company’s share options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation model may not provide an accurate measure of the fair value of the Company’s share options. Although the fair value of share options is determined in accordance with ASC Topic 718, “Compensation—Stock Compensation” (formerly SFAS No. 123R), using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
The Company has accounted for these options in accordance with ASC Topic 718, “Compensation—Stock Compensation” (formerly SFAS No. 123R), by measuring compensation cost based on the grant-date fair value and recognizing the cost over the period during which an employee is required to provide service in exchange for the award.

The amount of compensation cost recognized for these share options was US$163 for the year ended December 31, 2008, of which US$3 and US$160 was allocated to sales and marketing expenses and general and administrative expenses, respectively.
The amount of compensation cost recognized for these share options was US$724 for the year ended December 31, 2009, of which US$83 and US$897 was allocated to sales and marketing expenses and general and administrative expenses, respectively. As of December 31, 2009, unrecognized share-based compensation cost in respect of granted share options amounted to US$388.
(b) Restricted share units
Details of restricted share unit activity during the years ended December 31, 2009 and 2008 (Restated) was as follows:

			Weighted
	Number of		average
	restricted	Grant-	remaining
	share units	date fair	contractual
	granted	value	term

Balance as of January 1, 2008	—
Granted during the year	3,867,000	$368
Forfeitures	—

Balance as of December 31, 2008	3,867,000
Granted	3,000,000	297
Forfeitures	—

Balance as of October 30, 2009	6,867,000
Converted into IDI restricted shares	463,779	1,572
Granted	—
Forfeitures	—

Balance as of December 31, 2009	463,779		8.92 years

Units vested as of December 31, 2009	217,417		8.28 years

In the first seven months of 2008 and October of 2009, the Company granted 3,867,000 and 3,000,000 restricted share units to certain senior management personnel of the Group under the Share Incentive Plan. The number of restricted share units to which each grantee will receive and the vesting of such units are contingent upon achievement of certain performance goals. The restricted share units contingently vest over a period of 30 months and have a contractual life of 10 years from the date of grant. In addition to the contingently vested restricted share units, in July 2008, the Company issued 1,200,000 restricted share units to certain senior management personnel of the Group, which vest 50% after the first year of service and ratably each month over the remaining 12-month period.
Since management believes achievement of the performance goals is probable, the Group recognized compensation cost (included in general and administrative expenses in the consolidated statements of operations) for these restricted share units of US$97 for the year ended December 31, 2008 and US$360 for the year ended December 31, 2009. The fair value of the restricted share units was estimated using the Asian option-pricing model and assumes that the performance goals will be achieved. If the performance goals are not met, no compensation cost is recognized and any recognized compensation cost will be reversed. The assumptions used in estimating the fair value of the restricted share units are the same as those related to valuation of share options set out in note 15(a).
As of December 31, 2009, unrecognized share-based compensation cost in respect of granted restricted share units amounted to US$609, which is expected to be recognized over a weighted average period of 17.2 months.

16. Statutory reserve
The Group’s PRC consolidated subsidiaries and VIEs are required under PRC laws to transfer at least 10% of their after tax profits as reported in their PRC statutory financial statements to a statutory surplus reserve. These entities are permitted to discontinue allocations to this reserve if the balance of such reserve has reached 50% of their respective registered capital. The transfer to this reserve must be made before distribution of dividends to equity shareholders. The statutory reserve is not available for distribution to the owners (except in liquidation) and may not be transferred in the form of loans, advances or cash dividends. For the years ended December 31, 2009 and 2008 (Restated), the Group’s PRC consolidated subsidiaries and VIEs made appropriations to the statutory reserve funds of US$36 and US$102, respectively. The accumulated balance of the statutory reserve funds maintained at these PRC consolidated subsidiaries and VIEs as of December 31, 2009 and 2008 (Restated) was US$162 and US$126, respectively.
17. Related party transactions and balances
(a) Related party transactions
In the ordinary course of business, the Group enters into certain transactions with its related parties. Management believes that these related party transactions were conducted at normal commercial terms. For the periods presented, material related party transactions are summarized as follows for the years ended December 31, 2009 and 2008 (Restated):

		Year Ended December 31,
	Note	2009	2008
			(Restated)
Revenue from provision of advertising services	(i )	$2,910	$3,242
Expenses for leases of advertising space	(ii)	$1,515	$540

Notes:

(i)	Represents amounts received / receivable from affiliated entities of senior management personnel of certain companies acquired by Jingli, for provision of advertising services to these entities. The transactions are conducted on terms comparable to the terms of similar transactions with third parties.

(ii)	Represents amounts paid / payable to affiliated entities of senior management personnel of certain companies acquired by Jingli, for leases of advertising spaces from these entities. The transactions are conducted on terms comparable to the terms of similar transactions with third parties.

(b) Amounts due from / to related parties are analyzed as follows:

		As of December 31,
	Note	2009	2008
			(Restated)
Customer payments collected on behalf of the Group	(i )	$2,018	$2,073

Receivables for provision of advertising services	(ii)	453	1,134

Advances to ex-owners of acquired companies	(iii)	369	51

Due from related parties		$2,840	$3,258

Operating expenses paid on behalf of the Group	(iv)	$195	$245

Payables for the lease of advertising space	(v )	151	352

Due to related parties		$346	$597

Note:

(i)	Represents customer payments collected by the Company’s shareholders and senior management personnel of Jingli’s acquired subsidiaries on behalf of the Group companies which had not been remitted to the Group companies as of the balance sheet date. During the year ended December 31, 2009 and 2008 (Restated), certain customers remitted cash to affiliated companies controlled by shareholders of the Company and senior management personnel of certain subsidiaries of the Company to settle the amounts they owed to the Group. The amounts received by the shareholders and the senior management personnel are repaid back to the Group on a periodic basis. The balance is expected to be repaid to the Group within 12 months.

(ii)	Represents amount receivable from affiliated companies of certain companies acquired by Jingli for advertising services provided by the Group to these entities as described in the note (i) above. These amounts are repayable in accordance with normal payment terms with other unrelated customers.

(iii)	Represents the advances made by the Group to ex-owners of certain companies acquired by Jingli. The amounts are interest free and are expected to be settled within 12 months from the balance sheet date and are secured by the contingent purchase price payable of certain companies acquired by Jingli to the previous owners of the acquired companies.

(iv)	Represents operating expenses paid by the senior management personnel of certain companies acquired by Jinglli on behalf of the Group. The amounts are interest free, unsecured and have no fixed terms of repayment.

(v)	Represents operating lease payments payable to affiliated companies of certain companies acquired by Jingli for leases of advertising space as described in note (ii) above. The amounts are repayable in accordance with normal payment terms with other unrelated advertising space suppliers.

18. Interest expense

	Year Ended December 31,
	2009	2008
		(Restated)

Bank loan interest	$27	$34
Convertible promissory notes interest	962	720
Interest on New Note, First Interim Notes and short-term loan from a third party lender	973	617
Amortization of convertible promissory notes issuance costs	—	349
Amortization of convertible promissory notes discount	—	997

Total interest expense	$1,962	$2,717

19. Income taxes
Cayman Islands
Under the current laws of the Cayman Islands, the Company is not subject to tax on its income or capital gains. In addition, upon any payment of dividends by the Company, no withholding tax is imposed.
Peoples’ Republic of China
The Company’s consolidated subsidiaries and VIEs in the PRC are governed by the income tax law of the PRC and file separate income tax returns.
On March 16, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the Corporate Income Tax Law of the PRC (“new tax law”) which became effective on January 1, 2008. According to the new tax law, the enterprise income tax rate for entities other than certain high-tech enterprises or small-scale enterprises that earn “small profit”, as defined in the new tax law, is 25%. The entities acquired by Jingli in 2008 are subject to PRC enterprise income tax at 25% on their assessable profits.
Under the new tax law and related implementation rules, a withholding tax is applied on the gross amount of dividends received by the Company from its PRC consolidated subsidiaries and VIEs after January 1, 2008; however undistributed earnings prior to January 1, 2008 are exempted from withholding tax. The implementation rules provide that the withholding tax rate is 10% or the applicable rate specified in a tax treaty. The Company has not provided for income taxes on accumulated earnings of its PRC subsidiaries as of December 31, 2008 since these earnings are intended to be reinvested indefinitely in the PRC. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.
Hong Kong
Ad-Icon and Great Talent are subject to Hong Kong profits tax at a tax rate of 16.5% on their assessable profits.

For the year ended December 31, 2009 and 2008 (Restated), substantially all of the Group’s income before income taxes is derived from the PRC. Income tax expense consists of the following:

	Year Ended December 31,
	2009	2008

Current tax
- PRC	3,460	3,549
- HK	34	72
Deferred tax
- PRC	808	(2,123)
- HK	17	(17)

Total income tax expense	4,319	1,481

The actual income tax expense reported in the consolidated statements of income differs from the expected income tax expense computed by applying the PRC statutory tax rate of 25% for the year ended December 31, 2009 and 2008 (Restated) respectively to income before income taxes as a result of the following:

	Year Ended December 31,
	2009	2008

Computed expected tax expense	(4,582)	(8,399)
Effect of differential tax rate on income of Ad-Icon	(26)	(29)
Effect of non-PRC entities not subject to income tax	1,748	2,616
Non-deductible expenses	5,267	4,429
Tax loss which no deferred tax asset was recognized	3,278	2,864
Tax loss that is expired	509	—
Income loss subject to tax	(1,875)	—

Actual income tax expense	4,319	1,481

Non-deductible expenses primarily represent goodwill impairment which is not deductible for tax purpose and entertainment expenses in excess of statutory limits for tax purpose.
The tax effects of the Group’s temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2009	2008

Deferred tax assets-current:
- Property and equipment	—	1,069
- Tax loss carried forwards of a subsidiary	23	46
- Allowance for doubtful accounts	430	157
- Accrued expenses	27	16

	480	1,288

Deferred tax liabilities — non-current:
Intangible assets	(316)	(808)

Net deferred tax assets	164	480

As of December 31, 2009, tax loss carryforwards of Jieli Consulting amounted to US$90, which will expire in the year ending December 31, 2012.

The realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied or utilized and the consideration of the scheduled reversal of deferred tax liabilities and any available tax planning strategies. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. All available evidence must be considered in the determination of whether sufficient future taxable income will exist since the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and tax loss carryforwards are utilized. Such evidence includes, but is not limited to, the financial performance of the entities, the market environment in which these entities operate and the length of relevant carryover periods. Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established against the deferred tax assets.
For the year ended December 31, 2009 and 2008 (Restated), the Group did not have unrecognized tax benefits, and it does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalties related to unrecognized tax benefits were accrued at the date of initial adoption of FIN 48 and as of December 31, 2009 and 2008 (Restated).
According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than USD15 (RMB 100). In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The tax returns of the Company’s consolidated subsidiaries and VIEs in the PRC for the tax years beginning in 2004 are subject to examination by the relevant tax authorities. The tax returns of the Company’s operating subsidiary in the HKSAR for the tax years beginning in 2002 are subject to examination by the relevant tax authorities.
20. Commitments and contingencies
(a) Operating lease commitments
The Group leases space primarily inside elevators, light boxes and billboards to display the content of its customers’ advertisements, and office premises under operating lease arrangements. These operating leases do not contain provisions for contingent rentals.
Rental expenses under operating leases were allocated to the following categories of cost and expenses:

	Year Ended December 31,
	2009	2008

Cost of revenues	$24,386	$25,576
General and administrative expenses	1,595	1,688

Total rental expenses	$25,981	$27,264

As of December 31, 2009, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year
2010	$14,033
2011	5,756
2012	3,196
2013	701
2014	181
Thereafter	11

$23,878

(b) Capital commitment
The Group has no material capital commitment as of December 31, 2009.
(c) Contingency
The Group is periodically involved in legal proceedings and has made full provision for operational claims of $844 and $219 as of December 31, 2009 and 2008, respectively. Some complaints received after 2009 were disclosed under Subsequent events.
21. Subsequent events
The Company evaluated all events and transactions after December 31, 2009 through the date these financial statements were issued and the material subsequent events were as follows:
During January 2010, the Company repurchased in aggregate, 1,738,500 warrants in the open market for total consideration of $3,808 under a Board authorized plan.
During second and third quarters of 2010, the Company amended the earnout agreements with the following subsidiaries: Kaixiang Advertising Co., Ltd, Wanshuizhiyuan Advertising Co., Ltd, Shanghai Haiya Advertising Co., Ltd, Shanghai Botang Advertising Co., Ltd, Wenzhou Rigao Advertising Co., Ltd., Wuxi Ruizhong Advertising Co., Ltd and Shenyang Jingli Advertising Co., Ltd. The amended earnout agreements provide for the extension of the time period by one to more than two years for required cash and stock payments. The amended earnout agreements also provided for the extension of the employment agreements of certain key members of management of these subsidiaries.
On April 22, 2010, the Company received a notice from the NYSE Amex LLC (“Amex”), indicating that it was not in compliance with Amex’s continued listing criteria because the Company did not timely file its Annual Report on Form 10-K for the year ended December 31, 2009. On May 5, 2010, the Company submitted to Amex an initial Plan of Compliance, setting forth actions the Company had taken and would take to bring the Company into compliance. On May 25, 2010, the Company received a notice from Amex, indicating that it was not in compliance with Amex’s continued listing criteria because the Company did not timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2010. On June 8, 2010, the Company submitted to Amex a supplemental plan of compliance, setting forth actions the Company had taken and would take to bring the Company into compliance. Amex initial accepted the Company’s Plan of Compliance, as supplemented, on June 22, 2010 and has extended the deadline for compliance such that, at present, the Company’s filing of this Annual Report on Form 10-K on or before October 15, 2010 and the Company’s filing of its first quarter Form 10-Q on or before November 15, 2010 will bring the Company into compliance with the standards set forth in Amex delinquency notices. On October 13, 2010, the Company amended its Plan of Compliance and requested an additional extension to file the Form 10-K by October 29, 2010 and the 2010 first quarter Form 10-Q to December 15, 2010. These requests were approved by Amex on October 21, 2010.
On June 26, 2010, the Company completed its acquisition of Zhejiang Continental Advertising Co., Ltd. (“Continental”) in a combination cash and stock transaction. The stock component of the transaction is expected to be paid in 2012, based on Continental’s 2011 financial performance and the Company’s 2012 stock price.
Subsequent to December 31, 2009, the Group has been involved in various legal proceedings for operational claims, the Group is still evaluating the impact of these case since most all still in process and the outcome of which cannot be determined. Included in these proceedings are the following:
•	A complaint was filed on June 23, 2010 by an ex-owner of Xinshichuang claimed for unpaid acquisition considerations and other expenses of approximately $1.3 million. The Company has vigorously contested such claim and we believe such claim does not have merit.
•	A shareholder complaint was filed on September 13, 2010 by Sid Murdeshwar against the Company and each of the Company’s directors (the “Individual Defendants”) as a purported class action on behalf of the Company’s shareholders in the United States District Court for the Central District of California. The case was filed under the caption Sid Murdeshwar, Individually and on Behalf of All Others Similarly Situated, Plaintiff v. SearchMedia Holdings Limited f/k/a Ideation Acquisition Corp., Robert N. Fried, Phillip Frost, Rao Uppaluri, Steven D. Rubin, Glenn Halpryn, Thomas E. Beier, David H. Moskowitz, Shawn Gold,

Garbo Lee, Paul Conway, Qinying Liu, Earl Yen, and Jennifer Huang, Defendants. The complaint alleges, among other things, that the Company’s directors violated the federal securities laws by making false and misleading statements regarding Ideation’s acquisition of the target company, SearchMedia International and by overstating SearchMedia International’s financial results. The complaint further alleges that the Individual Defendants are liable for the alleged misrepresentations as controlling persons. The complaint seeks certification of a class of the Company’s shareholders who purchased or otherwise acquired SearchMedia Holdings securities between April 1, 2009 to April 20, 2010, an award of compensatory damages, an award of reasonable fees and costs incurred in this action, and such other relief as the Court deems just and proper.
During 2010, 545,000 options and 100,000 restricted shares were granted to senior executives of the Company with the options vest one-third annually over a three year period and the shares of restricted stock vest on the third year anniversary of the date of grant. A total of 225,000 options were also granted to Board members with vesting one year from the date of grant.
In August 2010, subject to stockholder approval, the Board approved an increase of the number of authorized shares to be awarded under 2008 Plan from 1,796,492 shares to 3,000,000 shares which may be granted to designated employees, directors and consultants of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.(T) CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by a registrant in reports filed or furnished under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to the registrant’s management, including its principal executive officer and principal officer, as appropriate, to allow for timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. As described below, under “Management’s Report on Internal Control Over Financial Reporting,” material weaknesses were identified in our internal control over financial reporting as of December 31, 2009. Based on the evaluation described above, our principal executive officer and principal financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and (2) that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency in internal control over financial reporting, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In

assessing the effectiveness of our internal control over financial reporting as of December 31, 2009, management identified material weaknesses in internal control over financial reporting relating to the following:
•	Revenue recognition and accounts receivable;

•	Disclosure, approval, and documentation of transactions among entities related to prior owners of acquired subsidiaries (which we refer to as “related entity transactions”);

•	Proper documentation of transactions;

•	Recording of various erroneous transactions by certain employees;

•	Recording of certain assets and other accounting irregularities related to acquisitions;

•	Procedures related to diligence and approval of transactions; and

•	Confirmation of payments related to acquisitions.
As a result of this analysis, we identified an overstatement of approximately $47.0 million in SearchMedia International’s previously reported revenue for the year ended December 31, 2008. On a restated basis, our net loss was $35.1 million in 2008. Restated total assets were $49.7 million in 2008.
As a result of the material weaknesses described above, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established by COSO.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
However, based on the recommendations of our Chief Financial Officer, the Audit Committee of our Board has approved and adopted the following remediation plan to address the material weaknesses in our internal control over financial reporting described above under “Management’s Report on Internal Control Over Financial Reporting”:
1.	Improvement of Accounting Systems
•	The Company has appointed a new Chief Financial Officer, and will hire more qualified accountants at its corporate offices and subsidiary locations.

•	The Company will identify key control points for continuous monitoring of and design effective controls for each business cycle, particularly with regard to revenues/accounts receivable and expenses/accounts payable.

•	The Company is updating an accounting systems user manual and providing training to all relevant employees.

•	The Company will implement a single accounting software across the group, which will include electronic ledgers at all subsidiary locations.

•	The Company is undertaking a review of group accounting systems and business processes and identifying financial information needs for internal and external purposes. That review is in conjunction with the implementation of applicable SOX documentation and compliance at year ending December 31, 2010.

•	The Company is reviewing current accounting guidelines and policies across the group and undertaking additional training of accounting staff at its corporate office and at subsidiary locations.

•	The Company will implement a standardized Chart of Account across the group, which will assist with identifying the nature of transactions to improve accuracy and efficiency of financial information.

•	The Company has formalized the closing schedule and policies to comply with appropriate timing of financial reporting obligations.
2.	Retention of detailed records in relation to fungible financial instruments.

3.	Training on United States financial reporting requirements for management and accounting staff.
•	The Company is working with legal counsel and external consultants to develop a complete set of written compliance policies and provide regular tailored training to relevant senior management on following issues:
o	Fiduciary duties of officers and directors;

o	Foreign Corrupt Practices Act risks;

o	Insider trading (adopted December 2009; communicated March 2010);

o	Code of Business Ethics and Conduct (adopted and communicated March 2010);

o	Sarbanes Oxley and importance of accurate financial statements with focus on China-related accounting risks;

o	Third party whistleblower (established during 2010).
4.	Systemization of relationships with suppliers and customers.
•	The Company will improve repository of documentation to support supplier and client contracts and undertake the following:
o	Centralize and maintain a database of clients and vendors by upgrading current server;

o	Strengthen contract review and authorization processes;

o	Revise internal contracts review and authorization policy (implemented March 2010);

o	Implementation of a policy and guidelines for barter transactions, including documentation of barter transactions and system to record utilization of bartered assets;

o	Implementation of checklists of documentation that must be provided and filed for each material contract;

o	Strengthen advertising monitoring reports system and obtain client’s feedback;

o	Continue regular updating of business intelligence on counterparties.
•	The Company will improve management of sales contracts and accounts receivable by implementing the following measures:
o	Update accounts receivable credit policy and conduct regular bad debt reviews and evaluation of provisions;

o	Improve and ensure effective implementation of aging analysis and collection reports;

o	Link customer management and accounts receivables to sales commission policy;

o	The Company is considering commissioning selective periodic independent confirmations to confirm that advertisements have been placed in accordance with agreements, particularly in connection with high value sales where the client is not an 4A company.
•	The Company will improve management of vendor contracts and accounts payable by implementing the following measures:
o	Contract bidding and approval processes;

o	Maintain detailed records in relation to “fungible” financial instruments;

o	Accounts payable and payment policies (adopted and communicated March 2010).
5.	Upgrade of control policies and procedures
•	The Company will implement appropriate policies and procedures to ensure that appropriate internal controls and reporting functions operate effectively.

•	The Company has reviewed current related party-transactions and will strengthen internal policies and controls in order to eliminate conflicts of interest.

•	The Company will implement the following measures:
o	Clarify and mitigate related-party issues, identify and implement control points for each process, including requiring divestment of shareholders’ personal interests where appropriate;

o	Improve transparency of financial reporting procedures;

o	Increase internal controls, in particular regarding company cash.
We have already begun instituting this remediation plan. The Audit Committee is committed to further refinement and improvement of this plan.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION.
On October 29, 2010, the roles and responsibilities of Jennifer Huang were changed from Chief Operating Officer to Director of Business Development.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors
The following table sets forth the names and ages of our directors, each of whom has served as a director since the Business Combination.

Name	Age
Robert Fried	51

Qinying Liu	48

Steven D. Rubin	50

Earl Yen	43

Jianzhong Qu	35

Xiaoming Lu	49

Glenn Halpryn	50

Chi-Chuan Chen	52
The following additional information is provided for each of the directors listed above.
Mr. Robert Fried has served as Co-Chairman of the Board of Directors since the Business Combination in October 2009. Mr. Fried served as the President and Chief Executive Officer and a member of the board of directors of Ideation from November 2007 to October 2009. Mr. Fried is a digital media entrepreneur and accomplished film producer. Since 1990, Mr. Fried has served as President of Fried Films, a motion picture production company he founded in 1990. Mr. Fried has produced or served as executive producer for 15 films, including “Rudy,” “The Boondock Saints,” “Man of the Year” and “Collateral.” Mr. Fried won an Academy Award for the Live Action Short Film “Session Man.” Mr. Fried has founded several digital media companies including Spirit EMX, parent of spiritclips.com, a popular internet-based inspirational content company for which Mr. Fried presently serves as CEO; and WhatsHotNow.com, for which Mr. Fried served as Chief Executive Officer from July 1999 until June 2001. From December 1994 until June 1996, Mr. Fried was President and Chief Executive Officer of Savoy Pictures, a unit of Savoy Pictures Entertainment, Inc. Savoy Pictures Entertainment was sold to Silver King Communications, which is now a part of InterActive Corp, in 1996. From 1983 to 1990, Mr. Fried held several executive positions including Executive Vice President in charge of Production for Columbia Pictures,

Director of Film Finance and Special Projects for Columbia Pictures and Director of Business Development at Twentieth Century Fox. Mr. Fried holds an M.S. from Cornell University and an M.B.A. from the Columbia University Graduate School of Business.
Mr. Fried brings entrepreneurial, leadership and digital media experience to the board of directors. Mr. Fried’s experience as an executive producer and executive officer in media related industries provides broad understanding and expertise that strengthens the board of directors’ collective knowledge, capabilities and experience.
Ms. Qinying Liu has served as Co-Chairmen of the Board of Directors since the Business Combination in October 2009. Ms. Liu is a co-founder of Jieli Consulting and previously served as the chairman of SearchMedia International. She has also been the general manager of Shanghai Lifang Trading Co., Ltd since 2004, a Chinese trading company. Before the founding of Jieli Consulting, she was chairman of Sige from 2004 to November 2007 and Shanghai Qinjun from 2003 to June 2008. She also served as chief representative of the Shanghai Office of GETA Company, a Germany special power tools manufactory from 1993 to 2000. Ms. Liu received her master’s degree in media and communication from Renmin University of China. She obtained her bachelor’s degree in chemistry from East China University of Science and Technology.
Ms. Liu brings multi-platform media industry experience to the board of directors. Ms. Liu is also a founder of SearchMedia International.
Mr. Steven D. Rubin has served as a member of the Board of Directors since the Business Combination in October 2009. Mr. Rubin served as the Secretary of Ideation from June 2007 to October 2009. Mr. Rubin has served as Executive Vice President-Administration and as a director of Opko Health, Inc. since March 2007. He is also a member of The Frost Group. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX Corporation from August 2001 until September 2006. Before joining IVAX, from January 2000 to August 2001, Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of privately-held Telergy, Inc., a provider of business telecommunications and diverse optical network solutions. He was with the Miami law firm of Stearns Weaver Miller Weissler Alhadeff & Sitterson from 1986 until 2000, in the Corporate and Securities Department. Mr. Rubin was a shareholder of that firm from 1991 until 2000 and a director from 1998 until 2000. Mr. Rubin currently serves on the board of directors of Dreams, Inc., a vertically-integrated sports products company, PROLOR Biotech, Inc., a development stage biopharmaceutical company, SafeStitch Medical, Inc., a medical device company, Kidville, Inc., which operates upscale learning and play facilities children, Non-Invasive Monitoring Systems, Inc., a medical device company, Cardo Medical, Inc., a producer and distributor of orthopedic and spinal medical devices, Neovasc, Inc., a company developing and marketing medical specialty vascular devices, and Castle Brands, Inc., a NYSE Amex-listed developer and marketer of premium brand spirits. Mr. Rubin holds a B.A. in Economics from Tulane University and a J.D. from the University of Florida.
Mr. Rubin brings leadership, business and legal experience to the board of directors. Mr. Rubin has advised companies in several aspects of business, transactional, and legal affairs for more than 23 years. His experience as a practicing lawyer, general counsel, and board member to multiple public companies has given him broad understanding and expertise, particularly relating to strategic planning and acquisitions.
Mr. Earl Yen has served as a member of the Board of Directors since the Business Combination in October 2009. Mr. Yen previously served as the vice chairman of the board of SearchMedia International. He is the founder and managing director of CSV Capital Partners, a China-focused private equity firm he co-founded in 2004. He currently also serves on the boards of CDP Group, Tidalwave Technology, and Woodcycling. Prior to founding CSV, Mr. Yen was an investment banker with Citigroup from 2002 to 2004, and with Bear Stearns from 1988 to 1991 and 1994 to 2000. He previously worked at HarbourVest Partners, an alternative investment management firm, from 1991 to 1994. Mr. Yen received a master’s degree in management science from the MIT Sloan School of Management and bachelor’s degrees in electrical engineering and management from the Massachusetts Institute of Technology.

Mr. Yen brings investment banking experience to the board of directors. Mr. Yen’s experience as a board member to multiple companies and his financial background provide knowledge and experience to the board of directors.
Mr. Jianzhong Qu has served as a member of the Board of Directors since the Business Combination in October 2009. He is a principal of CSV Capital Partners, where he has worked since 2005 and is responsible for sourcing and managing private equity investments in the technology, media, retail, services, and telecommunications sectors of China. He currently also serves as a director of Imagine Games. From 1997 to 1999, Mr. Qu worked as an engineer at the Department of Engineering of Shanghai Posts and Telecommunications Administration. Mr. Qu holds a Master in Operations Research from Georgia Institute of Technology and a Bachelor in Engineer from Shanghai Jiaotong University.
Mr. Qu brings financial knowledge to the board of directors. Mr. Qu’s experience in media and other related industries allows him to bring strategic insight to the board of directors.
Dr. Xiaoming (Larry) Lu has served as a member of the Board of Directors since the Business Combination in October 2009. From 2004 to 2008, Dr. Lu was a director of China Investment Banking at Citigroup. From 2001 to 2004, he worked as a senior analyst of the Research Department at Guotai Junan Securities. From 2000 to 2001, he was the managing director of the International Business Department at the same company. From 1999 to 2000, Dr. Lu worked as an economic analyst at Lehman Brothers Inc. in New York. Earlier in his career, from 1987 to 1990, Dr. Lu worked as an economist at the State Information Center of the State Planning Commission of the PRC. Dr. Lu holds a Ph.D. in Management from Queen’s University of Canada, a Master of Arts in Economics from York University of Canada, another Master of Arts in Economics Modeling from People’s University of China and a Bachelor of Science in Mathematics and Statistics from Peking University of China.
Dr. Lu brings investment banking experience to the board of directors. Dr. Lu’s experience as an economist and analyst provide knowledge, experience and insight to the board of directors.
Mr. Glenn Halpryn has served as a member of the Board of Directors since the Business Combination in October 2009 and served as a director of Ideation from December 2008 to October 2009. Since August 2010, Mr. Halpryn has served as a Director of ChromaDex Corporation, a public company that along with its subsidiaries supply phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. Mr. Halpryn serves as Chairman of the Nominating and Corporate Governance Committee and has served on the Audit Committee of ChromaDex Corporation since May 2010. Since April 2010, Mr. Halpryn has served as a Director of CDSI Holdings, Inc., a public shell company seeking new business opportunities. Mr. Halpryn has been the Chief Executive Officer and a Director of Transworld Investment Corporation, a private investment company, since June 2001. Mr. Halpryn also currently serves as a Director of Sorrento Therapeutics, a biopharmaceutical company and Castle Brands Inc., a developer and international marketer of premium branded spirits. From September 2008 until May 2010, Mr. Halpryn served as a Director of Winston Pharmaceuticals, Inc., a pharmaceutical company specializing in skin creams and pain medications. From October 2002 to September 2008, Mr. Halpryn served as a Director of Ivax Diagnostics, Inc. Mr. Halpryn served as Chairman of the Board of Directors and Chief Executive Officer of Orthodontix, Inc. (now Protalix Bio Therapeutics, Inc.) from April 2001 to December 2006. From April 1988 to June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and a beneficial holder of stock of United Security Corporation, a broker-dealer registered with FINRA.
Mr. Halpryn brings leadership and business experience to the board of directors. Mr. Halpryn has advised companies in several aspects of business and transactional affairs. His experience as a board member to multiple public companies has given him broad understanding and expertise.

Mr. Chi-Chuan (Frank) Chen has served as a member of the Board of Directors since the Business Combination in October 2009. Mr. Chen is a Vice President and Special Assistant to the Chief Executive Officer at Ruentex Group. He has served in the Investment Management Department at Ruentex Group since 1987. Mr. Chen holds a B.S. in chemical engineering and an MBA from National Taiwan University.
Mr. Chen brings investment management experience to the board of directors. Mr. Chen’s 23 years of experience in the investment management department of Ruentex Group provides broad knowledge, experience and insights to the board of directors.
Executive Officers
The following individuals are our current executive officers.

Name	Age	Position
Paul Conway	40	Chief Executive Officer
Wilfred Chow	44	Chief Financial Officer
Garbo Lee	53	President
All officers serve until they resign or are replaced or renamed at the discretion of the Board of Directors.
The following additional information is provided for our current executive officers.
Paul Conway has served as our Chief Executive Officer since February 2010. From 1998 through January 2010, Mr. Conway worked at Oppenheimer & Co., Inc., where he served as Managing Director of Media Investment Banking from January 2009 to January 2010, as Executive Director of Media Investment Banking from January 2006 to January 2009, and as Director of Media Investment Banking from January 2003 to January 2006.
Mr. Wilfred Chow has served as our Chief Financial Officer since January 2010. From April 2006 through December 2009, Mr. Chow was Senior Vice President of American Oriental Bioengineering, a pharmaceutical company, and from January 2005 through March 2006, Mr. Chow was a financial consultant with PriceWaterhouseCoopers.
Ms. Garbo Lee has served as our President since the Business Combination in October 2009. Ms. Lee served as the president of SearchMedia International from March 2009 to October 2009. Prior to that, she was the chief operating officer of SearchMedia International. Ms. Lee has over 24 years of experience in the advertising industry. Prior to joining SearchMedia International, Ms. Lee was a general manager of Sony BMG Music Entertainment (PRC) Inc., a Chinese music marketing and distribution company under Sony BMG Music Entertainment, a global recorded music joint venture headquartered in the New York City, from 2005 to 2007. She served as general manager of Coming Age Communication Co. Ltd., a China-based integrated marketing company, from 2002 to 2004. From 2000 to 2002, she worked as managing director and vice president of Doyle Dane Bernbach (DDB) Shanghai, an advertising and integrated marketing company under Omnicom Group in China. From 1984 to 2000, Ms. Lee worked for various companies under WPP Group. Ms. Lee received her bachelor’s degree in arts from International Christian University in Tokyo, Japan.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires certain of our officers, directors and persons who beneficially own more than ten percent of our Common Stock to file with the Securities and Exchange Commission and the NYSE Amex initial reports of beneficial ownership of the Common Stock on Form 3 and reports of changes in beneficial ownership of the Common Stock on Form 4 or Form 5. Such persons are also required to furnish us with copies of all such reports filed. Based solely on our review of Forms 3, 4 and 5 and amendments thereto furnished to us, as well as any written representations furnished to us that no other reports were required, we believe that, during Fiscal 2009, all Section 16(a) filing requirements applicable to such persons were timely filed, except that (i) Deutsche Bank AG, a ten percent stockholder, filed one report on Form 3 late, representing its initial statement of beneficial ownership occurring in October 2009, (ii) Phillip Frost MD ET AL, a ten percent stockholder, filed two reports on Form 4 late, representing four transactions occurring in June 2009 and one transaction occurring in October 2009, (iii) Glenn Halpryn, a director, filed one report on Form 4 late and subsequently amended the report on Form 4/A representing one transaction occurring in October 2009, and (iv) David Moskowitz, a director, filed one report on Form 4 late, representing five transactions occurring in April 2009.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees including our Chief Executive Officer, Chief Financial Officer and principal accounting officer. A copy of our Code of Ethics is available on our website at www.searchmediaholdings.com. We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our Chief Executive Officer, Chief Financial Officer or principal accounting officer or to our directors) on our website. Our website is not part of this Annual Report on Form 10-K.
Audit Committee Members and Financial Expert
The Board of Directors has established an Audit Committee. The Audit Committee currently consists of Glenn Halpryn (Chair) and Chi-Chuan Chen. The Board of Directors has determined that Mr. Halpryn meets the attributes of an “audit committee financial expert” within the meaning of SEC regulations and is “independent” within the meaning of the listing standards of NYSE Amex and applicable SEC regulations. Xiaoming Lu served on the Audit Committee from December 2009 to August 2010.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation paid or accrued by us to or on behalf of the executive officers listed below (the “Named Executive Officers”) for the fiscal years ended December 31, 2009 and 2008. Our current Chief Executive Officer, Paul Conway, began serving in that capacity in February 2010 and was not employed by us during Fiscal 2009. Our current Chief Financial Officer, Wilfred Chow, began serving in that capacity in January 2010 and was not employed by us during Fiscal 2009.

							Nonqualified
						Non-Equity	Deferred
Name and Principal	Fiscal			Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards (4)	Awards (4)	Compensation	Earnings	Compensation	Total
Garbo Lee, President (1)	2009	$106,615	$—	$22,800	$—	$—	$—	$—	$129,415
	2008	$122,891	$—	$—	$600	$—	$—	$—	$123,491

Jennifer Huang,	2009	$120,088	$—	$44,080	$—	$—	$—	$—	$164,168
Former Chief Operating Officer and Acting Chief Financial Officer (2)	2008	$93,765	$—	$76,800	$—	$—	$—	$—	$170,565

Robert N. Fried,	2009	$—	$—	$—	$—	$—	$—	$12,500 (5)	$12,500
Former Chief Executive Officer of Ideation (3) (5)	2008	$—	$—	$—	$—	$—	$—	$—	$—

(1)	From March 2009 to October 30, 2009, prior to our merger, Ms. Lee served as President of SearchMedia International. Immediately after the merger, Ms. Lee served as President of the post-merger company. While serving as President of SearchMedia International in 2009, Ms. Lee was paid a salary of RMB 70,000 per month.

(2)	From April 2008 to July 2009, Ms. Huang served as the Chief Financial Officer of SearchMedia International. From July 2009 to October 30, 2009, prior to our merger, Ms. Huang served as the Chief Operating Officer of SearchMedia International. Immediately after the merger, Ms. Huang served as Chief Operating Officer. While serving as Chief Operating Officer of SearchMedia International in 2009, Ms. Huang was paid a salary of RMB 75,000 per month. Ms. Huang served as acting Chief Financial Officer from October 2009 to January 2010, as Chief Operating Officer from October 2009 to October 2010, and currently serves as Director of Business Development.

(3)	Mr. Fried served as Chief Executive Officer of Ideation from November 2007 until the Business Combination.

(4)	Computed in accordance with FASB ASC Topic 718.

(5)	Represents fees paid in connection with a consulting agreement between SearchMedia Holdings and Mr. Fried effective November 1, 2009.
Employment Agreements with Executive Officers
SearchMedia Holdings has agreements with certain executive officers. The employment agreements for Paul Conway and Wilfred Chow are described below. SearchMedia Holdings entered into labor contracts with Garbo Lee and Jennifer Huang pursuant to PRC law.
     Paul Conway
Effective February 1, 2010, SearchMedia Holdings and Mr. Paul Conway entered into the executive employment agreement pursuant to which Mr. Conway will serve as the Chief Executive Officer. The term of the agreement is for three years and the agreement will be automatically extended for successive one-year terms unless either party gives written notice to the other party to terminate the agreement. The Company also agreed to appoint Mr. Conway to the board of directors prior to February 1, 2011.
Pursuant to the agreement, Mr. Conway will receive an annual salary of US $250,000, subject to annual review by the board of directors. Mr. Conway is also entitled to expense reimbursement of up to US $50,000 for certain expenses related to, among other things, relocation, housing, education and insurance. On February 1, 2010, Mr. Conway was granted (i) options to purchase 250,000 shares of common stock, the initial option grant, which vest one-third annually on the anniversary of the date of grant, with an exercise price equal to the Company’s closing price on the date of grant, and (ii) 100,000 restricted shares, the initial restricted share grant, which vest on the three-year anniversary of the date of grant.
In the event SearchMedia Holdings terminates Mr. Conway without cause or Mr. Conway terminates his employment for good reason (as described in the agreement), (i) Mr. Conway will receive salary continuation equal to six months salary if such termination occurred prior to February 1, 2011, salary continuation equal to nine months salary and the vesting of 33,333 restricted shares from the initial restricted share grant if such termination occurs between February 1, 2011 and February 1, 2012, and salary continuation equal to nine months’ salary and the vesting of 66,666 restricted shares from the initial restricted share grant if such termination occurs after February 1, 2012, and (ii) those options in the initial option grant that would have vested during the applicable severance period shall vest and be exercisable.
The agreement also contains other customary provisions, including provisions relating to non-solicitation, non-compete, confidentiality and compliance with Sections 409A and 457A of the Internal Revenue Code. In addition, pursuant to the terms of the agreement, upon the occurrence of a change in control (as defined in the agreement), all unvested options from the initial grant and unvested restricted shares from the initial restricted share grant will become vested and fully exercisable.
     Wilfred Chow
Effective January 4, 2010, SearchMedia Holdings and Mr. Wilfred Chow entered into the executive employment agreement pursuant to which Mr. Chow will serve as the Chief Financial Officer of the Company. Pursuant to the agreement, Mr. Chow will receive an annual salary of US $200,000, subject to annual review by the board of directors. Mr. Chow is also entitled to expense reimbursement of up to US $25,000 for certain expenses related to, among other things, relocation, housing, education and insurance. On January 4, 2010, Mr. Chow was granted options to purchase 225,000 shares of common stock, the initial grant, which vest one-third annually on the anniversary of the date of grant, with an exercise price at the closing price on the date of grant. The term of the agreement is for three years and the agreement will be automatically extended for successive one-year terms unless either party gives written notice to the other party to terminate the agreement no less than 60 days, and no more than 120 days prior, to the expiration of the then-current term. On August 20, 2010, Mr. Chow agreed to cancel his January 4, 2010 grant and, upon cancellation, Mr. Chow was issued an option to purchase 225,000 shares of common stock, which vest one-third annually on January 4, 2011, January 4, 2012 and January 4, 2013, with an exercise price at the closing price on August 20, 2010. The Compensation Committee approved a $50,000 cash bonus to Mr. Chow upon completion of the Company’s 2009 audit and filing of Form 10-K, which shall be payable if Mr. Chow remains employed with the Company on December 31, 2010.
In the event the Company terminates Mr. Chow without cause or Mr. Chow terminates his employment for good reason (as described in the agreement), (i) Mr. Chow would receive severance equal to three months salary if such termination occurred in his first year of employment and severance equal to six months’ salary if such termination occurred after his first year of employment, and (ii) those options in the initial grant that would have vested during the applicable severance period shall vest and be exercisable.
The agreement also contains other customary provisions, including provisions relating to non-solicitation, non-compete, confidentiality and compliance with Sections 409A and 457A of the Internal Revenue Code. In addition, pursuant to the terms of the agreement, upon the occurrence of a change in control (as defined in the agreement), all unvested options from the initial grant will become vested and fully exercisable.

     Garbo Lee
Effective December 7, 2007, Jieli Consulting and Ms. Lee entered into the executive employment agreement pursuant to which Ms. Lee served as the Chief Operating Officer and received a monthly salary of RMB 45,000 and a monthly housing allowance of up to RMB 15,000. Effective December 12, 2009, upon the expiration of the Jileli Consulting employment agreement, Ad-Icon Shanghai and Ms. Lee entered into the executive employment agreement pursuant to which Ms. Lee served as the President and received a monthly salary of RMB 45,000 and was also entitled to housing allowance of up to RMB 15,000. On January 11, 2010, the salary for Ms. Lee was adjusted upwards by the Compensation Committee to RMB 85,000 per month. Effective September 1, 2010, Ms. Lee’s compensation was adjusted to a monthly salary of RMB 15,000, and certain allowances of RMB 30,000 per month.
The Compensation Committee also granted 20,000 stock options to Ms. Lee with an exercise price of SearchMedia Holdings’ closing stock price on January 11, 2010. The stock options vest one-third annually beginning on January 11, 2011 and expire January 11, 2020.
Ms. Lee may dissolve her employment agreement provided that Ms. Lee informs us in written form 30 days in advance. We may terminate Ms. Lee’s employment for cause, at any time, without remuneration, for certain acts, including but not limited to, a conviction or plea of guilty to criminal offences, negligent or dishonest acts caused to our detriment, or misconduct or a failure to perform agreed duties. Ms. Lee also entered into a confidentiality agreement and non-compete agreement.
     Jennifer Huang
Ms. Jennifer Huang currently serves as Director of Business Development. Ms. Jennifer Huang served as our Chief Operating Officer from the Business Combination in October 2009 until October 2010 and served as our Acting Chief Financial Officer from October 2009 to January 2010. Ms. Huang served as the chief operating officer of SearchMedia International from July 2009 to October 2009. Prior to that, Ms. Huang had been the chief financial officer of SearchMedia International since April 2008.
Effective April 14, 2008 , Jieli Consulting and Ms. Huang entered into the executive employment agreement pursuant to which Ms. Huang served as the Chief Financial Officer and received a monthly salary of RMB50,000 and also entitled to housing allowance of up to RMB15,000. Ms. Huang may dissolve her employment agreement provided that Ms. Huang informs Jieli Consulting in written form 30 days in advance. Jieli Consulting may terminate Ms. Huang’s employment for cause, at any time, without remuneration, for certain acts, including but not limited to, a conviction or plea of guilty to criminal offences, negligent or dishonest acts caused to Jieli Consulting’s detriment, or misconduct or a failure to perform agreed duties. Ms. Huang also entered into confidentiality agreement and Non-compete agreement with Jieli Consulting.
On January 11, 2010, the salary for Ms. Huang was adjusted by the Compensation Committee. Ms. Huang’s salary was increased to RMB108,000 per month. In October 2010, Ms. Huang became our Director of Business Development and no longer serves as our Chief Operating Officer.

Outstanding Equity Awards at Fiscal Year-End – 2009
The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of December 31, 2009.

	Option Awards					Stock Awards
Equity
incentive
			Equity					plan	Equity
			incentive					awards:	incentive plan
			plan					Number of	awards:
			awards:				Market	unearned	Market or
	Number of	Number of	Number of			Number of	value of	shares,	payout value
	securities	securities	securities			shares or	shares or	units or	of unearned
	underlying	underlying	underlying			units of	units of	other rights	shares, units
	unexercised	unexercised	unexercised	Option	Option	stock that	stock that	that have	or other rights
	options (#)	options (#)	unearned	exercise	expiration	have not	have not	not vested	that have not
Name	exercisable	unexercisable	options (#)	price ($)	date	vested (#)	vested ($)	(#)	vested ($)

Garbo Lee, President	20,262	20,262	—	$7.8815	(1)	20,262	$147,913	—	$—

Jennifer Huang, Former Chief Operating Officer and Acting Chief Financial Officer	—	—	—	—	—	39,172 (2)	$285,956	—	—

Robert N. Fried, Former Chief Executive Officer of Ideation	—	—	—	$—	—	—	$—	—	$—

(1)	Expires on the earlier of (a) one year following termination of Ms. Lee’s service by reason of death or disability; (b) 90 days following termination of service of Ms. Lee’s service by reason other than death or disability or for cause; or (c) January 1, 2018.

(2)	As of April 30, 2010, all restricted share awards are fully vested but remain unissued.
Compensation of Directors
Our Compensation Committee recommends director compensation to the board of directors. No compensation was paid to any SearchMedia Holdings directors for services rendered prior to the Business Combination; however, certain individuals were reimbursed for out-of-pocket expenses incurred in connection with activities on the company’s behalf. From January 1, 2009 to October 30, 2009, no fees were paid to the non-employee members of the board of directors. Beginning on October 30, 2009, the non-employee members of the board of directors receive an annual cash fee of $20,000 that is payable per quarter. The committee chairmen receive an additional $5,000 annual fee. Except for Mr. Fried and Mr. Rubin, each non-employee member of the board of directors was granted 25,000 stock options which fully vest on January 11, 2011 and which expire January 11, 2020. Mr. Fried and Mr. Rubin were granted 50,000 stock options, which fully vest on January 11, 2011 and which expire on January 11, 2011.
Director Compensation – Fiscal 2009
The following table sets forth certain information regarding the compensation paid to our non-employee directors for their service during the fiscal year ended December 31, 2009.

					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in		Option	Incentive Plan	Compensation	All Other
Name	Cash(1)	Stock Awards	Awards(2)	Compensation	Earnings	Compensation	Total

Chi-Chuan Chen	$3,334	—	$—	—	—	—	$3,334
Robert Fried	$3,334	—	$—	—	—	—	$3,334
Glenn Halpryn	$4,167	—	$—	—	—	—	$4,167
Larry Lu	$3,334	—	$—	—	—	—	$3,334
Jianzhong Qu	$3,334	—	$—	—	—	—	$3,334
Steven Rubin	$3,334	—	$—	—	—	—	$3,334
Earl Yen	$4,167	—	$—	—	—	—	$4,167

(1)	Beginning on October 30, 2009, non-employee members of the board of directors are paid an annual cash fee of $20,000 payable per quarter. Committee chairmen receive an additional annual fee of $5,000.

(2)	No options were granted to non-employee directors during fiscal year 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information as of October 9, 2010 concerning the beneficial ownership of the ordinary shares by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares, (ii) each of our current directors, (iii) each Named Executive Officer (as defined on page 126), and (iv) all of our current executive officers and directors as a group. Unless indicated below, all holders listed below have sole voting power and investment power over the shares beneficially owned by them. Unless noted otherwise, the address of each person listed below is 15A Zhao Feng Universe Building, 1800 Zhong Shan Xi Lu, Shanghai, China 200235.

		Percentage of Class of
	Ordinary Shares	Ordinary Shares
Beneficial Owner	Beneficially Owned (1)	Beneficially Owned (%)
Officers and Directors
Qinying Liu (2)	964,085	4.6%
Robert N. Fried(3)	1,227,465	5.7%
Steven D. Rubin(4)	310,500	1.5%
Earl Yen (5)	2,445,083	11.8%
Jianzhong Qu	—	*
Larry Lu	—	*
Glenn Halpryn (6)	15,860	*
Chi-Chuan Chen	—	*
Garbo Lee(7)	30,389	*
Jennifer Huang(8)	84,871	*
Paul Conway	—	*
Wilfred Chow	—	*
All directors and executive officers as a group (11 persons)	4,993,382	23.17%

5% Holders
Dr. Phillip Frost, M.D. (9)	5,113,169	21.8%
Deutsche Bank AG, HK Branch(10)	2,399,995	11.6%
China Seed Ventures, L.P.(11)	2,445,083	11.8%

		Percentage of Class of
	Ordinary Shares	Ordinary Shares
Beneficial Owner	Beneficially Owned (1)	Beneficially Owned (%)
Linden Ventures II(12)	1,982,820	9.5%
Pine River Capital Management L.P. (13)	1,180,350	5.7%

*	The person beneficially owns less than 1% of SearchMedia Holdings’ outstanding common shares.

(1)	Based on 20,766,078 shares outstanding as of October 5, 2010.

(2)	Excludes 600,000 ordinary shares issuable to Mrs. Liu’s husband converted at the exchange ratio (0.0675374) and 40,522 ordinary shares beneficially owned by Mrs. Liu’s husband.

(3)	Includes exercisable warrants to purchase 593,793 ordinary shares.

(4)	Includes exercisable warrants to purchase 153,000 ordinary shares.

(5)	Consists of ordinary shares and warrants beneficially owned by China Seed Ventures, which may be deemed beneficially owned by Mr. Yen.

(6)	Includes ordinary shares and exercisable warrants to purchase 3,172 ordinary shares beneficially owned by Halpryn Capital Partners LLC.

(7)	Consists of options to purchase 30,389 ordinary shares.

(8)	Consists of 81,046 vested restricted shares awards units and exercisable warrants to purchase 3,825 ordinary shares.

(9)	Includes exercisable warrants to purchase 2,626,434 ordinary shares. The business address of Dr. Frost, M.D. is 4400 Biscayne Blvd., Suite 1500, Miami, FL 33137.

(10)	Includes exercisable warrants to purchase 255,427 ordinary shares. The business address of Deutsche Bank AG, HK Branch is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

(11)	Includes exercisable warrants to purchase 903,318 ordinary shares. The business address of China See Ventures, L.P. is Room 104 Building 18, No. 800 Huashan Road, Shanghai, China.

(12)	Includes exercisable warrants to purchase 714,025 ordinary shares. The business address of Linden Ventures II is C/O Appleby, 56 Admin Drive, Wickhams Cay 1, PO Box 3190, Road Town, Tortola, British Virgin Islands.

(13)	The business address of Pine River Capital Management L.P. is 601 Carlson Parkway Suite 330, Minnetonka, MN 55305.
Equity Compensation Plan Information
The following table lists all securities authorized for issuance and outstanding under our equity compensation plans at December 31, 2009:

			Number of securities
			remaining available
			for future issuance
			under equity
	Number of securities to	Weighted average	compensation plans
	be issued upon exercise	exercise price of	(excluding
Plan category	of outstanding options	outstanding options	outstanding options)
Equity compensation plans approved by security holders	1,796,492	$3.19	908,915

Equity compensation plans not approved by security holders (1)	—	—	—

Total	1,796,492	$3.19	908,915

(1)	In August 2010, the Board of Directors approved an increase in the number of shares reserved for issuance under the plan to 3,000,000 and such increase will be presented for shareholder approval.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
The Audit Committee reviews and approves transactions in which SearchMedia Holdings was or is to be a participant, where the amount involved exceeded or will exceed $120,000 annually and any of our directors, executive officers or their immediate family members had or will have a direct or indirect material interest. We have a written policy stating that the Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. The related party transaction will not be approved unless at a minimum it is for our benefit and is upon terms no less favorable to us than if the related party transaction was with an unrelated third party.
Repayment of Non-Interest Bearing Loans
Frost Gamma Investments Trust, Robert N. Fried, Rao Uppaluri, Steven D. Rubin and Jane Hsiao loaned a total of $200,000 to Ideation for the payment of offering expenses. The loans were non-interest bearing and were repaid on November 26, 2007 out of the proceeds of Ideation’s IPO available to it for payment of offering expenses.
Warrants
Immediately prior to the closing of the Business Combination, The Frost Group, LLC and its affiliates and other non-affiliates who acquired shares in satisfaction of the Sponsor Purchase Commitment Amount were issued a warrant to purchase 0.25 of a SearchMedia Holdings share for each such share purchased. The exercise price per whole SearchMedia Holdings share underlying such warrants was $7.8815, and the aggregate number of shares underlying such warrants issued to any one holder was rounded up to the nearest whole share. Such issuance was conditioned upon the execution and delivery by such holder of a purchase agreement including customary registration rights.

Interim Financing
On March 19, 2009, SearchMedia International received interim financing of $1.75 million from Frost Gamma Investments Trust, Robert Fried, Rao Uppaluri, and others, and interim financing of $1.75 million from CSV and members of SearchMedia International’s management team. This financing was requested by SearchMedia International in order to fund working capital until the closing of the transactions contemplated by the share exchange agreement. The affiliates of Ideation set forth above participated in such financing in order to show support for the transactions contemplated by the share exchange agreement. Each interim note accrues interest at a rate of 12% per annum, which rate shall increase to 20% per annum after the maturity date of such note. Each note was scheduled to mature upon the earliest of: (i) the closing of a Series D financing by SearchMedia International, (ii) the closing of the transactions contemplated by the share exchange agreement, and (iii) the termination of the share exchange agreement. At the closing of the Business Combination, the principal amount outstanding under certain promissory notes issued to each of Frost Gamma Investments Trust and certain other investors was converted into (1) a number of ordinary shares of SearchMedia Holdings calculated by dividing such holder’s outstanding principal amount by $7.8815, rounding up to the nearest whole share, and (2) a number of warrants to purchase 0.25 of an ordinary share of SearchMedia Holdings, at an exercise price per such ordinary share of $7.8815, equal to such number of SearchMedia Holdings ordinary shares, rounded up to the nearest whole share.
Transactions with SearchMedia International’s Shareholders, Senior Management Personnel and Affiliated Entities of Companies Acquired by Shanghai Jingli
For the years ended December 31, 2008 and December 31, 2009, revenue of $3.2 million and $2.9 million, respectively, was recorded, which represents amounts received or receivable from affiliated entities of senior management personnel of certain companies acquired by Shanghai Jingli for SearchMedia International’s provision of advertising services to such affiliated entities. As of December 31, 2008 and December 31, 2009, $1.2 million and $0.5 million, respectively, was receivable by SearchMedia International from such affiliated companies of certain companies acquired by Shanghai Jingli for SearchMedia International’s provision of advertising services to these companies. For the years ended December 31, 2008 and December 31, 2009, expenses for leases of advertising space of $0.5 million and $1.5 million, respectively, were recorded, which represent amounts paid or payable by SearchMedia International to the affiliated entities of senior management personnel of certain companies acquired by Shanghai Jingli for leases of advertising space from these affiliated entities.
As of December 31, 2008 and December 31, 2009, $3.0 million and $3.2 million, respectively, was due from SearchMedia International’s shareholders and senior management personnel of Shanghai Jingli’s acquired subsidiaries as payments collected on behalf of, but not yet remitted to, SearchMedia International. As of December 31, 2008 and December 31, 2009, $0.1 million and $0.3 million, respectively, was payable to SearchMedia International as advances made by SearchMedia International to the senior management personnel of certain companies acquired by Shanghai Jingli.
As of December 31, 2008 and December 31, 2009, $1.4 million and $1.9 million, respectively, was payable by SearchMedia International to the senior management personnel of certain companies acquired by Shanghai Jingli as operating expenses paid on behalf of SearchMedia International by such personnel.
As of December 31, 2008 and December 31, 2009, $0.2 million and $0.2 million, respectively, was payable by SearchMedia International to affiliated companies of certain companies acquired by Shanghai Jingli for leases of advertising space.

On June 23, 2009 pursuant to a repayment agreement between them and SearchMedia International, or Repayment Agreement, Ms. Qinying Liu and Ms. Le Yang jointly and severally irrevocably agreed to repay certain amounts owing by each of them to SearchMedia International, together with any other amounts which SearchMedia International and its independent accountants determine are owing by them to SearchMedia International after the date of the Repayment Agreement, in cash or immediately available funds on or prior to the date that was ten business days before the closing of the Business Combination. As of the date of the Repayment Agreement, the amount payable by Ms. Liu and Ms. Yang to SearchMedia International was approximately $628,000.
In the event either of them failed to satisfy their respective repayment obligations, SearchMedia International was entitled to repurchase shares in accordance with the Repayment Agreement. The aggregate number of shares SearchMedia International could repurchase was equal to the quotient of (i) the outstanding payables and other amounts owing under the Repayment Agreement and (ii) US$0.5331. SearchMedia International repurchased 79,579 ordinary shares from the two shareholders to settle shareholders’ loan due to the Company.
Share Incentives
2008 Employee Stock Incentive Plan. SearchMedia International adopted a 2008 share incentive plan, or the plan, to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants, and promote the success of its business. The plan took effect on January 1, 2008, the date it was approved by SearchMedia International’s shareholders. As amended, up to 1,796,492 ordinary shares have been reserved for issuance under the plan. As of August 13, 2010, subject to shareholder approval, the board of directors voted to reserve 3,000,000 shares for issuance under the plan. As of the date of this Annual Report on Form 10-K, SearchMedia Holdings’ management personnel hold options and restricted share awards to purchase a total of 1,757,578 ordinary shares.
Plan Administration. SearchMedia International’s board of directors, or a committee designated by the board or directors, will administer the plan. The committee or the full board of directors, as appropriate, will determine the provisions and terms and conditions of each award grant.
Types of Awards. The types of awards SearchMedia International may grant under the plan include the following.

•	options to purchase SearchMedia International’s ordinary shares;

•	restricted shares, which represent non-transferable ordinary shares, that may be subject to forfeiture, restrictions on transferability and other restrictions; and

•	restricted share units, which represent the right to receive SearchMedia International’s ordinary shares at a specified date in the future, which may be subject to forfeiture.
Award Document. Awards granted under SearchMedia International’s plan are each evidenced by an award document that sets forth the terms, conditions and limitations for each grant, including the exercise price, the number of shares to which the award pertains, the conditions upon which an option will become vested and exercisable and other customary provisions.
Eligibility. SearchMedia International may grant awards to (i) its employees, directors and consultants, and (ii) employees, directors and consultants of any of its parents or subsidiaries and of any entity in which SearchMedia International or any of its parents or subsidiaries holds a substantial ownership interest. Incentive share options may be granted to employees of SearchMedia International, or any of its parents or subsidiaries, and may not be granted to employees of a related entity or to independent directors or consultants.
Acceleration of Awards upon Change of Control and Corporate Transactions. Unless otherwise provided in the award agreement: 1) the outstanding awards will accelerate by one year upon occurrence of a change-of-control transaction where the successor entity does not convert, assume or replace SearchMedia International’s outstanding awards under the plan; 2) in the event of a corporate transaction as defined in the plan, including certain amalgamations, arrangements, consolidations or schemes of arrangement and the transfer of all or substantially all of the company’s assets, each outstanding award that is not assumed or replaced by the successor entity will become fully vested and immediately exercisable provided that the related grantee’s continuous service with SearchMedia International shall not be terminated before that date; and 3) furthermore, in the event of a corporate transaction, each outstanding award that is assumed or replaced by the successor entity will become fully vested and immediately exercisable immediately upon termination of the participant’s employment or service within twelve (12) months of the Corporate Transaction without cause.
Term of the Awards. The term of each award grant shall be stated in the award agreement, provided that the term for an option shall not exceed ten years from the date of the grant, unless shareholder approval is obtained for amending the plan to extend the exercise period for an option beyond ten years from the date of the grant.
Vesting Schedule. In general, the plan administrator determines, or the award agreement specifies, the vesting schedule.
Transfer Restrictions. Except as otherwise provided by the committee that administers the plan, awards granted under the plan may not be assigned, transferred or otherwise disposed of by the award holders other than by will or the laws of descent and distribution.
Termination and Amendment of the Plan. Unless terminated earlier, the plan will expire on, and no award may be granted pursuant to the plan after, the tenth anniversary of its effective date. With the approval of SearchMedia International’s board of directors, the committee that administers the plan may amend or terminate the plan, except that shareholder approval shall be obtained to the extent necessary or desirable to comply with applicable laws or stock exchange rules, or for amendments to the plan that increase the number of shares available under the plan, permit the committee to extend the term of the plan or the exercise price of an option beyond ten years from the date of grant or result in a material increase in benefits or a change in eligibility requirements.

Historical Award Grants. As of the date of the Annual Report on Form 10-K, the number of ordinary shares that may be issued upon the exercise of outstanding options and restricted share awards granted under the Plan is 1,757,578, including options to purchase 1,193,797 ordinary shares and 563,796 restricted share awards. Of these, a total of options to purchase 597,031 ordinary shares were issued to SearchMedia International’s management personnel in 2008, additional options to purchase 111,437 ordinary shares were issued to SearchMedia International’s management personnel from January 2009 to September 2009. Of the total options grant, 266,097 options were subsequently cancelled prior to the merger. The outstanding stock options granted in 2008 and 2009 have exercise prices ranging from $0.0001 to $7.88 per share, vesting periods of three to four years and a term of 10 years from the date of grant. In 2008 and 2009, 261,167 and 202,612 restricted share awards, respectively, were issued to SearchMedia International’s management personnel. Out of the 261,167 restricted share awards granted in 2008, 180,139 restricted share awards will vest contingent upon the achievement of certain performance goals, and the remaining restricted share awards will vest 50% after the first year of service and ratably each month over the remaining 12 months. Additional options to purchase 770,000 ordinary shares and 100,000 restricted share awards were issued to SearchMedia Holdings management personnel after the merger.
Director Independence
The Board of Directors undertook a review of each director’s independence in October 2010. During this review, the Board of Directors considered transactions and relationships between each director or any member of his or her immediate family and us and our subsidiaries and affiliates. The Board of Directors also examined transactions and relationships between directors or their known affiliates and members of our senior management or their known affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under applicable laws and regulations and the NYSE Amex listing standards. As a result of our review of the relationships of each of the members of the Board of Directors, the Board of Directors affirmatively determined that a majority of our directors, including Messrs. Fried, Rubin, Yen, Qu, Lu, Halpryn and Chen, are “independent” directors within the meaning of the listing standards of NYSE Amex and applicable law.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table presents fees for professional services rendered by Bernstein & Pinchuk LLP, our independent registered public accounting firm, for the audit of our annual financial statements, fees for audit-related services, tax services and all other services.

	Fiscal	Fiscal
	2009(1)(2)	2008(1)(2)
Audit fees	$450,000	$450,000	(3)
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

	$450,000	$450,000

(1)	Does not include fees of KPMG. KPMG served as the auditor for SearchMedia International during Fiscal 2008 and Fiscal 2009. KPMG’s fees during Fiscal 2009 consisted of $1,038,078 of audit fees and $30,900 of all other fees. KPMG’s fees during Fiscal 2008 consisted of $878,889 audit fees. On May 7, 2010, KPMG resigned as our auditor.

(2)	Does not include fees of Rothstein, Kass & Company (“Rothstein”), Ideation’s independent registered public accountant for Fiscal 2008 and 2009, through completion of the Business Combination. Rothstein’s fees during Fiscal 2008 consisted of $61,000. Rothstein’s fees during Fiscal 2009 consisted of $40,260.

(3)	Reflects fees paid to Bernstein & Pinchuk LLP in connection with the restatement of the consolidated financial statements of Search Media International as of and for the year ended December 31, 2008.

All audit related services, tax services and other services were pre-approved by our Audit Committee, which concluded that the provision of such services by Rothstein and KPMG were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. At each Audit Committee meeting, our Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for pre-approval. Our Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.
Each year, the independent registered public accounting firm’s retention to audit our financial statements, including the associated fee, is approved by our Audit Committee before the filing of the preceding year’s Annual Report on Form 10-K.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
(a)(2) Financial Statement Schedules
(a)(3) Exhibits

2.1	Agreement and Plan of Merger, Conversion and Share Exchange by and among Ideation Acquisition Corp., the registrant, SearchMedia International Limited, the subsidiaries of SearchMedia International Limited, the subsidiaries of SearchMedia International Limited, Shanghai Jingli Advertising Co., Ltd. and certain shareholders and warrantholders of SearchMedia International Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

2.2	First Amendment to Agreement and Plan of Merger, Conversion and Share Exchange, dated as of May 27, 2009, by and among the registrant, Earl Yen, Tommy Cheung and Stephen Lau and Qinying Liu (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

2.3	Second Amendment to Agreement and Plan of Merger, Conversion and Share Exchange, dated as of September 8, 2009, by and among the registrant, Earl Yen, Tommy Cheung, Stephen Lau, Qinying Liu, Linden Ventures, Inc., Vervain Equity Investment Limited, Sun Hing Associates Limited and The Frost Group, LLC (incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

2.4	Third Amendment to Agreement and Plan of Merger, Conversion and Share Exchange, dated as of September 22, 2009, by and among the registrant, Ideation Acquisition Corp., Earl Yen, Tommy Cheung, Terrance Hogan, Qinying Liu, and Linden Ventures II (BVI), Ltd. (incorporated by reference to Exhibit 2.4 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

2.5	Fourth Amendment to Agreement and Plan of Merger, Conversion and Share Exchange, dated as of October 30, 2009, by and among the registrant, Ideation Acquisition Corp., Earl Yen, Tommy Cheung, Stephen Lau and Qinying Liu. (incorporated by reference to Exhibit 2.5 of the Registrant’s current report on Form 8-K dated November 5, 2009 (File No. 333-158336)).

3.1	Articles of Incorporation of ID Arizona Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

3.2	Bylaws of ID Arizona Corp. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

3.3	Memorandum and Articles of Association of SearchMedia Holdings Limited upon completion of redomestication. (incorporated by reference to Exhibit 3.3 of the Registrant’s current report on Form 8-K dated November 5, 2009 (File No. 333-158336)).

4.1	Specimen Unit Certificate of Ideation Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement of Ideation Acquisition Corp. on Form S-1 (Reg No. 333-144218))

4.2	Specimen Common Stock Certificate of Ideation Acquisition Corp. (incorporated by reference to Exhibit 4.2 to the Registration Statement of Ideation Acquisition Corp. on Form S-1 (Reg No. 333-144218))

4.3	Form of Warrant Certificate of Ideation Acquisition Corp. (incorporated by reference to Exhibit 4.3 to the Registration Statement of Ideation Acquisition Corp. on Form S-1 (Reg No. 333-144218))

4.4	Form of Warrant Agreement between the Ideation Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registration Statement of Ideation Acquisition Corp. on Form S-1 (Reg No. 333-144218))

4.5	Form of Warrant of SearchMedia Holdings Limited (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

4.6	Form of Unit Purchase Option to be granted to Lazard Capital Markets LLC (incorporated by reference to Exhibit 4.5 of the Registration Statement of Ideation Acquisition Corp. on Form S-1 (File No. 333-144218)).

10.1	Form of Registration Rights Agreement among SearchMedia International Limited, Deutsche Bank AG, Hong Kong Branch, Gentfull Investment Limited, Gavast Estates Limited, China Seed Ventures, L.P. and Linden Ventures II (BVI) (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.2	Form of Lock-Up between SearchMedia Holdings Limited and SearchMedia International Limited shareholders and warrantholders (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.3	Form of Management Lock-Up between SearchMedia Holdings Limited and SearchMedia International Limited shareholders and warrantholders (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).*

10.4	Form of Voting Agreement between SearchMedia International Limited, Qinying Liu, Le Yang, China Seed Ventures, L.P., Gentfull Investment Limited, Gavast Estates Limited, Linden Ventures II (BVI), Limited, Frost Gamma Investments Trust, Robert N. Fried, Subbarao Uppaluri, Steven D. Rubin and Jane Hsiao (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.5	Form of Employment Agreement with the SearchMedia International Limited executive officers (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).*

10.6	English Translation of Exclusive Technology Consulting and Service Agreement between Jieli Consulting and Jingli Shanghai, dated as of September 10, 2007 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.7	English Translation of Exclusive Call Option Agreement among Jingli Shanghai, its shareholders and Jieli Consulting, dated as of September 10, 2007 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.8	English Translation of Equity Pledge Agreement among Jingli Shanghai, its shareholders and Jieli Consulting, dated as of September 10, 2007 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.9	English Translation of Power of Attorney by the shareholders of Jieli Consulting dated as of September 10, 2007 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.10	English Translation of Loan Agreement between the shareholders of Jingli Shanghai and Jieli Consulting, dated as of September 10, 2007 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.11	Form of Securities Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders (incorporated by reference to Exhibit 10.1 of the Registration Statement of Ideation Acquisition Corp. on Form S-1 (File No. 333-144218)).

10.12	Letter Agreement, dated as of September 8, 2009, by and among Ideation Acquisition Corp. and certain investors of Ideation Acquisition Corp. and SearchMedia International Limited (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.13	SearchMedia Holdings Limited Amended and Restated 2008 Share Incentive Plan* (incorporated by reference to Exhibit 10.13 of the Registrant’s current report on Form 8-K dated November 5, 2009 (File No. 333-158336)).

10.14	Executive Employment Agreement between SearchMedia Holdings Limited and Wilfred Chow dated December 30, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K dated January 6, 2010 (File No. 333-158336)).*

21.1	Subsidiaries of SearchMedia Holdings Limited

31.1	Section 302 Certification of Chief Executive Officer**

31.2	Section 302 Certification of Chief Financial Officer**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

99.1	Proxy Statement/Prospectus (incorporated by reference to the Proxy Statement/Prospectus on Form 424(b)(3) filed with the Securities and Exchange Commission on October 5, 2009).

99.2	Press release dated November 2, 2009. (incorporated by reference to Exhibit 99.2 of the Registrant’s current report on Form 8-K (File No. 333-158336)).

*	Management contract or compensatory plan or arrangement

**	Filed herewith

***	Furnished herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCHMEDIA HOLDINGS LIMITED
By:	/s/ Paul Conway
Paul Conway
Chief Executive Officer (Principal Executive Officer)

Dated: October 29, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Fried Robert Fried	Co-Chairman of the Board, Director	October 29, 2010

Qinying Liu	Co-Chairman of the Board, Director

/s/ Paul Conway Paul Conway	Chief Executive Officer (Principal Executive Officer)	October 29, 2010

/s/ Wilfred Chow Wilfred Chow	Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2010

/s/ Chi-Chuan Chen Chi-Chuan Chen	Director	October 29, 2010

/s/ Glenn Halpryn Glenn Halpryn	Director	October 29, 2010

Larry Lu	Director

Jianzhong Qu	Director

/s/ Steven D. Rubin Steven D. Rubin	Director	October 29, 2010

Earl Yen	Director

EXHIBIT INDEX

Description	Exhibit Number
Subsidiaries of the Company	21.1

Section 302 Certification of Chief Executive Officer	31.1

Section 302 Certification of Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *	32.2

*	Furnished herewith