Form 10-K/A
period 2009-12-31
Searchmedia Holdings Ltd
filed 2010-11-01
CIK 1460329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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
DOCUMENTS INCORPORATED BY REFERENCE
     None

EXPLANATORY NOTE
This Amendment on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”). On October 29, 2010, shortly after the Registrant submitted the Annual Report through the U.S. Securities and Exchange Commission’s EDGAR filing system, Dr. Xiaoming (Larry) Lu resigned as a member of the Registrant’s board of directors. The Registrant is filing this amendment to revise disclosures relating to Dr. Lu. In addition, the Registrant is filing this amendment to refile the signature page of the Annual Report in its entirety to reflect the signatures of a majority of the Registrant’s board of directors and to refile the Section 302 and 906 certifications of our Chief Executive Officer and Chief Financial Officer.

SEARCHMEDIA HOLDINGS LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

ii

PART I
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
Pursuant to the share exchange agreement and Business Combination, we entered into a voting agreement with China Seed Ventures, L.P., Qinyng Liu, Le Yang, Vervain Equity Investment Limited, Sun Hing Associates Limited, and Linden Ventures, each a previous SearchMedia International shareholder or warrantholder, and Frost Gamma Investments Trust, Robert Fried, Rao Uppaluri, Steven Rubin and Jane Hsiao, each a previous Ideation shareholder, which provides, among other things, that, for a period which commenced on October 30, 2009 and ends on October 30, 2012, each party to the voting agreement will agree to vote in favor of the director nominees nominated by the Ideation representative and the SearchMedia International representatives as provided in the share exchange agreement. Following the resignation of Dr. Lu, our board of directors consists of seven members. Under the terms of the voting agreement, the SearchMedia International representatives have the right to fill the vacancy resulting from Dr. Lu’s resignation, at which time our board of directors will consist of eight members. Under our Articles of Association, approval by a majority of the directors is required for many significant corporate actions. There are no mechanisms in the voting agreement or our Articles of Association which provide a mechanism to resolve a board deadlock. It is possible that our Board of Directors may be unable to obtain majority approval in certain circumstances, which would prevent us from taking actions that may be important to our business and operations.

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

PART II
ITEM 9B. OTHER INFORMATION.
On October 29, 2010, the roles and responsibilities of Jennifer Huang were changed from Chief Operating Officer to Director of Business Development.
On October 29, 2010, Dr. Lu resigned as a member of our board of directors.
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

     Garbo Lee
Effective December 7, 2007, Jieli Consulting and Ms. Lee entered into the executive employment agreement pursuant to which Ms. Lee served as the Chief Operating Officer and received a monthly salary of RMB 45,000 and a monthly housing allowance of up to RMB 25,000. Effective December 12, 2009, upon the expiration of the Jileli Consulting employment agreement, Ad-Icon Shanghai and Ms. Lee entered into the executive employment agreement pursuant to which Ms. Lee served as the President and received a monthly salary of RMB 45,000 and was also entitled to housing allowance of up to RMB 25,000. On January 11, 2010, the salary for Ms. Lee was adjusted upwards by the Compensation Committee to RMB 85,000 per month. Effective September 1, 2010, Ms. Lee’s compensation was adjusted to a monthly salary of RMB 15,000, and certain allowances of RMB 30,000 per month.
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

					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in		Option	Incentive Plan	Compensation	All Other
Name	Cash(1)	Stock Awards	Awards(2)	Compensation	Earnings	Compensation	Total

Chi-Chuan Chen	$3,334	—	$—	—	—	—	$3,334
Robert Fried	$3,334	—	$—	—	—	—	$3,334
Glenn Halpryn	$4,167	—	$—	—	—	—	$4,167
Larry Lu(3)	$3,334	—	$—	—	—	—	$3,334
Jianzhong Qu	$3,334	—	$—	—	—	—	$3,334
Steven Rubin	$3,334	—	$—	—	—	—	$3,334
Earl Yen	$4,167	—	$—	—	—	—	$4,167

(1)	Beginning on October 30, 2009, non-employee members of the board of directors are paid an annual cash fee of $20,000 payable per quarter. Committee chairmen receive an additional annual fee of $5,000.

(2)	No options were granted to non-employee directors during fiscal year 2009.

(3)	Dr. Lu resigned as a member of the board of directors on October 29, 2010.

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

		Percentage of Class of
	Ordinary Shares	Ordinary Shares
Beneficial Owner	Beneficially Owned (1)	Beneficially Owned (%)
Officers and Directors
Qinying Liu (2)	964,085	4.6%
Robert N. Fried(3)	1,227,465	5.7%
Steven D. Rubin(4)	310,500	1.5%
Earl Yen (5)	2,445,083	11.8%
Jianzhong Qu	—	*
Glenn Halpryn (6)	15,860	*
Chi-Chuan Chen	—	*
Garbo Lee(7)	30,389	*
Jennifer Huang(8)	84,871	*
Paul Conway	—	*
Wilfred Chow	—	*
All directors and executive officers as a group (10 persons)	4,993,382	23.17%

5% Holders
Dr. Phillip Frost, M.D.(9)	5,113,169	21.8%
Deutsche Bank AG, HK Branch(10)	2,399,995	11.6%
China Seed Ventures, L.P.(11)	2,445,083	11.8%

		Percentage of Class of
	Ordinary Shares	Ordinary Shares
Beneficial Owner	Beneficially Owned (1)	Beneficially Owned (%)
Linden Ventures II(12)	1,982,820	9.5%
Pine River Capital Management L.P. (13)	1,180,350	5.7%

*	The person beneficially owns less than 1% of SearchMedia Holdings’ outstanding common shares.

(1)	Based on 20,766,078 shares outstanding as of October 5, 2010.

(2)	Excludes 600,000 ordinary shares issuable to Mrs. Liu’s husband converted at the exchange ratio (0.0675374) and 40,522 ordinary shares beneficially owned by Mrs. Liu’s husband.

(3)	Includes exercisable warrants to purchase 593,793 ordinary shares.

(4)	Includes exercisable warrants to purchase 153,000 ordinary shares.

(5)	Consists of ordinary shares and warrants beneficially owned by China Seed Ventures, which may be deemed beneficially owned by Mr. Yen.

(6)	Includes ordinary shares and exercisable warrants to purchase 3,172 ordinary shares beneficially owned by Halpryn Capital Partners LLC.

(7)	Consists of options to purchase 30,389 ordinary shares.

(8)	Consists of 81,046 vested restricted shares awards units and exercisable warrants to purchase 3,825 ordinary shares.

(9)	Includes exercisable warrants to purchase 2,626,434 ordinary shares. The business address of Dr. Frost, M.D. is 4400 Biscayne Blvd., Suite 1500, Miami, FL 33137.

(10)	Includes exercisable warrants to purchase 255,427 ordinary shares. The business address of Deutsche Bank AG, HK Branch is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

(11)	Includes exercisable warrants to purchase 903,318 ordinary shares. The business address of China See Ventures, L.P. is Room 104 Building 18, No. 800 Huashan Road, Shanghai, China.

(12)	Includes exercisable warrants to purchase 714,025 ordinary shares. The business address of Linden Ventures II is C/O Appleby, 56 Admin Drive, Wickhams Cay 1, PO Box 3190, Road Town, Tortola, British Virgin Islands.

(13)	The business address of Pine River Capital Management L.P. is 601 Carlson Parkway Suite 330, Minnetonka, MN 55305.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
(a)(2) Financial Statement Schedules
(a)(3) Exhibits

2.1	Agreement and Plan of Merger, Conversion and Share Exchange by and among Ideation Acquisition Corp., the registrant, SearchMedia International Limited, the subsidiaries of SearchMedia International Limited, the subsidiaries of SearchMedia International Limited, Shanghai Jingli Advertising Co., Ltd. and certain shareholders and warrantholders of SearchMedia International Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

2.2	First Amendment to Agreement and Plan of Merger, Conversion and Share Exchange, dated as of May 27, 2009, by and among the registrant, Earl Yen, Tommy Cheung and Stephen Lau and Qinying Liu (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

2.3	Second Amendment to Agreement and Plan of Merger, Conversion and Share Exchange, dated as of September 8, 2009, by and among the registrant, Earl Yen, Tommy Cheung, Stephen Lau, Qinying Liu, Linden Ventures, Inc., Vervain Equity Investment Limited, Sun Hing Associates Limited and The Frost Group, LLC (incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

2.4	Third Amendment to Agreement and Plan of Merger, Conversion and Share Exchange, dated as of September 22, 2009, by and among the registrant, Ideation Acquisition Corp., Earl Yen, Tommy Cheung, Terrance Hogan, Qinying Liu, and Linden Ventures II (BVI), Ltd. (incorporated by reference to Exhibit 2.4 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

2.5	Fourth Amendment to Agreement and Plan of Merger, Conversion and Share Exchange, dated as of October 30, 2009, by and among the registrant, Ideation Acquisition Corp., Earl Yen, Tommy Cheung, Stephen Lau and Qinying Liu. (incorporated by reference to Exhibit 2.5 of the Registrant’s current report on Form 8-K dated November 5, 2009 (File No. 333-158336)).

3.1	Articles of Incorporation of ID Arizona Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

3.2	Bylaws of ID Arizona Corp. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

3.3	Memorandum and Articles of Association of SearchMedia Holdings Limited upon completion of redomestication. (incorporated by reference to Exhibit 3.3 of the Registrant’s current report on Form 8-K dated November 5, 2009 (File No. 333-158336)).

4.1	Specimen Unit Certificate of Ideation Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement of Ideation Acquisition Corp. on Form S-1 (Reg No. 333-144218))

4.2	Specimen Common Stock Certificate of Ideation Acquisition Corp. (incorporated by reference to Exhibit 4.2 to the Registration Statement of Ideation Acquisition Corp. on Form S-1 (Reg No. 333-144218))

4.3	Form of Warrant Certificate of Ideation Acquisition Corp. (incorporated by reference to Exhibit 4.3 to the Registration Statement of Ideation Acquisition Corp. on Form S-1 (Reg No. 333-144218))

4.4	Form of Warrant Agreement between the Ideation Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registration Statement of Ideation Acquisition Corp. on Form S-1 (Reg No. 333-144218))

4.5	Form of Warrant of SearchMedia Holdings Limited (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

4.6	Form of Unit Purchase Option to be granted to Lazard Capital Markets LLC (incorporated by reference to Exhibit 4.5 of the Registration Statement of Ideation Acquisition Corp. on Form S-1 (File No. 333-144218)).

10.1	Form of Registration Rights Agreement among SearchMedia International Limited, Deutsche Bank AG, Hong Kong Branch, Gentfull Investment Limited, Gavast Estates Limited, China Seed Ventures, L.P. and Linden Ventures II (BVI) (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.2	Form of Lock-Up between SearchMedia Holdings Limited and SearchMedia International Limited shareholders and warrantholders (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.3	Form of Management Lock-Up between SearchMedia Holdings Limited and SearchMedia International Limited shareholders and warrantholders (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).*

10.4	Form of Voting Agreement between SearchMedia International Limited, Qinying Liu, Le Yang, China Seed Ventures, L.P., Gentfull Investment Limited, Gavast Estates Limited, Linden Ventures II (BVI), Limited, Frost Gamma Investments Trust, Robert N. Fried, Subbarao Uppaluri, Steven D. Rubin and Jane Hsiao (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.5	Form of Employment Agreement with the SearchMedia International Limited executive officers (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).*

10.6	English Translation of Exclusive Technology Consulting and Service Agreement between Jieli Consulting and Jingli Shanghai, dated as of September 10, 2007 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.7	English Translation of Exclusive Call Option Agreement among Jingli Shanghai, its shareholders and Jieli Consulting, dated as of September 10, 2007 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.8	English Translation of Equity Pledge Agreement among Jingli Shanghai, its shareholders and Jieli Consulting, dated as of September 10, 2007 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.9	English Translation of Power of Attorney by the shareholders of Jieli Consulting dated as of September 10, 2007 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.10	English Translation of Loan Agreement between the shareholders of Jingli Shanghai and Jieli Consulting, dated as of September 10, 2007 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.11	Form of Securities Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders (incorporated by reference to Exhibit 10.1 of the Registration Statement of Ideation Acquisition Corp. on Form S-1 (File No. 333-144218)).

10.12	Letter Agreement, dated as of September 8, 2009, by and among Ideation Acquisition Corp. and certain investors of Ideation Acquisition Corp. and SearchMedia International Limited (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.13	SearchMedia Holdings Limited Amended and Restated 2008 Share Incentive Plan* (incorporated by reference to Exhibit 10.13 of the Registrant’s current report on Form 8-K dated November 5, 2009 (File No. 333-158336)).

10.14	Executive Employment Agreement between SearchMedia Holdings Limited and Wilfred Chow dated December 30, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K dated January 6, 2010 (File No. 333-158336)).*

21.1	Subsidiaries of SearchMedia Holdings Limited (incorporated by reference to Exhibit 21.1 of the Registrant’s annual report on Form 10-K for the year ended December 31, 2009 (File No. 333-158336)).

31.1	Section 302 Certification of Chief Executive Officer**

31.2	Section 302 Certification of Chief Financial Officer**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

99.1	Proxy Statement/Prospectus (incorporated by reference to the Proxy Statement/Prospectus on Form 424(b)(3) filed with the Securities and Exchange Commission on October 5, 2009).

99.2	Press release dated November 2, 2009. (incorporated by reference to Exhibit 99.2 of the Registrant’s current report on Form 8-K (File No. 333-158336)).

*	Management contract or compensatory plan or arrangement

**	Filed herewith

***	Furnished herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCHMEDIA HOLDINGS LIMITED
By:	/s/ Paul Conway
Paul Conway
Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Fried Robert Fried	Co-Chairman of the Board, Director	November 1, 2010

Qinying Liu	Co-Chairman of the Board, Director

/s/ Paul Conway Paul Conway	Chief Executive Officer (Principal Executive Officer)	November 1, 2010

/s/ Wilfred Chow Wilfred Chow	Chief Financial Officer (Principal Financial and Accounting Officer)	November 1, 2010

/s/ Chi-Chuan Chen Chi-Chuan Chen	Director	November 1, 2010

/s/ Glenn Halpryn Glenn Halpryn	Director	November 1, 2010

Jianzhong Qu	Director

/s/ Steven D. Rubin Steven D. Rubin	Director	November 1, 2010

Earl Yen	Director

EXHIBIT INDEX

Description	Exhibit Number
Section 302 Certification of Chief Executive Officer	31.1

Section 302 Certification of Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *	32.2

*	Furnished herewith