Form 10-Q
period 2010-03-31
Searchmedia Holdings Ltd
filed 2010-12-16
CIK 1460329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Quarterly Period ended March 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from to
Commission File Number: 0001-33800
SEARCHMEDIA HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	77-0688094

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Zhao Feng, Universe Building, 1800 Zhong Shan Xi Lu, Shanghai, China	200235

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: 86-21-64403190
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Number of shares outstanding of each of the registrants’s classes of Ordinary Shares at December 14, 2010: 20,858,661 of Ordinary Shares, $0.0001 par value per share.

SEARCHMEDIA HOLDINGS LIMITED
TABLE OF CONTENTS FOR FORM 10-Q

SEARCHMEDIA HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,846	$29,398
Restricted cash	170	270
Accounts receivable, net of allowance for doubtful accounts of $2,151 and $2,325 as of March 31, 2010 and December 31, 2009, respectively	12,228	12,996
Amounts due from related parties	5,174	2,840
Prepaid expenses and other current assets	6,393	4,656
Deferred tax assets	455	480

Total current assets	45,266	50,640
NON-CURRENT ASSETS
Property and equipment, net	1,311	1,405
Deposits for property and equipment	553	553
Intangible assets, net	873	1,276
Goodwill	45,300	45,891

Total assets	$93,303	$99,765

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,641	$9,013
Accrued expenses and other payables	14,988	15,898
Short-term borrowings	618	654
Acquisition consideration payable	16,724	16,381
Amounts due to related parties	415	346
Deferred revenue	1,789	1,902
Income taxes payable	6,927	6,855

Total current liabilities	51,102	51,049
NON-CURRENT LIABILITIES
Deferred tax liabilities	217	316

Total liabilities	51,319	51,365

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Shares — $0.0001 par value, 50,000,000 shares authorized, 20,766,078 and 20,758,368 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	119,813	122,922
Accumulated other comprehensive income	1,099	1,050
Accumulated deficit	(78,930)	(75,574)

Total shareholders’ equity	41,984	48,400

Total liabilities and shareholders’ equity	$93,303	$99,765

See notes to the consolidated financial statements

SEARCHMEDIA HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Advertising service revenues	$8,472	$10,898
Cost of revenues	(6,179)	(7,509)

Gross profit	2,293	3,389

Operating expenses
Sales and marketing expenses	(526)	(672)
General and administrative expenses	(2,380)	(3,778)

Total operating expenses	(2,906)	(4,450)

Loss from operations	(613)	(1,061)

Other income / (expense)

Interest expense	(13)	(536)
Decrease in fair value of liability warrant	—	525
Loss on impairment of goodwill	(1,677)	(11,861)
Loss on abandonment of lease	(1,292)	(153)
Other income / (expense), net	626	(485)

Loss before income taxes	(2,969)	(13,571)
Provision for income taxes	(387)	(781)

Net loss	$(3,356)	$(14,352)

Loss per share
Basic and diluted	$(0.16)	$(6.62)

Weighted average number of shares outstanding — Basic and diluted	20,761,814	2,169,269

See notes to the consolidated financial statements

SEARCHMEDIA HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	Common Stock		Additional	Other		Total	Comprehensive
	Number of		paid-in	comprehensive	Accumulated	shareholders’	Loss
	shares	Amount	Capital	income	deficit	equity	Amount

Beginning as of January 1, 2010	20,758,368	$2	$122,922	$1,050	$(75,574)	$48,400

Net loss	—	—	—	—	(3,356)	(3,356)	$(3,356)

Foreign currency exchange translation adjustment	—	—	—	49	—	49	49

Comprehensive Loss							$(3,307)

Repurchase of warrants	—	—	(3,809)	—	—	(3,809)

Exercise of warrants	7,710	—	9	—	—	9

Share-based compensation	—	—	691	—	—	691

Balance as of March 31, 2010 (unaudited)	20,766,078	$2	$119,813	$1,099	$(78,930)	$41,984

See notes to the consolidated financial statements.

SEARCHMEDIA HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,356)	$(14,352)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	99	109
Amortization of intangible assets	405	503
Share-based compensation	691	56
Deferred tax benefit	(74)	(377)
Decrease in fair value of note warrant liability	—	(525)
Loss on impairment of goodwill	1,677	11,861
Bad debt provision	(174)	324
Changes in operating assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	942	(1,400)
Amounts due from related parties	(2,334)	836
Prepaid expenses and other current assets	(1,737)	(1,929)
Increase / (decrease) in liabilities:
Accounts payable	628	(316)
Accrued expenses and other payables	(906)	4,300
Amounts due to related parties	69	(221)
Deferred revenue	(114)	169
Income taxes payable	71	660

Net cash used in operating activities	(4,113)	(302)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(47)
Cash paid for acquisitions, net of cash acquired	(716)	(1,815)

Net cash used in investing activities	(716)	(1,862)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted bank deposit	100	109
Repayment of short-term borrowings	(33)	—
Repurchase of warrants	(3,809)	—
Proceeds from issuance of convertible promissory notes and warrants	—	3,250
Proceeds from exercise of warrants	9	—

Net cash (used in) / provided by financing activities	(3,733)	3,359
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	10	—

Net (decrease) / increase in cash and cash equivalents	(8,552)	1,195
Cash and cash equivalents at beginning of the period	29,398	5,096

Cash and cash equivalents at end of the period	$20,846	$6,291

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	11	535
Cash paid for income taxes	327	821
Non-cash investing transactions:
Acquisition consideration payable	16,724	37,934
See notes to the consolidated financial statements

SEARCHMEDIA HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Principal activities and basis of presentation
(a) Principal activities
SearchMedia Holdings Limited (the “Company”, “SearchMedia Holdings”, “we”, “our” or “us”) is a holding company and, through its consolidated subsidiaries and variable interest entities (“VIEs”) (collectively, the “Group”), is principally engaged in the provision of advertising services in the out-of-home advertising industry. Out-of-home advertising typically refers to advertising media in public places, such as billboards, in-elevator displays, street furniture and transit area displays. The Group is one of the largest operators of integrated outdoor billboard and in-elevator advertising networks in China. The Group’s outdoor billboard and in-elevator platforms are complemented by its transit advertising platform, which together enables the Group to provide multi-platform, “one-stop shop” services for its local, national and international clients.
(b) Basis of presentation
The unaudited consolidated financial statements of the Group have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These interim financial statements should be read in conjunction with that report.
(c) Reclassification
Certain comparative figures have been reclassified to conform to current period’s presentation.
2. Summary of significant accounting policies
(a) Basis of preparation
The consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended March 31, 2010 and 2009, the Group’s net loss was $3,356 and $14,352, respectively, and the Group’s cash used in operating activities were $4,113 and $302, respectively.
Because the Group has been unable to generate net cash from operating activities, it has relied principally on cash provided by financing activities to fund its working capital requirements and to repay its obligations when they become due, including payments for its accrued expenses and other payables and acquisition consideration payable.
As discussed in Note 13, during the second and third quarters of 2010, the Group amended the earn-out agreements with the ex-owners of the following subsidiaries: Qingdao Kaixiang Advertising Co., Ltd, Beijing Wanshuizhiyuan Advertising Co., Ltd, Shanghai Haiya Advertising Co., Ltd, Shanghai Botang Advertising Co., Ltd, Wenzhou Rigao Advertising Co., Ltd., Wuxi Ruizhong Advertising Co., Ltd and Shenyang Jingli Advertising Co., Ltd. The amended earn-out agreements provides for the extension of the time period by one to more than two years for required cash and stock payments.
The consolidated financial statements include the financial statements of the Company, its consolidated subsidiaries and VIEs. All significant intercompany balances and transactions have been eliminated upon consolidation.

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
(c) Foreign currency transactions and translation
The Group’s reporting currency is the United States dollars (“US$”). The functional currency of the Company is the US$, whereas the functional currency of the Company’s consolidated subsidiaries and VIEs in the PRC is the Renminbi (“RMB”) and the functional currency of the Company’s subsidiaries in the Hong Kong Special Administrative Region (“HKSAR”) is the Hong Kong Dollars (“HK$”), as the PRC and HKSAR are the primary economic environments in which the respective entities operate. Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign currency. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.
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
The assets and liabilities of the Company’s consolidated subsidiaries and VIEs are translated into the US$ reporting currency using the exchange rate at each balance sheet date. Revenue and expenses of these entities are translated into US$ at average rates prevailing during the year. Gains and losses resulting from translation of these entities’ financial statements into the US$ reporting currency are recorded as a separate component of “accumulated other comprehensive income” within shareholders’ equity.
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
Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheets, and are recognized as revenue when the advertising services are rendered.
Revenue was net of business tax of $648 and $838 for the three months ended March 31, 2010 and 2009, respectively. Gross revenue for the three months ended March 31, 2010 and 2009 was $9,120 and $11,736, respectively.
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
(o) Share-based payments
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
(p) Income taxes
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
(q) Earnings/(loss) per share
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
(r) Segment reporting
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
(q) Recently issued accounting standards
In January 2010, the FASB issued Accounting Standards Update 2010-05 (ASU 2010-05), “Compensation — Stock Compensation (Topic 718)”. This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation and is effective immediately. The provisions of ASU 2010-05 did not have a material effect on the financial position, results of operations or cash flows of the Company and is effective immediately.
In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), “Fair Value Measurements and Disclosures (Topic 820)”: Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The provisions of ASU 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.
In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), “Subsequent Events (Topic 855).” The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810).” The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board (“IASB”) for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the financial position, results of operations or cash flows of the Company.
In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivative and Hedging (Topic 815).” All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity’s first fiscal quarter beginning after June 15, 2010. The provisions of ASU 2010-11 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.
In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), “Compensation—Stock Compensation (Topic 718).” This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU 2010-13 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.
3. Loss per share
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the three months ended March 31, 2010 and 2009. Diluted earnings per share is not done for periods in a loss position as this would be antidilutive. The information related to basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Numerator:
Net Loss	$(3,356)	$(14,352)

Denominator:
Weighted average shares outstanding — Basic and diluted	20,761,814	2,169,269
Loss per share — Basic and diluted	$(0.16)	$(6.62)
As of March 31, 2010, there were a total of 814,343 stock options and 746,008 warrants that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

4. Intangible assets
Intangible assets consist of the following:

	Weighted average	March	December
	amortization period	31, 2010	31, 2009
		(unaudited)
Gross amount
Customer relationship	0.5-3 years	$2,344	$2,343
Lease agreements	1-4 years	4,851	4,849

		7,195	7,192

Accumulated amortization
Customer relationship		(2,294)	(2,135)
Lease agreements		(3,100)	(2,854)

		(5,394)	(4,989)

Accumulated impairment
Customer relationship		(15)	(15)
Lease agreements		(913)	(912)

		(928)	(927)

Net intangible assets		$873	$1,276

     Amortization of intangible assets was allocated to the following categories of cost and expenses:

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cost of revenues	$246	$344
Sales and marketing expenses	159	159

Total amortization expenses	$405	$503

     Future expected amortization of intangible assets as of March 31, 2010 is as follows:

2010	$684
2011	189

$873

5. Goodwill
During the year ended December 31, 2008, the Group acquired several companies in the advertising businesses. These acquisitions were unrelated to each other. Pursuant to a series of acquisition agreements signed with each of the acquired entities’ ex-owners in 2008 (“original acquisition agreements”), the purchase consideration for each acquisition would be settled in cash and is contingent based on the operational results agreed and confirmed by the Group and each of the acquired entities’ ex-owners for each individual 12-month period in a 2-year earn-out period following respective acquisition dates (“earn-out period”).
The contingent purchase price consideration for each entity is payable when each individual 12-month period during the earn-out period is completed and the operational results were agreed and confirmed. As such, the purchase price allocation cannot be completed until the contingencies are resolved. Therefore, the contingent consideration was not determinable beyond a reasonable doubt at the date of acquisition, and no goodwill was recognized due to the contingent nature of the consideration. However, a liability is recorded for the estimated fair value of identifiable net assets acquired, which represents the amount of negative goodwill upon initial purchase price allocation. Upon resolution of the contingency, adjustment to goodwill or against the identifiable net assets is to be made in accordance with SFAS No. 141 (“ASC Topic 805”).
Management performs a goodwill impairment test for each of its reporting units as of December 31 of each year or when circumstances change that would more likely than not that the carrying amount of goodwill may be impaired. As a result of impairment tests, the Group recorded a goodwill impairment loss of $1,677 and $11,861 for the three months ended on March 31, 2010 and 2009, respectively.
During the first quarter of 2010, the contingent consideration in connection with the second 12-month earn-out period of Shanghai Haiya Advertising Co., Ltd. (“Haiya”), Shanghai Botang Advertising Co., Ltd. (“Botang”) and Ad-Icon Company Limited (“HK Ad-Icon”) were resolved and is estimated to be $1,075. These amounts were recorded as additional goodwill and were immediately impaired as there has been no material changes in the fair value of the reporting unit subsequent to December 31, 2009, the most recent impairment analysis date.
The Group applied the income approach to estimate the fair value of its reporting units for goodwill impairment tests. The key assumptions used in this approach, which requires significant management judgment, include business assumptions, growth rate, terminal value, discount rate, and tax amortization benefit.
The changes in carrying amount of goodwill are as follows:

	March 31,	December 31,
	2010	2009
	(unaudited)
Beginning balance of goodwill	$45,891	$12,955
Goodwill recorded as a result of contingent consideration resolved	1,075	48,672
Impairment of goodwill	(1,677)	(15,749)
Translation adjustment	11	13

Ending balance of goodwill	$45,300	$45,891

6. Accrued expenses and other payables
Accrued expenses and other payables consist of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Accrued payroll and staff benefits	$2,221	$2,559
Accrued professional fee	1,855	2,852
Business tax and surcharges payable	8,120	7,074
Contingent liabilities (Note 12(c))	844	844
Accrued liabilities for abandonment of lease	1,889	597
Other accrued liabilities	59	1,972

Total accrued expenses and other payables	$14,988	$15,898

7. Warrant
The Company has a total of 13,400,000 warrants outstanding prior to the business combination. Each warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $6.00 to $8.00 per share at any time commencing on the completion of a business combination. The warrants have a four years term and will expire in November 2011.
The Company issued 1,519,182 warrants to the SearchMedia International shareholders or warrantholders in the business combination and 428,219 warrants to the note holder.
Each of the warrants issued to a SearchMedia International shareholder, warrantholder or note holder in the business combination entitles the registered holder to purchase one share of SearchMedia Holding’s common stock at a price ranging from $0.0001 to $8.14 per share, subject to adjustment, at any time. The exercise price and number of ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below their respective exercise prices. The warrants will expire three years from the date of issuance of such warrant.
During January 2010, the Company repurchased in aggregate, 1,738,500 warrants in the open market for total consideration of $3,809 under a Board authorized plan. 7,710 warrants were exercised during the first quarter of 2010 and the Company received net proceed of $8.7 thousand. As of March 31, 2010, there were 13,601,191 warrants outstanding.
8. Share-based payments
Effective on January 1, 2008, the board of directors and shareholders of the SearchMedia International approved and adopted the 2008 Share Incentive Plan (the “Share Incentive Plan”) which provides for the granting of up to 1,796,492 share options and restricted share units to the eligible employees to subscribe for ordinary shares of SearchMedia International. The granted stock options and restricted share units were subsequently converted into SearchMedia Holdings’ stock options and restricted shares on October 30, 2009 in the business combination pursuant to the Share Exchange Agreement.
(a) Share options
Details of stock options activity during the first quarter of 2010 was as follows:

		Weighted	Weighted
		average	average
		exercise	remaining
	Number of	price per	contractual	Aggregate
	options	share	term	fair value
Balance as of January 1, 2010	423,797	3.19
Granted	770,000	6.86		1,929
Forfeited	(30,392)	7.02		(55)

Balance as of March 31, 2010	1,163,405	5.52	9.16 years

Options exercisable at March 31, 2010	321,614	3.90	8.41 years

The Company determined the estimated grant-date fair value of share options based on the Binomial Tree option-pricing model using the following assumptions:

Options granted to employee:	2010	2009
Risk-free rate of return	1.54%	3.43%
Weighted average expected option life	10 years	10 years
Expected volatility rate	64.0%	63.30%
Dividend yield	0%	0%
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
During the first quarter of 2010, 545,000 options to purchase common shares of the Company were granted to senior executives of the Company with the options vesting one-third annually over a three year period. A total of 225,000 options were also granted to Board members with vesting one year from the date of grant.
The amount of compensation cost recognized for these share options was $401 and $22 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, unrecognized share-based compensation cost in respect of granted share options amounted to $2,394.
(b) Restricted share units
Detail of restricted share unit activity during the first quarter of 2010 was as follows:

			Weighted
	Number of		average
	restricted		remaining
	share units	Grant-date	contractual
	granted	fair value	term
Balance as of January 1, 2010	463,779
Granted	100,000	605
Forfeitures	—

Balance as of March 31, 2010	563,779		8.92 years

Units vested as of March 31, 2010	264,730		8.88 years

During the first quarter of 2010, 100,000 restricted shares were granted to a senior executive of the Company with the shares of restricted stock vesting on the third year anniversary of the date of grant. The fair value of the restricted share units was estimated using the closing quoted market price at the date of grant.
The Group recognized compensation cost (included in general and administrative expenses in the consolidated statements of operations) for these restricted share units of $290 and $34 for the three months period ended March 31, 2010 and 2009, respectively.
As of March 31, 2010, unrecognized share-based compensation cost in respect of granted restricted share units amounted to $1,335, which is expected to be recognized over a weighted average period of 16.5 months.
9. Related party transactions and balances

(a) Related party transactions
In the ordinary course of business, the Group enters into certain transactions with its related parties. Management believes that these related party transactions were conducted at normal commercial terms. For the periods presented, material related party transactions are summarized as follows for the three months ended March 31, 2010 and 2009:

		Three Months Ended March 31,
	Note	2010	2009
		(unaudited)	(unaudited)
Revenue from provision of advertising services	(i)	$141	$1,106

Expenses for leases of advertising space	(ii)	$244	$254
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
(b) Amounts due from / to related parties are analyzed as follows:

		March 31,	December 31,
	Note	2010	2009
		(unaudited)
Customer payments collected on behalf of the Group	(i)	$3,870	$2,018

Receivables for provision of advertising services	(ii)	505	453

Advances to ex-owners of acquired companies	(iii)	799	369

Due from related parties		$5,174	$2,840

Operating expenses paid on behalf of the Group	(iv)	112	195

Payables for the lease of advertising space	(v)	303	151

Due to related parties		$415	$346

Note:
(i) Represents customer payments collected by the Company’s shareholders and senior management personnel of Jingli’s acquired subsidiaries on behalf of the Group companies which had not been remitted to the Group companies as of the balance sheet date. During the three months ended March 31, 2010 and 2009, certain customers remitted cash to affiliated companies controlled by shareholders of the Company and senior management personnel of certain subsidiaries of the Company to settle the amounts they owed to the Group. The amounts received by the shareholders and the senior management personnel are repaid back to the Group on a periodic basis. The balance is expected to be repaid to the Group within 12 months.

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
10. Interest expense

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Bank loan interest	$13	$7
Convertible promissory notes interest	—	450
Interest on short-term loan from a third party lender	—	79

Total interest expense	$13	$536

During 2009, SearchMedia International issued convertible promissory notes to investors prior to the business combination. All these notes were either repaid or converted into SearchMedia Holdings’ common stocks or warrants upon the business combination with SearchMedia International Limited as of October 31, 2009.
11. Income taxes
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
For the three months ended March 31, 2010 and 2009, substantially all of the Group’s income before income taxes is derived from the PRC. Income tax expense consists of the following:

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Current tax
- PRC	$442	$1,092
- HK	18	9
Deferred tax
- PRC	(73)	(320)
- HK	—	—

Total income tax expense	$387	$781

The actual income tax expense reported in the consolidated statements of operations differs from the expected income tax expense computed by applying the PRC statutory tax rate of 25% for the quarter ended March 31, 2010 and 2009, respectively to income before income taxes as a result of the following:

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Computed expected tax expense	$(742)	$(3,393)
Effect of differential tax rate on income of Ad-Icon	(9)	(4)
Effect of non-PRC entities not subject to income tax	302	397
Non-deductible expenses	432	3,028
Tax loss which no deferred tax asset was recognized	404	884
Income not subject to tax	—	(131)

Actual income tax expense	$387	$781

Non-deductible expenses primarily represent goodwill impairment which is not deductible for tax purpose and entertainment expenses in excess of statutory limits for tax purpose.
The tax effects of the Group’s temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2010	2009
	(unaudited)
Deferred tax assets-current:
- Tax loss carried forwards of a subsidiary	$23	$23
- Allowance for doubtful accounts	405	430
- Accrued expenses	27	27

	455	480
Deferred tax liabilities — non-current:
Intangible assets	(217)	(316)

Net deferred tax assets	$238	$164

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
For the three months ended March 31, 2010 and 2009, the Group did not have unrecognized tax benefits, and it does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalties related to unrecognized tax benefits were accrued at the date of initial adoption of FIN 48 and as of March 31, 2010 and December 31, 2009.
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
12. Commitments and contingencies
(a) Operating lease commitments
The Group leases space primarily inside elevators, light boxes and billboards to display the content of its customers’ advertisements, and office premises under operating lease arrangements. These operating leases do not contain provisions for contingent rentals.
Rental expenses under operating leases were allocated to the following categories of cost and expenses:

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cost of revenues	$6,088	$6,873
General and administrative expenses	236	472

Total rental expenses	$6,324	$7,345

As of March 31, 2010 future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year
2010	$15,408
2011	6,565
2012	3,070
2013	696
2014	181
Thereafter	11

$25,931

(b) Capital commitment
The Group has no material capital commitment as of March 31, 2010.
(c) Contingency
The Group is periodically involved in legal proceedings and has made full provision for operational claims of $844 as of March 31, 2010. Some complaints received after March 31, 2010 was disclosed under subsequent events.
13. Subsequent events
The Company evaluated all events and transactions after March 31, 2010 through the date these financial statements were issued and the material subsequent events were as follows:
During the second and third quarters of 2010, the Company amended the earnout agreements with the following subsidiaries: Qingdao Kaixiang Advertising Co., Ltd, Beijing Wanshuizhiyuan Advertising Co., Ltd, Shanghai Haiya Advertising Co., Ltd, Shanghai Botang Advertising Co., Ltd, Wenzhou Rigao Advertising Co., Ltd., Wuxi Ruizhong Advertising Co., Ltd and Shenyang Jingli Advertising Co., Ltd. The amended earnout agreements provides for the extension of the time period by one to more than two years for required cash and stock payments. The amended earnout agreements also provided for the extension of the employment agreements of certain key members of management of these subsidiaries.
On April 22, 2010, the Company received a notice from the NYSE Amex LLC (“Amex”), indicating that it was not in compliance with Amex’s continued listing criteria because the Company did not timely file its Annual Report on Form 10-K for the year ended December 31, 2009. On May 5, 2010, the Company submitted to Amex an initial Plan of Compliance, setting forth actions the Company had taken and would take to bring the Company into compliance. On May 25, 2010, the Company received a notice from Amex, indicating that it was not in compliance with Amex’s continued listing criteria because the Company did not timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2010. On June 8, 2010, the Company submitted to Amex a supplemental plan of compliance, setting forth actions the Company had taken and would take to bring the Company into compliance. Amex initially accepted the Company’s Plan of Compliance, as supplemented, on June 22, 2010 and extended the deadline for compliance such that the Company’s filing of Annual Report on Form 10-K on or before October 15, 2010 and the Company’s filing of its first quarter Form 10-Q on or before November 15, 2010 would bring the Company into compliance with the standards set forth in Amex delinquency notices. On October 13, 2010, the Company amended its Plan of Compliance and requested an additional extension to file the Form 10-K by October 29, 2010 and the 2010 first quarter Form 10-Q by December 15, 2010. These requests were approved by Amex on October 21, 2010. The Company submitted its Form 10-K on October 29, 2010.
On June 26, 2010, the Company completed its acquisition of Zhejiang Continental Advertising Co., Ltd. (“Continental”) in a combination of cash and stock transaction. The stock component of the transaction is expected to be paid in 2012, based on Continental’s 2011 financial performance and the Company’s 2012 stock price.
A complaint was filed on June 23, 2010 by an ex-owner of Xinshichuang claimed for unpaid acquisition considerations and other expenses of approximately $1.3 million. The Company has vigorously contested such claim and we believe such claim does not have merit.
A shareholder complaint was filed on September 13, 2010 by Sid Murdeshwar against the Company and certain of the Company’s current and former directors and officers (the “Individual Defendants”) as a purported class action on behalf of the Company’s shareholders in the United States District Court for the Central District of California. The case was filed under the caption Sid Murdeshwar, Individually and on Behalf of All Others Similarly Situated, Plaintiff v. SearchMedia Holdings Limited f/k/a Ideation Acquisition Corp., Robert N. Fried, Phillip Frost, Rao Uppaluri, Steven D. Rubin, Glenn Halpryn, Thomas E. Beier, David

H. Moskowitz, Shawn Gold, Garbo Lee, Paul Conway, Qinying Liu, Earl Yen, and Jennifer Huang, Defendants. The complaint alleges, among other things, that the Company’s directors violated the federal securities laws by making false and misleading statements regarding Ideation’s acquisition of the target company, SearchMedia International and by overstating SearchMedia International’s financial results. The complaint further alleges that the Individual Defendants are liable for the alleged misrepresentations as controlling persons. The complaint seeks certification of a class of the Company’s shareholders, an award of compensatory damages, an award of reasonable fees and costs incurred in this action, and such other relief as the Court deems just and proper.
In addition, we have been notified that the U.S. Securities and Exchange Commission, Los Angeles Regional Office, is conducting a formal investigation regarding the issues that are the subject of our restatement of financial results announced on August 20, 2010. We intend to cooperate fully with the SEC during this investigation process.
We cannot predict the costs or potential liabilities that may arise in connection with the purported class action, SEC investigation or any other related investigation or litigation.
In August 2010, subject to stockholder approval, the Board approved an increase of the number of authorized shares to be awarded under 2008 Plan from 1,796,492 shares to 3,000,000 shares which may be granted to designated employees, directors and consultants of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2009 filed by the Company with the Securities and Exchange Commission (“SEC”).
As used in this report, the terms “Company”, “SearchMedia Holdings”, “we”, “our” and “us” refer to SearchMedia Holding Limited.
PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. The forward-looking statements are based on the current expectations of SearchMedia Holdings and are subject to certain risks, uncertainties and assumptions, including but not limited to, those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.
Investors are also advised to refer to the information in our previous filings with the SEC, especially on Forms 10-K, 10-Q, 8-K and 6-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
RECENT ACCOUNTING PRONOUNCEMENT
In January 2010, the FASB issued Accounting Standards Update 2010-05 (ASU 2010-05), “Compensation — Stock Compensation (Topic 718)”. This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation and is effective immediately. The provisions of ASU 2010-05 did not have a material effect on the financial position, results of operations or cash flows of the Company and is effective immediately.
In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), “Fair Value Measurements and Disclosures (Topic 820)”: Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The provisions of ASU 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.
In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), “Subsequent Events (Topic 855).” The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.
In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810).” The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board (“IASB”) for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the financial position, results of operations or cash flows of the Company.
In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivative and Hedging (Topic 815).” All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity’s first fiscal quarter beginning after June 15, 2010. The provisions of ASU 2010-11 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.
In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), “Compensation-Stock Compensation (Topic 718).” This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU 2010-13 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009
The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of operations for the quarters ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease) %
(Amounts in thousands)	(unaudited)	(unaudited)
Revenues	$8,472	$10,898	$(2,426)	(22%)
Cost of revenues	(6,179)	(7,509)	1,330	(18%)

Gross profit	2,293	3,389	(1,096)	(32%)

Operating expenses
Sales and marketing expenses	(526)	(672)	146	(22%)
General and administrative expenses	(2,380)	(3,778)	1,398	(37%)

Total operating expenses	(2,906)	(4,450)	1,544	(35%)

Loss from operations	(613)	(1,061)	448	(42%)
Interest expense, net	(13)	(536)	523	(98%)
Decrease in fair value of liability warrant	—	525	(525)	(100%)
Loss on impairment of goodwill	(1,677)	(11,861)	10,184	(86%)
Loss on abandonment of lease	(1,292)	(153)	(1,139)	744%
Other income / (expense), net	626	(485)	1,111	(229%)

Total other (expense)	(2,356)	(12,510)	10,154	(81%)

Loss before income taxes	(2,969)	(13,571)	10,602	(78%)
Provision for income taxes	(387)	(781)	394	(50%)

Net loss	$(3,356)	$(14,352)	$10,996	(77%)

Revenue. We generate our revenues from providing advertising services over our network which consists primarily from our billboard, transit and elevator poster frame platforms.
Revenue was net of business tax of $0.6 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. Gross revenue for the three months ended March 31, 2010 and 2009 was $9.1 million and $11.7 million, respectively.
Revenues for the quarter ended March 31, 2010 were $8.5 million compared to $10.9 million for the quarter ended March 31, 2009. Revenue in 2010 decreased primarily due to expiration of certain billboard contracts and delay of certain billboard advertising campaigns in the first quarter of 2010 to the second quarter and a decrease in revenue from our Jingli subsidiary as a result of a smaller elevator network, which declined from $1.0 million in the first quarter of 2009 to $0.6 million in the first quarter of 2010. The decreases were partially offset by a $0.2 million increase in the first quarter of 2010 revenues from one of our elevator subsidiaries. We intend to increase the number of contracts in the future in addition to increasing the average revenue per contract.
Cost of revenues. The cost of revenues consists primarily of operating lease cost of advertising space for displaying advertisements, depreciation of advertisement display equipment, amortization of intangible assets relating to lease agreements and direct staff and material costs associated with production and installation of advertisement content.
Cost of revenues for the quarter ended March 31, 2010 was $6.2 million compared to $7.5 million for the quarter ended March 31, 2009. The cost of revenues for both periods primarily consisted of leasing cost to site owners and managers. The cost of revenues as a percentage of revenues was 72.9% for the quarter ended March 31, 2010, as compared to 68.9% for the quarter ended March 31, 2009. This increase was due primarily to changes in the mix of service offerings and the cost associated with our network expansion, and lower utilization rate in early 2010. We intend to increase our margins in the future through enhancing our occupancy rates while also increasing our average revenue per contract.
Gross profit. Our gross profit declined from $3.4 million in 2009 to $2.3 million in 2010 primarily due to a decrease in operating profits at two of our billboard subsidiaries by $2.0 million due to the increase in billboard concession cost. The decrease of the gross profit was partially offset by the increase of our elevator business.
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
Total operating expenses for the quarter ended March 31, 2010 were $2.9 million compared to $4.5 million for the quarter ended March 31, 2009. The components of operating expenses are set forth below:
•	Sales and marketing expenses. Sales and marketing expenses declined from $0.7 million for the quarter ended March 31, 2009 to $0.5 million for the quarter ended March 31, 2010, primarily as a result of the reduction of sales commissions, which decreased by $0.2 million in 2010 compared to 2009 primarily due to lower sales revenues.

•	General and administrative expenses. General and administrative expenses decreased from $3.8 million for 2009, to $2.4 million for 2010.

The following table describes our general and administrative expenses for the quarters ended March 31, 2010 and 2009. The decrease in bad debt expenses is primarily due to a subsequent settlement of accounts receivable for elevator subsidiaries. The increase in share-based compensation is partly due to new options granted. Staff cost declined from $1.1 million to $0.6 million as a result of increased efficiencies in our infrastructure and a reduction in staff. Professional fees in 2010 were $0.8 million lower than in 2009, primarily due to the decrease of one-time expenses related to the completion of the merger.

	Three Months Ended March 31,
	2010	2009
(Amounts in thousands)	(unaudited)	(unaudited)
Staff cost	$643	$1,055
Professional fees	320	1,082
Rental expense	236	472
Bad debt (reversal) / provision	(174)	614
Share-based compensation	691	56
Others	664	499

	$2,380	$3,778

Other expenses. Total other expenses for the quarter ended March 31, 2010 were $2.4 million compared to $12.5 million for the quarter ended March 31, 2009. Significant components of the other expenses are set forth below:
•	Interest expense. Interest expense decreased by $0.5 million in 2010 compared to 2009. The 2009 amount primarily relates to the interest of $0.5 million on the convertible promissory notes. Interest expense costs in the first quarter of 2010 were mainly related to the short term bank loan.

•	Loss on impairment of goodwill. As a result of the reduction of the estimated value of as part of annual impairment tests, goodwill was reduced by $1.7 million in the first quarter of 2010 and $11.9 million in the first quarter of 2009.

•	Loss on abandonment of lease. For our elevator subsidiary Jingli, we determined that a substantial portion of rental elevators may not be utilized in the future due to the decision to optimize the media assets. As a result, we recorded a $1.3 million abandonment loss in the first quarter of 2010 and $0.2 million in the first quarter of 2009.

•	Provision for income taxes. Income tax expense decreased from $0.8 million in the first quarter of 2009 to $0.4 million in the first quarter of 2010. Although we had consolidated net loss, the PRC statutory tax rate was 25% for our subsidiaries with taxable income. Increase in income tax expense was also due to the fact that our administrative and interest expenses and certain operating expenses for our consolidated variable interest entities were not deductible for income tax purposes.
Net loss. As a result of the foregoing, we had a net loss of $3.4 million for the quarter ended March 31, 2010, as compared to a net loss of $14.4 million for the quarter ended March 31, 2009.
Cash Flow Analysis
The following table presents a summary of our cash flows and beginning and ending cash balances for the quarters ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
(Amounts in thousands)	(unaudited)	(unaudited)
Net cash used in operating activities	$(4,113)	$(302)
Net cash used in investing activities	(716)	(1,862)
Net cash (used in) / provided by financing activities	(3,733)	3,359
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	10	—

Net (decrease) / increase in cash and cash equivalents	(8,552)	1,195

Cash and cash equivalents at beginning of the period	$29,398	$5,096

Cash and cash equivalents at end of the period	$20,846	$6,291

Cash Flows from Operating Activities. Net cash used in operating activities was $4 million and $0.3 million for the quarters ended March 31, 2010 and 2009, respectively. The increase in net cash used in operating activities was primarily due to the $5.4 million increase for working capital. The increase was partially offset by the decrease of net loss from $14.4 million in 2009 to $3.4 million in 2010. The increased cash out-flow was also attributed to the increase of payments due from related parties for period ended March 31, 2010 compared to 2009.
Cash Flows from Investing Activities. Net cash used in investing activities was $0.7 million and $1.9 million for the quarters ended March 31, 2010 and 2009, respectively. The $1.2 million decrease in cash used in investing activities in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to a $1.1 million decrease in cash paid for acquisitions in the first quarter of 2010 compared to the first quarter of 2009.

Cash Flows from Financing Activities. Net cash used in financing activities were $3.7 million for the quarter ended March 31, 2010 and net cash provided by financing activities was $3.4 million for the quarter ended March 31, 2009. The $7.1 million increase in net cash used in financing activities in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to a $3.8 million repurchase of warrants in 2010 and a $3.3 million proceeds from issuance of convertible promissory notes and warrants in 2009.
Cash
Our cash balance at March 31, 2010 was $20.8 million, representing a decrease of $8.6 million from $29.4 million at December 31, 2009. The decrease was mainly attributable to three reasons: 1) a $3.4 million working capital decrease in the first quarter of 2010; 2) a total earn-out payment of $0.7 million to the ex-owners of subsidiaries; and 3) the repurchase of warrants for $3.8 million.
Liquidity and Capital Resources
Net current liabilities increased by $5.4 million to $5.8 million at March 31, 2010 as compared to the net current liabilities at December 31, 2009. Total current assets decreased by $5.3 million from $50.6 million at December 31, 2009 to $45.3 million at March 31, 2010. The decrease in current assets was primarily due to the decrease in cash of $8.6 million, including a $3.8 million repurchase of the Company warrant on the open market.
We are obligated to pay earn-out payments over the next two to three years in connection to our acquisitions of a number of advertising businesses. The amount of earn-out consideration typically depends, among other factors, on the annual financial results of an acquired entity in a two-year post-closing period starting from the date of acquisition based on mutual agreement by the Company and the ex-owners of the subsidiaries. Our acquisition payable was approximately $16.7 million as of March 31, 2010 including earn-out consideration with respect to the relevant acquired entities’ financial results for 2008 and 2009.
During the second and third quarters of 2010, we amended the earn-out agreements with seven of our subsidiaries. The amended earn-out agreements provide for the extension of the time period by one to more than two years for required cash and stock payments. As a result of the aforementioned amendments and previous payments, we estimate the remaining earn-out payable is approximately $23.8 million. Of such payable approximately $5.9 million is payable within the next twelve months and $17.9 million is payable after the next twelve months and within the next two to three years. We also estimate that more than 50% of the estimated earn-out payable is payable in stock. Based on the performance of the acquired companies to date and forecast for the rest of the payment period we believe that we currently have sufficient capital to pay the required earn-out payments over the next twelve months. However, due to a variety of factors which cannot presently be ascertained, including without limitation, the amount of working capital that we have available, and the financial performance of both the Company and the acquired companies entitled to receive an earn-out payment, we may not have sufficient liquidity to meet our earn-out obligations. If we do not have sufficient liquidity to meet our earn-out obligations when they come due, and such failure cannot be remedied through renegotiation of the terms of such earn-outs with the acquiring companies or the raising of the required proceeds on reasonable terms, our cash flows are likely to be adversely and materially impacted.
Our short-term borrowing of $0.6 million as of March 31, 2010 represents a short-term bank loan guaranteed by management personnel of a subsidiary, bears interest at LIBOR minus 1%, has maturity through April 2010 and does not contain any financial covenants.
We anticipate that our material capital expenditures for the next twelve months will be approximately $1 million for frames and billboard structures, and operating lease obligations of $14.2 million. We believe that we will be able to fund our capital expenditures, operating lease payments and our anticipated operating cash requirements for at least the next twelve months and satisfy any remaining obligations from our working capital and anticipated cash flows from operations.
In addition, we may need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If we ever determine that our cash requirements exceed our amounts of cash and cash equivalents on hand, we may seek to issue debt or equity securities or obtain a credit facility. Any issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants. It is possible when we need additional cash resources, financing will only be available to us in amounts or on terms not acceptable to us or that financing will not be available at all.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of March 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. As a result of previously disclosed material weaknesses in our internal control over financial reporting that remain unremediated as of March 31, 2010, identified below, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and (2) that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required disclosure.
Internal Control over Financial Reporting
In assessing the effectiveness of our internal control over financial reporting as of December 31, 2009, management identified material weaknesses in our internal control over financial reporting relating to the following:
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
The results of these material weaknesses in our internal control over financial reporting and the impact of these weaknesses on our results of operations were more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009.
Our management has discussed the material weakness in our internal control over financial reporting described above with our audit committee and our audit committee has approved and adopted a remediation plan from the management to address these material weaknesses. During the quarterly period ended March 31, 2010 and through the date of this filing, we made continuous changes to our internal control over financial reporting in order to address and remediate the material weaknesses identified:
•	We appointed a new Chief Financial Officer in January 2010, replaced certain accounting personnel and hired more qualified accountants at its corporate offices and subsidiary locations.

•	We have established our process and procedures governing our internal reporting. We also performed analytical and detail review of all general ledger accounts, prepared and independently reviewed critical information for financial reporting.

•	We have enhanced our procedure documentation for unusual or infrequent transactions, such as business valuation and acquisitions, and engaged qualified third party specialists to assist management with preparing documentation to support such transactions and their disclosure in our financial statements.

•	We identified key internal control points and continue to design and implement effective controls for each business cycle, particularly with regard to revenues recognition, accounts receivable, related party transactions and payments approval.

•	The Company’s legal counsel together with external consultants have developed a set of written compliance policies on topics related to fiduciary duties of officers and directors; Foreign Corrupt Practices Act risks; insider trading; Code of Business Ethics and Conduct and Sarbanes Oxley. We also set up an independent third party whistleblower hotline. We plan to provide regular tailored training to relevant senior management.
Pursuant to Exchange Act Rule 13a-15(d), our efforts described above constituted material changes to the internal control structure. Not all the material weaknesses noted in the earlier filings have been remediated as of March 31, 2010 and we implemented further changes to our internal control over financial reporting through the date of this filing. Our efforts involved management, outside consultants and our audit committee, which approved and provided oversight in the execution of the remediation plan. We intend to allocate a sufficient level of resources to ensure that our internal control structure will continue to improve and functions properly and effectively.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     Not required for smaller reporting companies, as defined in Rule12b-2 of the Exchange Act.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During January 2010, we repurchased an aggregate of 1,738,500 warrants in the open market for a total consideration of $3.8 million under a plan authorized by the board of directors. On December 29, 2009, the board of directors authorized a plan to repurchase up to a value of $5.0 million in common stock or warrants. This plan does not have an expiration date.
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Warrants Purchased as	Value of Warrants that May
			Part of Publicly	Yet Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or Programs
Period	Warrants Purchased	per Warrant	Programs	(Amount in thousands)
January 1 – January 31, 2010	1,738,500	$2.2	1,738,500	$1,191
February 1 – February 28, 2010	—	—		$1,191
March 1 – March 31, 2010	—	—	—	$1,191
Total	1,738,500	2.2	1,738,500	$1,191
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.
Item 6. Exhibits.
Exhibits:
10.1	Executive Employment Agreement between SearchMedia Holdings Limited and Wilfred Chow dated December 30, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K dated January 6, 2010).*

10.2	Executive Employment Agreement between SearchMedia Holdings Limited and Paul Conway dated February 1, 2010 incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K dated February 3, 2010).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARCHMEDIA HOLDINGS LIMITED
Date: December 15, 2010	By:	/s/ Paul Conway
Paul Conway
Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2010	By:	/s/ Wilfred Chow
Wilfred Chow
Chief Financial Officer (Principal Financial and Accounting Officer)