Form 10-K
period 2014-12-31
Tiger Media, Inc.
filed 2015-04-15
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 333-158336

TIGER MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0688094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2650 North Military Trail, Suite 300,

Boca Raton, Florida 33431

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 757-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0005 par value per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

On June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $19,671,341.

The number of shares outstanding of the registrant’s common stock, as of April 1, 2015, was 13,888,454.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014 are incorporated herein by reference in Part III.

TIGER MEDIA, INC.

TABLE OF CONTENTS FOR FORM 10-K

i

PART I

Item 1.	Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this annual report, which are incorporated herein by this reference.

On December 31, 2014, Tiger Media, Inc. (the “Company” or “Tiger Media” or “IDI”) was a Cayman Islands exempted company. As such, Tiger Media qualified as a “foreign private issuer” as defined under the U.S. Federal securities laws. On March 20, 2015, Tiger Media, as part of a merger transaction, which is described in greater detail in this report (the “Merger”), domesticated from the Cayman Islands to Delaware as a Delaware corporation (the “Domestication”). As a result of the Domestication, Tiger Media no longer qualifies as a foreign private issuer and immediately began filing reports with the Securities and Exchange Commission as a U.S. domestic reporting company.

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our Internet website address is www.tigermedia.com. The Internet website address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and information obtained at the address is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this Annual Report on Form 10-K.

Business Overview

Tiger Media operates as a multi-platform media company, focusing primarily in the out-of-home advertising industry. Out-of-home advertising typically refers to advertising media in public places, such as billboards, screen displays and street furniture. Our core street-level iScreen Outdoor LCD screens network which is built on street level that captivates eye-level awareness, is complemented by outdoor billboards which are mostly built on rooftops with good visibility from long distances. We are also developing an integrated marketing platform to deliver online to offline (“O to O”) solutions in addition to traditional media services, utilizing our iScreen Outdoor LCD screens at designated consumer direct-reach locations.

Targeting the rapidly growing number of urban and increasingly affluent consumers in China, we deploy our advertising network across the following select media platforms:

•	iScreen Outdoor LCD screens. We are building a first-ever, uniquely new network of large format street level LCD screens, which we have named as iScreen, at prominent entry points of high end shopping malls and commercial centers located at major central business district (“CBD”) locations in Shanghai. This network will, subject to feasibility studies, further be expanded to other Tier I and Tier II cities throughout China. Our iScreens allow advertisers to promote their brands in high impact locations with prominent street level views. Advertisements are broadcast in intervals which attract more attention to the screens. In addition, many of the iScreen locations have Wi-Fi and are located adjacent to subway stations and busy intersections, providing an even wider consumer reach. As of December 31, 2014, we have developed about 100 screens at about 20 commercial compounds in key CBDs of Shanghai.

•	Others. Tiger Media represents a network of outdoor billboards and other media, which are mostly built on rooftops and with good visibility from long distances.

Our multi-platform media offerings that deliver far-near visibility are intended to attract advertising clients from industries ranging from telecommunications, insurance and banking, to automobile, real estate, electronics, fast moving consumer goods, entertainment and luxury goods.

Our Products & Markets

iScreen Outdoor LCD Screens

As of December 31, 2014, we have installed about 100 LCD screens at about 20 commercial compounds in key CBDs of Shanghai. These large digital screens are built in high impact locations with prominent street level views. The iScreen locations include Wi-Fi capability, and are located adjacent to subway stations and busy intersections. Advertisements are broadcast in intervals. This network will be built out first within Shanghai and, subject to feasibility studies, intended to be expanded to other cities throughout China.

We believe advertisers strongly desire access to these prominent locations with high scarcity value, especially since these LCD displays are very close to the point of purchase. We hope that this iScreen Outdoor LCD project will provide an attractive long term advertising solution for many international, national and local advertisers, especially luxury goods brands.

Depending on the environment of the luxury malls and commercial centers, some of our LCD screens are stand-alone street-level displays; some are installed into the windows and walls of the shopping malls, while others are in new, tailor-made structures that capture the attention of people passing by the media structures. The visual size of the screens ranges from 42 to 82 inches.

We use memory card slots that control the screens to change images at regular intervals. We sell advertising space on a time per location or network basis.

Free Wifi is provided at the iScreens which we believe will attract crowds and therefore increase the viewing of the advertisement. iScreens can facilitate the use of Augmented Reality and other innovative technologies for O to O applications, interactive digital media capabilities and viral marketing programs.

Other Outdoor Platform

We engage in out-of-home advertising on billboards that are mostly large format billboards, banners, light boxes and other outdoor postings deployed in commercial centers and other desirable areas with heavy vehicle and/or foot traffic that are visible even from a far distance. Our goal is to optimize our billboard portfolio in locations that are desirable for our advertisers while maximizing the profitability of our concession leases.

Our target audiences for these advertisements are mid- to high-income shoppers, pedestrians and car-driving consumers. We believe our billboard advertisements effectively increase our advertising clients’ brand awareness. We intend to continue to bid for high-profile projects that will bring positive media exposure, leading to greater market acceptance and brand recognition for our Company. Management plans to expand its nationwide portfolio of traditional outdoor billboard properties through organic expansion and strategic partnerships.

Our Sales, Distribution and Marketing

Our abroad sales personnel generally have prior sales experience in China’s advertising industry. Once hired, we will provide in-house education and training to our sales force to ensure that they provide our current and prospective clients with comprehensive information about the advantage of using our advertising networks, our competitive strengths and the value propositions we offer as a premier marketing channel. We also provide our sales personnel with current data that measures the effectiveness of our advertising network and case studies of successful campaigns conducted on our network. Our sales personnel typically earn commissions on sales, in addition to base salaries.

Our centralized abroad sales team is also complemented by outsourced sales partners and agencies to extend our sales network in order to achieve higher sales efforts and ensure competitive pricing.

We supplement our sales efforts by providing value-added advisory services to some of our clients, especially small-size local clients. Each sale starts with a thorough understanding of a client’s advertising needs that leads to tailored solutions that optimize advertising spending on our network. In these services, we assess the clients’ media needs and budgets; assist in allocating media resources across the various media platforms and assist with the creative process in the design and placement of the LCD screens and billboards.

Advertising Clients

We are able to support a large and diverse base of local, national and international advertisers with coverage in a number of cities and a broad range of media offerings. These advertising clients are from diverse industries ranging from telecommunications, insurance and banking, movies to automobiles, real estate, electronics, fast-moving consumer goods, entertainment and luxury goods.

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

The contract terms of our advertising period generally range from three days to 12 months for iScreen Outdoor LCD screen advertisements and six months to 24 months for billboards. In general, we base our listed price on a number of factors, including locations, quantity of displays, scale, types of audience, nature of communities and duration of clients’ advertising campaigns. We adjust our listed prices from time to time to reflect changes in market prices.

Relationships with Site Managers and Media Owners

We lease LCD screen concessions in high traffic luxury malls primarily from property developers, or their designated representative agencies. The term of a screen display leasing contract is generally three years. In most cases, we obtain prior approval from relevant landlords or their designated representative agencies before installing any of our advertising equipment in a location. The rental terms and fees under our screen display leasing contracts vary considerably depending on the city, location, designs, sizes and number of LCD screens that may be installed. Upon entering into a leasing contract, we can install the pre-agreed LCD screens usually within a rent-free one month period. We are responsible for all electricity, operating costs, maintenance and repair of these LCD screens. Under a typical lease agreement, a lessor is not allowed to move, remove damage or hide from view our LCD screens, and is required to inform us immediately in the event of any damage to, or malfunction of our LCD screens.

We lease spaces in shopping malls and other high traffic commercial areas to install billboards, neon sign, light boxes and LCD screens. Establishing and maintaining long-term relationships with site managers and owners are critical aspects of our business.

We lease billboard locations from managers of commercial centers and other desirable areas of heavy vehicle or foot traffic. The term of a location leasing contract is generally one to five years. Under most of the leasing contracts, we are granted a right of first refusal with respect to renewals. We also represent sales of billboards that are already built and owned by site owners or other billboard media companies. We are responsible for periodic monitoring, maintenance and repair of the billboards. The rental terms and fees under our location leasing contracts vary considerably depending on the city, location, and number of billboards that may be installed.

Product Development & Suppliers

Our core street-level iScreen Outdoor LCD screens network is complemented by outdoor billboards with expansive visibilities and furniture displays, which together create an attractive far-near, multi-platform, “one-stop shop” service for our local, national and international advertising clients.

iScreen Outdoor LCD Screens

iScreen Outdoor LCD advertising is a relatively new advertising medium that owes its development in large part to the emergence of new technologies, such as low-cost, light-weight, flat-panel LCD displays, compact storage technology and installation know how. The primary hardware required for the operation of our business consists of components that comprise the flat-panel digital displays we use in our advertising network. We also develop and install software in our flat-panel digital displays to assist us with the configuration, editing and operation of our advertising content cycles. In November of 2013, Tiger Media linked up with China Unicom to enable iScreens to provide WiFi and 3G services.

We specifically design the distinctive shape of our flat-panel digital displays, identify suppliers of component parts used in our displays and contract the assembly and installation of our iScreen Outdoor LCD screens to third-party contract assemblers. Our contract assemblers are responsible for purchasing the component parts from suppliers we identify, assembling and installing the LCD screens according to our specifications using components purchased from wholesale distributors. We select component suppliers based on price and quality. Since there are a limited number of qualified suppliers for our equipment and installation, our obligation to our current contract assemblers is not exclusive. See “Risk Factors—Risks Relating to Our Business— We rely on a small number of suppliers for our iScreen Outdoor LCD network equipment”.

The Company purchased its advertising locations from two major landlords during the year ended December 31, 2014, accounting for 13% and 11% of the total purchases. There were purchases from one major supplier which individually represent 13% of the total purchase during the year ended December 31, 2013.

Our Competition

iScreen Outdoor LCD screens

As a multi-platform media company with digital media capabilities in desirable locations, we compete with different companies across our platforms and cities of operation. We compete for advertising clients generally on the basis of quality of network coverage, service quality, technology, media offerings, services and brand name. We have built our competitive position primarily on our CBD coverage, unique and diverse media platforms, and our ability to offer a spectrum of crossover media coverage, and quality services.

We believe we are the first operator to set up a first-ever network of LCD screens for media exposure at high-end shopping malls and commercial centers. We may face competition in individual cities from local and regional players and new entrants into the local and regional markets from time to time. We also compete with operators of other forms of outdoor media, including digital outdoor displays and street furniture advertising.

Other Outdoor platform

We engage in out-of-home advertising on billboards that are mostly large format billboards, banners, light boxes and other outdoor postings deployed in commercial centers and other desirable areas with heavy vehicle and/or foot traffic that are visible even from a far distance. As the outdoor billboard market in China is largely fragmented with no clear nationwide leader, we compete primarily with other local or regional outdoor billboard owners and operators.

We also compete for the advertising budget of advertisers with other operators of out-of-home advertising and operators of other advertising media including television, radio, newspapers, magazines and the Internet. In the future, we may also face competition from new entrants into the out-of-home television advertising network sector.

We believe we enjoy the following advantages over our competitors:

Innovative media operations. Our innovative and unique iScreen Outdoor LCD large format screens network delivers a new and effective outdoor media platform for high budget, high end advertising clients. We believe our new iScreen Outdoor LCD screen media platform can enable us to build a strong brand and reputation in the industry, and together with our market share and experience, will allow us to attract a highly diversified advertising base of national and international clients, in addition to a broad client list of local advertisers. We believe our growing nationwide coverage, our market share and diversified, effective advertising media platforms will continue to help us expand our client base and media portfolio, create significant barriers to entry in existing markets and provide added leverage in our quest to expand to new geographic and advertising markets.

iScreen Outdoor LCD screen network is an effective advertising medium. A study conducted by the authoritative outdoor media research company, CODC (China Outdoor Data Corporation) in June 2013, indicates that iScreens capture the attention of 53.5% of the respondents each time they pass by the media locations. Over 92% of the respondents replied that the high-resolution LCD screens improve quality of the advertised products. The same study showed that over 80% of the respondents are attracted to the advertised products on iScreens. iScreen reaches an audience of high income individuals with high monthly disposable income of roughly RMB4,500 (US$ 733) per month. The majority of the demographic is of the age 35, 89.5% are on their way for leisure and entertainment, and about 80% for shopping.

Developing advertising network across multiple media platforms. We believe our focus on developing an advertising network across multiple media platforms allows us to act as a “one-stop shop” for advertising clients that seek nationwide distribution of advertising content across multiple advertising channels. Our street-level iScreen Outdoor LCD screens that attract eye-level awareness and our outdoor billboards that bestow expansive visibility from long distances are a good combination of diversified out-of-home media platform. The site-specific iScreen Outdoor LCD screens and billboards in our portfolio further combine nationwide marketing with the benefit of precision targeting of audiences. These attributes allow us to accommodate clients that desire to scale and optimize their advertising solutions based on their advertising budgets, target audiences and nature of marketing. We believe the appeal of our scalable, targeted and effective advertising solutions will continue to attract new and recurring clients. Furthermore, the cross sales business model of our multiple media platforms will enable us to expand our revenue and profit margins.

Scalable revenue model. Each of our media platforms can be characterized by a moderately low cost structure and moderately low level of capital expenditure required for expansion, which we expect will allow us to cost-efficiently expand and scale our operations in response to market conditions and new opportunities. We believe our expansion opportunities, both geographic and in new advertising markets, can be further characterized by low incremental cost and high marginal profit, as we continue to leverage our existing resources or that of our potential working partners.

Concentration of Customers

The Company sold its media resources and recognized revenue from four major customers during the year ended December 31, 2014, accounting for 20%, 16%, 13% and 13% of the total sales, respectively. Four major customers accounted for 22%, 17%, 15% and 15% of the total sales respectively during the year ended December 31, 2013.

As of December 31, 2014, three advertising customers accounted for 39%, 38% and 11% of the Company’s accounts receivable. And as of December 31, 2013, four advertising customers accounted for 34%, 24%, 13% and 10% of the Company’s accounts receivable respectively

Our Intellectual Property

Outdoor Advertising

Our brand, trade secrets and other intellectual property rights contribute to our competitive advantage in the outdoor advertising market in China. To protect our intellectual property, we rely on a combination of trademark law, trade secret protection and restriction on disclosure laws in China as well as imposing procedural and contractual confidentiality and invention assignment obligations on our employees, consultants and others.

While we cannot assure you that our efforts will deter others from misappropriating our intellectual properties, we will continue to create and protect our intellectual property rights in order to maintain our competitive position.

Regulatory Matters

We operate our business in China under a legal regime consisting of the State Council, which is the highest authority of the executive branch of the National People’s Congress, and several ministries and agencies under its authority including the SAIC, which regulates the advertising industry.

PRC Advertising Law was promulgated in 1994. In addition, the State Council, SAIC and other ministries and agencies have issued regulations that regulate our business as discussed below.

Restrictions on Foreign Ownership in the Advertising Industry

The principal regulations governing foreign investment in the advertising industry in China include:

•	Administrative Regulations on Foreign-Invested Advertising Enterprises (2008); and

•	Notice on the Relevant Issues regarding Establishing Foreign-Invested Advertising Enterprises by Foreign Investors through Equity Acquisitions (2006)

Under the Administrative Regulations on Foreign-Invested Advertising Enterprises, there are no longer any maximum foreign shareholding percentage restrictions that were previously applicable to foreign-invested advertising enterprises. However, foreign investors are required to have at least three years of prior experience operating an advertising business outside of China as their main business before they may receive approval to directly own a 100% interest in an advertising company in China. Foreign investors with at least two years of prior experience operating an advertising business outside of China as their main business are allowed to establish a joint venture with domestic advertising enterprises to operate an advertising business in China.

Regulation of Advertising Services

The SAIC is the government agency responsible for regulating advertising activities in China. Regulations governing advertising business mainly include:

•	Advertisement Law of the People’s Republic of China (1994)

•	Administrative Regulations for Advertising (1987)

•	Implementation Rules for the Administrative Regulations for Advertising (2004)

•	Advertising Operation License Management Practices (2005)

•	Interpretation of Outdoor Advertising Registration Administrative Regulations (2006)

According to the regulations listed above, companies that engage in advertising activities must obtain from the SAIC or its local branches a business license which specifically includes operating an advertising business within its business scope. An enterprise engaging in an advertising business as specified in its business scope does not need to apply for an advertising operation license, provided that such enterprise is not a radio station, television station, newspaper or magazine publisher or any other entity as specified in the laws or administrative regulations. Enterprises conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation.

The PRC advertising laws and regulations set forth certain content requirements for advertisements in China including, among other things, prohibitions on false or misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisers, advertising operators and advertising publishers are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute is true and in full compliance with the applicable law. Violations of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branches may revoke the violators’ licenses or permits for their advertising business operations.

Business License for Advertising Companies

According to the regulations listed above, except a radio station, television station, newspaper or magazine publisher or any other entity as specified in the laws or administrative regulations, companies that engage in advertising activities should obtain from the SAIC or its local branches a business license which specifically includes operating an advertising business within its business scope, instead of applying for an advertising operation license. Unless being suspended or revoked, the business license of an advertising company is valid for the duration of its existence.

Advertising Content

The PRC advertising laws and regulations prohibit to disseminate advertising including content of false or misleading, superlative wording, socially destabilizing or involving obscenities, superstition, violence, discrimination or infringement of the public interest distributed by advertisers, advertising operators and advertising publishers. Violations of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information, even more, the SAIC or its local branches may revoke the violators’ licenses or permits for their advertising business operations.

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

In addition to PRC Advertising Law, the SAIC promulgated the Outdoor Advertising Registration Administrative Regulations on December 8, 1995, as amended on December 3, 1998 and interpreted on May 22, 2006, respectively, which govern the outdoor advertising industry in China.

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

Regulations on Trademarks, Tiger Media and iScreen logos registration

The PRC Trademark Law (amended in 2013) and the PRC Trademark Implementing Regulations provide the basic legal framework for the regulation of trademarks in China, and the SAIC is responsible for the registration and administration of trademarks throughout the country. The PRC has adopted a “first-to-file” principle with respect to trademarks.

Under PRC Trademark Law of China, the required process for successful registration of a trademark consists of the following steps:

(1)	The Company would determine whether there is an identical or similar trademark in the advertisement industry in the Chinese trademark data system.

(2)	The Company would submit the trademark application documents to the Chinese trademark authority. Foreign enterprise should entrust a lawful trademark agency to apply for a trademark registration.

(3)	If the trademark application documents are accepted, the Chinese trademark authority would issue a notice on pre-approval of the trademark and would make a public announcement of the pre-approval of the trademark.

(4)	Although anyone can make an objection within three months after public announcement of the trademark pre-approval, if no objection has been initiated by the expiration of that three month period, the Chinese trademark authority will issue a trademark certificate to the applicant and will make a public announcement of the trademark certificate.

We are in the process of registering and currently await approvals of the trademarks of “Tiger Media” and “iScreen” logos in PRC.

SAFE Regulations on Offshore Investment by PRC Residents and Employee Stock Options

On July 4, 2014, the SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange for Overseas Investment and Financing and Reverse Investment by Domestic Residents via Special Purpose Vehicles, or Circular 37, which replaced the Notice on Issues Relating to the Administration of Foreign Exchange for the Financing and Reverse Investment by Domestic Residents via Offshore Special Purpose Vehicles issued by SAFE in October 2005, or Circular 75. Pursuant to Circular 37, any PRC residents, including both PRC institutions and individual residents, are required to register with the local SAFE branch before making contribution to a company set up or controlled by the PRC residents outside of the PRC for the purpose of overseas investment or financing with their legally owned domestic or offshore assets or interests, referred to in this circular as a “special purpose vehicle.” Under Circular 37, the term “PRC institutions” refers to entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC individual residents” includes all PRC citizens (also including PRC citizens abroad) and foreigners who habitually reside in the PRC for economic benefits. A registered special purpose vehicle is required to amend its SAFE registration in the event of any change of basic information including PRC individual resident shareholder, name, term of operation, or PRC individual resident’s increase or decrease of capital, transfer or exchange of shares, merger, division or other material changes. In addition, if a non-listed special purpose vehicle grants any equity incentives to directors, supervisors or employees of domestic companies under its direct or indirect control, the relevant PRC individual residents could register with the local SAFE branch before exercising such options. The SAFE simultaneously issued a series of guidances to its local branches with respect to the implementation of Circular 37. Circular 37 modified certain defined terms under Circular 75 to clarify the SAFE registration scope. For example, Circular 37 broadened the definition of special purpose vehicle to offshore entities that were (i) established for the purpose of overseas investments by PRC residents (in addition to for the purpose of financing as defined under Circular 75) and (ii) established by PRC residents with their legally owned offshore assets or interests (in addition to domestic assets or interests as defined under Circular 75); and it also broadened the definition of reverse investment to include establishing new foreign invested entities or projects as a way of domestic direct investment by PRC residents, directly or indirectly, through special purpose vehicle, which was excluded by Circular 75. Furthermore, Circular 37 modified certain SAFE registration procedures and requirements for special purpose vehicles and clarified the SAFE registration procedures for equity incentive awards granted by non-listed special purpose vehicles to directors, supervisors or employees of their controlled domestic companies. We have requested our current shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the ambit of the SAFE notice and urge those who are PRC residents to register with the local SAFE branch as required under the SAFE notice. As Circular 37 was newly promulgated, there is uncertainty as to its application and interpretation. We cannot assure you that our shareholders and/or beneficial owners have fully complied with registration requirement under Circular 37. The failure of these shareholders and/or beneficial owners to timely register or amend their SAFE registrations pursuant to the SAFE notice or the failure of future shareholders and/or beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such shareholders, beneficial owners and/or our PRC subsidiaries to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company or otherwise adversely affect our business.

On February 15, 2012, SAFE promulgated the Notice regarding Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Option Plan of Overseas-Listed Companies, or Stock Option Notice. Under the Stock Option Notice, the domestic individuals as defined under the Foreign Exchange Administration Regulations who are granted stock options or other incentive alternatives by an overseas publicly listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly listed company, to register with SAFE and complete certain other procedures.

Our PRC citizen employees who may be granted stock options, restricted share awards of the Company, or PRC optionees, will be subject to the Stock Option Notice. If we or our PRC optionees fail to comply with the Individual Foreign Exchange Rule and the Stock Option Notice, we and/or our PRC optionees may be subject to fines and other legal sanctions and we may be prevented from granting additional options or other awards of the Company to our PRC employees.

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

There is still uncertainty as to how the new regulations will be interpreted or implemented or whether prior approval from CSRC is required under the new regulations for the listing and trading of our shares on NYSE MKT. The regulation also establishes more complex procedures for acquisitions conducted by foreign investors that could make it more difficult for Tiger Media to grow through acquisitions.

Regulations on Taxation

On March 16, 2007, the National People’s Congress, the PRC legislature, passed the new Enterprise Income Tax Law, or the new EIT Law which became effective on January 1, 2008. On December 6, 2007, the State Council approved and promulgated the Implementation Rules of PRC Enterprise Income Tax Law , which took effect simultaneously with the new EIT Law.

The new EIT Law applies a uniform 25% Enterprise Income Tax rate to both foreign-invested enterprises and domestic enterprises. Furthermore, dividends out of earnings paid by a foreign-invested enterprise to a non-resident shareholder are subject to a withholding tax of 10%, which may be reduced under any applicable bi-lateral tax treaty between the PRC and the jurisdiction where the non-resident shareholder resides. Under the new EIT Law and Implementation Rules, an enterprise registered under the laws of a jurisdiction outside the PRC may be deemed a PRC tax resident if its place of effective management is in the PRC, and an enterprise’s place of effective management may be deemed to be in the PRC if the PRC is the location of its “de facto management bodies”, which are defined as the bodies that have substantial and overall management and control over such aspects as the operations, personnel, accounting, and properties of the enterprise. See “Risk Factors — Risk Related to Doing Business in the People’s Republic of China — If we were deemed a “resident enterprise” by PRC tax authorities, we could be subject to tax on our global income and our non-PRC shareholders could be subject to certain PRC taxes.”

Pursuant to the Arrangement between Mainland of the PRC and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Prevention of Fiscal Evasion with respect to Taxes on Income signed on August 21, 2006, a company incorporated in Hong Kong will be subject to withholding income tax at a rate of 5% on dividends it receives from its PRC subsidiaries if it is deemed the beneficial owner by PRC tax authorities and holds a 25% or more equity interest in that particular PRC subsidiary at the time of the distribution, or at a rate of 10% if it holds less than a 25% equity interest in that subsidiary or is not the beneficial owner of the income.

Pursuant to the PRC Individual Income Tax Law, or the Individual Income Tax Law, adopted on December 29, 2007 and amended on June 30, 2011, individuals who are domiciled in the PRC or who are not domiciled but have resided in the PRC for at least one year are required to pay Individual Income Taxes in accordance with the Individual Income Tax Law on income derived from sources in and outside the PRC. For those individuals who are neither domiciled in nor residents of the PRC, or who are not domiciled and reside for less than one year in the PRC, are required to pay Individual Income Taxes in accordance with this law on income derived from sources within the PRC.

Programming

Substantially all of the content on our out-of-home digital advertising network consists of audiovisual advertising provided to us by our advertising clients. We also provide a limited amount of time for landlords and property managers to display location-specific information, building announcements and related promotional material on our network. We typically do not produce or create the advertising content shown on our network, except our own marketing content. All of the advertising content displayed on the portion of the network we operate directly is reviewed by qualified members of our staff to ensure compliance with PRC laws and regulations.

Seasonality and One-Time Events

Although we do not experience significant seasonality in our business, advertising spending is affected by holidays and one-time events. Advertising spending for outdoor media typically decreases during the Chinese New Year, which occurs in the first calendar quarter of each year, and increases in the last calendar quarter.

Our Employees

As of December 31, 2014, Tiger Media had 23 full-time employees. None of those employees are covered by a collective bargaining agreement. Staff recruitment is managed internally. Tiger Media is required by applicable PRC regulations to contribute for our employees certain amounts, based on our employees’ aggregate salaries, to a defined contribution pension plan, a medical insurance plan, a housing fund, an unemployment insurance plan, a personal injury insurance plan and a maternity insurance plan.

Subsequent Events

Acquisition of The Best One, Inc. and Interactive Data, LLC

On December 14, 2014, Tiger Media, The Best One, Inc. (“TBO”), TBO Acquisition, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Tiger Media (the “Merger Sub” or “IDI Holdings”), and Derek Dubner, solely in his capacity as representative of the TBO shareholders, entered into a Merger Agreement and Plan of Reorganization, as subsequently amended (the “Merger Agreement”). TBO was a holding company organized in the State of Florida on September 22, 2014 to serve as a vehicle for the acquisition of operating businesses and valuable and proprietary technology assets across various industries. Before the Merger, on October 2, 2014, TBO acquired 100% of the membership interests of Interactive Data, LLC, a Georgia limited liability company (“Interactive Data”), a data solutions provider, and Interactive Data became a subsidiary of TBO. On April 8, 2015, Merger Sub’s entity name was changed to IDI Holdings, LLC. The Merger, pursuant to which TBO merged with and into IDI Holdings, was consummated effective as of March 21, 2015.

Information about Interactive Data

Business Overview

As a data solutions provider, Interactive Data, a second-tier subsidiary of Tiger Media since March 21, 2015, historically delivered data products and services to the Accounts Receivable Management (ARM) industry for location and identity verification, legislative compliance and debt recovery for over a decade. Interactive Data has served a niche segment of the risk management industry, consisting of collection agencies, collection law firms, and debt buyers. Interactive Data has recently expanded the executive leadership team, adding significant industry experience. Interactive Data’s business and experience will allow Tiger Media to expand into the Big Data industry. “Big Data” analytics is the process of examining large and complex data sets to uncover hidden patterns, unknown correlations and other useful information that can be used to make better decisions. A segment of Big Data, “Data Fusion” is the primary service product for risk management associated with key purchasers such as banking and financial services companies, collection agencies, law firms, law enforcement agencies, insurance providers, process servers, private investigators, bail bond companies, and government agencies. Key use cases include, but are not limited to, obtaining information on consumers, businesses and assets (and their interrelationships) to facilitate the location of individuals, identity verification, and to support criminal, legal, financial, insurance, and corporate investigations and due diligence.

The target markets for Interactive Data’s data solutions products consists primarily of businesses with risk management, marketing and data analytics needs. For risk management needs, Interactive Data helps identify, assess and mitigate risks, as well as verify, enhance and add to customers’ current knowledge of individuals, businesses, assets and the interrelationships to support their operations and revenue generating initiatives. For those with marketing and data analytics needs, Interactive Data focuses on gathering information across all channels and consolidating such information into a common view. From this common view, customers can receive actionable results that provide assistance in driving marketing and other business efforts forward.

Products

Right Party Contact Information

Right party contact information relates to information surrounding a consumer that enables a business to locate and/or contact such individual. Traditionally, Interactive Data has provided this service primarily to entities involved in consumer collections efforts. By utilizing both public and private data sources, Interactive Data appends contact information to consumer data that is provided to us by the customer. This contact information includes current address, phone number and place of employment information.

Data Verification and Appends for Compliance Purposes

As the majority of Interactive Data’s customers operate in regulated industries, they are required to comply with various governmental mandates. These compliance efforts include verification of and identification of variables surrounding data and subsequent use of such data. Interactive Data verifies and provides data related to:

•	Bankruptcies

•	Phone type identification (e.g. wireless, landline, VOIP)

•	Military service

•	Death information

Identity Verification (idiTRUST)

A recent (2015) product addition, idiTRUST caters to financial institutions that are required to perform KYC (Know Your Customer) functions during the process of onboarding new customers, and other corporate entities that look to mitigate risk by performing fraud prevention functions prior to onboarding customers or finalizing a transaction.

All of Interactive Data’s solutions are supplied to customers through various distribution methods including batch processing (sending and receiving of flat files containing multiple consumer records), API (application programming interface), and a direct online interface.

Sales, Distribution and Marketing

Inside Sales

Interactive Data’s rapidly expanding inside sales team is tasked with cultivating relationships with, and ultimately closing business with, their end user markets. Inside sales professionals are experienced, relationship-based sellers with experience identifying customers’ needs and clearly explaining and defining products that provide solutions to those needs.

Outside Sales

While the majority of Interactive Data’s direct sales efforts will continue to be supported through professional inside sales staff, major accounts within certain industries dictate a more personal, face-to-face sales approach. Interactive Data is currently expanding its sales organization to include outside sales professionals to meet this need.

Distributors and Resellers

In conjunction with direct to end-user sales efforts, Interactive Data will engage value-added distributors and resellers that have a significant foothold in many of industries that Interactive Data has not historically served. Doing so allows Interactive Data to more rapidly penetrate these markets while also significantly reducing overhead associated with direct sales and support efforts.

Marketing

Interactive Data has implemented several methods to market its products, including participation in trade shows and seminars, advertising, distribution of sales literature and product specifications and ongoing communication with prospective clients, distributors and resellers and Interactive Data’s installed base of current end-user customers.

Product Development

The data fusion industry is characterized by rapidly changing technology, standards and customer demands all shaped by the current state of the economy. Interactive Data’s future success in the data fusion industry depends in large part upon the timely release of its next generation data fusion engine that will allow us to deliver new technologically advanced products that meet industry standards, perform successfully and simplify the users’ tasks so that they can do more with fewer resources.

Competition

Competition in the data fusion industry centers around innovation, product stability, pricing, and customer service. We believe that the Company is well-positioned to effectively compete on all fronts.

It should be noted that some of Interactive Data’s competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base. Even if Interactive Data does introduce advanced products that meet evolving customer requirements in a timely manner, there can be no assurance that its new products will gain market acceptance.

Certain companies in the data fusion industry have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. Interactive Data anticipates increased competition from large data fusion vendors. Increased competition in the data fusion industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on Interactive Data’s business, operating results and financial condition. There can be no assurance that Interactive Data will be able to compete successfully in the future with current or new competitors.

Intellectual Property and Licenses

Interactive Data’s success and its ability to compete are highly dependent upon its proprietary technology. Interactive Data relies primarily upon a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and non-disclosure agreements to protect its proprietary technology. Interactive Data has also entered into non-disclosure agreements with its suppliers, resellers and certain customers to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken to protect Interactive Data’s intellectual property will be adequate to prevent misappropriation of such technology or that its competitors will not independently develop technologies that are substantially equivalent or superior to its technology.

As of the effective date of the Merger, Interactive Data uses data acquired through licensing rights from approximately 12 providers. The loss of any one of these providers could have an immediate near-term impact on Interactive Data’s financial position, results of operations, and liquidity.

Interactive Data’s proprietary technology includes:

•	Right Party Contact Solutions by Batch

•	Right Party Contact Solutions by Online

•	Right Party Contact Solutions by API Integration

Regulatory Matters

Interactive Data’s business is subject to various federal, state, and local laws, rules, and regulations, including, without limitation, the Driver’s Privacy Protection Act (18 U.S.C. §§ 2721-2725) (“DPPA”) and the Gramm-Leach-Bliley Act (15 U.S.C. §§ 6801-6809) (“GLBA”). A change in any one of a number of the laws, rules, or regulations applicable to Interactive Data’s business and/or the enactment of future legislation could have a material adverse effect on Interactive Data’s financial condition and its ability to provide products or services to its customers.

Employees

Interactive Data employed a total of nine full time persons, including two in sales and marketing, five in executive and administration and two in infrastructure. None of its employees are represented by a labor organization, and they are not a party to any collective bargaining agreement. Interactive Data has not experienced any work stoppages and considers its relations with its employees to be good. Competition in the recruiting of personnel in the data fusion industry is intense. Interactive Data believes that its future success will depend in part on its continued ability to hire, motivate and retain qualified sales and marketing, executive and administrative and technical personnel. To date, Interactive Data has not experienced significant difficulties in attracting or retaining qualified employees.

Facilities

Interactive Data leases its three thousand (3,000) square foot office facility, located at 3057 Peachtree Industrial Blvd, Suite 100, Duluth, Georgia 30097, under a non-cancelable operating lease that expires on December 31, 2015. The lease is automatically extended for successive one year terms at a 3% escalation rate unless notice is given by either party of their intent not to renew.

Interactive Data leases space at a co-location facility, located at 300 Satellite Blvd. NW, Suwanee, Georgia 30024, under a non-cancelable operating lease that expires on July 31, 2015. This co-location facility houses the server infrastructure for the Interactive Data’s products.

On December 3, 2014, TBO entered into a ninety-one (91) month lease to occupy ten thousand seven hundred and forty-five (10,745) rentable square feet at the premises located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431. Within sixty (60) days of the execution of the lease, TBO was required to deliver to Landlord a Letter of Credit in the amount of three hundred thousand dollars ($300,000) in accordance with the Letter of Credit Section of the lease. The commencement date will be the earlier to occur of (a) the date when TBO takes possession of any part of the space for the conduct of its business, or (b) the date of substantial completion of the Tenant Improvements. The commencement date is estimated to be on or about May 15, 2015. TBO’s office is presently located in temporary space in the same building awaiting commencement of the lease.

On December 30, 2014, TBO entered into a thirty-eight (38) month lease to occupy two thousand seven hundred and eighty-eight (2,788) rentable square feet at the premises located at 101 Yesler Way, Seattle, Washington 98104. The commencement date was the date of substantial completion of the Tenant Improvements. The commencement date was February 1, 2015.

Executive Officers and Directors

Following completion of the Merger, Tiger Media’s executive officers and directors are as follows:

Name	Position	Director Since
Peter W.H. Tan	Co-Chief Executive Officer and Director	2011
Derek Dubner	Co-Chief Executive Officer and Director	2015
Jinbo (Jacky) Wang	Chief Financial Officer	—
Robert N. Fried	Chairman of the Board	2009
Chi-Chuan (Frank) Chen	Director	2009
Yuan (Jeffrey) Ren	Director	2012
Steven D. Rubin	Director	2009
Daniel Brauser	Director	2015

Mr. Peter Tan, 42, was appointed to our Board of Directors on June 30, 2011 and has served as our Chief Executive Officer since February 2012. Mr. Tan is currently the chairman of TGC Partners Limited and managing director of TGC Wealth Pte Ltd., an investment advisory firm which he founded in 2009. He was also partner and part of the founding team of SIG China, the China-based private equity fund of leading U.S. hedge fund Susquehanna International Group (SIG). Mr. Tan has been actively involved in more than 40 investments in China, 12 of which were eventually listed on international stock exchanges. He has been particularly active in the media space over the past decade, and was an early investor in Airmedia and other Chinese media companies. Mr. Tan formerly served as a board member or observer of multiple companies prior to their U.S. listing, including Home Inns, E-House and Bona Entertainment Group. He was also a director at Ocean Butterflies International and 51credit. Mr. Tan previously served as a director of Cathay Industries, a specialty chemical manufacturer based in China. Prior to co-founding SIG China, Mr. Tan was a lawyer with White & Case LLP and Perkins Coie LLP, where he was qualified to practice in England, Hong Kong and Singapore, and where he founded the private equity & venture capital practices and advised emerging-growth companies on fundraising transactions throughout their lifecycle.

Mr. Derek Dubner, 43, presently serves as the Co-Chief Executive Officer and as a member of the board of directors of Tiger Media, as well as Chief Executive Officer of Interactive Data. Mr. Dubner has over 15 years of experience in the data fusion industry. Mr. Dubner has served as the Chief Executive Officer of TBO, and its subsidiary, Interactive Data, since October 2014. Prior to TBO, Mr. Dubner served as General Counsel of TransUnion Risk and Alternative Data Solutions, Inc. from December 2013 to June 2014. Mr. Dubner served as General Counsel and Secretary of TLO, LLC, from inception in 2009 through December 2013.

Mr. Jacky Wang, 36, has served as our CFO since August 1, 2014. From December 2013 to July 2014, Mr. Wang served as the Vice President of Finance of Touchmedia, China’s leading in-taxi touchscreen media provider. Prior to Touchmedia, Mr. Wang served from February 2010 to June 2013 as Finance Director of AdChina Ltd., a leading integrated internet advertising provider in China. Mr. Wang began his career at Ernst & Young, where he worked for the firm’s Assurance & Advisory Business Service division in both the Shanghai and Los Angeles (two years) offices from September 2001 to February 2010. Mr. Wang is a Certified Public Accountant in the State of California and a member of the Chinese Institution of Certified Public Accountants, and holds a B.A. in Business Administration from Shanghai International Studies University.

Mr. Robert Fried, 55, has served as Chairman of the Board of Directors since August 2011 and was Co-Chairman of the Board of Directors from the business combination pursuant to which Tiger Media, which was previously organized in Delaware as Ideation Acquisition Corp. (“Ideation”), (1) redomiciled from Delaware to the Cayman Islands, as a Cayman Islands exempt company and (2) completed the acquisition of Search Media International, resulting in Search Media International becoming a wholly-owned subsidiary of SearchMedia Holdings (the “Business Combination”) in October 2009 until August 2011. Mr. Fried served as the President and Chief Executive Officer and a member of the board of directors of Ideation from November 2007 to October 2009. Mr. Fried is the founder and CEO of Spiritclips, LLC, a subscription streaming video service acquired by Hallmark Cards, Inc., in 2012. Since 1990, Mr. Fried has served as President of Fried Films, a motion picture production company he founded in 1990. Mr. Fried is also an Academy Award winning motion picture producer whose credits include Rudy, Collateral, Boondock Saints, So I Married an Axe Murderer, Godzilla, and numerous others. From December 1994 until June 1996, Mr. Fried was President and Chief Executive Officer of Savoy Pictures, a unit of Savoy Pictures Entertainment, Inc. Savoy Pictures Entertainment was sold to Silver King Communications, which is now a part of InterActive Corp, in 1996. From 1983 to 1990, Mr. Fried held several executive positions including Executive Vice President in charge of Production for Columbia Pictures, Director of Film Finance and Special Projects for Columbia Pictures and Director of Business Development at Twentieth Century Fox. Mr. Fried holds an M.S. from Cornell University and an M.B.A. from the Columbia University Graduate School of Business.

Mr. Chi-Chuan (Frank) Chen, 56, has served as a member of the Board of Directors since the business combination in October 2009. Mr. Chen is a Vice President and Special Assistant to the Chief Executive Officer at Ruentex Group. He has served in the Investment Management Department at Ruentex Group since 1987. Mr. Chen holds a B.S. in chemical engineering and an MBA from National Taiwan University.

Mr. Yunan (Jeffrey) Ren, 39, has served as a member of the Board of Directors and the Chairman of the Audit Committee since February 2012. Mr. Ren is a managing director of a private equity firm in Hong Kong. Mr. Ren currently serves (i) as a non executive director of Labixiaoxin Snacks Group Limited, a public company focusing on the manufacture and distribution of snacks in China and trading on the Hong Kong Stock Exchange, (ii) as an independent director of China Child Care Corporation, a public company focusing on the manufacture and distribution of child care products in China and trading on the Hong Kong Stock Exchange, (iii) as an independent director to Solar Power, Inc., and OTCBB traded company focusing on photovoltaic development, and (iv) as a board member of numerous private companies. From May to November 2013, Mr. Ren served as an independent director of Vision Fame International Holding Limited, a public company focusing on construction business and trading on the Hong Kong Stock Exchange. From June 2010 to March 2012, Mr. Ren served as president of a pharmaceutical investment holding company based in Hong Kong. Previously, Mr. Ren served as an executive director at UBS Investment Bank in Hong Kong from 2008 to 2010 and as a vice president at Lehman Brothers in Hong Kong from 2006 to 2008. Mr. Ren holds an LL.M. from Harvard Law School, and is a graduate of Beijing University Law School (LL.B. and graduate program).

Mr. Steven D. Rubin, 54, has served as a member of the Board of Directors since the business combination in October 2009. Mr. Rubin served as the Secretary of Ideation from June 2007 to October 2009. Mr. Rubin has been the Executive Vice President of OPKO Health, Inc. (“Opko”), a specialty healthcare company, since May 2007 and a director of Opko since February 2007, a director of Cocrystal Pharma, Inc., a pharmaceutical company since January 2014 and is a member of The Frost Group, LLC, a private investment firm. In addition to Opko, Mr. Rubin currently serves on the Boards of Directors Non-Invasive Monitoring Systems, Inc., a medical device company, Neovasc, Inc., a developer of vascular devices, Kidville, Inc., which operates upscale learning and play facilities for children, Tiger X Medical, Inc. (formerly known as Cardo Medical, Inc.), formerly a medical device company, Sevion Therapeutic, Inc., a clinical stage company building and developing therapeutics for the treatment of cancer and immunological diseases, Castle Brands, Inc., a marketer of premium spirits. Mr. Rubin previously served on the Board of Directors of Dreams, Inc., a vertically integrated sports licensing and products company, Ideation, TransEnterix, Inc. (formerly SafeStitch Medical, Inc.), a medical device company and PROLOR Biotech, Inc., a development stage biopharmaceutical company prior to its merger with OPKO Health. Mr. Rubin previously served as the Senior Vice President, General Counsel and Secretary of IVAX Corporation from August 2001 until September 2006.

Mr. Daniel Brauser, 34, was appointed a member of the board of directors after the Merger. Dan Brauser has served as a director of uSell.com, Inc. since July 23, 2008 and as Executive Chairman since November 6, 2014. From October 16, 2013 to November 6, 2014, Dan Brauser served as uSell’s Chief Executive Officer. Additionally, Dan Brauser served as uSell’s Chief Executive Officer from July 10, 2012 until October 10, 2012. Prior to being appointed Chief Executive Officer, Dan Brauser served as uSell’s Chief Financial Officer from July 23, 2008 through July 10, 2012. From July 23, 2008 through May 7, 2009, Dan Brauser also served as uSell’s President and Chief Operating Officer. From November 2005 until September 2007, Dan Brauser served as the Senior Vice President of Health Benefits Direct Corporation. Dan Brauser has been a consultant to TBO since September 2014.

Item 1A.	Risk Factors.

Risk Related to Tiger Media’s Business and Operations

We have a history of significant operating losses and our future revenue and operating profitability are uncertain.

We are not profitable and have incurred significant losses on businesses in each of the last four years and may continue to incur operating losses for the foreseeable future. We will need to increase revenue in order to generate sustainable operating profit. Given our history of operating losses, we cannot be certain that we will be able to achieve operating profitability on an annual basis. Our failure to achieve profitability could adversely affect the trading prices of our securities and our ability to raise additional capital. Furthermore, we have divested of our historical operations as of December 31, 2012 and expanded our LCD platform for which we have recorded revenue of $3.0 million and $2.9 million (net of VAT and other related surcharges) during the years ended December 31, 2014 and 2013.

Our operating results are difficult to predict and may fluctuate from period to period.

Our operating results are difficult to predict and may fluctuate from period to period. Factors that are likely to cause our operating results to fluctuate include:

•	our ability to expand our operations into the outdoor LCD advertising market;

•	our ability to maintain and increase sales to existing advertising clients, attract new advertising clients and satisfy our clients’ demands;

•	the frequency of our clients’ advertisements on our network;

•	remaining competitive with the pricing and discount strategies of our competitors;

•	effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate alliances or acquired businesses into our business;

•	changes in government regulations in relation to the advertising industry;

•	lower advertising spending immediately following a major holiday season in China; and

•	economic and geopolitical conditions in China and elsewhere.

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

Demand for our advertising services, and the resulting advertising spending by our clients on our network, is affected significantly by prevailing economic conditions. The current economic conditions in global markets have impacted, and are expected to further impact, materially and adversely, the advertising spending of our existing and potential multinational clients and, as the crisis spreads to China, the advertising spending of our existing and potential domestic clients. With a severe decline in economic conditions, clients who would normally spend on a broad range of traditional and new media may curtail their overall spending or concentrate their advertising spending on one medium. A decrease in demand for advertising media in general and for our advertising media or advertising networks in particular would materially and adversely affect our financial condition and results of operations and limit our growth prospects. In addition, our clients who are adversely affected by the deteriorating economic conditions may delay paying the advertising fees to us, which would adversely affect our liquidity and results of operations.

A business strategy of making acquisitions subjects us to all of the risks inherent in identifying, acquiring and operating newly acquired businesses.

Our growth strategy includes acquiring new businesses to complement and expand our existing operations. In the future, we may make acquisitions of, or investments in, businesses that we believe could complement or expand our current business or offer growth opportunities. We may experience difficulties in identifying potential acquisition candidates that complement our current business at appropriate prices, or at all. Many of our competitors may also compete with us for acquisition candidates, which can increase the price of acquisitions and reduce the number of available acquisition candidates. Therefore, we cannot assure you that our acquisition strategy will be successful and we may expend significant management time and resources in analyzing and negotiating acquisitions or investments that are not consummated. Furthermore, the ongoing process of integrating acquired businesses is distracting, time consuming, expensive, and requires continuous optimization and allocation of resources. Additionally, if we use stock as consideration, this would have a dilutive effect on existing stockholders. If we use cash, this would reduce our liquidity and impact our financial flexibility. We may seek debt financing for particular acquisitions, which may not be available on commercially reasonable terms, or at all. We face all the risks associated with a business acquisition strategy, including:

•	the potential disruption of our existing businesses, including the diversion of management attention and the redeployment of resources;

•	entering new markets or industries in which we have limited prior experience;

•	failure to identify in due diligence key issues specific to the businesses we seek to acquire or the industries or other environments in which they operate, or, failure to protect against contingent liabilities arising from those issues;

•	unforeseen or hidden or fraudulent liabilities;

•	difficulties in integrating, aligning and coordinating organizations which will likely be geographically separated and may involve diverse business operations and corporate cultures;

•	difficulties in integrating and retaining key management, sales, research and development, production and other personnel;

•	potential loss of key employees, clients or distribution partners of the acquired businesses;

•	difficulties in incorporating the acquired business into our organization;

•	the potential loss of customers, distributors or suppliers;

•	adverse effects on our existing business relationships with our advertisers;

•	difficulties in integrating or expanding information technology systems and other business processes to accommodate the acquired businesses;

•	risks associated with integrating financial reporting and internal control systems;

•	the potential for future impairments of goodwill if the acquired business does not perform as expected;

•	the inability to obtain necessary government approvals for the acquisition, if any; and

•	successfully operating the acquired business.

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

Our success depends on the continuing and increased interest of advertising clients and agencies in, iScreen Outdoor LCD screens, outdoor billboard, and furniture display as components of their advertising strategies. Advertisers may elect not to use our services if they believe that the viewing public is not receptive to advertising platforms we offer or that these platforms do not provide sufficient value as effective advertising mediums. If we cannot successfully compete for advertising spending against traditional, Internet and other types of out-of-home advertising, we will be unable to generate sufficient revenues and cash flows to operate our business, and our results of operations could be materially and adversely affected.

For our iScreen Outdoor LCD advertising platform, our offer of a network of large-sized outdoor LCD screens is unique and, at this time, does not have a direct competitor. Our competitors can offer only a few screens in scattered locations. We also compete against other seasoned operators and new digital media platforms. For billboard advertising spending, we face competition from different companies across different platforms and in different cities where we do not have media resources. For our billboard advertising platform, we compete against mostly local or regional outdoor billboard owners and operators, as the outdoor billboard market in China is largely fragmented. We compete for advertising spending on these platforms generally on the basis of network coverage, service quality and brand name. If we cannot compete successfully for advertising spending on these platforms, our market share and our results of operations would suffer. We have limiting to no competition for the furniture display business since we have a contractual agreement signed with Home Inns.

If we are unable to attract advertisers for our networks, we will be unable to maintain or increase our advertising fees and the demand for time on our networks, which could negatively affect our ability to grow revenues.

The amounts of fees we can charge advertisers for time slots on our iScreen Outdoor LCD advertising network and traditional billboard network depend on the size and quality of these networks and the demand by advertisers for advertising time on these networks. Advertisers choose to advertise on these networks in part based on the size of the networks and the desirability of the locations where we have placed and represented. If we fail to maintain or increase the number of locations, displays and billboards in our networks, diversify advertising channels in our networks, or solidify our brand name and reputation as a quality provider of advertising services, advertisers may be unwilling to purchase time on our networks or to pay the levels of advertising fees we require to remain profitable.

Our failure to attract advertisers to purchase time slots on our networks will reduce demand for time slots we are able to sell, which could necessitate lowering the fees we charge for advertising time on our network and could negatively affect our ability to increase revenues in the future.

We rely on a small number of suppliers for our iScreen Outdoor LCD network equipment.

We rely on a small number of suppliers for certain components of the equipment used in our iScreen Outdoor LCD network. The majority of our LCD display equipment, along with the installation into shopping malls and business centers, in terms or dollars spent, was purchased from a limited number of suppliers. If, as a result of a change in our relationship with our suppliers, for any reason, we can no longer obtain LCD display equipment in the same quantities, or at all, or on favorable terms, we will need to find other suppliers for our LCD display equipment. Such alternative suppliers may not be able to provide equipment of the same or comparable quality as our existing suppliers, may not be as reliable or responsive to our purchase orders and requests, or may otherwise not provide the same level of service as our existing suppliers. As a result, if we are no longer able to source equipment from our current suppliers, our maintenance, enhancement and expansion of our business may be adversely affected.

If we fail to develop and maintain relationships with site owners, managers and sublessors that provide us access to desirable locations and network platforms, our growth potential and our business could be harmed.

Our ability to generate revenues from advertising sales depends largely on our ability to provide a large network of our media products across media platforms at desirable locations. The effectiveness of our network also depends on the cooperation of site owners and managers to allow us to install the desired types of media at the desired spots on their properties. To address these needs, we must develop and maintain business relationships with site managers and owners and, for a portion of our network, sublessors that consist primarily of advertising companies. Since the ownership of shopping malls is fragmented, maintaining these relationships requires considerable operational resources in terms of contract management and site development and maintenance personnel. If we fail to devote the necessary resources to maintaining these relationships or if we fail to perform our obligations under the existing leases, these lessors and sublessors may terminate their leases with us or not renew them upon expiration. In some cases, we have not maintained good relations and some of our leases have been terminated or may be terminated in the future.

Failures to obtain site owners’ consents or objections from site owners to the installations of our media products could lead to termination of our contracts or installations, which would harm our results of operations.

Applicable laws and regulations require that we obtain the consent of the owners of the properties on which we install our media products. While we generally take all reasonable efforts to execute display agreements with site owners or owner committees before installing our media products, when we cannot locate all site owners or an owner committee has not been established, we execute display agreements with site managers. Where we do not have site-owners’ consents, these owners may seek to terminate our agreements or seek the removal of our installations, which would have a material adverse effect on our business prospects and revenues.

Our business depends substantially on the continuing efforts of our executive officers, senior management and other key employees, and our business may be severely disrupted if we lose their services.

Our future success depends heavily on the continued services of our executive officers, especially our Co-CEO, Peter W. H. Tan, senior management and other key employees, their industry expertise, their experience in business operations, sales and marketing, and their working relationships with our advertising clients as well as the site owners, property developers, property management companies, and relevant government authorities that affect the site contracts with us.

We do not have a long history of working with some of these executive officers, senior management and key employees. If one or more of our senior executives were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all. If any of our senior executives join a competitor or forms a competing company, we may lose clients, site contracts, and key professionals and staff members.

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

The competitive market for out-of-home advertising requires us to continuously identify new advertising trends of advertisers and consumers. In response to these new advertising trends, we may need to quickly develop and adopt new formats, features and enhancements for our advertising network and/or cost-effectively expand into additional advertising media and platforms beyond, billboards, shopping mall outdoor LCDs and furniture display advertising. We may be required to incur, but may not have the financial resources necessary to fund, development and acquisition costs in order to keep pace with new advertising trends. If we fail to identify or respond adequately to these changing advertising trends, demand for our advertising network and services may decrease and we may not be able to compete effectively or attract advertising clients, which would have a material and adverse effect on our business prospects and revenues.

Our growth could suffer if we fail to expand our media networks to include new media offerings, media platforms or enter into new markets.

Currently, our network primarily consists of iScreen Outdoor LCD screens, outdoor billboards and street furniture. Our growth strategy includes broadening our service offerings and possibly entering into new advertising markets. It is difficult to predict whether consumers and advertising clients will accept our entry into new media markets or accept the new media products or platforms we may offer. It is also difficult to predict whether we will be able to generate sufficient revenues to offset the costs of entering into these new markets or introducing these new products or new media platforms. We may also have limited or no prior experience working with these new products, platforms or markets. If we fail to expand our media network to include new media products, platforms or markets, our growth could suffer as a result.

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

We rely on the proper operation and maintenance of our computer system. Any malfunction, capacity constraint, unauthorized illegal hacking or usage, or operation interruption for any extended period may have an adverse impact on our business.

The satisfactory performance, stability, and security of our computer system and our network infrastructure are critical to our reputation and our ability to attract and retain advertisers. Our information system provides a database of information regarding advertising records and various other facets of the business to assist management and to help ensure effective communication among various departments and offices of our Company. Accordingly, any failure to maintain the satisfactory performance, stability, security and availability of our computer system may cause significant harm to our reputation and to our advertisers’ interest in advertising their products. Any server interruptions, break-downs or system failures, including failures which may be attributable to events within or outside our control, could reduce the attractiveness and availability of our product offerings. Our computer systems are also susceptible to damage from computer viruses, fires, floods, earthquakes, power losses, telecommunication failures, computer hacking, and similar events. We do not maintain insurance policies covering losses relating to our network systems or other assets. As a result, any capacity constraints or operation interruptions for any extended period may have a materially adverse impact on our revenues and results of operations.

If the custodians or authorized users of our controlling non-tangible assets, including corporate chops and seals fail to fulfill their responsibilities, or misappropriate or misuse these assets, our business and operations could be materially and adversely affected.

Under PRC law, legal documents for corporate transactions, including contracts such as the leases and sales contracts that our business relies on, are executed using the chops or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with Administration of Industry and Commerce, or AIC.

Although we usually utilize chops to enter into contracts, the registered legal representatives of each of our PRC operating subsidiaries have the apparent authority to enter into contracts on behalf of such entities without chops. Currently, the designated legal representative of our PRC subsidiaries is a senior level member of management. Accordingly, there is a risk that the registered legal representatives of each of our PRC operating subsidiaries could abuse their authority, for example, by binding the Company with contracts against the Company’s interest or intentions which could result in economic harm or damages as a result of any contractual obligations, or resulting disputes that might arise. If the party contracting with the Company did not act in good faith under such circumstances, then we could incur costs to nullify such contracts.

We rely on the Company’s seals, financial chops and business licenses of our PRC entities for entering into contracts, conducting banking business, or taking official corporate action of any sort including registering any change to the composition of the board of directors or management with the relevant PRC authorities. In order to maintain the physical security of our chops, seals and business licenses and other controlling intangible assets, we generally store these items in secured locations accessible only by the authorized personnel in the local legal and finance departments. Although we monitor such authorized personnel in the local legal and finance departments, there is no assurance such procedures may be able to prevent all instances of abuse or negligence. Accordingly, if any of our authorized personnel in the local legal and finance departments obtain and misuse or misappropriate our corporate chops, seals, business licenses or other controlling intangible assets, we could incur economic damage and disruption to our operations that may necessitate corporate or legal action. Such corporate or legal action could involve significant time and resources to resolve while distracting management from our operations. In particular, during any period were we lose effective control of the corporate activities as a result of such misuse or misappropriation, the business activities of the affected entity could be disrupted and we could lose the economic benefits of that aspect of our business which may negatively impact our business and reputation.

We have no business liability, disruption or litigation insurance, and we could incur substantial costs if our business is disrupted due to natural disasters, litigation or other business interruptions. We have no property insurance against accidental occurrences or disruptive actions, and we could incur substantial costs if our business is disrupted due to accidental occurrences or disruptive actions.

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

Our iScreen Outdoor LCD screens, billboards and street furniture may be insured for third-party liability and commercial general property insurance, but insurance companies in China offer limited business insurance products and do not, to our knowledge, offer property insurance against accidental occurrences or disruptive actions. As a result, we are particularly susceptible to damages caused by accidental occurrences or disruptive actions, and any material accidental occurrences or disruptive actions may result in our incurring substantial costs and the diversion of resources.

Risks Relating to Doing Business in the People’s Republic of China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Before the Merger, all of our business operations were conducted in China. Accordingly, our business, results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. While some of these measures may benefit the overall PRC economy, they may also have a negative effect on us. For example, our business, financial condition and results of operations may be adversely affected by changes in tax regulations or the government’s control over capital investments and foreign currencies. As the PRC economy is increasingly linked to the global economy, it is affected in various respects by downturns and recessions of major economies around the world, such as the recent financial and economic crises. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in demand for our services and products and consequently have a material adverse effect on our business and prospects. The various economic and policy measures enacted by the PRC government to forestall economic downturns or shore up the PRC economy may not succeed and our business could be negatively affected as a result.

If advertising registration certificates are not obtained for advertisements on our iScreen Outdoor LCD or outdoor billboard networks, we may be subject to fines.

On May 22, 2006, the State Administration for Industry and Commerce, or SAIC amended the Provisions on the Registration Administration of Outdoor Advertisements, or the new outdoor advertisement provisions. Pursuant to the new outdoor advertisement provisions, advertisements placed on posters, digital displays, light boxes, neon lights via outdoor premises, space, or facilities, are treated as outdoor advertisements and must be registered in accordance with the local SAIC by “advertising distributors” and advertising registration certificates must be obtained. After review and examination, if an application complies with the requirements, the local SAIC will issue an Outdoor Advertising Registration Certificate for such advertisement. The content, format, specifications, periods and locations of dissemination of the outdoor advertisement must be submitted for filing with the local SAIC.

We require advertisers to apply for and obtain the registration certificates for their advertisements. If an advertiser displays an advertisement without the requisite registration, the relevant local SAICs may require us to disgorge advertising revenues and may impose fines up to RMB30,000 (approximately USD4,903) on us.

Our iScreen Outdoor LCD screens, outdoor billboards, light boxes and neon signs are subject to municipal zoning requirements, governmental approvals and administrative controls. If we are required to tear down our iScreen Outdoor LCD screens, billboards, light boxes or neon signs as a result of these requirements, approvals or controls, our operations could be materially and adversely affected.

Our iScreen Outdoor LCD screens, billboards, light boxes and neon signs are subject to local regulations which may impose detailed requirements regarding municipal zoning requirements and governmental approvals. Each outdoor placement and installation may require a license with specific terms of use. If we, or our lessors or sublessors, violate the terms of the license for the relevant placement and installation for a LCD screen, billboard, light box or neon sign, we could be required to tear it down. We may also be required to tear it down as result of changes of municipal zoning requirements or actions taken by local authorities for city beautification, clean-up or other purposes. If we lose a significant number of iScreen Outdoor LCD screens, billboards, light boxes and/or neon signs as a result, our business operations would be materially and adversely impacted. Moreover, if we are unable to perform our advertising contracts as a result of these losses, we may incur remedial costs and our relationships with our advertising clients and financial results could be harmed as a result.

If we were deemed a “resident enterprise” by PRC tax authorities, we could be subject to tax on our global income and our non-PRC shareholders could be subject to certain PRC taxes.

Under the New PRC Enterprise Income Tax Law effective January 1, 2008, or the EIT law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” and will be subject to the EIT at the rate of 25% on its global income. The implementing rules of the EIT law define “de facto management” as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

If we were to be considered a “resident enterprise” by the PRC tax authorities, our global income would be subject to tax under the EIT law at the rate of 25% and, to the extent we were to generate a substantial amount of income outside of the PRC in the future, we would be subject to additional taxes. In addition, if we were to be considered a “resident enterprise,” any dividends we were pay to our non-PRC enterprise shareholders would be subject to withholding tax and our non-PRC enterprise shareholders would be subject to a 10% income tax on any gains they would realize from the transfer of their shares, if such income were sourced from within the PRC.

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

We conduct our business primarily through our subsidiaries in China. Our operations in China are governed by PRC laws and regulations. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after a violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content and services we provide through our network.

As an operator of an advertising medium, we are obligated under PRC law to monitor the advertising content displayed on our network for compliance with applicable law. Although the advertisements displayed on our network may have been previously displayed over public media, we may be required to separately and independently vet these advertisements for content compliance before displaying them on our networks. In addition, for advertising content related to certain types of products and services, such as alcohol, cosmetics, pharmaceuticals, estates and medical procedures, we are required to confirm that the advertisers have obtained requisite government approvals including the advertiser’s operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filings with the local authorities. Any failure to strictly abide by applicable requirements regarding content, pre-approval, or proper filings could result in fines up to RMB30,000 (approximately USD4,903), confiscation of advertising earnings, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information.

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

Governmental control of currency conversion may materially and adversely affect the value of your investment. Substantial limitations may be imposed on the removal of funds from the PRC to the Company, or the infusion of funds by us to our subsidiaries located in the PRC.

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

On August 29, 2008, SAFE, promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. When applying for the conversion of foreign exchange in “capital account”, such as foreign exchange received from capital contribution or loans, into RMB, the company is required, except for small amount conversions not exceeding US$50,000 for daily expenses, to submit to the bank the relevant documents supporting such conversion, such as the business contracts, related RMB payment notice, and documents evidencing the use of funds previously converted from foreign exchange in its capital account. Further, SAFE Circular 142 requires that RMB converted from the foreign currency denominated registered capital of a foreign-invested company may only be used for purposes within the company’s business scope approved and registered with the local SAIC authority, and may not be used for equity investments within the PRC unless specifically provided for otherwise in its business scope. In addition, SAFE strengthened its oversight of the flow and use of RMB funds converted from the foreign currency denominated registered capital of a foreign-invested company. The use of such RMB may not be changed without approval from SAFE, and may not in any case be used to repay RMB loans if the proceeds of such loans have not yet been used. Violations of SAFE Circular 142 may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations. As a result, SAFE Circular 142 may significantly limit our ability to effectively convert any US dollar infusion of funds from our off-shore company into RMB to be used by our subsidiaries located in the PRC.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may prevent us from making loans or capital contributions to our PRC operating subsidiaries.

As an offshore holding company of our PRC operating subsidiaries, any loans by us to our PRC subsidiaries are subject to PRC regulations and approvals. For example, loans by us to our wholly-owned subsidiaries in China, each of which is a foreign-invested enterprise, to finance the activities cannot exceed statutory limits and must be registered with SAFE, or its local counterpart.

We may also decide to finance our wholly-owned subsidiaries by means of capital contributions. These capital contributions must be approved by the PRC Ministry of Commerce or its local counterpart. There can be no assurances that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our subsidiaries. If we fail to receive such registrations or approvals, our ability to capitalize our PRC operations may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The value of the Renminbi against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. As a result of this policy change, Chinese RMB appreciated approximately 1.0%, 3.1%, 5.1%, 0.2%, 3% and 0.4% against the U.S. dollar in 2009, 2010, 2011, 2012, 2013 and 2014, respectively. It is possible that the Chinese government will adopt a more flexible currency policy, which could result in more significant fluctuations of Chinese RMB against the U.S. dollar.

Substantially all of our revenues and costs are denominated in Renminbi, and a significant portion of our financial assets are also denominated in Renminbi. Thus, a resumption of the appreciation of the Renminbi against the U.S. dollar would, for instance, further increase our costs in U.S. dollar terms. In addition, as we may rely on dividends and other distributions paid to us by our subsidiaries in China, any significant depreciation of the Renminbi against the U.S. dollar may have a material adverse effect on our revenues and financial condition. In addition, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our shares of common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. Any fluctuation of the exchange rate between the Renminbi and the U.S. dollar could also result in foreign current translation losses for financial reporting purposes.

Voting control by executive officers, directors and other affiliates of the Company may limit your ability to influence the outcome of director elections and other matters requiring shareholder approval.

The executive officers, directors and other affiliates of the Company beneficially own approximately 39.2% of our voting shares as of April 1, 2015. These shareholders can control substantially all matters requiring approval by our shareholders, including the election of directors and the approval of other business transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have a material adverse effect on the market price of shares of common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Risks Related to the Merger

The failure to integrate successfully the businesses of Tiger Media and TBO in the expected timeframe would adversely affect the combined company’s future results and the market price of the combined company’s common stock following the completion of the Merger.

The success of the Merger will depend, in large part, on the ability of the combined company to realize the anticipated benefits of the Merger. To realize such benefits, the combined company must successfully integrate Tiger Media’s and TBO’s respective businesses. This integration will be complex and time-consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Merger. Potential difficulties that may be encountered in the integration process include the following:

•	Complexities associated with managing the larger, more complex, combined business;

•	Integrating effectively the financial and internal control systems and procedures of the combined companies;

•	Integrating personnel from the two companies;

•	The loss of key employees;

•	Potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Merger;

•	Performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations; and

•	The differences in the businesses of Tiger Media and TBO may make integration more difficult as well as not having the efficiencies which may arise if the businesses were similar.

The occurrence of or failure to achieve any of these matters could adversely affect the ability of the combined company to maintain relationships with customers, suppliers and employees or the combined company’s ability to achieve the anticipated benefits of the Merger could be adversely affected, the combined company’s earnings could be reduced, or the combined company’s business and financial results could be adversely affected, any of which could adversely affect the market price of the combined company’s common stock.

The combined company’s future results will suffer if the combined company does not effectively manage its expanded operations following the Merger.

Following the Merger, the size of the combined company’s business will be larger than the current businesses of Tiger Media and TBO. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for the combined company’s management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that the combined company will be successful or that the combined company will realize the expected operating efficiencies, annual net operating synergies, revenue enhancements and other benefits currently anticipated to result from the Merger.

The loss of key personnel could have a material adverse effect on the combined company’s business, financial condition or results of operations.

The success of the Merger will depend in part on the combined company’s ability to retain key Tiger Media and TBO employees who continue employment with the combined company after the Merger is completed. These employees might decide not to remain with the combined company after the Merger is completed. If these key employees terminate their employment, the combined company’s activities might be adversely affected, management’s attention might be diverted from successfully integrating TBO’s operations to recruiting suitable replacements and the combined company’s business, financial condition or results of operations could be adversely affected. In addition, the combined company might not be able to locate suitable replacements for any such key employees who leave the combined company or offer employment to potential replacements on reasonable terms.

The success of the combined company will also depend on relationships with third parties and pre-existing customers of Tiger Media and TBO, which relationships may be affected by customer preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition or results of operations.

The combined company’s success will be dependent on the ability to maintain and renew pre-existing business relationships of both Tiger Media and TBO and to establish new business relationships. There can be no assurance that the business of the combined company will be able to maintain pre-existing customer contracts of Tiger Media or TBO and other business relationships of Tiger Media or TBO, or enter into or maintain new customer contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important customer and other business relationships could have a material adverse effect on the business, financial condition or results of operations of the combined company.

The combined company may incur significant expenses in connection with the integration of the two companies.

The combined company may incur significant expenses in connection with the integration of the two companies, including integrating personnel, information technology systems, accounting systems, vendors and strategic partners of each company and implementing consistent standards, policies, and procedures.

The market price of the combined company’s common stock may decline as a result of the Merger.

The market price of the combined company’s common stock may decline as a result of the Merger for a number of reasons, including if:

•	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated;

•	the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of industry analysts; or

•	investors react negatively to the effect of the Merger on the combined company’s business and prospects.

The price of Company Common Stock after the Merger may be affected by factors different from those currently affecting the shares of Tiger Media prior to the completion of the Merger.

Upon completion of the Merger, holders of TBO Common Stock became holders of Company Common Stock. The business of Tiger Media differs from the business of TBO in important respects and, accordingly, the results of operations of the combined company and the price of its common stock following the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of Tiger Media and TBO.

The Merger could have an adverse effect on Tiger Media’s and TBO’s businesses, financial conditions, results of operations, reputations and business prospects.

Our efforts to integrate following the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to the integration of Tiger Media and TBO may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging because employees may experience uncertainty about their future roles with the combined company.

Uncertainty as to our post-Merger future could adversely affect our business, reputation and relationships with potential customers. For example, vendors and others that deal with Tiger Media or TBO could defer decisions concerning working with such combined company, or seek to change existing business relationships with such company. Further, a substantial amount of attention of our management and employees is being directed toward integration following completion of the Merger and thus is being diverted from day-to-day operations because matters related to the Merger (including integration planning) require substantial commitments of time and resources.

Our Corporate Effective Tax Rate may increase as a result of the Domestication.

In connection with the Domestication, we will become subject to U.S. tax on our worldwide income and capital gains and our corporate effective tax rate may be significantly higher, which could materially impact our financial results, including our earnings and cash flow, for periods after the Domestication. Our prior jurisdiction of incorporation, the Cayman Islands, does not currently impose an income tax. If we remained incorporated in the Cayman Islands, we generally would be taxed in the U.S. only on income that is effectively connected with the conduct of a trade or business in the U.S. (“effectively connected income”), and other non-effectively connected income that is sourced in the U.S., subject to certain exceptions. If we had remained incorporated in the Cayman Islands, income after the Merger from the conduct of business activities that TBO currently conducts would still have been subject to tax in the U.S. because it would constitute effectively connected income.

The highest statutory corporate tax rate for U.S. federal income tax purposes is currently 35%. State-level taxes, to the extent applicable, would be in addition to federal taxes. Our effective tax rate for purposes of financial reporting may, however, vary significantly from the statutory rates under which we operate (including the U.S. statutory rate that would apply after the Domestication) because of, among other things, timing differences in the recognition of income and expense for U.S. GAAP and tax purposes, and differences in how each jurisdiction in which we operate treats the same item of income or expense. We are unable to predict the impact of the Domestication on our effective tax rate going forward. In addition, the tax laws of the United States and other jurisdictions could change in the future, and those changes could cause a material increase in our effective tax rate at a later date as well.

Risks Related to TBO and Interactive Data Business and Operations

We may not have sufficient cash to operate our business. Additional equity or debt offerings to fund future operations may not be available and, if available, may significantly dilute the value of their currently outstanding common stock.

We expect to fund operations through current cash and company profits. Subject to revenue growth, Tiger Media may have to raise private equity and or debt, which, if they are able to obtain, will have the effect of diluting existing common and preferred stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to Tiger Media. If our operations do not generate positive cash flow in the upcoming year, or if the Tiger Media is not able to obtain additional debt or equity financing on terms and conditions acceptable to it, if at all, we may be unable to implement our business plan, or even continue its operations.

To achieve sustainable profitability, Interactive Data must continue to generate increased revenue.

Interactive Data needs to generate greater revenue from the sales of its products if it is to sustain profitability. If Interactive Data is unable to generate greater revenue, net losses may return and it may never be able to sustain profitability or generate positive cash flow from operations in the future.

Interactive Data faces intense competition from both start-up and established companies that may have significant advantages over it and its products.

The market for Interactive Data’s products and services is intensely competitive. There are numerous companies competing with Interactive Data in various segments of the data fusion industry, and their products and services may have advantages over Interactive Data’s products and services in areas such as conformity to existing and emerging industry standards, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support.

Interactive Data’s principal competitors in the data fusion industry include LexisNexis, TransUnion, Thomson Reuters, Experian and Equifax. Current and potential competitors may have one or more of the following significant advantages:

•	greater financial, technical and marketing resources;

•	better name recognition;

•	more comprehensive solutions;

•	better or more extensive cooperative relationships; and

•	larger customer base.

Interactive Data cannot assure you that it will be able to compete successfully with its existing or new competitors. Some of Interactive Data’s competitors may have, in relation to Interactive Data, one or more of the following: longer operating histories, longer-standing relationships with end-user customers and greater customer service, public relations and other resources. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products and services. Additionally, it is likely that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share.

If Interactive Data’s newer products do not achieve market acceptance, revenue growth may suffer.

Interactive Data’s identity verification products have been in the market place for a limited period of time and may have longer sales cycles than its previous products. Accordingly, Interactive Data may not achieve the meaningful revenue growth needed to sustain operations. Interactive Data cannot provide any assurances that sales of its newer products will continue to grow or generate sufficient revenues to sustain its business. If Interactive Data is unable to recognize revenues due to longer sales cycles or other problems, its results of operations will be adversely affected, perhaps materially.

Interactive Data has not yet received broad market acceptance for its newer products. Interactive Data cannot assure that its present or future products will achieve market acceptance on a sustained basis. In order to achieve market acceptance and achieve future revenue growth, Interactive Data must introduce complementary products, incorporate new technologies into existing product lines and design, and develop and successfully commercialize higher performance products in a timely manner. Interactive Data cannot assure that it will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions.

Interactive Data resembles a developmental stage company and its business strategy may not be successful.

Historically, Interactive Data has provided data solutions and services to the Accounts Receivable Management industry for location and identity verification, legislative compliance and debt recovery. Now, Interactive Data is targeting the entirety of the risk management market, including expansion into Fair Credit Reporting Act regulated data and non-regulated data, with new products and services. Interactive Data can provide no assurances that its newly introduced products and services will ever achieve widespread market acceptance or that an adequate market for these products and services will ever emerge. Consequently, Interactive Data resembles a developmental stage company and will face the following inherent risks and uncertainties:

•	the need for Interactive Data’s identity verification and risk management products and services to achieve market acceptance and produce a sustainable revenue stream;

•	Interactive Data’s ability to manage costs and expenses;

•	Interactive Data’s ability to secure, and dependence on key personnel;

•	Interactive Data’s ability to obtain financing on acceptable terms; and

•	Interactive Data’s ability to offer greater value than our competitors.

Interactive Data’s business strategy may not successfully address these risks. If it fails to recognize significant revenues from the sales of new products and services, business, financial condition and operating results would be materially adversely affected.

If Interactive Data fails to respond to rapid technological changes in the data fusion industry, it may lose customers and/or its products and/or services may become obsolete.

The data fusion industry is characterized by rapidly changing technology, frequent product introductions, and continued evolution of new industry standards. Interactive Data must also introduce upgrades to its products and services rapidly in response to customer needs. As a result, Interactive Data’s success depends upon its ability to develop and introduce in a timely manner new products and services and enhancements to its existing products and services that meet changing customer requirements and evolving industry standards. The development of technologically advanced product solutions is a complex and uncertain process requiring high levels of innovation, rapid response and accurate anticipation of technological and market trends. Interactive Data cannot assure you that it will be able to identify, develop, manufacture, market or support new or enhanced products and services successfully in a timely manner. Further, Interactive Data or its competitors may introduce new products or services or product enhancements that shorten the life cycle of existing products or services or cause existing products or services to become obsolete.

Interactive Data’s products and services are highly technical and if they contain undetected errors, its business could be adversely affected and may have to defend lawsuits or pay damages in connection with any alleged or actual failure of its products and services.

Interactive Data’s products and services are highly technical and complex. Its products and services have contained and may contain one or more undetected errors, defects or security vulnerabilities. Some errors in Interactive Data’s products and services may only be discovered after a product or service has been used by end customers. Any errors or security vulnerabilities discovered in Interactive Data’s products after commercial release could result in loss of revenues or delay in revenue recognition, or loss of customers, any of which could adversely affect its business and results of operations. In addition, Interactive Data could face claims for product liability or breach of personally identifiable information. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if Interactive Data’s business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, its financial condition could be harmed.

A breach of network security could harm public perception of Interactive Data’s products and services, which could cause it to lose revenues.

If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to Interactive Data’s network security controls, the market perception of the effectiveness of Interactive Data’s network security could be harmed resulting in loss of current and potential end user customers, data suppliers, or cause Interactive Data to lose potential value-added resellers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, Interactive Data may be unable to anticipate these techniques. If an actual or perceived breach were to occur, Interactive Data cannot assure that it would not lose revenue or not sustain operating losses as a result.

Interactive Data’s products and services can have long sales and implementation cycles, which may result in substantial expenses before realizing any associated revenues.

The sale and implementation of Interactive Data’s data products and services to large companies and government entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving capital expenditures, testing and accepting new technologies that affect key operations. As a result, sales and implementation cycles for Interactive Data’s data products and services can be lengthy, and Interactive Data may expend significant time and resources before it receives any revenues from a customer or potential customer. Interactive Data’s quarterly and annual operating results could be materially harmed if orders forecast for a specific customer and for a particular period are not realized.

Consolidation in the data fusion industry may limit market acceptance of Interactive Data’s products and services.

Several of Interactive Data’s competitors have acquired companies with complementary technologies in the past. Interactive Data expects consolidation in the data fusion industry to continue in the future. These acquisitions may permit Interactive Data’s competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than Interactive Data currently offers. Acquisitions of vendors or other companies with which Interactive Data has a strategic relationship by its competitors may limit its access to commercially significant technologies. Further, business combinations in the data fusion industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise, which may make it more difficult for Interactive Data to compete.

Interactive Data must adequately protect its intellectual property in order to prevent loss of valuable proprietary information.

Interactive Data relies primarily upon a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and non-disclosure agreements to protect its proprietary technology. However, unauthorized parties may attempt to copy or reverse-engineer aspects of Interactive Data’s products or services or to obtain and use information that it regards as proprietary. Policing unauthorized use of Interactive Data’s products or services is difficult, and Interactive Data cannot be certain that the steps it has taken will prevent misappropriation of its intellectual property. If the protection of Interactive Data’s intellectual property proves to be inadequate or unenforceable, others may be able to use its proprietary developments without compensation to Interactive Data, resulting in potential cost advantages to its competitors.

Interactive Data may incur substantial expenses defending itself against claims of infringement.

There are numerous patents held by many companies relating to the design and manufacture of data solutions. Third parties may claim that Interactive Data’s products and/or services infringe on their intellectual property rights. Any claim, with or without merit, could consume management’s time, result in costly litigation, cause delays in sales or implementations of products or services or require entry into royalty or licensing agreements. Royalty and licensing agreements, if required and available, may be on terms unacceptable to Interactive Data or detrimental to its business. Moreover, a successful claim of product infringement against Interactive Data or its failure or inability to license the infringed or similar technology on commercially reasonable terms could seriously harm its business.

Interactive Data’s acquisition of complementary products or businesses may adversely affect its financial condition.

Interactive Data may acquire or invest in companies, business units, product lines or technologies to accelerate the development of products and sales channels complementary to its existing products and sales channels. Negotiation of potential acquisitions and integration of acquired products, technologies or businesses could divert management’s time and resources. Future acquisitions could cause Interactive Data to issue equity securities that would dilute the then-current ownership of the Company, incur debt or contingent liabilities, amortize intangible assets or write off in-process research and development, goodwill and other acquisition-related expenses that could seriously harm Interactive Data’s financial condition and operating results. Further, if Interactive Data is not able to properly integrate acquired products, technologies or businesses with existing products and operations, train, retain and motivate personnel from the acquired business or combine potentially different corporate cultures, it may not receive the intended benefits of such acquisitions, which could adversely affect its business, operating results and financial condition.

Compliance with laws, rules, or regulations may adversely affect Interactive Data’s financial condition

Interactive Data’s business is subject to various federal, state, and local laws, rules, and regulations, including, without limitation, the Driver’s Privacy Protection Act (18 U.S.C. §§ 2721-2725) (“DPPA”) and the Gramm-Leach-Bliley Act (15 U.S.C. §§ 6801-6809) (“GLBA”). A change in any one of a number of the laws, rules, or regulations applicable to Interactive Data s business and/or the enactment of future legislation could have a material adverse effect on Interactive Data’s financial condition and its ability to provide products or services to customers.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Tiger Media’s headquarters are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431, where it leases 10,745 rentable square feet of office space.

Tiger Media’s former headquarters, and currently remain as the main operating office in China, are located at Room 1705, 511 Weihai Road, Jing An District, Shanghai, China, 200041, where it continues to lease approximately 200 square meters of office space.

Item 3.	Legal Proceedings.

We may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on its business, financial condition or results of operations. However, the results of these matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2014, the Company prosecuted against one advertising display equipment vendor in PRC court, for economic compensation arising from the vendor’s failure to meet the products’ standard quality. The Company believes it will prevail on the merits of the case. However, the economic compensation is not determined, and the Company has not recognized gain contingency.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE MKT under the symbol “IDI.” On March 19, 2015, a one-for-five reverse split of the Tiger Media’s issued and outstanding common stock became effective (“Reverse Stock Split”). Trading of the Tiger Media common stock on a post-Reverse Stock Split adjusted basis began at the opening of business on the morning of March 20, 2015. All historic share and per share information, including earnings per share, in this 2014 Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split. The table below sets forth, for the respective periods indicated, the high and low prices for our common stock as reported on the NYSE MKT, as applicable.

	Bid Prices
	High	Low
2014
First Quarter	$8.25	$5.60
Second Quarter	$6.55	$3.25
Third Quarter	$4.90	$2.25
Fourth Quarter	$4.75	$2.25

2013
First Quarter	$6.25	$4.20
Second Quarter	$6.35	$4.55
Third Quarter	$9.45	$3.95
Fourth Quarter	$10.20	$5.80

As of April 1, 2015, there were 13,888,454 shares of our common stock issued and outstanding. As of April 1, 2015 there were approximately 109 record holders of our common stock.

We paid no dividends or made any other distributions in respect of our common stock during our fiscal years ended December 31, 2014 and 2013, and we have no plans to pay any dividends or make any other distributions in the future.

Equity Compensation Plan Information

The following table lists all securities authorized for issuance and outstanding under our equity compensation plans at December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options (excluding outstanding restricted share units)	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options)
Equity compensation plans approved by security holders	468,000	$10.60	491,868
Equity compensation plans not approved by security holders	—	—	—

Sales of Unregistered Securities

Upon consummation of the Merger on March 21, 2015:

(a) 4,016,846 shares of TBO common stock, no par value per share (“TBO Common Stock”) converted into 4,016,846 shares of Tiger Media common stock, par value $0.0005 per share (“Company Common Stock”);

(b) 8,000 shares of TBO Series A Convertible Preferred Stock, par value $0.001 per share (“TBO Series A Preferred Stock”) converted into 4,200,511 shares of Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Company Preferred Stock”) at closing and 1,800,220 shares of Company Preferred Stock subject to an earn out;

(c) 1,019,600 shares of TBO Series B Convertible Preferred Stock, par value $0.001 per share (“TBO Series B Preferred Stock”) converted into 764,791 shares of Company Preferred Stock;

(d) 640,000 shares of TBO Series C Convertible Preferred Stock, par value $0.001 per share (“TBO Series C Preferred Stock”) converted into 480,057 shares of Company Common Stock; and

(e) 4,000 shares of TBO Series D Convertible Preferred Stock, par value $0.001 per share (“TBO Series D Preferred Stock”) converted into 2,100,252 shares of Company Common Stock at closing and 900,108 shares of Company Common Stock subject to an earn out.

The issuance of the securities described in paragraphs (a) through (e) above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(2) thereof and Regulation D promulgated thereunder, which exception we believe is available because the securities were not offered pursuant to a general solicitation and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506. The securities issued in these transactions are restricted and may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

Before the Merger, Marlin Capital Investments, LLC, which is managed by Michael Brauser, a founding shareholder of TBO, held RSUs representing the right to receive 2,000,000 shares of TBO Common Stock. Tiger Media assumed these RSUs upon closing and the RSUs represent the right to receive 2,000,000 shares of Tiger Media Common Stock. The RSUs vest annually beginning October 13, 2015 only if certain performance goals of Tiger Media are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of Tiger Media.

In addition, 960,000 RSUs held by TBO employees were assumed by Tiger Media and represent the right to receive 960,000 shares of Tiger Media Common Stock, subject to vesting and delivery.

In addition, 28,000 outstanding TBO warrants were assumed upon the Merger and are exercisable for 28,000 shares of Tiger Media Common Stock.

Assuming all Earn-out Shares are earned, all RSUs are vested and the underlying shares of common stock are delivered, and the warrants are exercised, up to an aggregate of 17,250,785 shares of Tiger Media Common Stock (on an as-converted basis) were or will be issued in connection with the Merger.

Item 6.	Selected Financial Data.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

We are a multi-platform media company operating primarily in the out-of-home advertising industry. Out-of-home advertising typically refers to advertising media in public places, such as billboards, screen displays and street furniture. Our core street-level iScreen Outdoor LCD screens network which is built on street level that captivates eye-level awareness, is complemented by outdoor billboards which are mostly built on rooftops with good visibility from long distances. We are also developing an integrated marketing platform to deliver O to O solutions in addition to traditional media agency services, utilizing our furniture displays at designated consumer direct-reach locations. We believe we are able to provide multi-platform, “one-stop shop” services for our local, national and international clients.

Targeting the rapidly growing number of urban and increasingly affluent consumers in China, we deploy our advertising network across the following select media platforms:

•	iScreen Outdoor LCD screens. We are building a first-ever, uniquely new network of about 100 large format street level LCD screens, which we have named as iScreen, at prominent entry points of about 20 high end shopping malls and commercial centers located at major central business district locations in Shanghai. Many of the iScreens are located adjacent to subway stations and busy intersections that have prominent street level views and wide consumer reach.

•	Others. Tiger Media represents a network of outdoor billboards and other media, which are mostly built on rooftops and with good visibility from long distances.

Through the contractual arrangement reached with Home Inns in July 2012, we were granted an opportunity to develop large format billboards, usually on roof-tops, at certain existing Home Inns locations and future new hotels. This project had incurred significant delays from difficulty in obtaining landlord consents, therefore, management has decided not to continue the efforts in obtaining the consents, and is focusing its efforts in pursuing other potential opportunities.

Our multi-platform media offerings that deliver far-near visibility attract advertising clients from industries ranging from telecommunications, insurance and banking, to automobile, real estate, electronics, fast moving consumer goods, entertainment and luxury goods.

We are developing our new iScreen LCD, outdoor billboards and other operations. Furthermore, our business strategy to pursue organic growth and the viability of new concessions and other projects is dependent upon our ability to raise new funding.

We expect to continue expanding our own concessions through acquisitions and organic expansion and capitalize on the growth opportunities in China’s out-of-home advertising and other emerging media markets.

Industry Trends and Uncertainties

Operating results are affected by the following factors that impact the out-of-home advertising industry in China:

•	Growth of the PRC economy and the advertising industry. The growth of the PRC economy affects the size and growth rate of the advertising industry in China. As the advertising industry is typically sensitive to general economic conditions, any slowdown in the economy, such as the worldwide economic downturn in 2008, could directly and adversely affect the overall advertising spending in China by multinational and domestic advertisers. The amount and timing of collection of advertising fees from advertisers may also be negatively impacted as a result, which could in turn affect our liquidity and results of operations.

•	Advertising spending and budget cycle of advertisers. Advertising spending and budget cycle of advertisers will affect the amount and timing of demand for our service offerings. In a contracted economy, the budget size for advertising may be reduced. Advertisers may have shorter budget cycles, may contract for shorter-term advertising promotions and may seek a media platform with higher average returns on their advertising spending.

•	Advertisers’ marketing strategy and budget. Our revenues depend on advertising spending budgeted by our clients for out-of-home advertising, including offerings through our LCD screens, outdoor billboard and furniture display advertising platforms. The level of acceptance of our platforms by advertisers and the value of its advertising network relative to its low cost, as perceived by our advertisers, affect our business growth.

•	Competition and pricing pressure. The level of competition in the out-of-home advertising market from existing operators and new market entrants for clients and for media assets could affect opportunities for growth, influence prices that we could charge for our advertising services, and affect the leasing cost of advertising space. We compete for advertising clients generally on the basis of network coverage, service quality, technology, media offerings, services and brand name.

•	Seasonality and One-Time Events. Although we do not experience significant seasonality in our business, advertising spending is affected by holidays and one-time events. Advertising spending for outdoor media typically decreases during the Chinese New Year, which occurs in the first calendar quarter of each year, and increases in the last calendar quarter.

•	Laws regulating advertising in the PRC. A change in PRC law or government practice regulating the advertising industry in general and our service platforms in particular could affect our results of operations, in terms of compliance costs and scope of advertising services offered to clients.

Company Specific Trends and Uncertainties

Our operating results are also directly affected by company-specific factors, including the following:

•	Ability to maintain market position. The market for out-of-home advertising services continues to evolve rapidly, and as a multi-platform media company in China, we compete with different companies across our platforms and cities of operation. Our iScreen Outdoor LCD screen network is a uniquely new and effective medium which may attractive other operators to compete for our concessions, locally or regionally into other cities in China. For our billboard advertising platform, we compete against mostly local or regional outdoor billboard owners and operators, as the outdoor billboard market in China is largely fragmented. We also compete for the advertising budget of advertisers with other operators of out-of-home advertising and operators of other advertising media including television, radio, newspapers, magazines and the Internet. Our continued ability to maintain our market position is central to our ability to attract new clients, expand relationships with site owners and managers and increase our revenues.

•	Expansion into new cities. The iScreen Outdoor LCD screen network is established initially in Shanghai. Expansion into other major cities in China will require setting up of new offices and manpower, engaging new local partners, obtaining new government support or approvals, and other supporting facilities that will increase the operating costs of the business.

•	Ability to expand client base and increase the number of advertising contracts and average revenues per contract. Our ability to expand our client base and increase the number of advertising contracts and average revenues per contract is a key driver of our revenue growth. We believe our extensive advertising network across multiple media platforms allows us to act as a “one-stop shop” for advertising clients that seek nationwide distribution of advertising content across multiple advertising channels, including LCD screens, outdoor billboards and furniture displays.

•	Ability to sign and extend site leases for lower rentals. Our ability to generate revenues and increase profitability from advertising sales depends largely on our ability to provide a large network of our media products across media platforms at desirable locations on commercially advantageous terms. The effectiveness of our network also depends on the cooperation of site owners and managers to allow us to install the desired types of LCD screens and billboards at the desired spots on their properties.

•	Ability to cross-sell. Our ability to increase revenues by effectively leveraging our multi-platform advertising network will be determined by our ability to integrate our sales efforts and successfully implementing cross-selling sales initiatives. To further implement cross-selling initiatives, we plan to employ an integrated sales approach under which we will coordinate the sales and maintenance teams across platforms and geographic regions and provide them with the proper incentive structure to encourage more cohesive and consistent services to our clients and a heightened awareness of opportunities to cross-sell our media offerings while optimizing advertising solutions for our clients.

•	Ability to retain key employees and sales people. Recruiting and retaining a team of senior executives, key employees and sales team with industry knowledge and experience is essential to our continued success.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, estimate of useful lives of intangible assets, impairment of goodwill and other intangibles, cash flow forecasts, share-based compensation expense, and contingencies and litigation liabilities. We base our estimates on historical experience, known or expected trends, independent valuations and various other assumptions that are believed to be reasonable under the circumstances based on information available as of the date of the issuance of these financial statements. The results of such assumptions form the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The current economic environment and its potential effect on us and our clients have combined to increase the uncertainty inherent in such estimates and assumptions. Future results could be significantly affected if actual results were to be different from these estimates and assumptions.

We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We are able to support a large and diverse base of local, national and international advertisers with coverage in a number of cities and a broad range of media offerings. A typical advertising contract specifies the duration, site location, types and number of advertising placements, price and payment terms with our advertising clients. The contract terms of our advertising period generally range from three days to 12 months for iScreen Outdoor LCD screen advertisements and six months to 24 months for billboards. In general, we base our listed price on a number of factors, including locations, quantity of displays, scale, types of audience, nature of communities and duration of clients’ advertising campaigns.

We recognize advertising service revenue on a straight-line basis over the period in which the customer advertisement is to be displayed, which typically ranges from three days to over one year, starting from the date we first display the advertisement. Written contracts are entered into between us and our customers to specify the price, the period and the location at which the advertisement is to be displayed. Revenue is only recognized if the collectability of the advertising service fee is probable.

We generate advertising service revenues from the sales of advertising time slots on traditional billboard networks and the sale of the timing slots of the iScreen Outdoor LCD network within shopping malls. In the advertising arrangements, we act as a principal in the transaction and record advertising revenues on a gross basis. The associated expenses are recorded as cost of revenues.

Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheet, and are recognized as revenue when the advertising services are rendered.

Nonmonetary transactions

In general, the accounting for nonmonetary transactions should be based on the fair values of the assets (or services) involved, which is the same basis as that used in monetary transactions. Thus, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss shall be recognized on the exchange. The fair value of the asset received shall be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered. Similarly, a nonmonetary asset received in a nonreciprocal transfer shall be recorded at the fair value of the asset received. A transfer of a nonmonetary asset to a stockholder or to another entity in a nonreciprocal transfer will be recorded at the fair value of the asset transferred and a gain or loss shall be recognized on the disposition of the asset.

Accounts receivable and allowance for doubtful accounts

Accounts receivable consist of amounts billed but not yet collected and unbilled receivables. Unbilled receivables relate to revenues earned and recognized, but which have not been billed by us in accordance with the terms of the advertising service contract. The payment terms of our service contracts with our customers vary and typically require an initial payment to be billed or paid at the commencement of the service period, progress payments to be billed during the service period, and a final payment to be billed after the completion of the service period. None of our accounts receivable bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in our existing accounts receivable. Management determines the allowance based on historical write-off experience and reviews of customer-specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

As of December 31, 2014 and 2013, we have accounts receivable of $1.7 million and $1.6 million, respectively.

Intangible Assets

Intangible assets are accounted for in accordance with the provisions of FASB ASC 350 “Intangibles — Goodwill and Other”.

The Group’s intangible assets represent lease agreements acquired in June 2013. We estimated the fair value of intangible assets including lease agreements purchased with the consideration of issuance of the Company’s common shares, which is amortized on a straight line basis over the estimated useful life of 6 years.

Impairment of long-lived assets

Indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FASB ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.”

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

The fair value of the Group’s financial assets and liabilities approximate their carrying amount because of short-term maturity of these instruments.

Share-based payments

Our accounts for share-based payments to employees are in accordance with ASC Topic 718, “Compensation—Stock Compensation”. Under ASC 718, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, the compensation expense is based on the grant-date fair value of the award, the number of shares ultimately expected to vest and the vesting period.

Our accounts for share-based payments to non-employees are in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Under ASC 505-50, share-based payment transactions with non-employees shall be measured at the fair value of the consideration received on the fair value of the equity instruments issued, whichever is more reliably measurable. For this specific option due to share purchase agreement, the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measured than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued by us.

We determined the estimated grant-date fair value of share options based on the Binomial Tree option-pricing model using the following assumptions:

Options granted to employee:	2013*
Risk-free rate of return	2.63%
Weighted average expected option life	10 years
Expected volatility rate	95.26%
Dividend yield	0%

*	No options were granted for the year ended December 31, 2014.

The expected volatility in the table above was based on the actual volatility of the Company’s common shares.

Because our share options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation model may not provide an accurate measure of the fair value of our share options. Although the fair value of share options to employees and nonemployees is determined in accordance with ASC Topic 718, “Compensation—Stock Compensation” and ASC Topic 505, “Equity – Equity-Based Payments to Non-Employees” respectively, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Recently issued accounting standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.This Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. For public entities, the Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect at the date of initial application. Early application is not permitted. The Company will be required to adopt ASU 2014-09 no later than the quarter beginning January 1, 2018, and the Company is currently evaluating the impact of adoption of this standard.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This Update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company will be required to adopt ASU 2014-15 no later than the quarter beginning January 1, 2017, and does not expect that the adoption will have a material impact on the Company’s consolidated financial position and results of operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU eliminates from GAAP the concept of extraordinary items. Reporting entities will not have to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company will be required to adopt ASU 2015-01 no later than the quarter beginning January 1, 2016 and does not expect that this ASU will have a significant impact on its consolidated financial position and results of operations.

Except for the ASUs above, for the year ended December 31, 2014, the FASB has issued ASU No. 2014-01 through ASU 2015-03, which is not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

For the Year ended December 31, 2014 compared to the Year ended December 31, 2013

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of operations for the years ended December 31, 2014 and 2013:

			Increase/
	For the Years Ended December 31,		(Decrease)%
(Amount in thousands)	2014	2013	2014 vs 2013
Net revenues	$3,006	$2,875	5%
Cost of revenues	(2,791)	(1,765)	58%

Gross profit	215	1,110	(81%)

Operating expenses
Sales and marketing expenses	(885)	(788)	12%
General and administrative expenses	(2,931)	(4,397)	(33%)
Gain from extinguishment of acquisition consideration payable	—	99

Total operating expenses	(3,816)	(5,086)	(24%)

Loss from operations	(3,601)	(3,976)	(9%)

Other income/(expense)
Interest income	75	12	525%
Other expense	(48)	(4)	1100%

Total other income	27	8	238%

Loss before income taxes	(3,574)	(3,968)	(10%)
Income taxes benefit	41	33	24%

Net loss	$(3,533)	$(3,935)	(10%)

Our operations consist of our new shopping mall LCDs, media placement and agency, executive and general corporate operations. Our LCD business consists of LCD screens at prominent entry points of high end shopping centers located at major central business district locations in Shanghai. These large digital screens will allow advertisers to promote their brands in high impact locations with prominent street level views. The general corporate and administrative expenses consist principally of salaries and professional fees. The executive and general corporate operations include the services provided and being provided by the Company in connection with the disposal of subsidiaries and new business operations.

Revenue. We generate our revenues from providing advertising services over our network which consists primarily of the following platforms:

•	iScreen Outdoor LCD screen. We typically sign advertising contracts with terms ranging from three days to one year. We sell those time slots of LCD screen time slots on a time per network basis with a minimum of 5 seconds. The price may vary depending on the size of network and the prominent location of each LCD screen.

•	Outdoor billboard and others platform. We typically sign advertising contracts with different terms for billboard advertisements. Each contract will typically specify the billboard location, measurement and the price. The contract price varies substantially from contract to contract, based on the location and measurement of the billboard. Deposits or progress payments are typically required at various stages of the contract performance, such as signing of contract, confirmation of content and completion of service period.

We recognize advertising service revenues on a straight-line basis over the period in which the advertisement is required to be displayed, starting from the date we first display the advertisement. We only recognize revenue if the collectability of the service fee is probable. The amount of advertising service revenues recognized is net of value added taxes and surcharges ranging between 9% and 10%.

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

The revenues of $3.0 million and $2.9 million were recognized for our new businesses in the years ended December 31, 2014 and 2013.

Cost of revenues. The cost of revenues consists primarily of operating lease cost of advertising space for displaying advertisements, depreciation of advertisement display equipment, amortization of intangible assets relating to lease agreements and direct staff and material costs associated with production and installation of advertisement content. The cost of revenues of $2.8 million and $1.8 million were charged for the years ended December 31, 2014 and 2013, respectively. The increase was primarily attributable to the cost associated with the significantly increased average coverage of our LCD network.

Operating expenses. Selling and marketing expenses consist of marketing and promotion, payroll, traveling expenses, transportation and advertising expenses incurred by our selling and distribution team. General and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, share-based compensation, rental and utility expenses.

Total operating expenses for the year ended December 31, 2014 were $3.8 million, compared to $5.1 million for the year ended December 31, 2013. The significant components of operating expenses are set forth below:

•	Sales and marketing expenses. The expenses were $0.9 million for the year ended December 31, 2014, compared to $0.8 million for the year ended December 2013, primarily due to the business development of our iScreen LCD operation.

•	General and administrative expenses. General and administrative expenses were $2.9 million for 2014, compared to $4.4 million for 2013, which mainly consist of salaries, share-based compensation and professional fees.

•	Gain from extinguishment of acquisition consideration payable. The Company obtained a waiver from Ad-Icon Company Limited to eliminate the consideration payable of $0.1 million in July 2013.

The following table describes our general and administrative expenses for the years ended December 31, 2014 and 2013. Staff salary decreased from $0.8 million in 2013 to $0.6 million in 2014 and is primarily due to a reduction in staff. The professional fees increased slightly in 2014 mainly due to the professional fees in connection with the Merger. Share based compensation represents amortization of fair value of options and shares granted to our staff. The amount decreased from $1.6 million in 2013 to $0.4 million in 2014 due to less new restricted stock units and options granted.

	For the Years Ended December 31,
(Amounts in thousands)	2014	2013
Professional fee	$995	$981
Salary expense	572	838
Share-based compensation	436	1,648
Other G&A expense	928	930

	$2,931	$4,397

Other income/ (expenses). Total other income for the year ended December 31, 2014 was $27, compared to $8 for the year ended December 31, 2013. Significant components of the other income are set forth below:

•	Interest income. Interest income in 2014 and 2013 of $75 and $12, respectively, were mainly due from short-term risk-free investments.

•	Other expense. Other expense in 2014 and 2013 of $48 and $4, respectively. The increase in other expense in 2014 resulted primarily from compensation expenses paid to certain shopping mall landlords upon the termination of certain lease concessions as we optimized LCD network locations.

Net loss. As a result of the foregoing, we had a loss of $3.5 million for the year ended December 31, 2014, as compared to a net loss of $3.9 million for the year ended December 31, 2013.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Foreign Currency

The Group’s reporting currency is the United States dollar (“US$”). The functional currency of the Company is the US$, whereas the functional currency of the Company’s subsidiaries in the PRC is the Renminbi (“RMB”) and the functional currency of the Company’s subsidiaries in the Hong Kong Special Administrative Region (“HKSAR”) is the Hong Kong Dollars (“HK$”), as the PRC and HKSAR are the primary economic environments in which the respective entities operate. Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign currency. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.

Transactions denominated in currencies other than the functional currency are translated into the respective functional currency at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in a currency other than the functional currency are translated into the functional currency using the applicable exchange rate at each balance sheet date. The resulting exchange differences are recorded in “foreign currency transaction gain / (loss)” in the consolidated statements of operations.

The assets and liabilities of the Company’s subsidiaries are translated into the US$ reporting currency using the exchange rate at each balance sheet date. Revenue and expenses of these entities are translated into US$ at average rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses resulting from translation of these entities’ financial statements into the US$ reporting currency are recorded as a separate component of “accumulated other comprehensive income” within shareholders’ deficit/equity. We do not have any foreign currency forward contracts.

Cash Flow Analysis

The following table presents a summary of our cash flows and beginning and ending cash balances for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
(Amounts in thousands)	2014	2013
Net cash used in operating activities	$(900)	$(5,088)
Net cash used in investing activities	(548)	(706)
Net cash provided by financing activities	—	4,108
Foreign currency translation adjustment	21	82

Net decrease in cash and cash equivalents	(1,427)	(1,604)

Cash and cash equivalents at beginning of year	5,605	7,209

Cash and cash equivalents at end of year	$4,178	$5,605

Cash Flows used in Operating Activities. Net cash used in operating activities was $0.9 million and $5.1 million for the years ended December 31, 2014 and 2013, respectively. The net cash used in operating activities in 2014 was mainly attributed to loss from operations of $3.5 million, adjusted by non-cash items of $1.4 million, a net increase in cash from accounts receivable and prepaid expenses of $0.4 million, a net increase in cash from accounts payable and other payables of $0.7 million and a net increase in cash from other working capital items of $0.1 million. The net cash used in operating activities in 2013 was mainly attributed to loss from operations of $3.9 million, adjusted by non-cash items of $2.0 million, a net decrease in cash from accounts receivable and prepaid expenses of $3.1 million and a net decrease in cash from other working capital items of $0.1 million.

Cash Flows used in Investing Activities. Net cash used in investing activities were $0.5 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively. The cash used in investing activities in 2014 and 2013 was mainly due to the purchase of advertising LCD screens.

Cash Flows provided by Financing Activities. Net cash provided by financing activities were nil and $4.1 million for the years ended December 31, 2014 and 2013, respectively. The net cash provided by financing activities in 2013 arose from proceeds from exercise of warrants.

Cash and Cash Equivalents

Our cash balance at December 31, 2014 was $4.2 million, representing a decrease of $1.4 million from $5.6 million at December 31, 2013. For the year ended December 31, 2014, the Company has paid $0.5 million to purchase LCD equipment and related fixed assets.

Liquidity and Capital Resources

Our working capital from operations was decreased by $2.4 million to $3.7 million net current assets as of December 31, 2014 as compared to net current assets of $6.1 million as of December 31, 2013. The decrease in net current assets in 2014 was primarily due to the net loss incurred in 2014.

Previously we were obligated to pay earn-out payments in connection with our acquisitions of a number of advertising businesses. The amount of earn-out consideration typically depended, among other factors, on the annual net income under USGAAP of an acquired entity in a two-year post-closing period starting from the date of acquisition based on mutual written agreement by us and the ex-owners of the subsidiaries. The range of multiples for each of the post-closing periods is from 2.2X to 3.5X. In 2013, we extinguished $0.1 million of earn-out liabilities from the ex-owners of Ad-Icon Company Limited. No additional contingent earn-out consideration was incurred in 2014.

In December 2012, the Company offered our warrant holders the right to exercise one-third of their warrants at a reduced exercise price of $6.25 per share. A total of $2.2 million was raised from the exercise of Warrants to purchase 354,350 of the Company’s common shares in December 2012. In addition, pursuant to the terms of the offer, at the expiration date of the Warrants on February 20, 2013, 708,720 Warrants held by participating holders, representing two times the number of Warrants exercised, had their expiration date extended until December 26, 2013 and the exercise price of such Warrants were reduced to $12.50. Warrants not exercised or extended expired on February 19, 2013.

In December 2013, the Company offered its warrant holders the right to exercise all of their warrants at a reduced exercise price of $6.25 per share. A total of $4.1 million was raised from the exercise of warrants to purchase 657,296 of the Company’s common shares in December 2013. In addition, pursuant to the terms of the offer, warrants not exercised expired on December 26, 2013. There are currently no warrants outstanding to purchase our common shares.

The Company believes that, taking into account the adoption of various cost-saving strategies, the anticipated positive impact of the Merger with TBO in March 2015, and anticipated improved cash flow from its ongoing operations, sufficient resources are expected to be available to fund the Company’s working capital and capital expenditure requirements, and to meet obligations and commitments as they become due over the following twelve months. Therefore, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

Off-Balance Sheet Arrangements

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include, but are not limited to the following:

•	We have a history of significant operating losses and our future revenue and operating profitability are uncertain.

•	Our operating results are difficult to predict and may fluctuate from period to period.

•	Deterioration of economic conditions and a resulting decrease in demand for advertising services would materially and adversely affect our financial condition and results of operations and limit our growth prospects.

•	A business strategy of making acquisitions subjects us to all of the risks inherent in identifying, acquiring and operating newly acquired businesses.

•	We face significant competition for advertising spending from operators of new and traditional advertising networks. If we cannot successfully compete, our results of operations would be materially and adversely affected.

•	If we are unable to attract advertisers to advertise on our networks, we will be unable to maintain or increase our advertising fees and the demand for time on our networks, which could negatively affect our ability to grow revenues.

•	We rely on a small number of suppliers for our iScreen Outdoor LCD network equipment.

•	If we fail to develop and maintain relationships with site owners, managers and sublessors that provide us access to desirable locations and network platforms, our growth potential and our business could be harmed.

•	Failures to obtain site owners’ consents or objections from site owners to the installations of our media products could lead to termination of our contracts or installations, which would harm our results of operations.

•	Our business depends substantially on the continuing efforts of our executive officers, senior management, and other key employees, and our business may be severely disrupted if we lose their services.

•	If we are unable to adapt to changing advertising trends of advertisers and consumers, we will not be able to compete effectively and we will be unable to increase or maintain our revenues, which may materially and adversely affect our business prospects and revenues.

•	Our growth could suffer if we fail to expand our media networks to include new media offerings, media platforms or enter into new markets.

•	If site managers or owners shut down our displays for site maintenance or other reasons, our business could be adversely affected.

•	We rely on the proper operation and maintenance of our computer system. Any malfunction, capacity constraint, unauthorized illegal hacking or usage, or operation interruption for any extended period may have an adverse impact on our business.

•	If the custodians or authorized users of our controlling non-tangible assets, including corporate chops and seals fail to fulfill their responsibilities, or misappropriate or misuse these assets, our business and operations could be materially and adversely affected.

•	We have no business liability, disruption or litigation insurance, and we could incur substantial costs if our business is disrupted due to natural disasters, litigation or other business interruptions. We have no property insurance against accidental occurrences or disruptive actions, and we could incur substantial costs if our business is disrupted due to accidental occurrences or disruptive actions.

•	Adverse changes in economic and political policies of the People’s Republic of China (“PRC”) government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

•	If advertising registration certificates are not obtained for advertisements on our iScreen Outdoor LCD or outdoor billboard networks, we may be subject to fines.

•	Our iScreen Outdoor LCD, outdoor billboards, light boxes and neon signs are subject to municipal zoning requirements, governmental approvals and administrative controls. If we are required to tear down our iScreen Outdoor LCD, billboards, light boxes or neon signs as a result of these requirements, approvals or controls, our operations could be materially and adversely affected.

•	If we were deemed a “resident enterprise” by PRC tax authorities, we could be subject to tax on our global income and our non-PRC shareholders could be subject to certain PRC taxes.

•	Uncertainties with respect to the PRC legal system could adversely affect us.

•	We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content and services we provide through our network.

•	Governmental control of currency conversion may materially and adversely affect the value of your investment. Substantial limitations may be imposed on the removal of funds from the PRC to the Company, or the infusion of funds by us to our subsidiaries and affiliates located in the PRC.

•	PRC regulation of loans and direct investment by offshore holding companies to PRC entities may prevent us from making loans or capital contributions to our PRC operating subsidiaries.

•	Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

•	Voting control by executive officers, directors and other affiliates of the Company may limit your ability to influence the outcome of director elections and other matters requiring shareholder approval.

•	The failure to integrate successfully the businesses of Tiger Media and TBO in the expected timeframe would adversely affect the combined company’s future results and the market price of the combined company’s common stock following the completion of the Merger.

•	The combined company’s future results will suffer if the combined company does not effectively manage its expanded operations following the Merger.

•	The loss of key personnel could have a material adverse effect on the combined company’s business, financial condition or results of operations.

•	The success of the combined company will also depend on relationships with third parties and pre-existing customers of Tiger Media and TBO, which relationships may be affected by customer preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition or results of operations.

•	The combined company may incur significant expenses in connection with the integration of the two companies.

•	Future results of the combined company may differ materially from the unaudited pro forma condensed combined consolidated financial statements presented in this Form 10-K.

•	The market price of the combined company’s common stock may decline as a result of the Merger.

•	The price of Company Common Stock after the Merger may be affected by factors different from those currently affecting the shares of Tiger Media prior to the completion of the Merger.

•	The Merger could have an adverse effect on Tiger Media’s and TBO’s businesses, financial conditions, results of operations, reputations and business prospects.

•	Our Corporate Effective Tax Rate may increase as a result of the Domestication.

•	We may not have sufficient cash to operate our business. Additional equity or debt offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

•	To achieve sustainable profitability, Interactive Data must continue to generate increased revenue.

•	Interactive Data faces intense competition from both start-up and established companies that may have significant advantages over it and its products.

•	If Interactive Data’s newer products do not achieve market acceptance, its revenue growth may suffer.

•	Interactive Data resembles a developmental stage company and its business strategy may not be successful.

•	If Interactive Data fails to respond to rapid technological changes in the data fusion industry, it may lose customers and/or its products and/or services may become obsolete.

•	Interactive Data’s products and services are highly technical and if they contain undetected errors, its business could be adversely affected and it may have to defend lawsuits or pay damages in connection with any alleged or actual failure of its products and services.

•	A breach of network security could harm public perception of Interactive Data’s products and services, which could cause it to lose revenues.

•	Interactive Data’s products and services can have long sales and implementation cycles, which may result in substantial expenses before realizing any associated revenues.

•	Consolidation in the data fusion industry may limit market acceptance of Interactive Data’s products and services.

•	Interactive Data must adequately protect its intellectual property in order to prevent loss of valuable proprietary information.

•	Interactive Data may incur substantial expenses defending against claims of infringement.

•	Interactive Data’s acquisition of complementary products or businesses may adversely affect its financial condition.

•	Compliance with laws, rules, or regulations may adversely affect Interactive Data’s financial condition

We do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

Unless otherwise indicated or required by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Tiger Media,” or the “Company” refer to Tiger Media, Inc. and its consolidated subsidiaries.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of our independent registered public accounting firm are filed as part of this report, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the Securities and Exchange Commission, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

In the Company’s Annual Report on Form 20-F for the year ended December 31, 2013, the Company disclosed a material weakness in internal control over financial reporting resulting from inadequate control over the financial reporting and closing processes primarily due to our Chief Executive Officer also serving as Interim Chief Financial Officer beginning in November 2013 and the corresponding insufficient segregation of duties. The Company has remediated this control deficiency through (1) the hiring of Jacky Wang as Chief Financial Officer in August 2014, (2) the enhancement of accounting and finance policy and procedures relating to the closing process, and (3) the implementation of appropriate segregation of duties. Based on the evaluation of internal control over financial reporting set forth in managements report above, we believe these changes have effectively remediated the material weakness described in last year’s Annual Report on Form 20-F.

Other than as set forth above, based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Office and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description

2.1	Merger Agreement and Plan of Reorganization by and among The Best One, Inc., Tiger Media, Inc., TBO Acquisition, LLC, and Derek Dubner, solely in his capacity as representative, dated December 14, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 6-K filed December 18, 2014).

2.2	First Amendment to Merger Agreement and Plan of Reorganization by and among The Best One, Inc., Tiger Media, Inc., TBO Acquisition, LLC, and Derek Dubner, solely in his capacity as representative, dated December 18, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 6-K filed December 18, 2014).

2.3	Second Amendment to Merger Agreement and Plan of Reorganization by and among The Best One, Inc., Tiger Media, Inc., TBO Acquisition, LLC, and Derek Dubner, solely in his capacity as representative, dated February 13, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 6-K filed on February 13, 2015).

2.4	Asset Purchase Agreement by and between the Company and Symbol Media (incorporated by reference to Exhibit 99.2 of the Schedule 13D filed by Tan Wei Han on June 26, 2013).

3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed March 26, 2015).

3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed March 26, 2015).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K filed March 26, 2015).

3.4	Certificate of Designation (incorporated by reference to Exhibit 3.4 to the Company’s current report on Form 8-K filed March 26, 2015).

4.1	Form of Warrant of Tiger Media, Inc. (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-4 (File No. 333-158336)).

10.1	Tiger Media, Inc. (fka SearchMedia Holdings Limited) Amended and Restated 2008 Share Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s current report on Form 8-K dated November 5, 2009 (File No. 333-158336)).+

10.2	Executive Employment Agreement between SearchMedia Holdings Limited and Peter W. H. Tan, effective February 13, 2012 (incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 20-F dated May 15, 2012) (File No. 333-158336))+

10.3	Amendment to Tiger Media, Inc. Amended and Restated 2008 Share Incentive Plan effective September 13, 2011 (incorporated by reference to Exhibit 4.3 of the Registrant’s annual report on Form 20-F dated April 19, 2013 (File No. 333-158336)).+

10.4	Amendment to Tiger Media, Inc. Amended and Restated 2008 Share Incentive Plan effective December 14, 2012 (incorporated by reference to Exhibit 4.4 of the Registrant’s annual report on Form 20-F dated April 19, 2013 (File No. 333-158336)).+

10.5	Tiger Media, Inc. Form of Stock Option Agreement for Employees (incorporated by reference to Exhibit 4.8 of the Registrant’s annual report on Form 20-F dated April 19, 2013 (File No. 333-158336)).+

10.6	Tiger Media, Inc. Form of Stock Option Agreement for Non-Employees (incorporated by reference to Exhibit 4.9 of the Registrant’s annual report on Form 20-F dated April 19, 2013 (File No. 333-158336)).

10.7	Amendment to the Tiger Media, Inc. Amended and Restated 2008 Share Incentive Plan effective December 17, 2013 (incorporated by reference to Exhibit 4.4 of the Registrant’s annual report on Form 20-F dated March 31, 2014 (File No. 333-158336)).+

Exhibit No.	Description

10.8	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed March 26, 2015).

10.9	Dubner Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed March 26, 2015).+

10.10	Restricted Stock Unit Agreement by and between Derek Dubner and The Best One, Inc., dated September 30, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed March 26, 2015).

10.11	Business Consulting Services Agreement dated October 13, 2014, between The Best One, Inc. and Marlin Capital Investments, LLC.

21.1	Subsidiaries of Tiger Media, Inc.*

23.1	Consent of Marcum Bernstein & Pinchuk LLP.*

31.1	Certification of Co-Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER MEDIA, INC.

Date:	April 15, 2015	By:	/s/ Peter W. H. Tan	By:	/s/ Derek Dubner
			Peter W. H. Tan		Derek Dubner
			Co-Chief Executive Officer		Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter W. H. Tan	Co-Chief Executive Officer and Director	April 15, 2015
Peter W. H. Tan	(Co-Principal Executive Officer)

/s/ Derek Dubner	Co-Chief Executive Officer and Director	April 15, 2015
Derek Dubner	(Co-Principal Executive Officer)

/s/ Jacky Wang	Chief Financial Officer	April 15, 2015
Jacky Wang	(Principal Financial and Accounting Officer)

/s/ Robert N. Fried	Chairman of the Board of Directors	April 15, 2015
Robert N. Fried

/s/ Ch-Chuan (Frank) Chen	Director	April 15, 2015
Ch-Chuan (Frank) Chen

/s/ Jeffrey Yunan Ren	Director	April 15, 2015
Jeffrey Yunan Ren

/s/ Steven D. Rubin	Director	April 15, 2015
Steven D. Rubin

/s/ Daniel Brauser	Director	April 15, 2015
Daniel Brauser

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders

of Tiger Media, Inc.

We have audited the accompanying consolidated balance sheets of Tiger Media, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tiger Media, Inc, as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York

April 15, 2015

NEW YORK OFFICE    • 7 Penn Plaza    • Suite 830 New York, New York 10001    • Phone 646.442.4845    • Fax 646.349.5200    • marcumbp.com

TIGER MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,178	$5,605
Accounts receivable	1,742	1,563
Amounts due from related parties	—	40
Prepaid expenses and other current assets	265	799
Deferred tax assets	74	37

Total current assets	6,259	8,044

NON-CURRENT ASSETS
Property and equipment, net	1,502	1,584
Long-term deferred expenses	646	917
Intangible assets, net	1,635	2,001

Total non-current assets	3,783	4,502

Total assets	10,042	12,546

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	1,231	1,196
Accrued expenses and other payables	739	235
Acquisition consideration payable	464	464
Amounts due to related parties	65	73
Deferred revenue	70	9
Income tax payable	—	4

Total current liabilities	2,569	1,981

Total liabilities	2,569	1,981

SHAREHOLDERS’ EQUITY
Common Shares—$0.0005 par value 200,000,000 shares authorized, 7,291,200 and 7,120,148 shares issued and outstanding on December 31, 2014 and 2013, respectively(1)	4	4
Additional paid-in capital	146,214	145,778
Accumulated other comprehensive loss	(4,357)	(4,362)
Accumulated deficit	(134,388)	(130,855)

Total shareholders’ equity	7,473	10,565

Total liabilities and shareholders’ equity	$10,042	$12,546

(1)	All per share amounts and shares outstanding for all periods have been retroactively restated to reflect Tiger Media’s 1-for-5 reverse stock split, which was effective on March 19, 2015.

See notes to consolidated financial statements

TIGER MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share data)

	For the years ended December 31,
	2014	2013
Net revenues	$3,006	$2,875
Cost of revenues	(2,791)	(1,765)

Gross profit	215	1,110
Operating expenses
Sales and marketing expenses	(885)	(788)
General and administrative expenses	(2,931)	(4,397)
Gain from extinguishment of acquisition consideration payable	—	99

Loss from operations	(3,601)	(3,976)

Other income/(expense)
Interest income	75	12
Other expense	(48)	(4)

Total other income	27	8

Loss before income taxes	(3,574)	(3,968)
Income taxes benefit	41	33

Net loss	$(3,533)	$(3,935)

Loss per share
Basic and Diluted(1)	$(0.49)	$(0.63)

Weighted average number of shares outstanding -
Basic and diluted(1)	7,279,949	6,272,570
Comprehensive loss:
Net loss	$(3,533)	$(3,935)
Foreign currency translation adjustment	5	71

Net comprehensive loss	$(3,528)	$(3,864)

(1)	All per share amounts and shares outstanding for all periods have been retroactively restated to reflect Tiger Media’s 1-for-5 reverse stock split, which was effective on March 19, 2015.

See notes to consolidated financial statements

TIGER MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

				Accumulated
	Common Stock		Additional	other		Total
	Number of		paid-in	comprehensive	Accumulated	shareholders’
	Shares(1)	Amount	capital	loss	deficit	equity
Balance as of December 31, 2012	6,028,748	$3	$137,823	$(4,433)	$(126,920)	$6,473
Net loss	—	—	—	—	(3,935)	(3,935)
Foreign currency exchange translation adjustment	—	—	—	71	—	71
Issuance of common shares for share incentive plan	23,656	—	—	—	—	—
Share-based compensation	—	—	1,648	—	—	1,648
Purchase of intangible assets	410,448	—	2,200	—	—	2,200
Exercise of warrants	657,296	1	4,107	—	—	4,108

Balance as of December 31, 2013	7,120,148	4	145,778	(4,362)	(130,855)	10,565
Net loss	—	—	—	—	(3,533)	(3,533)
Foreign currency exchange translation adjustment	—	—	—	5	—	5
Issuance of common shares for share incentive plan	171,052	—	—	—	—	—
Share-based compensation	—	—	436	—	—	436

Balance as of December 31, 2014	7,291,200	$4	$146,214	$(4,357)	$(134,388)	$7,473

(1)	All per share amounts and shares outstanding for all periods have been retroactively restated to reflect Tiger Media’s 1-for-5 reverse stock split, which was effective on March 19, 2015.

See notes to consolidated financial statements

TIGER MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	For the Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,533)	$(3,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	366	182
Amortization of intangible assets	367	199
Amortization of long-term deferred expenses	267	66
Share-based compensation	436	1,648
Deferred tax benefit	(37)	(37)
Gain on extinguishment of acquisition consideration payable	—	(99)
Loss on disposals of fixed assets	—	6
Changes in operating assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	(179)	(1,563)
Prepaid expenses and other current assets	620	(1,518)
Amounts due from related parties	40	(40)
Increase / (decrease) in liabilities:
Accounts payable	203	151
Accrued expenses and other payables	497	(123)
Amounts due to related parties	(8)	(38)
Deferred revenue	61	9
Income taxes payable	—	4

Net cash used in operating activities	(900)	(5,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(548)	(706)

Net cash used in investing activities	(548)	(706)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	—	4,108

Net cash provided by financing activities	—	4,108

Foreign currency translation adjustment	21	82

Net decrease in cash and cash equivalents	$(1,427)	$(1,604)
Cash and cash equivalents at beginning of year	5,605	7,209

Cash and cash equivalents at end of year	$4,178	$5,605

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	—	—
Cash paid for income taxes	—	—
Non-cash investing transactions:
Acquisition consideration settled	—	$99

Purchase of intangible assets with common shares	—	$2,200

See notes to consolidated financial statements

TIGER MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities and organization

(a) Principal activities

Tiger Media, Inc. (the “Company” or “Tiger Media” or “IDI”, formerly known as SearchMedia Holdings Limited) is a holding company and, through its consolidated subsidiaries (collectively the “Group”), is principally engaged in the provision of advertising services in the out-of-home advertising industry. Out-of-home advertising typically refers to advertising media in public places, such as billboards, luxury shopping mall LCDs and furniture displays.

(b) Organization

On October 30, 2009, the Company completed the acquisition of all the issued and outstanding shares and warrants of SearchMedia International Limited (“SearchMedia International”) (“Business combination”). SearchMedia International security holders, including certain note holders and warrant holders, received ordinary shares, or securities exercisable or exchangeable for ordinary shares, of the Company. The business combination was accounted for as a reverse recapitalization, whereby SearchMedia International is the continuing entity for financial reporting purposes and was deemed to be the accounting acquirer of SearchMedia Holdings Limited. On December 14, 2012, SearchMedia Holdings Limited changed its name to Tiger Media, Inc.

Prior to January 1, 2008, SearchMedia International incorporated Jieli Investment Management Consulting (Shanghai) Co., Ltd. (“Jieli Consulting”), which in turn entered into contractual agreements ( “VIEs Arrangements”) with the owners of Shanghai Jingli Advertising Co., Ltd. (“Jingli”). In 2008, Jingli, the VIE, acquired 100% of the equity interests of twelve subsidiaries.

On December 11, 2009, Ad-Icon Company Limited (“HK Ad-Icon”), a subsidiary of Jingli established in HKSAR, established Ad-Icon Advertising (Shanghai) Co., Ltd. (“Ad-Icon Shanghai”), a wholly-owned subsidiary in China, which is permitted to operate advertising businesses in China. In 2010, Ad-Icon Shanghai, acquired 100% of the equity interests in Zhejiang Continental Advertising Co., Ltd. (“Zhejiang Continental”). In addition, 100% of the equity interests in five subsidiaries acquired by Jingli were transferred to Ad-Icon Shanghai during 2010 and 2011.

Effective on December 23, 2011, the Company terminated the VIEs arrangements and ceased to consolidate the financial results of the VIE and its subsidiaries.

The Company gradually disposed of certain of its wholly-owned subsidiaries prior to November 30, 2012. On December 31, 2012, the Company divested SearchMedia International and its subsidiaries to Partner Venture Holding Limited (“Partner”), an independent third party, to eliminate the remaining earn-out obligations and potential tax liabilities pursuant to the acquisition agreements with the subsidiaries of SearchMedia International.

On August 15, 2012, the Company established Tiger Media Global Limited, a wholly-owned BVI subsidiary. On November 28, 2012, Tiger Media Global established Shanghai Tiger Shangda Management Consulting Co., Ltd. (“Tiger Shangda”). On November 30, 2012, 100% of the equity interest in Shanghai Tiger Yaoyang Advertising Co., Ltd. (“Tiger Yaoyang”) was transferred to Tiger Shangda. Tiger Yaoyang was incorporated on September 18, 2012, and started to operate the LCD advertising businesses in China in December 2012.

On October 15, 2012, the Company established Tiger Media Investments Limited (“Tiger Media Investments”), a wholly-owned BVI subsidiary. On April 11, 2013, Tiger Media Investments established Tiger Media Limited, which was incorporated in Hong Kong to operate outdoor advertising business in Hong Kong. On March 21, 2014, Tiger Media Investments established Shanghai Tai Tian Advertising Co., Ltd. (“Shanghai Tai Tian”), which was incorporated in Shanghai Pilot Free Trade Zone.

On March 21, 2015 (the “Effective Date”), Tiger Media and TBO Acquisition, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Tiger Media established on December 11, 2014 (the “Merger Sub”), completed its previously announced merger (the “Merger”) with The Best One, Inc. (“TBO”), pursuant to the terms and conditions of the Merger Agreement and Plan of Reorganization, as amended (the “Merger Agreement”) dated as of December 14, 2014, by and among Tiger Media, Merger Sub, TBO and Derek Dubner, solely in his capacity as representative of the TBO shareholders. Before the Merger, on October 2, 2014, TBO acquired 100% of the membership interests of Interactive Data, LLC, a Georgia limited liability company (“Interactive Data”), a data solutions provider. The Merger was consummated effective as of March 21, 2015.

Prior to the Merger, on March 20, 2015, Tiger Media completed its domestication from the Cayman Islands to Delaware, as a Delaware Corporation (“Domestication”). As a result of the Domestication, Tiger Media no longer qualifies as a “foreign private issuer” as that term is defined under the U.S. Federal securities laws. As such, Tiger Media will now file reports as a U.S. domestic reporting company under the U.S. Securities laws.

2. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Company reported net losses of $3,533 and $3,935, and net cash used in operating activities of $900 and $5,088 for the years ended December 31, 2014 and 2013, respectively, and had an accumulated deficit of $134,388 and $130,855 as of December 31, 2014 and 2013, respectively.

The Company believes that, taking into account the adoption of various cost-saving strategies, the anticipated positive impact of the Merger with TBO in March 2015, and anticipated improved cash flow from its ongoing operations, sufficient resources are expected to be available to fund the Company’s working capital and capital expenditure requirements, and to meet obligations and commitments as they become due over the following twelve months. Therefore, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful receivables; useful lives and residual values of property and equipment and intangible assets; recoverability of the carrying amount of property and equipment, goodwill and intangible assets; fair values of financial instruments; and the assessment of contingent obligations. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(c) Foreign currency transactions and translation

The Group’s reporting currency is the United States dollar (“US$”). The functional currency of the Company is the US$, whereas the functional currency of the Company’s consolidated subsidiaries in the PRC is the Renminbi (“RMB”) and the functional currency of the Company’s subsidiaries in the HKSAR is the Hong Kong Dollars (“HK$”), as the PRC and HKSAR are the primary economic environments in which the respective entities operate. Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign currency. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.

Transactions denominated in currencies other than the functional currency are translated into the respective functional currency at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in a currency other than the functional currency are translated into the functional currency using the applicable exchange rate at each balance sheet date. The resulting exchange differences are recorded in “foreign currency transaction gain / (loss)” in the consolidated statements of operations.

The assets and liabilities of the Company’s consolidated subsidiaries are translated into the US$ reporting currency using the exchange rate at each balance sheet date. Revenue and expenses of these entities are translated into US$ at average rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses resulting from translation of these entities’ financial statements into the US$ reporting currency are recorded as a separate component of “accumulated other comprehensive loss” within shareholders’ equity.

(d) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

The Group’s cash and bank deposits were held in major financial institutions located in PRC, which management believes have high credit ratings. Cash and bank deposits held in PRC as of December 31, 2014 and 2013 were $2,853 and $83, respectively. The remaining cash and bank deposits were held in US and Hong Kong denominated in USD and HKD, amounted to $1,325 and $5,522 as of December 31, 2014 and 2013, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments. The Company places its temporary cash instruments with well-known financial institutions within China, Hong Kong and the United States and, at times, may maintain balances in US banks in excess of the $250 US FDIC Insurance limit. The Company monitors the credit ratings of the financial institutions to mitigate this risk.

(e) Accounts receivable

Accounts receivable consist of amounts billed but not yet collected and unbilled receivables. Unbilled receivables relate to revenues earned and recognized, but which have not been billed by the Group in accordance with the terms of the advertising service contract. The payment terms of the Group’s service contracts with its customers vary and typically require an initial payment to be billed or paid at the commencement of the service period, progress payments to be billed during the service period, and a final payment to be billed after the completion of the service period. None of the Group’s accounts receivable bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. Management determines the allowance based on reviews of customer-specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance needs to be accrued for the years ended December 31, 2014 and 2013. The Group does not have any off-balance-sheet credit exposure related to its customers.

(f) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, taking into consideration the assets’ salvage or residual value. The estimated useful lives of property and equipment are as follows:

Leasehold improvements	1 to 3 years
Advertising display equipment	5 years
Furniture, fixtures and office equipment	3 years
Vehicle	5 years

We performed a periodic review of the reasonableness of the useful lives of our property and equipment. Effective on April 1, 2014, we changed the estimated useful lives of advertising display equipment from 3 years to 5 years to more closely reflect the economic lives of such assets. This change had the effect of reducing depreciation and amortization expense and decreasing both net loss and loss per share in our consolidated statement of operations as follows:

For the year ended December 31, 2014
Depreciation and amortization expense	$178
Net loss	178
Loss per share – basic and diluted	$0.02

When items of property and equipment are retired or otherwise disposed of, loss/income is charged or credited for the difference between the net book value and proceeds received thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

(g) Intangible assets

The Group’s intangible assets are amortized on a straight line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Group. The Group’s intangible assets represent lease agreements acquired in June 2013 which have estimated useful lives of 6 years.

(h) Impairment of long-lived assets

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

No impairment loss once recognized is subsequently reversed even if facts and circumstances indicate recovery.

The Company tested the long-lived assets at the year end for impairment and no impairment was noted for the years ended December 31, 2014 and 2013.

(i) Fair Value of Financial Instruments

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

The fair value of the Group’s financial assets and liabilities approximate their carrying amount because of the short-term maturity of these instruments. The Group’s options fall into Level 3 and there were no transfers in or out of Level 3 during the years presented.

(j) Revenue recognition

The Group recognizes advertising service revenue on the straight-line basis over the period in which the customer advertisement is to be displayed, which typically ranges from 3 days to over 1 year, starting from the date the Group first displays the advertisement. Written contracts are entered into between the Group and its customers to specify the price, the period and the location at which the advertisement is to be displayed. Revenue is only recognized if the collectability of the advertising service fee is probable.

The Group generates advertising service revenues from the sales of frame space on the poster frame network and advertising time slots on outdoor LCD networks. In the advertising arrangements, the Group acts as a principal in the transaction and records advertising revenues on a gross basis. The associated expenses are recorded as cost of revenues.

Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheets, and are recognized as revenue when the advertising services are rendered.

(k) Nonmonetary transactions

According to ASC 845-10-30, in general, the accounting for nonmonetary transactions should be based on the fair values of the assets (or services) involved, which is the same basis as that used in monetary transactions. Thus, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss shall be recognized on the exchange. The fair value of the asset received shall be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered. Similarly, a nonmonetary asset received in a nonreciprocal transfer shall be recorded at the fair value of the asset received. A transfer of a nonmonetary asset to a stockholder or to another entity in a nonreciprocal transfer will be recorded at the fair value of the asset transferred and a gain or loss shall be recognized on the disposition of the asset.

(l) Cost of revenues

Cost of revenues consists primarily of operating lease cost of advertising space for displaying advertisements, depreciation of advertising display equipment, amortization of intangible assets relating to lease agreements and direct staff and material costs associated with production and installation of advertising costs associated with production and installation of advertising content.

(m) Operating leases

The Group leases advertising space, including outdoor LCD and poster frames, and office premises under non-cancellable operating leases. The lease payments are charged to cost of revenues on the straight-line basis over the lease term. Under the terms of the lease agreements, the Group has no legal or contractual asset retirement obligation at the end of the lease.

(n) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, mainly travel and entertainment expenses related to business development and sales commission, included in sales and marketing expenses amounted to $153 and $139 for the years ended December 31, 2014 and 2013, respectively.

(o) Retirement and other post-retirement benefits

Pursuant to relevant PRC regulations, the Company’s consolidated subsidiaries in the PRC are required to make contributions to various defined contribution retirement plans organized by the PRC government. The contributions are made for each qualifying PRC employee at 21% on a standard salary base as determined by the PRC governmental authority. Contributions to the defined contribution plans are charged to the consolidated statements of income as the related employee service is provided.

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

(p) Share-based payments

The Group accounts for share-based payments to employees in accordance with ASC Topic 718, “Compensation—Stock Compensation”. Under ASC 718, the Group measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, the compensation expense is based on the grant-date fair value of the award, the number of shares ultimately expected to vest and the vesting period.

The Company accounts for share-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. Under ASC 505-50, share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For this specific option due to share purchase agreement, the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued by the Group.

(q) Income taxes

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

The Group applies ASC Topic 740 “Income Taxes”. ASC 740 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group’s accounting policy is to accrue interest and penalties related to uncertain tax positions, if and when required, as interest expense and a component of general and administrative expenses, respectively, in the consolidated statements of operations.

(r) Loss per share

Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings loss per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and is calculated using the treasury stock method for stock options and unvested shares. Common equivalent shares for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on loss per share and, accordingly, are excluded from the calculation. Common equivalent shares are also excluded from the calculation in loss periods as their effects would be anti-dilutive.

On March 19, 2015, Tiger Media effected a one-for-five reverse stock split (the “Reverse Spilt”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of Tiger Media’s common shares. All per share amounts and shares outstanding for all the periods have been retroactively restated to reflect the Reverse Split.

(s) Contingencies

In the ordinary course of business, the Company is subject to loss contingencies that cover a wide range of matters. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued the Company evaluates, among other factors, the degree of probability and the ability to make a reasonable estimate of the amount of loss.

(t) Segment reporting

The Group has one operating segment as defined by ASC Topic 280, “Segment Reporting”. For the years ended December 31, 2014 and 2013, the Group’s advertising service revenues generated from customers outside the PRC is less than 10% of the Group’s total consolidated revenues. Consequently no geographic information is presented.

(u) Significant concentrations and risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2014 and 2013, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in PRC, Hong Kong and US, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

The Company sold its media resources and recognized revenue from four major customers during the year ended December 31, 2014, accounting for 20%, 16%, 13% and 13% of the total sales, respectively. Four major customers accounted for 22%, 17%, 15% and 15% of the total sales respectively during the year ended December 31, 2013.

As of December 31, 2014, three advertising customers accounted for 39%, 38% and 11% of the Company’s accounts receivable. And as of December 31, 2013, four advertising customers accounted for 34%, 24%, 13% and 10% of the Company’s accounts receivable respectively.

Concentration of Suppliers

The Company purchased its advertising location from two major landlords during the year ended December 31, 2014, accounting for 13% and 11% of the total purchases. There were purchases from one major supplier which individually represent 13% of the total purchase during the year ended December 31, 2013.

(v) Recently issued accounting standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.This Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. For public entities, the Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect at the date of initial application. Early application is not permitted. The Company will be required to adopt ASU 2014-09 no later than the quarter beginning January 1, 2018, and the Company is currently evaluating the impact of adoption of this standard.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This Update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company will be required to adopt ASU 2014-15 no later than the quarter beginning January 1, 2017, and does not expect that the adoption will have a material impact on the Company’s consolidated financial position and results of operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU eliminates from GAAP the concept of extraordinary items. Reporting entities will not have to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company will be required to adopt ASU 2015-01 no later than the quarter beginning January 1, 2016 and does not expect that this ASU will have a significant impact on its consolidated financial position and results of operations.

Except for the ASUs above, for the year ended December 31, 2014, the FASB has issued ASUs No. 2014-01 through ASU 2015-03, which are not expected to have a material impact on the consolidated financial statements upon adoption.

3. Nonmonetary transactions

In 2014, the Company entered into six advertising agreements with three human resources service providers, one bag manufacturing enterprise, one food company and one internet company, respectively, in 2014 to release the advertisements. The consideration of these contracts primarily consisted of professional recruitment and marketing services. According to management’s estimation, the fair value of the barter credits received was more clearly evident than the fair value of the barter transaction. For the year ended December 31, 2014, the Company recognized advertising issuance revenue of $175 generated from barter transactions and expensed barter credits received of $186. There was no gain or loss recognized on the transfer.

The Company entered into three barter transactions in 2013.

•	Barter transaction I. The Company entered into an advertising agreement with a shoe manufacturing enterprise to release the advertisement of its products in 42 LCD screens for two months with the frequency of 120 times a day. The consideration of the contract is the barter credits – 1,077 sheets of coupons for Spring & Summer shoes with the average market unit price of RMB 2,150 and 375 sheets for Autumn & Winter shoes with the average unit price of RMB 2,650. According to management’s estimation, the realized fair value of the barter credits received is more clearly evident than the fair value of the barter transaction. The sale arrangement was valued at $534. The Company recognized advertisement issuance revenue of $504 and capitalized barter credits received of $542 for the year ended December 31, 2013, and there was no financial impact for the year ended December 31, 2014. There was no gain or loss recognized on the transfer.

•	Barter transaction II. In August 2013, the Company appointed a local communication company (the “Communication Company”) for the approval service of an additional 54 LCD advertising locations concession. The contract term was three years and the total amount was $492. As the settlement of this obligation, the Company and the Communication Company reached an agreement that the contract amount would be offset by part of the barter credits obtained from the sale described in “Barter Transaction I”. According to management’s estimation, the fair value of the barter credits were more clearly evident than the fair value of the barter transaction. The cost of the approval service was determined at $492. The Company settled the obligation incurred by concession approval of $492 and capitalized approval costs of $492. In 2014 and 2013, the Company amortized $169 and $58 to cost of revenue. The outstanding concession approval fee was $265 and $434 as of December 31, 2014 and 2013, respectively. There was no gain or loss recognized on the transfer.

•	Barter transaction III. The Company entered into an agreement to release the advertisement in 99 LCD screens in 20 malls for two months with the frequency of 360 times a day. The contract amount was $492 and the consideration of the contract was the 5-year use right of a LED advertising screen, with the size of 3.42m*2.32m located just in front of Nanjing West Road entrance. According to management’s estimation, the market price of advertising time and spaces surrendered was more clearly evident than the fair value of the barter transaction. The exchange was valued at $492. In 2013, the Company recognized advertising service revenue $457 and amortized one month LED use right with the amount of $8 to cost of revenue. In 2014, the Company amortized the LED use right with the amount of $98 to the cost of revenue, and the outstanding balance was $386 and $484 as of December 31, 2014 and 2013, respectively. There was no gain or loss recognized on the transfer.

4. Loss per share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the years ended December 31, 2014 and 2013. Diluted loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common shares or conversion of notes into shares of the Company’s common shares that could increase the number of shares outstanding and lower the earnings per share of the Company’s common shares. This calculation is not done for years in which a net loss was incurred as this would be antidilutive. The information related to basic and diluted loss per share is as follows:

	2014	2013
Numerator:
Net loss	$(3,533)	$(3,935)
Denominator:
Weighted average shares outstanding - Basic and diluted(1)	7,279,949	6,272,570
Loss per share(1):
Basic and diluted	$(0.49)	$(0.63)

(1)	All per share amounts and shares outstanding for all periods have been retroactively restated to reflect Tiger Media’s 1-for-5 reverse stock split, which was effective on March 19, 2015.

5. Accounts receivable

Accounts receivable consist of the following:

	As of December 31,
	2014	2013
Accounts receivable	$1,742	$1,563
Less allowance for doubtful accounts	—	—

Total accounts receivable, net	$1,742	$1,563

As of December 31, 2014 and 2013, the Group’s accounts receivable include amounts earned and recognized as revenue of $963 and $1,503 but not yet billed (unbilled receivables), respectively. Management expects all unbilled receivables to be billed and collected within 12 months of the balance sheet date. There was no allowance needs to be accrued for the years ended December 31, 2014 and 2013, based on reviews of customer-specific facts and economic conditions.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2014	2013
Prepaid concession approval fees	$—	$6
Prepaid for procurement of advertising equipment	6	65
Prepaid for rent of advertising spaces	2	207
Rental deposits and other receivables	257	521

Total prepaid expenses and other current assets	$265	$799

7. Property and equipment, net

Property and equipment, net consist of the following:

	As of December 31,
	2014	2013
Advertising display equipment	$1,939	$1,749
Furniture, fixtures and office equipment	23	17
Vehicles	82	—

Total cost of property and equipment	2,044	1,766
Less: accumulated depreciation and amortization	(542)	(182)

Property and equipment, net	$1,502	$1,584

Depreciation of property and equipment were allocated to the following categories of cost and expenses:

	For the Years Ended December 31,
	2014	2013
Cost of revenues	$348	$180
Selling and marketing expenses	4	1
General and administrative expenses	14	1

Total depreciation and amortization	$366	$182

8. Long-term deferred expenses

Long-term deferred expenses consist of the following:

	Weighted average amortization period	As of December 31,
		2014	2013
Rent of advertising spaces	5 years	$384	$484
Concession approval fees	3 years	262	433

		$646	$917

The amortization of the long-term deferred expenses was allocated to the cost of revenues of $267 and $66 for the years ended December 31, 2014 and 2013, respectively.

9. Intangible assets, net

Intangible assets other than goodwill consist of the following:

	Weighted average amortization period	As of December 31,
		2014	2013
Gross amount
Lease agreements	6 years	$2,200	$2,200
Accumulated amortization
Lease agreements		(565)	(199)

Net intangible assets

Lease agreements		$1,635	$2,001

The intangible assets were acquired in June 2013 and the Group estimated the fair value of the intangible assets with the consideration of issuance of the Company’s share of common stock. The Group recorded amortization expense of $367 and $199 for the years ended December 31, 2014 and 2013, all of which were allocated to the cost of revenue. There was no impairment loss for the years ended December 31, 2014 and 2013.

10. Acquisition consideration payable

During the years ended December 31, 2008 and 2010, the Group acquired respective advertising businesses. These acquisitions were unrelated to each other.

During the years ended December 31, 2011 and 2012, the Company terminated the VIEs arrangements and ceased to consolidate the financial results of the VIEs and its subsidiaries, the Company also divested certain subsidiaries.

In July 2013, the Company entered into a settlement agreement with the ex-owners of HK Ad-Icon, who agreed to extinguish the outstanding acquisition consideration payable at $99.

The outstanding acquisition consideration payable of $464 and $464 was payable in stock as of December 31, 2014 and 2013, respectively, to Shanghai Botang Advertising Co., Ltd. (“Shanghai Botang”), one of the acquired advertising entities.

11. Accrued expenses and other payables

Accrued expenses and other payables consist of the following:

	As of December 31,
	2014	2013
Accrued professional fees	$492	$120
Accrued payroll	74	13
Surcharges payable	72	82
Other current liabilities	101	20

Total accrued expenses and other payables	$739	$235

12. Common shares and warrants

Common shares(1)

As of December 31, 2014 and 2013, the number of issued and outstanding common shares was 7,291,200 and 7,120,148, respectively. The change of number of common shares during the year ended December 31, 2014 is as follows:

•	In January 2014, the Company issued 157,000 shares to its directors, senior management and consultant.

•	In April 2014, the Company issued 4,052 shares to its senior management.

•	In December 2014, the Company issued 10,000 shares to its directors.

(1)	All shares outstanding for all periods reflect Tiger Media’s 1-for-5 reverse stock split, which was effective on March 19, 2015.

Warrants

In December 2012, the Company offered warrant holders the right to exercise one-third of their warrants at a reduced exercise price of $6.25 per share. In addition, pursuant to the terms of the offer, on February 20, 2013, 708,720 Warrants held by participating holders, representing two times the number of warrants exercised by such holders, had their expiration date extended until December 26, 2013 and the exercise price of such warrants was reduced to $12.50 per share. Warrants not exercised or extended expired on February 19, 2013.

In December 2013, the Company offered its warrant holders the right to exercise their warrants at a reduced exercise price of $6.25 and a total of $4.1 million was raised from the exercise of Warrants to purchase 657,296 of the Company’s ordinary shares in December 2013. The remaining warrants not exercised expired on December 26, 2013.

As of December 31, 2014 and 2013, there were no outstanding warrants for the common shares.

All warrants for all periods have been retroactively restated to reflect Tiger Media’s 1-for-5 reverse stock split, which was effective on March 19, 2015.

13. Share-based payments

Effective on January 1, 2008, the board of directors and shareholders of the SearchMedia International approved and adopted the 2008 Share Inventive Plan (the “Share Incentive Plan”) which provides for the granting of up to 359,299 share options and restricted share units to the eligible employees to subscribe for common shares of SearchMedia International. The granted share options and restricted share units were subsequently converted into SearchMedia Holdings’ share options and restricted share units on October 30, 2009 pursuant to the Share Exchange Agreements.

In August 2010, subject to shareholder approval which was received in September of 2011, the Board approved an increase of the number of authorized shares to be awarded under the Share Incentive Plan from 359,299 to 600,000 shares which may be granted to designated employees, directors and consultants of the Company. On December 14, 2012, shareholders approved an increase in the 2008 share incentive plan to 900,000 shares. On December 17, 2013, shareholders amended the Company’s Amended and Restated 2008 Share Incentive Plan by increasing the number of authorized common shares available for grant under the 2008 Plan from 900,000 common shares to 1,200,000 common shares.

All shares, including share options and restricted share units, specified in this note 13, share-based payments, for all periods reflect Tiger Media’s 1-for-5 reverse stock split, which was effective on March 19, 2015.

Share based compensation to employees

(a) Share options

Details of share options activity during the years ended December 31, 2014 and 2013 were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate fair value	Aggregate intrinsic value
Balance as of December 31, 2012	327,105	$11.80	8.6 years	$1,735	$—
Granted	67,000	7.45		308
Forfeited	(85,000)	9.40		(347)

Balance as of December 31, 2013	309,105	11.50	8.1 years	1,696	—
Forfeited	(32,105)	19.55		(218)

Balance as of December 31, 2014	277,000	10.60	7.2 years	1,478	—

Options exercisable at December 31, 2014	213,667	$11.71	7.0 years	$1,200

The Company determined the estimated grant-date fair value of share options based on the Binomial Tree option-pricing model using the following assumptions:

2013*
Risk-free rate of return	2.63%
Weighted average expected option life	10 years
Expected volatility rate	95.26%
Dividend yield	0%

*	No options were granted for the year ended December 31, 2014.

The expected volatility in the table above was based on the actual volatility of the Company’s common shares.

The Company has accounted for these options issued to employees in accordance with ASC Topic 718, “Compensation—Stock Compensation” , by measuring compensation cost based on the grant-date fair value and recognizing the cost over the period during which an employee is required to provide service in exchange for the award.

On March 4, 2013, 15,000 options, at exercise price at $5.10, to purchase the Company’s common shares of the Company were granted to a senior executive of the Company with the options vesting annually over a three-year period. The fair value of these options at grant date was $48. The options have been forfeited on the senior executive’s resignation on November 10, 2013.

On November 11, 2013, 35,000 options, at exercise price at $8.10, to purchase the Company’s common shares of the Company were granted to senior executives of the Company with the options vesting annually over a three-year period. The fair value of these options at grant date was $182.

On November 11, 2013, 17,000 options, at exercise price at $8.10, to purchase the Company’s common shares of the Company were granted to senior executives of the Company with the options vesting over a one-year period. The fair value of these options at grant date was $78.

25,000 options, at exercise price at $5.25, to purchase the Company’s common shares of the Company were granted to a senior executive of the Company with the options vesting annually over a three-year period on November 15, 2012, were forfeited on the senior executive’s resignation on March 8, 2013.

45,000 options, at exercise price at $13.10, to purchase the Company’s common shares of the Company, which was granted to a senior executive of the Company with the options vesting over a three-year period on January 4, 2010, were forfeited in 2013 because they were not exercised during the applicable term.

20,000 options, at exercise price at $8.25, to purchase the Company’s common shares of the Company, which was granted to a senior executive of the Company with the option vesting over a three-year period on March 27, 2012, were forfeited on March 17, 2014 because they were not exercised during the applicable term.

8,105 options, at exercise price at $39.40 with the vesting annually over a four-year period on January 2008, and 4,000 options, at exercise price at $35.70 with the vesting annually over a three-year period on January 2010, to purchase the Company’s common shares of the Company, which were both granted to a senior executive of the Company, were forfeited on the senior executive’s resignation on March 31, 2014.

The amounts of compensation cost recognized for these share options were $267 and $271 for the years ended December 31, 2014 and 2013, respectively, which were allocated to general and administrative expenses. As of December 31, 2014 and 2013, unrecognized share-based compensation cost in respect of granted share options amounted to $81 and $348, respectively.

(b) Restricted share units

Details of restricted share unit activity during the years ended December 31, 2014 and 2013 were as follows:

	Number of restricted share unit Granted	Grant-date fair value	Weighted average remaining contractual term
Balance as of December 31, 2012	29,053	$200	9.45 years
Granted	195,656	1,502
Exercised	(23,656)
Forfeited	(40,000)

Balance as of December 31, 2013	161,053	1,340	9.76 years
Granted	73,000	239
Exercised	(171,053)
Forfeited	(2,000)

Balance as of December 31, 2014	61,000	190	9.58 years

Units vested as of December 31, 2014	—

On March 4, 2013, 15,000 restricted share units were granted to a senior executive of the Company with the units vesting annually over a three-year period. The fair value of these units at grant date was $77. The restricted share units have been forfeited on the senior executive’s resignation on November 10, 2013.

On May 20, 2013, 7,356 restricted share units were granted to an employee of the Company with the units vesting. The fair value of these units at grant date was $38.

On November 11, 2013, 157,000 restricted share units were granted to our directors, senior executive, employee and consultant of the Company with the units vesting on January 2, 2014. The fair value of these units at grant date was $1,272.

On December 17, 2013, 6,300 restricted share units were granted to our directors with the units vesting. The fair value of these units at grant date was $40.

On December 31, 2013, 10,000 restricted share units were granted to a consultant of the Company with the units vesting. The fair value of these units at grant date was $75.

25,000 restricted share units, which were granted to a senior executive of the Company with the units vesting annually over a three-year period on November 15, 2012, were forfeited on the senior executive’s resignation on March 8, 2013.

On April 16, 2014, 3,000 restricted share units were granted to employees of the Company with the units vesting annually over a two-year period. The fair value of these units at grant date was $13. 2,000 restricted share units have been forfeited on the employee’s resignation in October 2014.

On August 1, 2014, 60,000 restricted share units were granted to a senior executive of the Company with the units vesting annually over a four-year period. The fair value of these units at grant date was $186.

On December 19, 2014, 10,000 restricted share units were granted to our directors with the units vesting immediately. The fair value of these units at grant date was $40.

The Group recognized compensation cost (included in general and administrative expenses in the consolidated statements of operations) for these restricted share units of $169 and $1,377 for the years ended December 31, 2014 and 2013, respectively. The fair value of the restricted share units was estimated using the market value of the common shares on the date of grant, which was equivalent to the closing price of our common share on the grant date.

As of December 31, 2014 and 2013, unrecognized share-based compensation cost in respect of granted restricted share units amounted to $147 and $48, respectively.

14. Statutory reserve

The Group’s PRC consolidated subsidiaries are required under PRC laws to transfer at least 10% of their after tax profits as reported in their PRC statutory financial statements to a statutory surplus reserve. These entities are permitted to discontinue allocations to this reserve if the balance of such reserve has reached 50% of their respective registered capital. The transfer to this reserve must be made before distribution of dividends to equity shareholders. The statutory reserve is not available for distribution to the owners (except in liquidation) and may not be transferred in the form of loans, advances or cash dividends. For the years ended December 31, 2014 and 2013, the Group’s PRC consolidated subsidiaries made appropriations to the statutory reserve funds of $0 and $0, respectively. The accumulated balance of the statutory reserve funds maintained at these PRC consolidated subsidiaries as of December 31, 2014 and 2013 was $0 and $0, respectively.

15. Income taxes

Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on its income or capital gains. In addition, upon any payment of dividends by the Company, no withholding tax is imposed.

PRC

The Company’s consolidated subsidiaries in the PRC are governed by the income tax law of the PRC and file separate income tax returns. They are subject to PRC enterprise income tax at 25% on their taxable income.

Hong Kong

Subsidiaries reside in Hong Kong are subject to Hong Kong profits tax at a tax rate of 16.5% on their assessable profits.

The income tax benefit for the years ended December 31, 2014 and 2013 was $41 and $33, respectively. Income tax expense consists of the following:

	For the Years Ended December 31,
	2014	2013
Current tax expense
- PRC	$—	$—
- HK	(4)	4
Deferred tax benefits
- PRC	(37)	(37)
- HK	—	—

Income tax benefit	$(41)	$(33)

The following table reconciles the Group’s effective tax for the years presented:

	For the Years Ended December 31,
	2014	2013
Loss before tax	$(3,574)	$(3,968)
Applicable tax rate	25%	25%
Computed expected tax benefit	(894)	(992)
Effect on HK entities subject to income tax 16.5%	(3)	(2)
Effect on other entities not subject to income tax	653	959
Effect on non-deductible cost	203	2

Income tax benefit	$(41)	$(33)

Non-deductible cost primarily represents cost and expense recognized without invoice received and entertainment expenses in excess of statutory limits for tax purpose.

The tax effects of the Group’s temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	For the Years Ended December 31,
	2014	2013
Deferred tax assets-current:
- Tax loss carried forwards of a subsidiary	$74	$37

Tiger Yaoyang incurred a pretax loss of approximately $147 and $148 for the years ended December 31, 2014 and 2013, which resulted in the increase of net operating loss carried forward. The net operating loss carry forwards will expire if unused in the years ending December 31, 2019 and 2018, respectively.

For the years ended December 31, 2014 and 2013, the Group did not have unrecognized tax benefits, and it does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

16. Related party transactions and balances

(a) Related party transactions

For the years ended December 31, 2014 and 2013, the Company entered into certain transactions with its related parties. Management believes that these related party transactions were conducted at normal commercial terms. For the years presented, material related party transactions are summarized as follows for the years ended December 31, 2014 and 2013:

			For the Years Ended December 31,
	Note		2014	2013
Costs of leases of advertising spaces	(i	)	$375	$166
Purchase of lease agreements	(ii	)	$—	$2,200

Notes:

(i)	Represents amounts paid / payable to an affiliated entity of Mr. Zhu (Chief Operating Officer of Tiger Yaoyang), for leases of advertising spaces and equipment electricity fee. The transactions are conducted on terms comparable to the terms of similar transactions with third parties.
(ii)	Represents 0.41 million Tiger Media common shares issued to acquire eight key lease agreements from an affiliated entity of Mr. Zhu.

(b) Amounts due from related parties

			As of December 31,
	Note		2014	2013
Prepayment for leases of advertising space	(i	)	$—	$40

Note:

(i)	Represents prepayment to an affiliated entity of senior management personnel of the Company, for leases of advertising spaces.

(c) Amounts due to related parties

			As of December 31,
	Note		2014	2013
Board member fee	(i	)	$10	$42
Compensation committee chairman fee	(ii	)	1	1
Audit committee chairman fee	(iii	)	5	30
Payables for the lease of advertising spaces	(iv	)	40	—
Operating expenses paid on behalf of the Company	(v	)	9	—

			$65	$73

Notes:

(i)	Represents board member fees due to certain board members of the Company.
(ii)	Represents compensation committee chairman fees to certain board members of the Company.
(iii)	Represents audit committee chairman fees to certain board members of the Company.
(iv)	Represents operating lease payments payable to an affiliated entity of Mr. Zhu, for leases of advertising spaces.
(v)	Represents operating expenses paid by an affiliated entity of Mr. Zhu. The amounts are interest free and unsecured.

17. Employee benefit plans

Employees of the Company and its subsidiaries located in Hong Kong are covered by the Mandatory Provident Fund Scheme (“MPF Scheme”) established on December 1, 2000 under the Mandatory Provident Fund Scheme Ordinance of Hong Kong. The calculation of contributions for these eligible employees is based on 5% of the applicable payroll costs, and contributions are matched by the employees. The amounts paid by the Company to the MPF Scheme were $2 and $2 for the years ended December 31, 2014 and 2013, respectively.

Employees of the Company and its subsidiaries located in the PRC are covered by the retirement schemes defined by local practice and regulations, which are essentially defined contribution schemes. The contributed amounts are determined based on 21% and 22% of the applicable payroll costs in 2014 and 2013, respectively. Due to the adjustment of employee structure, the amounts paid by the Company to these defined contribution schemes were $67 and $308 for years ended December 31, 2014 and 2013, respectively.

In addition, the Company is required by law to contribute to medical insurance benefits, housing funds, unemployment, and other statutory benefits ranging from 1% to 10% of applicable salaries. The PRC government is directly responsible for the payment of the benefits to these employees. The amounts contributed for medical insurance benefits were $35 and $168 for the years ended December 31, 2014 and 2013, respectively. The amounts contributed for housing funds was $22 and $98 for the years ended December 31, 2014 and 2013, respectively. The amounts contributed for other benefits were $15 and $42 for the years ended December 31, 2014 and 2013, respectively.

18. Commitments and contingencies

(a) Operating lease commitments

As of December 31, 2014, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year

2015	$1,097
2016	548
2017	283
2018	214

$2,142

(b) Capital commitments

As of December 31, 2014, material capital commitments under non-cancellable advertising equipment construction contracts is $142.

(c) Contingency

As of December 31, 2014, the Company prosecuted against one advertising display equipment vendor in PRC court, for economic compensation arising from vendor’s failure to meet the products’ standard quality. The Company believes it will prevail on the merits of the case. However, the economic compensation is not determined, and the Company has not recognized gain contingency.

19. Subsequent events

The Company has evaluated all events and transactions after December 31, 2014 through the date these consolidated financial statements were issued. The following material matters have occurred through April 15, 2015.

Acquisition of Intangible Assets in exchange for a 46% equity interest in Tiger Yaoyang

In January 2015, Tiger Shangda, which holds 100% equity interests in Tiger Yaoyang, and Shanghai CaiYiXian Advertising Co., Ltd. (“CaiYiXian”), which is owned by Mr. Zhu (Chief Operating Officer of Tiger Yaoyang), entered into an asset purchase agreement, pursuant to which, Tiger Shangda agreed to purchase the intangible assets of CaiYiXian comprising primarily of a direct interest in lease agreements with luxury shopping malls in Shanghai and a non-compete agreement (for a 10-year period), and CaiYiXian agreed to transfer these lease agreements, together with a non-compete agreement to Tiger Yaoyang in exchange for a 46% equity interest in Tiger Yaoyang after the transfer was effective on January 1, 2015.

As of January 22, 2015, the change of shareholding register of Tiger Yaoyang has been completed, and all related lease contracts with luxury shopping malls have been transferred to Tiger Yaoyang. Management estimates that intangible assets by about $1,990, non-controlling interest by about $515, and additional paid-in capital by about $862 will be recognized as of the effective date.

Reverse Stock Split and Domestication

Before the Merger on March 19, 2015, Tiger Media effected the Reverse Split. The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of Tiger Media’s common shares. Except for de minimus adjustments that may have resulted from the treatment of fractional shares (fractional shares following the Reverse Split were rounded up to the nearest whole share), the Reverse Split did not have any dilutive effect on Tiger Media shareholders since each shareholder holds the same percentage of common shares outstanding immediately after the Reverse Split as such shareholder held immediately before the Reverse Split. The relative voting and other rights that accompany the common shares were not affected by the Reverse Split. In addition, the proportion of common shares owned by shareholders relative to the number of shares authorized for issuance remains the same because the authorized number of Tiger Media common shares were decreased in proportion to the Reverse Split. As a result, the number of common shares authorized decreased from 1,000,000,000 common shares to 200,000,000 common shares. The authorized number of preferred shares were not affected by the Reverse Split and remain at 10,000,000 preferred shares.

Also before the Merger, on March 20, 2015, Tiger Media completed its domestication from the Cayman Islands to Delaware, as a Delaware corporation (the “Domestication”). As a result of the Domestication, Tiger Media no longer qualifies as a “foreign private issuer” as that term is defined under the U.S. Federal securities laws. As such, Tiger Media will now file reports as a U.S. domestic reporting company under the U.S. Federal securities laws.

Completion of Merger with TBO

On March 21, 2015 (the “Effective Date”), Tiger Media Inc. (“Tiger Media”), and TBO Acquisition, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Tiger Media (the “Merger Sub”), completed its previously announced merger (the “Merger”) with The Best One, Inc. (“TBO”), pursuant to the terms and conditions of the Merger Agreement and Plan of Reorganization, as amended (the “Merger Agreement”) dated as of December 14, 2014, by and among Tiger Media, Merger Sub, TBO and Derek Dubner, solely in his capacity as representative of the TBO shareholders. Before the Merger, on October 2, 2014, TBO acquired 100% of the membership interests of Interactive Data, LLC, a Georgia limited liability company (“Interactive Data”), a data solutions provider. The Merger was consummated effective as of March 21, 2015, and management is currently evaluating the related accounting treatment to be applied to this acquisition. As a result, it is impractical to present any pro forma financial information at this time.

Following the Domestication and the Reverse Stock Split, on March 21, 2015, TBO merged into Merger Sub, with Merger Sub continuing as the surviving company and a wholly-owned subsidiary of Tiger Media. On the Effective Date, upon the consummation of the Merger:

(1) 4,016,846 shares of TBO common stock, no par value per share (“TBO Common Stock”) converted into 4,016,846 shares of Tiger Media common stock, par value $0.0005 per share (“Company Common Stock”);

(2) 8,000 shares of TBO Series A Convertible Preferred Stock, par value $0.001 per share (“TBO Series A Preferred Stock”) converted into 4,200,511 shares of Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Company Preferred Stock”) at closing and 1,800,220 shares of Company Preferred Stock subject to an earn out;

(3) 1,019,600 shares of TBO Series B Convertible Preferred Stock, par value $0.001 per share (“TBO Series B Preferred Stock”) converted into 764,791 shares of Company Preferred Stock;

(4) 640,000 shares of TBO Series C Convertible Preferred Stock, par value $0.001 per share (“TBO Series C Preferred Stock”) converted into 480,057 shares of Company Common Stock; and

(5) 4,000 shares of TBO Series D Convertible Preferred Stock, par value $0.001 per share (“TBO Series D Preferred Stock”) converted into 2,100,252 shares of Company Common Stock at closing and 900,108 shares of Company Common Stock subject to an earn out.

Before the Merger, Marlin Capital Investments, LLC, which is managed by Michael Brauser, a founding shareholder of TBO, held RSUs representing the right to receive 2,000,000 shares of TBO Common Stock. Tiger Media assumed these RSUs upon closing and the RSUs represent the right to receive 2,000,000 shares of Tiger Media Common Stock. The RSUs vest annually beginning October 13, 2015 only if certain performance goals of Tiger Media are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of Tiger Media.

In addition, 960,000 RSUs held by TBO employees were assumed by Tiger Media and represent the right to receive 960,000 shares of Tiger Media Common Stock, subject to vesting and delivery.

In addition, 28,000 outstanding TBO warrants were assumed upon closing and are exercisable for 28,000 shares of Tiger Media Common Stock.

On the Effective Date, certain founding shareholders of TBO entered into lock-up agreements providing that they may not sell or otherwise transfer any shares of Tiger Media or any other securities convertible into or exercisable or exchangeable for shares of Tiger Media that are beneficially owned and/or acquired by them (or underlying any security acquired by them) as of the date of the Merger Agreement or otherwise in connection with the Merger, subject to certain exceptions, for a period of 12 months after the Effective Date.

Assuming all Earn-out Shares are earned, all RSUs are vested and the underlying shares of common stock are delivered, and the warrant is exercised, up to an aggregate of 17,250,785 shares of Tiger Media Common Stock (on an as-converted basis) were or will be issued in connection with the Merger.

Grants of restricted share units

Under the 2008 Amended and Restated Share Incentive Plan (the “2008 Plan”), as adjusted for the Company’s 1-for-5 Reverse Stock Split which occurred after close of business on March 19, 2015, the Company granted restricted share units (“RSUs”) subsequent to December 31, 2014 as follows:

On January 28, 2015, the Tiger Media board of directors granted restricted share units (“RSUs”) totaling 355,800 shares to its executive officers and directors, which vest on the earlier of July 28, 2015 or an involuntary separation from service from Tiger Media other than for cause.

On March 28, 2015, the Tiger Media Compensation Committee granted 136,000 shares of RSUs to two non-employee directors, which vest in their entirety on the earlier of September 24, 2015, or the date of the Company’s next stockholders meeting where directors are elected and such director is not elected for a renewal term, and which grant shall be subject to a Restricted Stock Unit Agreement between the Company and the individual.

Subsequent Disputes

As of April 15, 2015, the Company is involved in a dispute with a landlord of advertising location. If the consequence of the dispute is adverse to the Company, it may lose the advertising place. Management believes that this will not adversely impact its revenue in future, as the Company has had a replacement to this advertising location.

The revenue generated in this advertising place in 2014 was $0.21 million. The Company believes that it is still too early to assess the potential outcome.