Form 10-Q
period 2015-03-31
IDI, Inc.
filed 2015-05-20
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 333-158336

IDI, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0688094
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2650 North Military Trail, Suite 300,

Boca Raton, Florida 33431

(Address of Principal Executive Offices) (Zip Code)

(561) 757-4000

(Registrant’s Telephone Number, Including Area Code)

Tiger Media, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” (in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of May 1, 2015, the registrant had 13,888,954 shares of common stock outstanding.

IDI, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “IDI,” or the “Company” refer to IDI, Inc. and its consolidated subsidiaries.

All per share amounts and shares outstanding for all periods have been retroactively restated to reflect IDI’s 1-for-5 reverse stock split, which was effective on March  19, 2015.

ITEM 1. FINANCIAL STATEMENTS.

IDI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,296	$5,996
Accounts receivable, net	2,251	295
Prepaid expenses and other current assets	762	190
Deferred tax assets, current	203	95

Total current assets	10,512	6,576
NON-CURRENT ASSETS
Property and equipment, net	1,821	302
Long-term deferred expenses	580	—
Intangible assets, net	5,062	796
Goodwill	40,698	5,226
Other assets	38	38
Deferred tax assets, non-current	294	275

Total non-current assets	48,493	6,637

Total assets	59,005	13,213

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	1,884	890
Accrued expenses and other payables	1,118	—
Acquisition consideration payable	460	—
Amounts due to related parties	178	52
Deferred revenue	264	164

Total current liabilities	3,904	1,106

Total liabilities	3,904	1,106

SHAREHOLDERS’ EQUITY
Preferred Shares—$0.0001 par value 10,000,000 shares authorized, 4,965,302 and 4,965,302 shares issued and outstanding on March 31, 2015 and December 31, 2014, respectively	—	—
Common Shares—$0.0005 par value 200,000,000 shares authorized, 13,888,454 and 6,597,155 shares issued and outstanding on March 31, 2015 and December 31, 2014, respectively	7	3
Additional paid-in capital	56,926	12,714
Accumulated other comprehensive loss	6	—
Accumulated deficit	(2,246)	(610)

Total IDI shareholders’ equity	54,693	12,107
Non-controlling interests	408	—

Total shareholders’ equity	55,101	12,107

Total liabilities and shareholders’ equity	$59,005	$13,213

See notes to condensed consolidated financial statements

IDI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2015 (1)
Revenue	$1,268
Cost of revenues	(618)

Gross profit	650
Operating expenses
Sales and marketing expenses	(561)
General and administrative expenses	(1,748)

Loss from operations	(1,659)

Other income/(expense)
Interest income	7
Other expense, net	(2)

Total other income	5

Loss before income taxes	(1,654)
Income taxes	—

Net loss	$(1,654)

Less: net loss attributable to non-controlling interests	(17)
Net loss attributable to shareholders	$(1,637)

Loss per share
Basic and Diluted	$(0.22)

Weighted average number of shares outstanding -
Basic and diluted	7,488,314
Comprehensive loss:
Net loss	$(1,654)
Foreign currency translation adjustment	6

Net comprehensive loss	$(1,648)

(1)	As IDI Holdings, LLC, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, no comparative figures for the corresponding period in 2014 are presented.

See notes to condensed consolidated financial statements

IDI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(unaudited)

Three Month Ended March 31, 2015 (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	32
Amortization of intangible assets	29
Amortization of long-term deferred expenses	7
Share-based compensation	102
Change in allowance for doubtful accounts	21
(Increase) / decrease in assets:
Accounts receivable	(167)
Prepaid expenses and other current assets	(377)
Amounts due from related parties	4
Increase / (decrease) in liabilities:
Accounts payable	(527)
Accrued expenses and other payables	379
Amounts due to related parties	2
Deferred revenue	20

Net cash used in operating activities	(2,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(130)
Purchase of intangible assets	(13)
Proceeds from acquisition	3,569

Net cash provided by investing activities	3,426

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—

Effect of foreign exchange rate changes on cash and cash equivalents	3

Net increase in cash and cash equivalents	$1,300
Cash and cash equivalents at beginning of period	5,996

Cash and cash equivalents at end of period	$7,296

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	—
Cash paid for income taxes	—

(1)	As IDI Holdings, LLC, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, no comparative figures for the corresponding period in 2014 are presented.

See notes to condensed consolidated financial statements

IDI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015

(unaudited)

NOTE 1 – PRINCIPAL ACTIVITIES AND ORGANIZATION

(a) Principal activities

IDI, Inc. (the “Company” or “IDI”), formerly known as Tiger Media, Inc., is a holding company and, through its consolidated subsidiaries (collectively the “Group”), is principally engaged in 1) the provision of data solutions and services to the Accounts Receivable Management (“ARM”) industry for location and identity verification, legislative compliance and debt recovery, and now targeting the entirety of the risk management market, including expansion into Fair Credit Reporting Act (“FCRA”) regulated data, non-regulated data, and marketing and data analytics; and 2) the provision of advertising services in the out-of-home advertising industry.

(b) Organization

Organization - Tiger Media, Inc.

On October 30, 2009, the Company completed the acquisition (the “Acquisition”) of all the issued and outstanding shares and warrants of SearchMedia International Limited (“SearchMedia International”). The Acquisition was accounted for as a reverse recapitalization, whereby SearchMedia International was the continuing entity for financial reporting purposes and was deemed to be the accounting acquirer of SearchMedia Holdings Limited (“SearchMedia Holdings”). On December 14, 2012, SearchMedia Holdings changed its name to Tiger Media, Inc., a Cayman Islands exempted company (“Tiger Media”).

Organization – TBO

The Best One, Inc. (“TBO”) is a holding company incorporated on September 22, 2014 in the State of Florida, which was formed to serve as a vehicle for the acquisition of operating businesses and valuable and proprietary technology assets across various industries.

On October 2, 2014, TBO acquired 100% of the membership interests of Interactive Data, LLC (“Interactive Data”), a Georgia limited liability company and Interactive Data became a wholly-owned subsidiary of TBO. Interactive Data is a data solutions provider, historically delivering data products and services to the Accounts Receivable Management (“ARM”) industry for location and identity verification, legislative compliance and debt recovery.

Organization – Acquisition of TBO

On March 21, 2015 (the “Effective Date”), Tiger Media and TBO Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Tiger Media (“Merger Sub”), completed a merger (the “Merger”) with TBO, pursuant to the terms and conditions of the Merger Agreement and Plan of Reorganization, as amended (the “Merger Agreement”) dated as of December 14, 2014, by and among Tiger Media, Merger Sub, TBO, and Derek Dubner, solely in his capacity as representative of the TBO shareholders.

Before the Merger, on March 19, 2015, Tiger Media effected a one-for-five reverse stock split (the “Reverse Split”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of Tiger Media’s ordinary shares. Except for de minimus adjustments for the treatment of fractional shares, the Reverse Split did not have any dilutive effect on Tiger Media shareholders and the relative voting and other rights that accompany the shares were not affected by the Reverse Split. In addition, the proportion of shares owned by shareholders relative to the number of shares authorized for issuance remained the same because the authorized number of shares were decreased in proportion to the Reverse Split from 1,000,000,000 shares to 200,000,000 shares. The authorized number of preferred shares were not affected by the Reverse Split and remain at 10,000,000 preferred shares. Also before the Merger, on March 20, 2015, Tiger Media completed its domestication from the Cayman Islands to Delaware as a Delaware corporation (the “Domestication”). Following the Domestication and the Reverse Stock Split, on March 21, 2015 (the “Effective Date”), TBO merged into Merger Sub, with Merger Sub continuing as the surviving company and a wholly-owned subsidiary of Tiger Media.

On April 8, 2015, Merger Sub’s entity name was changed to IDI Holdings, LLC (“IDI Holdings”), which is a wholly owned subsidiary of the Company. On April 30, 2015, Tiger Media changed its name to IDI, Inc.

For accounting purposes, the Company recognized the Merger in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, the Company has been recognized as the accounting acquiree in the Merger, with IDI Holdings being the accounting acquirer, and the Company’s consolidated financial statements for the reporting periods from January 1, 2015 through March 21, 2015 being those of IDI Holdings, rather than those of the Company. The Company’s consolidated financial statements for the periods since March 22, 2015, the day after which the Merger was consummated, recognize Tiger Media and IDI Holdings as a consolidated group for accounting and reporting purposes, albeit with a carryover capital structure inherited from Tiger Media (attributable to the legal structure of the transaction).

As a result of the Merger, and although it was the Company’s intention to continue to operate and further develop its advertising business both in China and the United States as of the Effective Date, it is expected that the Company’s primary focus will shift going forward in the direction of the business of Interactive Data in the data fusion area, where the Company believes the opportunities for future growth are greater.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of preparation and liquidity

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2015, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2015 or for future periods.

The Company reported net losses of $1,654, and net cash used in operating activities of $2,129 for the three months ended March 31, 2015, and had an accumulated deficit of $2,246 as of March 31, 2015.

The Company believes that, taking into account the adoption of various cost-saving strategies and the anticipated potential growth of the data fusion industry, sufficient resources are expected to be available to fund the Company’s working capital and capital expenditure requirements, and to meet obligations and commitments as they become due over the following twelve months. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. We believe that various debt and equity financing alternatives available to us are able to support our future working capital needs. These alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders.

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

(c) Foreign currency transactions and translation

The Group’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its subsidiaries in the United States (“US”) is the US$, whereas the functional currency of the Company’s consolidated subsidiaries in the People’s Republic of China (the “PRC”) is the Renminbi (“RMB”) and the functional currency of the Company’s subsidiaries in the Hong Kong Special Administrative Region (“HKSAR”) is the Hong Kong Dollars (“HK$”), as the PRC and HKSAR are the primary economic environments in which the respective entities operate. Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign currency. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.

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

The Group’s cash and bank deposits were held in major financial institutions located in the US and the PRC, which management believes have high credit ratings. The cash and bank deposits held in the US and Hong Kong, denominated in USD and HKD, amounted to $4,426 and $5,996 as of March 31, 2015 and December 31, 2014, respectively. Cash and bank deposits held in PRC as of March 31, 2015 were $2,870 and $0, respectively.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments. The Company places its temporary cash instruments with well-known financial institutions within United States, China Mainland and Hong Kong and, at times, may maintain balances in US banks in excess of the $250 thousand dollar US FDIC Insurance limit. The Company monitors the credit ratings of the financial institutions to mitigate this risk.

(e) Accounts receivable

Accounts receivable are due from customers and are generally unsecured, which consist of amounts billed but not yet collected and unbilled receivables. For the advertising media business, the unbilled receivables relate to revenues earned and recognized, but which have not been billed by the Group in accordance with the terms of the advertising service contract. The payment terms of the Group’s service contracts with its customers vary and typically require an initial payment to be billed or paid at the commencement of the service period, progress payments to be billed during the service period, and a final payment to be billed after the completion of the service period. None of the Group’s accounts receivable bear interest.

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

(f) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Expenditures for maintenance, repairs, and minor renewals are charged to expense in the period incurred. Betterments and additions are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, taking into consideration the assets’ salvage or residual value. The estimated useful lives of property and equipment are as follows:

Computer and network equipment	5-7 years
Advertising display equipment	5 years
Furniture, fixtures and office equipment	3-5 years
Vehicle	5 years

When items of property and equipment are retired or otherwise disposed of, loss/income is charged or credited for the difference between the net book value and proceeds received thereon.

(g) Intangible assets other than goodwill

The Group’s intangible assets are amortized on a straight line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Group. The Group’s intangible assets represent software and website development with the estimated useful lives of 3 years, lease agreements with the estimated useful lives of 6 years, non-compete agreements with the estimated useful lives of 10 years, and customer relationship with the estimated useful lives of 10 years.

(h) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting. As of March 31, 2015, goodwill represented those arose from the acquisition of Interactive Data and the reverse acquisition of Tiger Media by $5,226 and $35,472, respectively.

Assets acquired and liabilities assumed in business combinations are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill.

Goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value.

(i) Impairment of long-lived assets

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

No impairment was noted for the three months ended March 31, 2015.

(j) Fair Value of Financial Instruments

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

The fair value of the Group’s financial assets and liabilities approximate their carrying amount because of the short-term maturity of these instruments. The Group’s options fall into Level 3 and there were no transfers in or out of Level 3 during the period presented.

(k) Revenue recognition

The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or a service has been rendered, the price is fixed or determinable and collection is reasonably assured.

Revenue from data solutions and services to the ARM industry is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenues pursuant to contracts containing a monthly fee are generally recognized ratably over the contract period, which is generally 1 year. Revenues pursuant to transactions determined by the customers’ usage are recognized when the transaction is complete. Costs associated with separately priced customer service contracts are generally recognized as follows: (a) costs are expensed as incurred; and (b) losses are recognized on contracts where the expected future costs exceed expected future revenue. No such loss contracts exist as of March 31, 2015.

Revenue from advertising services is recognized on the straight-line basis over the period in which the customer advertisement is to be displayed, which typically ranges from 3 days to over 1 year, starting from the date the Group first displays the advertisement. Written contracts are entered into between the Group and its customers to specify the price, the period and the location at which the advertisement is to be displayed. Revenue is only recognized if the collectability of the advertising service fee is probable. The Group generates advertising service revenues from the sales of frame space on the poster frame network and advertising time slots on outdoor LCD networks. In the advertising arrangements, the Group acts as a principal in the transaction and records advertising revenues on a gross basis. The associated expenses are recorded as cost of revenues.

Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheets, and are recognized as revenue when the advertising services are rendered.

(l) Nonmonetary transactions

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

(m) Cost of revenues

Cost of revenues, related to data solutions and services to the ARM industry, consist primarily of data acquisition and verification costs.

Cost of revenues from advertising services consists primarily of operating lease cost of advertising space for displaying advertisements, depreciation of advertising display equipment, amortization of intangible assets relating to lease agreements and direct staff and material costs associated with production and installation of advertising costs associated with production and installation of advertising content. The Group leases advertising space, including outdoor LCD and poster frames, and office premises under non-cancellable operating leases. The lease payments are charged to cost of revenues on the straight-line basis over the lease term.

(n) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $35 for the three months ended March 31, 2015.

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

For the quarter ended March 31, 2015, the Company did not recognize income tax expense (benefit). The effective rate for the period ended March 31, 2015 was 0%. The effective tax rate differs from the statutory rate primarily due to the valuation allowance that was recorded on the operating losses that were incurred during the period by Interactive Data, a significant subsidiary of the Company. Management believes it will not be able to fully utilize the tax net operating loss carryforward generated in 2015 and has therefore established a valuation allowance.

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

On March 19, 2015, the Company effected the Reverse Split. The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of the Company’s common shares. All per share amounts and shares outstanding for all the periods have been retroactively restated to reflect the Reverse Split.

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

(t) Segment reporting

The Group has two operating segments as defined by ASC Topic 280, “Segment Reporting” for the three months ended March 31, 2015, (1) the data fusion business and (2) advertising services.

(u) Significant concentrations and risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of March 31, 2015 and December 31, 2014, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in US, PRC and HKSAR, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

During the three months ended March 31, 2015, the Group recognized revenue from one major customer, accounting for 32% of the total revenue.

As of March 31, 2015, four customers accounted for 29%, 18%, 16% and 13% of the Group’s accounts receivable, respectively.

Concentration of Suppliers

The Group purchased its data from three major data suppliers during the three months ended March 31, 2015, accounting for 37%, 17% and 10% of the total purchases.

(v) Recently issued accounting standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. For public entities, the Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect at the date of initial application. Early application is not permitted. The Company will be required to adopt ASU 2014-09 no later than the quarter beginning January 1, 2018, and the Company is currently evaluating the impact of adoption of this standard.

In January 2015, the FASB issued Accounting Standards Update 2015-01 (“ASU 205-01”), “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU eliminates from GAAP the concept of extraordinary items. Reporting entities will not have to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company will be required to adopt ASU 2015-01 no later than the quarter beginning January 1, 2016 and does not expect that this ASU will have a significant impact on its consolidated financial position and results of operations.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect that this ASU will have a significant impact on the consolidated financial statements upon adoption.

Except for the ASUs above, for the three months ended March 31, 2015, the FASB has issued ASUs No. 2015-01 through ASU 2015-03, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – LOSS PER SHARE

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

Three months ended March 31, 2015
Numerator:
Net loss attributable to IDI, Inc. shareholders	$1,637
Denominator:
Weighted average shares outstanding - Basic and diluted	7,488,314
Loss per share:
Basic and diluted:	$0.22

NOTE 4 - ACQUISITION

As specified in Note 1(b) – Organization, on March 21, 2015, the Effective Date, Tiger Media, Inc. and the Merger Sub, completed the Merger with TBO, pursuant to the terms and conditions of the Merger Agreement.

For accounting purposes, the Company recognized the Merger in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, the Company has been recognized as the accounting acquiree in relation to the Merger, with IDI Holdings being the accounting acquirer, and the Company’s consolidated financial statements for the reporting period from January 1, 2015 through March 21, 2015 being those of IDI Holdings, rather than those of the Company. The Company’s consolidated financial statements for the period since March 22, 2015, the day after which the Merger was consummated, recognize Tiger Media and IDI Holdings as a consolidated group for accounting and reporting purposes, albeit with a carryover capital structure inherited from Tiger Media (attributable to the legal structure of the transaction).

Under the acquisition method of accounting, the assets (including identifiable intangible assets) and liabilities of Tiger Media prior to the Merger as of the Effective Date were recorded at their respective fair values and added to those of IDI Holdings. Any excess of purchase price over the fair value of the net assets were recorded as goodwill. Financial statements of IDI issued after the Merger would reflect these fair values and would not be restated retroactively to reflect the historical financial position or results of operations of Tiger Media.

Under the reverse acquisition, the accounting acquiree, the Company, issued equity shares to the owners of the accounting acquirer, IDI Holdings. The consideration transferred by IDI Holdings for its interest in the Company is based on the number of equity interests IDI Holdings would have had to issue to give the owners of the Company the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the Company. The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed, and the resulting amount of goodwill in the acquisition of Tiger Media (the accounting acquiree) at the Effective Date.

The acquisition consideration, $44,112, is calculated based on the 7,291,299 outstanding shares of common stock of the Company at a closing price of $6.05 as of March 21, 2015.

(in thousands)

Assets acquired:
Cash and bank	$3,569
Accounts receivable	1,808
Other current assets	326
Property and equipment, net	1,419
Intangible assets, net	4,280
Long-term deferred assets	586

11,988

Liabilities assumed:
Accounts payable	(1,519)
Accrued expenses and other payables	(736)
Acquisition consideration payable	(464)
Amounts due to related parties	(124)
Deferred revenue	(80)

(2,923)

Non-controlling interests	(425)
Goodwill	35,472

Total consideration	$44,112

Goodwill from the acquisition principally relates to the assembled workforce and the synergy effects.

Pro forma disclosure for acquisition

The following table includes the pro forma results for the three months ended March 31, 2015 of the combined companies as though the acquisition had been completed as of the beginning of the period presented.

(in thousands)	IDI (Three months ended March 31, 2015)	Tiger Media (Period from January 1, 2015 to March 21, 2015)	Pro Forma Adjustment	IDI Pro Forma (Three months ended March 31, 2015)

Revenue	$1,268	461	—	1,729
Loss from continuing operations	(1,659)	(1,851)	—	(3,510)
Net loss	(1,654)	(1,793)	—	(3,447)
Net loss attributable to common shareholders	(1,637)	(1,703)	—	(3,340)
Basic and diluted loss per share	(0.22)			(0.24)

The unaudited pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the period presented.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2015	December 31, 2014
Accounts receivable	$2,335	$400
Less allowance for doubtful accounts	(84)	(105)

Total accounts receivable, net	$2,251	$295

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2015	December 31, 2014
Prepaid insurance	$360	$—
Prepaid professional fees	215	150
Rental deposits and other receivables	187	40

Total prepaid expenses and other current assets	$762	$190

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	March 31, 2015	December 31, 2014
Advertising display equipment	$1,334	$—
Computer and network equipment	369	283
Furniture, fixtures and office equipment	87	31
Vehicles	74	—

Total cost of property and equipment	1,864	314
Less: accumulated depreciation and amortization	(43)	(12)

Property and equipment, net	$1,821	$302

Depreciation of property and equipment were allocated to the following categories of cost and expenses:

Three Months Ended March 31, 2015
Cost of revenues	$8
Selling and marketing expenses	—
General and administrative expenses	24

Total depreciation and amortization	$32

NOTE 8 – LONG-TERM DEFERRED EXPENSES

Long-term deferred expenses consist of the following:

	Weighted average amortization period	March 31, 2015	December 31, 2014
Rent of advertising spaces	5 years	$358	$—
Concession approval fees	3 years	222	—

		$580	$—

The amortization of the long-term deferred expenses was allocated to the cost of revenues of $7 for the period ended March 31, 2015.

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets other than goodwill consist of the following:

	Weighted average amortization period	March 31, 2015	December 31, 2014
Gross amount
Software	3 years	$814	$802
Lease agreements	6 years	2,137	—
Non-compete	10 years	1,346	—
Customer relationship	10 years	800	—

		5,097	802
Accumulated amortization
Software		(18)	(6)
Lease agreements		(12)	—
Non-compete		(3)	—
Customer relationship		(2)	—

		(35)	(6)
Net intangible assets
Software		796	796
Lease agreement		2,125	—
Non-compete		1,343	—
Customer relationship		798	—

		$5,062	$796

The intangible assets of software were mainly related to the intellectual property purchased by TBO from Ole Poulsen (“Purchased IP”) pursuant to the Intellectual Property Purchase Agreement dated October 14, 2014 (“IP Agreement”), and the amortization expense of $12 was included in operating expenses for the three months ended March 31, 2015.

The intangible assets of lease agreements, non-compete and customer relationship were all related to the Company’s advertising business. The Group recorded amortization expense of $12, $3 and $2, relating to lease agreements, non-compete, and customer relationship, respectively, for the three months ended March 31, 2015, all of which were allocated to the cost of revenues and operating expenses. There was no impairment loss for the three months ended March 31, 2015.

NOTE 10 – ACQUISITION CONSIDERATION PAYABLE

The outstanding acquisition consideration payable of $464 was payable in stock as of March 31, 2015, to Shanghai Botang Advertising Co., Ltd. (“Shanghai Botang”), one of the Company’s acquired advertising entities.

NOTE 11 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	March 31, 2015	December 31, 2014
Accrued professional fees	$523	$—
Accrued payroll	44	—
Surcharges payable	77	—
Insurance payable	288	—
Other current liabilities	186	—

Total accrued expenses and other payables	$1,118	$—

NOTE 12 – COMMON SHARES AND WARRANTS

Upon completion of the Merger on March 21, 2015, TBO stockholders were entitled to receive the following (all reflect the 1-for-5 Reverse Split):

(a)	4,016,846 shares of TBO common stock, no par value per share (“TBO Common Stock”) converted into 4,016,846 shares of the Company’s common stock, par value $0.0005 per share (“Company Common Stock”);

(b)	8,000 shares of TBO Series A Convertible Preferred Stock, par value $0.001 per share (“TBO Series A Preferred Stock”) converted into 4,200,511 shares of Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Company Preferred Stock”) at closing and 1,800,220 shares of Company Preferred Stock subject to an earn out;

(c)	1,019,600 shares of TBO Series B Convertible Preferred Stock, par value $0.001 per share (“TBO Series B Preferred Stock”) converted into 764,791 shares of Company Preferred Stock;

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

Marlin Capital Investments, LLC (“Marlin Capital”) held RSUs representing the right to receive 2,000,000 shares of TBO Common Stock. The Company assumed these RSUs upon closing and the RSUs represent the right to receive 2,000,000 shares of Company Common Stock. The RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company.

In addition, 960,000 RSUs held by TBO employees were assumed by the Company and represent the right to receive 960,000 shares of Company Common Stock, subject to vesting and delivery. 28,000 outstanding TBO warrants were assumed upon the Merger and are exercisable for 28,000 shares of Company Common Stock.

As stated in Note 1(b), for accounting purposes, the Company has been recognized as the accounting acquiree in the Merger described above, with IDI Holdings being the accounting acquirer. Therefore, the equity structure prior to March 21, 2015 was restated to reflect the number of common shares and preferred shares of the Company issued to TBO shareholders to effect the transaction using the exchange ratio prescribed by the Merger Agreement.

Common shares

As of March 31, 2015 and December 31, 2014, the number of issued and outstanding common shares was 13,888,454 and 6,597,155, respectively. The change of number of common shares during the three months ended March 31, 2015 was as a result of issuance of common shares in connection with reverse acquisition.

Warrants

As of March 31, 2015, there were 28,000 outstanding TBO warrants were assumed upon the Merger and are exercisable for 28,000 shares of Company Common Stock.

Preferred shares

As of March 31, 2015, as part of the Merger, the Company issued a total of 4,905,302 shares of Company Preferred Shares to TBO shareholders. An additional 1,800,220 shares of Company Preferred Stock may be issued subject to an earn out. Terms of the Company Preferred Shares are as follows:

Conversion. The Company Preferred Stock will automatically convert on a one-for-one basis into Company Common Stock immediately before the closing of a qualified sale. The Certificate of Designation of the Company Preferred Stock defines qualified sale as the bona fide, arms’ length sale of Company Preferred Stock to a non-affiliate of either the holder or the Company.

Dividends. Each holder of Company Preferred Stock will be entitled to receive dividends in the same manner as holders of Company Common Stock, at the same time any dividends or other distributions will be paid or declared and set apart for payment on any shares of Company Common Stock, on the basis of the largest number of whole shares of Company Common Stock into which such holder’s shares of Company Preferred Stock could be converted.

Voting Rights. Except as required by law, holders of Company Preferred Stock will not be entitled to vote, but each holder will be entitled, on the same basis as a holder of Company Common Stock, to receive notice of an action or meeting. In addition, holders of any series of preferred stock will be entitled to vote on any changes to the Company’s Certificate of Incorporation that would modify the designations of such series of preferred stock.

Dissolution, Liquidation or Winding Up. In connection with a dissolution, liquidation or winding up of Tiger Media, distributions to the stockholders of Tiger Media shall be made among the holders of Company Common Stock, Company Preferred Stock and any other class or series of preferred stock entitled to participate with the Common Stock in a liquidating distribution pro rata in proportion to the shares of Company Common Stock then held by them and the maximum number of shares of Company Common Stock which they would have the right to acquire upon conversion of shares of Company Preferred Stock held by them.

No Preemptive or Redemption Rights. The Company Preferred Stock has no preemptive or redemption rights.

NOTE 13 – RELATED PARTY TRANSACTION

(a) Related party transactions

For the three months ended March 31, 2015, material related party transactions were as follows:

Interest in the Merger — Frost Gamma Investments Trust

Before the Merger, but after giving effect to the Reverse Split, Frost Gamma Investments Trust (“Frost Gamma”), an affiliate of Phillip Frost, M.D., owned 2,144,275 shares of IDI, representing 29.4% of the IDI’s outstanding ordinary shares. In addition, at the Effective Time, after giving effect to a TBO recapitalization, Frost Gamma owned 80,000 shares of TBO Common Stock, 640,000 shares of TBO Series C Preferred Stock, and 4,000 shares of TBO Series D Preferred Stock, which resulted in IDI issuing to Frost Gamma 2,660,309 shares of Company Common Stock at closing, and an additional 900,108 shares of Company Common Stock subject to an earn out. As a result, following the Merger, Frost Gamma owned 34.6% of Company Common Stock at closing and 38.6% of Company Common Stock assuming the Common Earn Out Shares are earned. In connection with approving the Merger and the related transactions, the Board of IDI and its Audit Committee reviewed and considered Frost Gamma’s interest in such transactions.

Employment Agreement — Derek Dubner

On October 2, 2014, TBO entered into an employment agreement with Derek Dubner (as amended, the “Dubner Employment Agreement”), which was assumed by IDI in the Merger. Mr. Dubner earns an annual base salary of $200,000. Dubner’s Employment Agreement continues through September 30, 2016, unless terminated sooner. If Mr. Dubner’s employment is terminated by IDI without cause as defined in the Dubner Employment Agreement or by Mr. Dubner for good reason, Mr. Dubner is entitled to a severance in the amount equal to his base salary for the remainder of the term. The definition of “good reason” includes a material diminution in his overall responsibilities, a reduction in his compensation without his prior written consent, a request by IDI encouraging Mr. Dubner to participate in an unlawful act, and IDI’s breach of a material term of the Dubner Employment Agreement.

Under the Dubner Employment Agreement, Mr. Dubner shall receive a bonus of an amount not less than $100,000 as a result of the Merger, and is entitled to receive an additional bonus of $150,000 upon IDI and/or any subsidiary thereof raising at least $5 million in any financing or series of related financings following the Merger. Additionally, Mr. Dubner received 400,000 RSUs, vesting quarterly during the term of the agreement, and immediately upon a Company Sale, as that term is defined in the Dubner Employment Agreement, of IDI. Mr. Dubner’s RSUs represent Mr. Dubner’s right to receive 400,000 shares of IDI Common Stock.

IDI may terminate the Dubner Employment Agreement if there is an adverse ruling against Mr. Dubner pursuant to an action brought on by TransUnion alleging Mr. Dubner’s employment with IDI is a breach of Mr. Dubner’s confidentiality or fiduciary obligations to TransUnion or TLO, provided that IDI pay Mr. Dubner his base salary for the remainder of his term. IDI also agreed to indemnify Mr. Dubner against expenses incurred in connection with such an action.

Business Consulting Agreement — Marlin Capital Investments, LLC

On October 13, 2014, TBO entered into a business consulting services agreement with Marlin Capital Investments, LLC (“Marlin Capital”) for a term of four (4) years (the “Marlin Consulting Agreement”). Michael Brauser, a director nominee of the Company, is a 50% owner and one of two managers of Marlin Capital. Under the Marlin Consulting Agreement, Marlin Capital serves in the capacity of a strategic advisor to TBO and provides services such as recommendations on organizational structure, capital structure, future financing needs, and business strategy. The Marlin Consulting Agreement provides for equity compensation issued to Marlin in the amount of 2,000,000 RSUs of TBO. IDI assumed these RSUs in the Merger and the RSUs represent the right to receive 2,000,000 shares of IDI common stock. The RSUs vest on four equal annual installments beginning October 13, 2015 only if certain performance goals of IDI are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of IDI.

(b) Amounts due to related parties

	Note		March 31, 2015	December 31, 2014
Board member fee	(i	)	$10	$—
Compensation committee chairman fee	(ii	)	1	—
Audit committee chairman fee	(iii	)	5	—
Payables for the lease of advertising spaces	(iv	)	110	—
Payables for income taxes	(v	)	52	52

			$178	$52

Notes:

(i)	Represents board member fees due to certain board members of the Company.
(ii)	Represents compensation committee chairman fees to certain board members of the Company.
(iii)	Represents audit committee chairman fees to certain board members of the Company.
(iv)	Represents operating lease payments payable to an affiliated entity of senior management personnel of the Company, for leases of advertising spaces.
(v)	Represents payable to two shareholders for income tax prepaid.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

As of March 31, 2015, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year
2015	$1,127
2016	818
2017	561
2018	443
2019	207
2020 and thereafter	621

$3,777

(b) Capital commitment

As of March 31, 2015, material capital commitment under non-cancellable data licensing and advertising equipment construction contracts is $662.

(c) Contingency

Except as disclosed in Part II, Item 1., Legal Proceedings, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations, therefore, no provision was made for operational claims in operations as of March 31, 2015 and December 31, 2014.

NOTE 15 – SEGMENT

We currently manage our operations in two reportable segments, data fusion and advertising services. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

(in thousands)	Three Months Ended March 31, 2015

Revenue:
Data fusion	$1,258
Advertising services *	10
Corporate	—

$1,268

Operating loss:
Data fusion	$1,435
Advertising services *	86
Corporate	138

$1,659

Revenue:
US	$1,258
China *	10
HKSAR *	—

$1,268

Assets:
Data fusion	$11,732
Advertising services	38,909
Corporate	8,364

$59,005

Goodwill:
Data fusion	$5,226
Advertising services	35,472
Corporate	—

$40,698

*	Revenue and operating loss for advertising services, and revenue from China and HKSAR all represented related amounts for the period from March 22, 2015, after the consummation of the Merger, to March 31, 2015.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events and transactions after March 31, 2015 through the date these financial statements were issued. The following material matters have occurred through May 1, 2015.

Subsequent dispute

As of April 15, 2015, the Company was involved in a dispute with a landlord of an advertising location. If the consequence of the dispute is adverse to the Company, it may lose the advertising place. Management believes that this will not adversely impact its revenue in the future, as the Company has secured a replacement to this advertising location.

Directors

In April 2015, the Board of Directors (the “BOD”) has nominated the seven individuals (each a “Nominee”) based on the recommendation of the Company’s Corporate Governance and Nominating Committee (the “Nominating Committee”). Each of Messrs. Fried, Dubner, Rubin and Daniel Brauser currently serve as a director, however Messrs. Dubner and Daniel Brauser, as well as Nominees, Messrs. Hunter, Benz, and Michael Brauser are being nominated for election at our annual meeting to be held on June 2, 2015 for the first time. Chi-Chuan (Frank) Chen, Peter W.H. Tan and Yunan (Jeffrey) Ren are not standing for reelection.

2015 Stock Incentive Plan

The Board has approved the IDI, Inc. 2015 Stock Incentive Plan (the “Plan”) on April 27, 2015, covering the issuance of 2,500,000 shares of Common Stock. The primary purpose of the Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in IDI and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company. Pursuant to the Plan, from April 27, 2015 through April 30, 2015, a total of 1,380,000 shares are granted to certain individuals and group. All of these awards are subject to stockholder approval of the Plan and ratification of the awards during the annual meeting to be held on June 2, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Executive Overview

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 15, 2015, and other filings we make with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

IDI, Inc. formerly known as Tiger Media, Inc., is a holding company and, through its consolidated Group is principally engaged in 1) the provision of data solutions and services to the ARM industry for location and identity verification, legislative compliance and debt recovery, and is now targeting the entirety of the risk management market, including expansion into FCRA regulated data, non-regulated data, and marketing and data analytics; and 2) the provision of advertising services in the out-of-home advertising industry.

On March 21, 2015, Tiger Media and TBO Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Tiger Media, completed the Merger with TBO, pursuant to the terms and conditions of the Merger Agreement.

Before the Merger, on March 19, 2015, Tiger Media effected the Reverse Split. The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of Tiger Media’s ordinary shares. Except for de minimus adjustments for the treatment of fractional shares, the Reverse Split did not have any dilutive effect on Tiger Media shareholders and the relative voting and other rights that accompany the shares were not affected by the Reverse Split. In addition, the proportion of shares owned by shareholders relative to the number of shares authorized for issuance remained the same because the authorized number of shares were decreased in proportion to the Reverse Split from 1,000,000,000 shares to 200,000,000 shares. The authorized number of preferred shares were not affected by the Reverse Split and remain at 10,000,000 preferred shares. Also before the Merger, on March 20, 2015, Tiger Media completed the Domestication. Following the Domestication and the Reverse Stock Split, on March 21, 2015, the Effective Date, TBO merged into Merger Sub, with Merger Sub continuing as the surviving company and a wholly-owned subsidiary of Tiger Media.

On April 8, 2015, Merger Sub’s entity name was changed to IDI Holdings, LLC, which is a wholly owned subsidiary of the Company. On April 30, 2015, Tiger Media changed its name to IDI, Inc.

For accounting purposes, the Company recognized the Merger in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, the Company has been recognized as the accounting acquiree in the Merger, with IDI Holdings being the accounting acquirer, and the Company’s consolidated financial statements for the reporting periods from January 1, 2015 through March 21, 2015 being those of IDI Holdings, not Tiger Media. The Company’s consolidated financial statements for the periods since March 22, 2015, the day after which the Merger was consummated, recognize Tiger Media and IDI Holdings as a consolidated group for accounting and reporting purposes, albeit with a carryover capital structure inherited from Tiger Media (attributable to the legal structure of the transaction).

As a result of the Merger, and although it was the Company’s intention to continue to operate and further develop its advertising business both in China and the United States as of the Effective Date, it is expected that the Company’s primary focus will shift going forward in the direction of the business of Interactive Data in the data fusion area, where the Company believes the opportunities for future growth are greater.

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our Internet website address is www.tigermedia.com. The Internet website address provided in this Quarterly Report on Form 10-Q is not intended to function as a hyperlink and information obtained at the address is not and should not be considered part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this Quarterly Report on Form 10-Q.

Historically, Interactive Data has provided data solutions and services to the Accounts Receivable Management, known as ARM, industry for location and identity verification, legislative compliance and debt recovery. Interactive Data is now targeting the entirety of the risk management market, including expansion into FCRA regulated data, non-regulated data, and marketing and data analytics. Transforming the way organizations use their data, Interactive Data’s next generation supercomputer technology and proprietary linking and assessment algorithms solves complex, large scale data problems for its customers.

In order for Interactive Data to grow its business and expand into additional markets, it must generate and sustain sufficient operating profits and cash flow in future periods. This will require Interactive Data to generate additional sales from new products currently under development. Interactive Data has begun building out its sales organization to drive current products in the market place and in anticipation of upcoming new product releases. Interactive Data will incur increased compensation expenses for its sales and marketing, executive and administrative, and infrastructure related persons as it increases headcount in the next twelve months.

We also operate as a multi-platform media company, focusing primarily in the out-of-home advertising industry in China. Out-of-home advertising typically refers to advertising media in public places, such as billboards and screen displays. Our core street-level iScreen Outdoor LCD screen network which is built on street level that captivates eye-level awareness, is complemented by outdoor billboards which are mostly built on rooftops with good visibility from long distances.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon IDI’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires IDI to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, IDI evaluates its estimates, including those related to bad debts, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or a service has been rendered, the price is fixed or determinable and collection is reasonably assured.

Revenue from data solutions and services to the ARM industry is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenues pursuant to contracts containing a monthly fee are generally recognized ratably over the contract period, which is generally 1 year. Revenues pursuant to transactions determined by the customers’ usage are recognized when the transaction is complete. Costs associated with separately priced customer service contracts are generally recognized as follows: (a) costs are expensed as incurred; and (b) losses are recognized on contracts where the expected future costs exceed expected future revenue. No such loss contracts exist as of March 31, 2015.

Revenue from advertising service is recognized on the straight-line basis over the period in which the customer advertisement is to be displayed, which typically ranges from 3 days to over 1 year, starting from the date the Group first displays the advertisement.

Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheets, and are recognized as revenue when the advertising services are rendered. As of March 31, 2015, deferred revenue totaled $264, all of which all is expected to be realized in 2015.

The Group sells its products or provides services, generally on credit, to a limited number of customers. The Group’s normal payment terms offered to customers, distributors and resellers are due upon receipt. Rarely does the Group extend payment terms beyond their normal terms.

Allowances for Doubtful Accounts

The Group maintains allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual balances receivable, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, the Group’s estimates for doubtful accounts have not differed materially from actual results. As at March 31, 2015, based on management’s assessment, an allowance in the amount of $84 for uncollectible accounts receivable was recorded.

Fair Value of Financial Instruments

The Group follows ASC Topic 820-10 which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

•	Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

Cash, and all other current assets and liabilities, are reflected in the financial statements at cost, which approximates fair value because of the short-term maturity of those instruments.

Income Taxes

The Group follows ASC subtopic 740-10 for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Group assesses its income tax positions based on management’s evaluation of the facts, circumstances and information available at the reporting date. The Group uses a more likely than not threshold when making its assessment as to financial statement recognition and measurement of a tax position. Any state minimum or franchise taxes due are generally expensed as incurred. The Group recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

Result of operations

For accounting purposes, IDI Holdings was the accounting acquirer, and acquired Tiger Media on March 21, 2015. As only results of operations during the period from March 22, 2015 to March 31, 2015 of Tiger Media were included into the condensed consolidated financial statements of IDI for the three months ended March 31, 2015, the results of Tiger Media were insignificant. In addition, as IDI Holdings was formed on September 22, 2014, no comparative figures during the corresponding period in 2014 are presented.

Revenue. The Group’s total revenue was $1.3 million for the three months ended March 31, 2015. The Group expects its revenues to increase in the future as it begins to expand the sales organization, penetrate additional markets and release new products, together with the potential releasing of new technology products.

Gross profit. The Group’s gross profit was 51.3% for the three months ended March 31, 2015. Gross profit as a percentage of revenue is impacted by several factors, including increase in transactional based data costs, timing and acquisition of flat fee data licensing agreements, mix, changes in channels of distribution, sales volume, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and marketing expenses. The Group’s sales and marketing expenses were $0.6 million or 44.2% of revenue for the three months ended March 31, 2015. Selling and marketing expenses consist of marketing and promotion, payroll, traveling expenses, transportation and expenses incurred by our selling and distribution team.

General and administrative expenses. General and administrative expenses were $1.7 million for the quarter ended March 31, 2015, which mainly consist of salaries, share-based compensation, research and development costs, professional fees and various office expenses.

Net loss. As a result of the foregoing, we had a loss of $1.7 million for the three months ended March 31, 2015.

Liquidity and capital resources

As at March 31, 2015, the Group has cash and cash equivalents of approximately $7.3 million. Net cash used in operating activities for the three months ended March 31, 2015, was $2.1 million due to net loss of $1.7 million, which reflects expenses related to selling, general and administrative activities.

The Group’s net cash provided by investing activities for the three months ended March 31, 2015, was $3.4 million, which was due mainly to the acquisition of Tiger Media, the accounting acquiree, on March 21, 2015.

At March 31, 2015, the Group had operating lease commitments of $3.8 million. For the three months ended March 31, 2015, the Group funded its operations through the use of available cash.

As of December 31, 2014, the Group had available cash of approximately $6.0 million, while as of March 31, 2015, the Group had cash of approximately $7.3 million, with an increase of $1.3 million. Based on projections of growth in revenue and operating results in the coming quarters, the Group believes that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. Subject to revenue growth, IDI may have to raise private equity and/or debt, which, if we are able to obtain, will have the effect of diluting common and preferred stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to IDI. If IDI’s operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to it, if at all, they may be unable to implement its business plan, for even continue its operations.

The Group may explore the possible acquisitions of businesses, products and technologies that are complementary to its existing business. The Group is continuing to identify and prioritize additional technologies, which we may wish to develop, either internally or through the licensing, or acquisition of products from third parties. While the Group may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, may result in dilution to stockholders.

Contractual obligations

During the three months ended March 31, 2015, the Group did not have any material changes outside the ordinary course of the Group’s business in contractual obligations.

Off-balance sheet arrangements

As of March 31, 2015, the Group did not have any significant off-balance sheet arrangements, as defined in Item 303(a)4(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officers and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, among other parties, in the U.S. Bankruptcy Court, Southern District of Florida, regarding a dispute over ownership of the Purchased IP. As of the date of this report, this case is ongoing.

On October 23, 2014, TRADS filed a Complaint and Motion for Temporary Injunction, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, against James Reilly, President and Chief Operating Officer of TBO and Interactive Data, seeking relief for alleged violation of a noncompetition agreement. An adverse ruling could have an immediate near-term impact on TBO’s and/or Interactive Data’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On November 26, 2014, TRADS filed a Complaint and Motion for Preliminary Injunction, in the United States District Court, Southern District of Florida, against Daniel MacLachlan, Chief Financial Officer and Treasurer of TBO, seeking relief for alleged violation of a noncompetition agreement. An adverse ruling could have an immediate near-term impact on TBO’s financial position, results of operations, and liquidity. As of the date of this report, Mr. MacLachlan is not an employee of the Company, and this case is ongoing.

As of April 15, 2015, we were involved in a dispute with a landlord of advertising location. If the consequence of the dispute is adverse to us, it may lose the advertising place. Management believes that this will not adversely impact its revenue in future, as we have had a replacement to this advertising location.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Before the Tiger Media and TBO Acquisition, LLC merger, Marlin Capital Investments, LLC, which is managed by Michael Brauser, a founding shareholder of TBO, held RSUs representing the right to receive 2,000,000 shares of TBO common stock. Tiger Media assumed these RSUs upon closing and the RSUs represent the right to receive 2,000,000 shares of Tiger Media Common Stock. The RSUs vest annually beginning October 13, 2015 only if certain performance goals of Tiger Media are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of Tiger Media.

In addition, 960,000 RSUs held by TBO employees were assumed by Tiger Media and represent the right to receive 960,000 shares of Tiger Media Common Stock, subject to vesting and delivery.

In addition, 28,000 outstanding TBO warrants were assumed upon the Tiger Media and TBO Acquisition, LLC merger and are exercisable for 28,000 shares of Tiger Media Common Stock.

Assuming all Earn-out Shares are earned, all RSUs are vested and the underlying shares of common stock are delivered, and the warrants are exercised, up to an aggregate of 17,250,785 shares of Tiger Media Common Stock (on an as-converted basis) were or will be issued in connection with the Merger.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed March 26, 2015).

10.2	Dubner Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed March 26, 2015).

10.3	Restricted Stock Unit Agreement by and between Derek Dubner and The Best One, Inc., dated September 30, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed March 26, 2015).

10.4	Business Consulting Services Agreement dated October 13, 2014, between The Best One, Inc. and Marlin Capital Investments, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed April 15, 2015).

31.1	Certification of Co-Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDI, Inc.

Date:	May 20, 2015	By:	/s/ Jacky Wang
Jacky Wang
Chief Financial Officer
(Principal Financial Officer)