Form 10-Q/A
period 2015-03-31
IDI, Inc.
filed 2015-05-27
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On May 20, 2015, IDI, Inc. (the “Company”) received notice from RBSM LLP, the Company’s independent registered public accounting firm (“RBSM”), that RBSM did not complete its pre-issuance review of the Company’s unaudited condensed consolidated financial statements and notes thereto included with the Company’s Form 10-Q for the quarter ended March 31, 2015 (the “Financial Statements”), which was filed on May 20, 2015 (the “Original 10-Q Filing”). Prior to the Original 10-Q Filing, the Company believed, in good faith, that RBSM had completed its pre-issuance review. Subsequent to the Original 10-Q Filing, RBSM completed its pre-issuance review.

The Company is filing this amended Form 10-Q for the quarter ended March 31, 2015 (the “Amended Filing”) solely to reflect the completion of RBSM’s pre-issuance review. This Amended Filing amends in its entirety the Original 10-Q Filing, however no material errors have been identified with respect to the Financial Statements included with the Original 10-Q Filing and no changes to the Financial Statements and related disclosures included with the Original 10-Q Filing are included with this Amended Filing, except for the discussion of the Company’s evaluation of its disclosure controls and procedures set forth in Part I, Item 4 of this Amended Filing. Other than the disclosures in Part I, Item 4 discussed in the preceding sentence, this Amended Filing speaks as of the date of the Original 10-Q Filing, and does not reflect events that may have occurred after the date of the Original 10-Q Filing.

IDI, INC.

TABLE OF CONTENTS FOR FORM 10-Q/A

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q/A to “we,” “us,” “our,” “IDI,” or the “Company” refer to IDI, Inc. and its consolidated subsidiaries.

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

Under the reverse acquisition, the accounting acquiree, the Company, issued equity shares to the owners of the accounting acquirer, IDI Holdings. The consideration transferred by IDI Holdings for its interest in the Company is based on the number of equity interests IDI Holdings would have had to issue to give the owners of the Company the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the Company. The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed (items were marked to market), and the resulting amount of goodwill in the acquisition of Tiger Media (the accounting acquiree) at the Effective Date.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Executive Overview

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q/A, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 15, 2015, and other filings we make with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our Internet website address is www.tigermedia.com. The Internet website address provided in this Quarterly Report on Form10-Q/A is not intended to function as a hyperlink and information obtained at the address is not and should not be considered part of this Quarterly Report on Form 10-Q/A and is not incorporated by reference in this Quarterly Report on Form 10-Q/A.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officers and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level based on a material weakness in our internal control over financial reporting relating to the Company filing the Original 10-Q Filing before RBSM completed its pre-issuance review as described in the Explanatory Note at the beginning of this Amended Filing. In order to remediate this material weakness, the Company will review and revise, as appropriate, procedures relating to its financial reporting and the preparation, review, and dissemination of its quarterly financial results.

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

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

IDI, Inc.

Date:	May 27, 2015	By:	/s/ Jacky Wang
Jacky Wang
Chief Financial Officer
(Principal Financial Officer)