Form 10-Q
period 2015-06-30
IDI, Inc.
filed 2015-08-14
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, the registrant had 15,467,286 shares of common stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS.

IDI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,080	$5,996
Accounts receivable, net	551	295
Prepaid expenses and other current assets	902	190
Deferred tax assets, current	—	95
Assets held for sale	592	—

Total current assets	5,125	6,576
NON-CURRENT ASSETS
Property and equipment, net	790	302
Intangible assets, net	2,217	796
Goodwill	5,227	5,226
Other assets	38	38
Deferred tax assets, non-current	—	275

Total non-current assets	8,272	6,637

Total assets	$13,397	$13,213

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,330	$890
Amounts due to related parties	48	52
Deferred revenue	147	164
Liabilities held for sale	1,198	—

Total current liabilities	2,723	1,106

Total liabilities	2,723	1,106

SHAREHOLDERS’ EQUITY
Preferred Shares—$0.0001 par value 10,000,000 shares authorized, 4,965,302 and 4,965,302 shares issued and outstanding on June 30, 2015 and December 31, 2014, respectively	—	—
Common Shares—$0.0005 par value 200,000,000 shares authorized, 13,926,076 and 6,597,155 shares issued and outstanding on June 30, 2015 and December 31, 2014, respectively	7	3
Additional paid-in capital	59,384	12,714
Accumulated other comprehensive loss	(130)	—
Accumulated deficit	(47,717)	(610)

Total IDI shareholders’ equity	11,544	12,107
Non-controlling interests	(870)	—

Total shareholders’ equity	10,674	12,107

Total liabilities and shareholders’ equity	$13,397	$13,213

See notes to condensed consolidated financial statements

IDI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30, 2015 (1)	Six Months Ended June 30, 2015 (1)
Revenue from data fusion operations	$994	$2,252
Cost of revenues	(424)	(978)

Gross profit	570	1,274
Operating expenses
Sales and marketing expenses	(472)	(1,005)
General and administrative expenses	(3,814)	(5,548)

Loss from operations	(3,716)	(5,279)

Other income/(expense)
Interest income	—	—
Other expense, net	—	—

Total other income	—	—

Loss from continuing operations before income taxes	(3,716)	(5,279)
Income taxes	(265)	(265)

Net loss from continuing operations	(3,981)	(5,544)
Discontinued operations
Pretax loss from operations of discontinued operations	(1,171)	(1,262)
Pretax loss on disposal of discontinued operations	(41,471)	(41,471)
Income tax expenses	(127)	(127)
Less: Non-controlling interests	(1,280)	(1,297)

Net loss from discontinued operations	(41,489)	(41,563)

Net loss	$(45,470)	$(47,107)

Loss per share
Basic and Diluted
Continuing operations	$(0.29)	$(0.52)
Discontinued operations	(2.99)	(3.88)

	$(3.28)	$(4.40)

Weighted average number of shares outstanding -
Basic and diluted	13,896,948	10,710,334
Comprehensive loss:
Net loss	$(45,470)	$(47,107)
Foreign currency translation adjustment	(136)	(130)

Net comprehensive loss	$(45,606)	$(47,237)

(1)	As IDI Holdings, LLC, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, no comparative figures for the corresponding periods in 2014 are presented.

See notes to condensed consolidated financial statements

IDI, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2015 (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,107)
Less: Loss from discontinued operations, net of tax	(41,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76
Share-based compensation	1,971
Change in allowance for doubtful accounts	(84)
Deferred income tax expenses	265
Changes in assets and liabilities of continuing operations, net of the effects of acquisition:
Accounts receivable	(172)
Prepaid expenses and other current assets	(554)
Accounts payable and accrued expenses	(95)
Amounts due to related parties	(18)
Deferred revenue	(17)

Cash used in operating activities from continuing operations	(4,172)
Cash used in operating activities from discontinued operations	(337)

Net cash used in operating activities	(4,509)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(536)
Capitalized costs of intangible assets	(1,319)
Proceeds from acquisition	3,569

Cash provided by investing activities from continuing operations	1,714
Cash used in investing activities from discontinued operations	(121)

Net cash provided by investing activities	1,593

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—

Net decrease in cash and cash equivalents	$(2,916)
Cash and cash equivalents at beginning of period	5,996

Cash and cash equivalents at end of period	$3,080

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$—
Cash paid for income taxes	$—
Share-based compensation expenses capitalized as intangible assets	$130

(1)	As IDI Holdings, LLC, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, no comparative figures for the corresponding periods in 2014 are presented.

See notes to condensed consolidated financial statements

IDI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2015

(Amounts in thousands, except share and per share data)

(unaudited)

NOTE 1 – PRINCIPAL ACTIVITIES AND ORGANIZATION

(a) Principal activities

IDI, Inc. (the “Company” or “IDI”), formerly known as Tiger Media, Inc., is a holding company and, through its consolidated subsidiaries (collectively the “Group”), is principally engaged in data analytics, serving as an information solutions provider to the risk management industry for purposes including due diligence, risk assessment, fraud detection and prevention, and authentication and verification. Further, IDI’s cross-functional core systems and processes are designed to deliver products and solutions to the marketing industry and to enable the public and private sectors to layer our solutions over their unique data sets, providing otherwise unattainable insight.

The Group was also engaged in the provision of advertising services in the out-of-home advertising industry in China. On June 30, 2015, the Company’s Board of Directors approved the plan to discontinue its Advertising Business (defined below).

(b) Organization

Organization – Tiger Media, Inc.

On October 30, 2009, Tiger Media, Inc. (“Tiger Media”), formerly known as SearchMedia Holdings Limited (“SearchMedia Holdings”), completed the acquisition of all the issued and outstanding shares and warrants of SearchMedia International Limited (“SearchMedia International”). On December 14, 2012, SearchMedia Holdings changed its name to Tiger Media, Inc., a Cayman Islands exempted company.

Organization – TBO

The Best One, Inc. (“TBO”) is a holding company incorporated on September 22, 2014 in the State of Florida, which was formed to be engaged in the acquisition of operating businesses and the acquisition and development of valuable and proprietary technology assets across various industries. On October 2, 2014, TBO acquired 100% of the membership interests of Interactive Data, LLC (“Interactive Data”), a Georgia limited liability company and Interactive Data became a wholly-owned subsidiary of TBO. TBO accounted for the acquisition as a forward merger with TBO as both the legal and accounting acquirer. It was concluded that Interactive Data was not the predecessor accounting entity. Interactive Data is a data solutions provider, historically delivering data products and services to the Accounts Receivable Management (“ARM”) industry for location and identity verification, legislative compliance and debt recovery.

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

Before the Merger, on March 19, 2015, Tiger Media effected a one-for-five reverse stock split (the “Reverse Split”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of Tiger Media’s ordinary shares. Except for de minimus adjustments for the treatment of fractional shares, the Reverse Split did not have any dilutive effect on Tiger Media shareholders and the relative voting and other rights that accompany the shares were not affected by the Reverse Split. In addition, the proportion of shares owned by shareholders relative to the number of shares authorized for issuance remained the same because the authorized number of shares were decreased in proportion to the Reverse Split from 1,000,000,000 shares to 200,000,000 shares. The authorized number of preferred shares were not affected by the Reverse Split and remain at 10,000,000 preferred shares. Also before the Merger, on March 20, 2015, Tiger Media completed its domestication from the Cayman Islands to Delaware as a Delaware corporation (the “Domestication”). Following the Domestication and the Reverse Split, on March 21, 2015 (the “Effective Date”), TBO merged into Merger Sub, with Merger Sub continuing as the surviving company and a wholly-owned subsidiary of Tiger Media.

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

Organization – Disposal of Advertising Business

As a result of the Merger, and although it was the Company’s intention to continue to operate and further develop its Advertising Business (as defined below) both in China and the United States as of the Effective Date, on June 30, 2015, in connection with the continuing shift in IDI’s focus towards the data fusion industry via its consolidated subsidiaries, the Company’s Board of Directors approved a plan under which the Company discontinued the operations of its Chinese and British Virgin Islands based subsidiaries (collectively, the “Advertising Business”). The purpose of the plan is to focus the Company’s resources on the data fusion industry, where the Company believes the opportunities for future growth are substantially greater. Additionally, due to the continuing negative cash flow from operations of the Advertising Business, the Company elected not to invest further in this business.

NOTE 2 – DISCONTINUED OPERATIONS

As mentioned above, on June 30, 2015, the Company’s Board of Directors approved the plan to discontinue the Advertising Business. The Company recognized the transactions in accordance with ASC 205-20 Discontinued Operations.

The following financial information presents the results of operations of the Advertising Business for the three and six months ended June 30, 2015.

	Three months ended June 30, 2015	Six months ended June 30, 2015

Revenue from advertising business	$162	$171
Pretax loss from operations of discontinued operations	$(1,171)	$(1,262)
Pretax loss on disposal of discontinued operations	(41,471)	(41,471)
Income tax expenses	(127)	(127)
Less: Non-controlling interests	(1,280)	(1,297)

Net loss from discontinued operations	$(41,489)	$(41,563)

The Company recorded a loss on disposal of the Advertising Business of $41,471, the majority of which are non-cash charges, pursuant to the following:

Write-off of goodwill	$35,472
Write-off of intangible assets	4,080
Write-off of long-term deferred expenses	517
Lease agreement early termination expenses	1,211
Employee severance expenses	191

Loss on disposal of discontinued operations	$41,471

As of June 30, 2015, the assets held for sale and liabilities held for sale in relation to the discontinued operations (reported at the lower of carrying value or fair value less costs to sell) were made up of the following items:

Cash and cash equivalents	$72
Accounts receivable, net	159
Prepaid expenses and other current assets	211
Property and equipment	150

Assets held for sale	$592

Accounts payable	$423
Accrued expenses and other payables	312
Acquisition consideration payable	463

Liabilities held for sale	$1,198

The acquisition consideration payable of $463 was payable in stock to the former equity owners of Shanghai Botang Advertising Co., Ltd. (“Shanghai Botang”), one of the Company’s acquired advertising entities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of preparation and liquidity

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and six months ended June 30, 2015, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2015 or for future periods.

The Company reported net losses of $3,981 and $5,544 from continuing operations, net loss of $41,489 and $41,563 from discontinued operations for the three and six months ended June 30, 2015, respectively, and net cash used in operating activities of $4,509 for the six months ended June 30, 2015. As at June 30, 2015, the Company had an accumulated deficit of $47,717.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”) requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful receivables; useful lives and residual values of property and equipment and intangible assets; recoverability of the carrying amount of property and equipment, goodwill and intangible assets; fair values of financial instruments; and the assessment of contingent obligations. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(c) Foreign currency transactions and translation

The Group’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its subsidiaries in the United States (the “US”) is the US$, whereas the functional currency of the Company’s consolidated subsidiaries in the People’s Republic of China (the “PRC”) is the Renminbi (“RMB”) and the functional currency of the Company’s subsidiaries in the Hong Kong Special Administrative Region (“HKSAR”) is the Hong Kong Dollars (“HK$”), as the PRC and HKSAR are the primary economic environments in which the respective entities operate. Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign currency. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.

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

The Group’s cash and bank deposits were held in major financial institutions located in the US, which management believes have high credit ratings. The cash and bank deposits held in the US, denominated in USD, amounted to $3,080 and $5,996 as of June 30, 2015 and December 31, 2014, respectively.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments. The Company places its temporary cash instruments with well-known financial institutions within the United States, and, at times, may maintain balances in US banks in excess of the $250 thousand dollar US FDIC Insurance limit. The Company monitors the credit ratings of the financial institutions to mitigate this risk.

(e) Accounts receivable

Accounts receivable are due from customers and are generally unsecured, which consist of amounts billed but not yet collected. None of the Group’s accounts receivable bear interest.

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

Computer and network equipment	5-7 years
Furniture, fixtures and office equipment	3-5 years

When items of property and equipment are retired or otherwise disposed of, loss/income is charged or credited for the difference between the net book value and proceeds received thereon.

(g) Intangible assets other than goodwill

The Group’s intangible assets are amortized on a straight line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Group. The Group’s intangible assets represent purchased intellectual property and related litigation costs, and capitalized software development costs, with estimated useful lives of 3-10 years.

In accordance with ASC 350-40 “Software — internal use software”, the Group capitalizes eligible costs, including salaries and staff benefits, share-based compensation expenses, traveling expenses incurred by relevant employees, and other relevant costs of developing internal-use software that are incurred in the application development stage when developing or obtaining software for internal use. The Company capitalized $1,449 during the six months ended June 30, 2015, with $702 related to purchased intellectual property litigation costs and $747 related to internally developed software. The Company begins the amortization of those costs when the products become commercially viable.

(h) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting. As of June 30, 2015, the goodwill balance relates to the October 2, 2014 acquisition of Interactive Data by TBO.

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

Revenue from data fusion operations is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenues pursuant to contracts containing a monthly fee are generally recognized ratably over the contract period, which is generally 1 year. Revenues pursuant to transactions determined by the customers’ usage are recognized when the transaction is complete. Costs associated with separately priced customer service contracts are generally recognized as follows: (a) costs are expensed as incurred; and (b) losses are recognized on contracts where the expected future costs exceed expected future revenue. No such loss contracts exist as of June 30, 2015.

Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheets, and are recognized as revenue when the services are rendered.

(l) Cost of revenues

Cost of revenues, related to data fusion operations, consist primarily of data acquisition and infrastructure costs.

(m) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $52 and $88 for the three and six months ended June 30, 2015, respectively.

(n) Share-based payments

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

The Company accounts for share-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. Under ASC 505-50, share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. In the event that the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued by the Group.

(o) Income taxes

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

For the quarter ended June 30, 2015, management believes, due to recent losses, that it is now more likely than not that the Company will not realize the benefit of its net deferred tax assets and has therefore established a valuation allowance for deferred tax assets recognized in prior periods. The effective tax rate differs from the statutory rate primarily due to the valuation allowance that was recorded on the operating losses incurred during the period and the valuation allowance that was recorded on deferred tax assets recognized in prior periods.

(p) Loss per share

Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and is calculated using the treasury stock method for stock options and unvested shares. Common equivalent shares are excluded from the calculation in the loss periods as their effects would be anti-dilutive.

On March 19, 2015, the Company effected the Reverse Split. The principal effect of the Reverse Split was to decrease the number of outstanding shares of the Company’s common shares. All per share amounts and shares outstanding for all the periods presented have been retroactively restated to reflect the Reverse Split.

(q) Contingencies

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

(r) Segment reporting

The Group has one operating segment, the data fusion operations, as defined by ASC Topic 280, “Segment Reporting” effective June 30, 2015. On June 30, 2015, the Company’s Board of Directors approved the plan to discontinue the Advertising Business, which was accounted for as discontinued operations.

(s) Significant concentrations and risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of June 30, 2015 and December 31, 2014, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the US, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

During the three and six months ended June 30, 2015, the Group recognized revenue from one major customer, accounting for 10% and 23% of the total revenue from data fusion operations, respectively.

As of June 30, 2015, one customer accounted for 17% of the Group’s accounts receivable.

Concentration of Suppliers

Three data suppliers accounted for 26%, 21% and 12% of the total purchases during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Group’s purchases from these data suppliers accounted for 34%, 19% and 11% of the total purchases.

As of June 30, 2015, one supplier accounted for 35% of the Group’s accounts payable.

(t) Recently issued accounting standards

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. On July 9, 2015, FASB approved the proposal to defer the effective date of ASU 2014-09 by one year. Early adoption is permitted as of the original effective date of December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and disclosures.

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

Except for the ASUs above, for the six months ended June 30, 2015, the FASB has issued ASUs No. 2015-01 through ASU 2015-10, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 – SEGMENT

We currently manage our operations in one reportable segment, data fusion operations. On June 30, 2015, the Company’s Board of Directors approved the plan to discontinue its Advertising Business.

Information regarding our data fusion operations, Advertising Business and the unallocated corporate operations as well as geographic information are as follows:

(in thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue:
Data fusion operations	$994	$2,252
Corporate*	—	—

Sub-total of continuing operations	994	2,252
Advertising Business*	162	171
Operating loss:
Data fusion operations	$2,093	$3,528
Corporate*	1,623	1,751

Sub-total of continuing operations	3,716	5,279
Advertising Business*	1,171	1,257
Loss on disposal of business:
Data fusion operations	$—	$—
Corporate*	—	—

Sub-total of continuing operations	—	—
Advertising Business*	41,471	41,471
Revenue:
US	$994	$2,252
China and others*	162	171

*	Information of Corporate and Advertising Business, and revenue from China and others for the six months ended June 30, 2015 all represented related amounts for the period from March 22, 2015, after the consummation of the Merger.

Information regarding assets for our operating segments and the unallocated corporate operations are as follows as at June 30, 2015:

June 30, 2015
Assets:
Data fusion operations	$10,634
Advertising Business	592
Corporate	2,171

$13,397

NOTE 5 – LOSS PER SHARE

On June 30, 2015, the Company’s Board of Directors approved a plan under which the Company discontinued operation of the Advertising Business, related financial results of which were then reclassified into discontinued operations.

The information related to basic and diluted loss per share is as follows:

	Three months ended June 30, 2015	Six months ended June 30, 2015
Numerator:
Net loss from continuing operations	$(3,981)	$(5,544)
Net loss from discontinued operations	(41,489)	(41,563)

	$(45,470)	$(47,107)
Denominator:
Weighted average shares outstanding - Basic and diluted	13,896,948	10,710,334
Loss per share:
Basic and diluted:
Continuing operations	$(0.29)	$(0.52)
Discontinued operations	(2.99)	(3.88)

	$(3.28)	$(4.40)

NOTE 6 – ACQUISITION

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

Under the reverse acquisition, the accounting acquiree, the Company, issued equity shares to the owners of the accounting acquirer, IDI Holdings. The consideration transferred by IDI Holdings for its interest in the Company is based on the number of equity interests IDI Holdings would have had to issue to give the owners of the Company the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the Company. Certain shareholders of IDI Holdings also have the right to receive additional shares subject to an earn-out (as mentioned in Note (11) below). There was no accounting impact as a result of the earn-out consideration. The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed (marked to market), and the resulting amount of goodwill in the acquisition of Tiger Media (the accounting acquiree) at the Effective Date.

(in thousands)
Assets acquired:
Cash and cash equivalents	$3,569
Accounts receivable	1,808
Other current assets	326
Property and equipment	1,419
Intangible assets	4,280
Long-term deferred expenses	586

11,988

Liabilities assumed:
Accounts payable	(1,519)
Accrued expenses and other payables	(736)
Acquisition consideration payable	(464)
Amounts due to related parties	(124)
Deferred revenue	(80)

(2,923)

Non-controlling interests	(425)
Goodwill	35,472

Total consideration	$44,112

Goodwill from the acquisition principally relates to the assembled workforce and the synergy effects.

As the Advertising Business was recognized into discontinued operations, no pro forma financial information was disclosed for the three and six months ended June 30, 2015.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 30, 2015	December 31, 2014
Accounts receivable	$572	$400
Less allowance for doubtful accounts	(21)	(105)

Total accounts receivable, net	$551	$295

NOTE 8 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2015	December 31, 2014
Prepaid insurance	$270	$—
Prepaid professional fees	483	150
Rental deposits and other receivables	149	40

Total prepaid expenses and other current assets	$902	$190

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30, 2015	December 31, 2014
Computer and network equipment	$434	$283
Furniture, fixtures and office equipment	416	31

Total cost of property and equipment	850	314
Less: accumulated depreciation and amortization	(60)	(12)

Property and equipment, net	$790	$302

Depreciation of property and equipment of $25 and $48 for the three and six months ended June 30, 2015, respectively, were allocated to operating expenses.

NOTE 10 – INTANGIBLE ASSETS, NET

Intangible assets other than goodwill consist of the following:

	Weighted average amortization period	June 30, 2015	December 31, 2014
Gross amount
Purchased IP and capitalized litigation costs	10 years	$1,163	$461
Software developed for internal use	3-10 years	1,088	341

		2,251	802
Accumulated amortization
Purchased IP and capitalized litigation costs		(13)	—
Software developed for internal use		(21)	(6)

		(34)	(6)
Net intangible assets
Purchased IP and capitalized litigation costs		1,150	461
Software developed for internal use		1,067	335

		$2,217	$796

The amounts associated with intangible assets were mainly related to the intellectual property purchased by TBO from Ole Poulsen (“Purchased IP”) pursuant to the Intellectual Property Purchase Agreement dated October 14, 2014 (“IP Agreement”) and related legal and other costs incurred in defending the Company’s claims to the Purchased IP, and capitalized costs of internally developed software. Amortization expenses of $16 and $28 were included in operating expenses for the three and six months ended June 30, 2015, respectively.

NOTE 11 – COMMON SHARES AND WARRANTS

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

Marlin Capital Investments, LLC (“Marlin Capital”), a company which Michael Brauser, our Executive Chairman, owns 50% and is one of two managers, held RSUs representing the right to receive 2,000,000 shares of TBO Common Stock. The Company assumed these RSUs upon closing and the RSUs represent the right to receive 2,000,000 shares of Company Common Stock. The RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company.

In addition, 960,000 RSUs held by TBO employees were assumed by the Company and represent the right to receive 960,000 shares of Company Common Stock, subject to vesting and delivery. 28,000 outstanding TBO warrants were assumed upon the Merger and are exercisable for 28,000 shares of Company Common Stock. See discussion of cashless warrant exercise below.

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

Common shares

As of June 30, 2015 and December 31, 2014, the number of issued and outstanding common shares was 13,926,076 and 6,597,155, respectively. The change of number of common shares during the three months ended June 30, 2015 was as a result of issuance of the following common shares:

•	In April 2015, an aggregate of 17,500 shares were issued to former directors and an employee as a result of the vesting of RSUs.

•	In June 2015, 20,122 shares were issued to an investor as a result of a cashless exercise of the 28,000 warrants, as mentioned below.

Warrants

On June 19, 2015, 28,000 warrants were exercised and 20,122 common shares were issued as a result of a cashless exercise. As of June 30, 2015, there were no outstanding warrants.

Preferred shares

As of June 30, 2015, as part of the Merger, the Company issued a total of 4,965,302 shares of Company Preferred Shares to TBO shareholders. An additional 1,800,220 shares of Company Preferred Stock may be issued subject to an earn out. Terms of the Company Preferred Shares are as follows:

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

No Preemptive or Redemption Rights. The Company Preferred Stock has no preemptive or redemption rights.

NOTE 12 – SHARE-BASED COMPENSATION

As of June 30, 2015, the Company maintains two share-based incentive plans. On January 1, 2008, the 2008 Share Incentive Plan (the “2008 Plan”) was approved by the board of directors and shareholders of SearchMedia International with respect to the granting of up to 359,299 share options and restricted share units. The number of authorized shares to be awarded under the 2008 Plan was increased to 600,000 following board approval in August 2010 and subsequent shareholder approval in September 2011, to 900,000 shares in December 2012 and 1.2 million shares in December 2013. On April 27, 2015, the Board approved the IDI, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which was subsequently approved during the annual shareholder meeting on June 2, 2015, covering the issuance of 2,500,000 shares of Common Stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The primary purpose of the Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in IDI and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of June 30, 2015, there were 10,568 and 1,052,500 shares of common stock reserved for issuance under the 2008 Plan and the 2015 Plan, respectively.

In addition, as mentioned in Note (11) above, outside of the 2008 Plan and 2015 Plan, Marlin Capital held RSUs representing the right to receive 2,000,000 shares of TBO Common Stock, which was assumed by the Company upon closing and the RSUs represent the right to receive 2,000,000 shares of Company Common Stock. The RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company. 960,000 RSUs held by TBO employees, including the Company’s Co-Chief Executive Officer (“Co-CEO”) and President, were also assumed by the Company and represent the right to receive 960,000 shares of Company Common Stock, subject to vesting and delivery.

Share options

Pursuant to the 2015 Plan, on June 23, 2015, a total of 25,000 share options were granted to an employee with a vesting period of 4 years.

Compensation expense recognized from employee stock options for the three and six months ended June 30, 2015 was $17 and $20, respectively, which was recognized in general and administrative expenses and discontinued operations in the condensed consolidated statements of operations. As of June 30, 2015, unrecognized share-based compensation cost in respect of granted share options amounted to $77.

We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions, and amortize the fair value to expense over the option’s vesting period using the straight-line attribution approach for employees and non-employee directors:

Three Months Ended June 30, 2015
Expected term (in years)	4
Risk-free interest rate	1.57%
Expected volatility	20.97%
Expected dividend yield	0.00%

Restricted share units

Details of restricted share unit activity during the six months ended June 30, 2015 were as follows:

•	On January 28, 2015, a total of 355,800 shares of RSUs were granted to certain employees and directors with the vesting date on the earlier of July 28, 2015 or an involuntary separation.

•	On March 24, 2015, a total of 136,000 shares of RSUs were granted to two directors with the vesting date on the earlier of September 24, 2015 or an involuntary separation.

•	On April 29, 2015, a total of 1,357,500 shares of RSUs were granted to certain individuals and group, which had a vesting period of 3-4 years.

•	On June 16, 2015, a total of 65,000 shares of RSUs were granted to certain new members of the Board of Directors with a vesting period ranging from 1 to 3 years.

The Group recognized compensation cost (included in general and administrative expenses and discontinued operations in the condensed consolidated statements of operations, and intangible assets in the condensed consolidated balance sheets) for these restricted share units of $2,443 and $2,543 for the three and six months ended June 30, 2015, respectively. The fair value of the restricted share units was estimated using the market value of the common shares on the date of grant, which was equivalent to the closing price of one share of our common stock on the grant date.

As of June 30, 2015, unrecognized share-based compensation cost in respect of granted restricted share units amounted to $14,961 that are expected to be recognized over a weighted average period of 1.59 years.

NOTE 13 – RELATED PARTY TRANSACTIONS

(a) Related party transactions

For the three and six months ended June 30, 2015, material related party transactions were as follows:

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

Employment Agreement — Derek Dubner

On October 2, 2014, TBO entered into an employment agreement with Derek Dubner (as amended, the “Dubner Employment Agreement”), which was assumed by IDI in the Merger. Mr. Dubner earns an annual base salary of $200. Dubner’s Employment Agreement continues through September 30, 2016, unless terminated sooner. If Mr. Dubner’s employment is terminated by IDI without cause as defined in the Dubner Employment Agreement or by Mr. Dubner for good reason, Mr. Dubner is entitled to a severance in the amount equal to his base salary for the remainder of the term. The definition of “good reason” includes a material diminution in his overall responsibilities, a reduction in his compensation without his prior written consent, a request by IDI encouraging Mr. Dubner to participate in an unlawful act, and IDI’s breach of a material term of the Dubner Employment Agreement.

Under the Dubner Employment Agreement, Mr. Dubner received a bonus of $100 as a result of the Merger, and received an additional bonus of $150 as a result of raising $10.0 million in a financing following the Merger. Additionally, Mr. Dubner received 400,000 RSUs, vesting quarterly during the term of the agreement, and immediately upon a Company Sale, as that term is defined in the Dubner Employment Agreement, of IDI. Mr. Dubner’s RSUs represent Mr. Dubner’s right to receive 400,000 shares of IDI Common Stock.

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

Employment Agreement — James Reilly

On October 2, 2014, TBO entered into an employment agreement with James Reilly (as amended, the “Reilly Employment Agreement”), which was assumed by IDI in the Merger. Mr. Reilly earns an annual base salary of $200. Reilly’s Employment Agreement continues through September 30, 2016, unless terminated sooner. If Mr. Reilly’s employment is terminated by IDI without cause as defined in the Reilly Employment Agreement or by Mr. Reilly for good reason, Mr. Reilly is entitled to a severance in the amount equal to his base salary for the remainder of the term. The definition of “good reason” includes a material diminution in his overall responsibilities, a reduction in his compensation without his prior written consent, a request by IDI encouraging Mr. Reilly to participate in an unlawful act, and IDI’s breach of a material term of the Reilly Employment Agreement.

Under the Reilly Employment Agreement, Mr. Reilly received a bonus of $100 as a result of the Merger. Additionally, Mr. Reilly received 200,000 RSUs, vesting quarterly during the term of the agreement, and immediately upon a Company Sale, as that term is defined in the Reilly Employment Agreement, of IDI. Mr. Reilly’s RSUs represent Mr. Reilly’s right to receive 200,000 shares of IDI Common Stock.

IDI may terminate the Reilly Employment Agreement if there is an adverse ruling against Mr. Reilly pursuant to an action brought on by TransUnion alleging Mr. Reilly’s employment with IDI is a breach of Mr. Reilly’s confidentiality or fiduciary obligations to TransUnion or TLO, provided that IDI pay Mr. Reilly his base salary for the remainder of his term. IDI also agreed to indemnify Mr. Reilly against expenses incurred in connection with such an action.

Business Consulting Agreement — Marlin Capital Investments, LLC

On October 13, 2014, TBO entered into a business consulting services agreement with Marlin Capital Investments, LLC (“Marlin Capital”) for a term of four (4) years (the “Marlin Consulting Agreement”). Michael Brauser, the Company’s Executive Chairman, is a 50% owner and one of two managers of Marlin Capital. Under the Marlin Consulting Agreement, Marlin Capital serves in the capacity of a strategic advisor to TBO and provides services such as recommendations on organizational structure, capital structure, future financing needs, and business strategy. The Marlin Consulting Agreement provides for equity compensation issued to Marlin in the amount of 2,000,000 RSUs of TBO. IDI assumed these RSUs in the Merger and the RSUs represent the right to receive 2,000,000 shares of IDI common stock. The RSUs vest on four equal annual installments beginning October 13, 2015 only if certain performance goals of IDI are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of IDI.

(b) Amounts due to related parties

	Note		June 30, 2015	December 31, 2014
Payables for income taxes	(i	)	$48	$52

			$48	$52

Notes:

(i)	Represents payable to two shareholders for income tax prepaid.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

As of June 30, 2015, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year
2015	$187
2016	270
2017	278
2018	229
2019	207
2020 and thereafter	621

$1,792

(b) Capital commitment

As of June 30, 2015, material capital commitment under non-cancellable data licensing was $371.

(c) Contingency

Except as disclosed in Part II, Item 1, Legal Proceedings, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations, therefore, no provision was made for operational claims in operations as of June 30, 2015 and December 31, 2014.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated all events and transactions after June 30, 2015 through the date these financial statements were issued. The following material matters have occurred through August 14, 2015.

Issuance of shares

On June 16, 2015, the Company’s Board of Directors approved the issuance of shares to certain third-party vendors for certain investor relation and consulting services. On July 1, 2015, a total of 32,000 shares of Company Common Stock was issued to two consulting firms.

Financing

On July 10, 2015, the Company filed a Form S-3 with Securities and Exchange Commission (“SEC”), pursuant to which, the Company intends to offer and sell from time to time the common stock and debt securities as described in the prospectus (the “Prospectus”). The total offering price of the securities described in the Prospectus will not exceed a total of $160.0 million. The Form S-3 has been declared effective by SEC on July 21, 2015.

After the approval by the Company’s Board of Directors on July 23, 2015, the Company entered into an agreement with an institutional investor to purchase $10.0 million of the Company’s common stock in a registered direct offering and a concurrent private placement of warrants to purchase common stock on July 24, 2015.

Pursuant to the definitive purchase agreement with the investor, the Company sold 1,280,410 shares of its common stock at a per share price of $7.81 in a registered direct offering. Additionally, in a concurrent private placement, the Company issued to the investor warrants to purchase 0.5 share of common stock for each share of common stock purchased in the registered direct offering at an exercise price of $10.00 per share, for a total of 640,205 shares of common stock. The warrants will be exercisable six months from the date of issuance and will expire 36 months from the date of issuance.

The net proceeds to the Company from the offering, after deducting placement agent fees and estimated offering expenses, were approximately $9.365 million, which was received on July 28, 2015. The registered direct offering and the concurrent private placement closed on July 28, 2015. Additionally, the Company’s Co-CEO Derek Dubner earned a $150 bonus as a result of this transaction.

Certain litigation

On or about July 22, 2015, IDI, Inc., Peter W.H. Tan, Derek Dubner, and Jacky Wang were named as defendants in a class action complaint alleging violations of the U.S. federal securities laws, captioned Garrett Heim v. IDI, Inc., et al., Case No. 9:15-CV-81019-BB, in the United States District Court for the Southern District of Florida. In the estimation of our management, this lawsuit does not represent a material risk to our financial condition at this time; however, due to the early stage of litigation and limited information available at this time, our management can offer no assurances as to the outcome of such litigation, including the possibility that any outcome could be more adverse to the company than currently anticipated. In addition, it is possible similar lawsuits may be filed in the future, about which we can also not offer any assurance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 15, 2015, and other filings we make with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

IDI, Inc. (the “Company” or “IDI”), formerly known as Tiger Media, Inc. or Tiger Media, is a holding company incorporated in the State of Delaware. Through its consolidated subsidiaries (collectively the “Group”), IDI’s principal focus is in data analytics, serving as an information solutions provider to the risk management industry for purposes including due diligence, risk assessment, fraud detection and prevention, and authentication and verification. Further, IDI’s cross-functional core systems and processes are designed to deliver products and solutions to the marketing industry and to enable the public and private sectors to layer our solutions over their unique data sets, providing otherwise unattainable insight.

On March 21, 2015 (the “Effective Date”), Tiger Media, Inc. (“Tiger Media”) and TBO Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Tiger Media (“Merger Sub”), completed a merger (the “Merger”) with The Best One, Inc. (“TBO”), pursuant to the terms and conditions of the Merger Agreement and Plan of Reorganization, as amended (the “Merger Agreement”). TBO is a holding company that is engaged in the acquisition of operating businesses and the acquisition and development of valuable and proprietary technology assets across various industries. On October 2, 2014, TBO acquired 100% of the membership interests of Interactive Data, LLC (“Interactive Data”). TBO accounted for the acquisition as a forward merger with TBO as both the legal and accounting acquirer.

Historically, Interactive Data has provided data solutions and services to the Accounts Receivable Management industry for location and identity verification, legislative compliance and debt recovery. Interactive Data is now targeting the entirety of the risk management industry, including expansion into FCRA regulated data and non-regulated data. Through proprietary linking technology, advanced systems architecture, and a massive data repository, Interactive Data will address the rapidly growing need for actionable intelligence.

Before the Merger, on March 19, 2015, Tiger Media effected a one-for-five reverse stock split (the “Reverse Split”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of Tiger Media’s ordinary shares. Except for de minimus adjustments for the treatment of fractional shares, the Reverse Split did not have any dilutive effect on Tiger Media shareholders and the relative voting and other rights that accompany the shares were not affected by the Reverse Split. In addition, the proportion of shares owned by shareholders relative to the number of shares authorized for issuance remained the same because the authorized number of shares were decreased in proportion to the Reverse Split from 1,000,000,000 shares to 200,000,000 shares. The authorized number of preferred shares were not affected by the Reverse Split and remain at 10,000,000 preferred shares. Also before the Merger, on March 20, 2015, Tiger Media completed its domestication from the Cayman Islands to Delaware as a Delaware corporation (the “Domestication”). Following the Domestication and the Reverse Split, on the Effective Date, TBO merged into Merger Sub, with Merger Sub continuing as the surviving company and a wholly-owned subsidiary of Tiger Media.

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

As a result of the Merger, and although it was the Company’s intention to continue to operate and further develop its Advertising Business (as defined below) both in China and the United States as of the Effective Date, on June 30, 2015, in connection with the continuing shift in IDI’s focus towards the data fusion industry, the Company’s Board of Directors approved a plan under which the Company discontinued the operations of its Chinese and British Virgin Islands based subsidiaries (collectively, the “Advertising Business”). The Advertising Business was focusing primarily in the out-of-home advertising industry in China. Out-of-home advertising typically referred to advertising media in public places, such as billboards and screen displays. The purpose of the plan is to focus the Company’s resources on the data fusion industry, where the Company believes the opportunities for future growth are substantially greater. Additionally, due to the continuing negative cash flow from operations of the Advertising Business, the Company elected not to invest further in this business.

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our Internet website address is www.ididata.com. The Internet website address provided in this Quarterly Report on Form 10-Q is not intended to function as a hyperlink and information obtained at the address is not and should not be considered part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this Quarterly Report on Form 10-Q.

In order for the Company to develop new products, grow its existing business, and expand into additional markets, it must generate and sustain sufficient operating profits and cash flow in future periods. This will require the Company to generate additional sales from current products and new products currently under development. Interactive Data has begun building out its sales organization to drive current products and to introduce new products into the market place. The Company will incur increased compensation expenses for its sales and marketing, executive and administrative, and infrastructure related persons as it increases headcount in the next 12 months.

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

Revenue Recognition

We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or a service has been rendered, the price is fixed or determinable and collection is reasonably assured.

Revenue from data fusion operations is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenues pursuant to contracts containing a monthly fee are generally recognized ratably over the contract period, which is generally 1 year. Revenues pursuant to transactions determined by the customers’ usage are recognized when the transaction is complete. Costs associated with separately priced customer service contracts are generally recognized as follows: (a) costs are expensed as incurred; and (b) losses are recognized on contracts where the expected future costs exceed expected future revenue. No such loss contracts exist as of June 30, 2015.

Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheets, and are recognized as revenue when the services are rendered. As of June 30, 2015, deferred revenue totaled $147, all of which all is expected to be realized in 2015.

The Group sells its products or provides services, generally on credit, to a limited number of customers. The Group’s normal payment terms offered to customers, distributors and resellers are due upon receipt. Rarely does the Group extend payment terms beyond their normal terms.

Allowances for Doubtful Accounts

The Group maintains allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual balances receivable, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, the Group’s estimates for doubtful accounts have not differed materially from actual results. As at June 30, 2015, based on management’s assessment, an allowance in the amount of $21 for uncollectible accounts receivable was recorded.

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

Results of operations

For accounting purposes, IDI Holdings was the accounting acquirer, and acquired Tiger Media on March 21, 2015. As such only results of operations during the period from March 22, 2015 to June 30, 2015 of Tiger Media were included into the condensed consolidated financial statements of IDI for the three and six months ended June 30, 2015. As a result of the Board of Directors decision to discontinue the Advertising Business on June 30, 2015, the operating results of the Advertising Business for the three and six months ended June 30, 2015 was reflected as Discontinued Operations; meanwhile, related assets and liabilities have been grouped into Assets held for sale and Liabilities held for sale, respectively.

In addition, as IDI Holdings was formed on September 22, 2014, no comparative figures during the corresponding periods in 2014 are presented.

Revenue from data fusion operations. The Group’s revenue from data fusion operations was $1.0 million and $2.3 million for the three and six months ended June 30, 2015, respectively. The Group expects its revenue from data fusion operations to increase in the future as it expands the sales organization, penetrates additional markets and releases new products.

Gross profit. The Group’s gross profit was 57% and 57% for the three and six months ended June 30, 2015, respectively. Gross profit as a percentage of revenue from data fusion operations is impacted by several factors, including increase in transactional based data costs, timing and acquisition of flat fee data licensing agreements, mix, changes in channels of distribution, sales volume, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and marketing expenses. The Group’s sales and marketing expenses were $0.5 million and $1.0 million or 47% and 45% of revenue from data fusion operations for the three and six months ended June 30, 2015, respectively. Selling and marketing expenses consist of marketing and promotion, salaries and benefits, traveling expenses, transportation and expenses incurred by our selling and distribution team.

General and administrative expenses. General and administrative expenses were $3.8 million and $5.5 million for three and six months ended June 30, 2015, respectively, which mainly consisted of non-cash share-based compensation expenses of $1.9 million and $2.0 million, professional fees of $1.1 million and $1.9 million, and employee salaries and benefits of $0.5 million and $1.0 million, for the three and six months ended June 30, 2015, respectively. Included in the professional fees, there were non-recurring fees of $0 million and $0.3 million related to the Merger for the three and six months ended June 30, 2015, respectively.

Net loss from continuing operations. As a result of the foregoing, we had a loss of $4.0 million and $5.5 million, including $1.9 million and $2.0 million of non-cash share-based compensation expenses for the three and six months ended June 30, 2015 from continuing operations, respectively.

Net loss from discontinued operations. As a result of the plan to discontinue the Advertising Business, a net loss of $41.5 million and $41.6 million was recognized for the three and six months ended June 30, 2015, respectively, which mainly include the loss on disposal of the discontinued operations of $41.5 million. The loss on disposal mainly includes the write-off of goodwill, intangible assets and long-term deferred assets, employee compensation expenses and lease agreement early termination compensation expenses.

Net loss. A net loss of $45.5 million and $47.1 million was recognized during the three and six months ended June 30, 2015, respectively, as a result of the foregoing.

Liquidity and capital resources

As at June 30, 2015, the Group had cash and cash equivalents of approximately $3.1 million. Net cash used in operating activities for the six months ended June 30, 2015 was $4.5 million, due to the net loss occurring during the period, which reflected expenses related to selling, general and administrative activities.

Net cash provided by investing activities for the six months ended June 30, 2015 was $1.6 million, as a result of the acquisition of Tiger Media, the accounting acquiree, on March 21, 2015, which was offset by the payments for the Purchased IP litigation costs, software developed for internal use, and property and equipment.

At June 30, 2015, the Group had operating lease commitments of $1.8 million. For the six months ended June 30, 2015, the Group funded its operations through the use of available cash.

As of December 31, 2014, the Group had available cash of approximately $6.0 million, while as of June 30, 2015, the Group had cash of approximately $3.1 million, with a decrease of $2.9 million. Based on projections of growth in revenue from data fusion operations and operating results in the coming quarters and the financing that closed on July 28, 2015, the Group believes that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. Subject to revenue growth, IDI may have to continue to raise private equity and/or debt, which, if we are able to obtain, will have the effect of diluting common and preferred stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to IDI. If IDI’s operations do not generate positive cash flow in the upcoming year, or if it is not able to obtain additional debt or equity financing on terms and conditions acceptable to it, if at all, it may be unable to implement its business plan, or even continue its operations.

The Group may explore the possible acquisition of businesses, products and technologies that are complementary to its existing business. The Group is continuing to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While the Group may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, may result in dilution to stockholders.

Contractual obligations

During the three and six months ended June 30, 2015, the Group did not have any material changes outside the ordinary course of the Group’s business in contractual obligations.

Off-balance sheet arrangements

As of June 30, 2015, the Group did not have any significant off-balance sheet arrangements, as defined in Item  303(a)4(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our principal executive officer and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were effective as of the end of the period covered by this report.

As of March 31, 2015, our principal executive officer and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were not effective based on a material weakness in our internal control over financial reporting relating to the Company filing its Form 10-Q for the quarter ended March 31, 2015 on May 20, 2015 (the “Original 2015 Q1 Filing”) before RBSM completed its pre-issuance review as described in the Explanatory Note at the beginning of the 10-Q/A for the quarter ended March 31, 2015 filed on May 27, 2015. During the three months ended June 30, 2015, in order to remediate this material weakness, the Company reviewed and revised, as appropriate, procedures relating to its financial reporting and the preparation, review, and dissemination of its quarterly financial results, and we then concluded that, as of June 30, 2015, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

Other than as set forth above, there were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, among other parties, in the U.S. Bankruptcy Court, Southern District of Florida, regarding a dispute over ownership of the Purchased IP. TRADS has since dropped Interactive Data as a party, and added TBO and Ole Poulsen, TBO’s Chief Science Officer. On June 10, 2015, over TRADS’ objections, the court granted TBO’s motion to expand the scope of discovery to include, among other things, whether TRADS is a good faith purchaser of any of the Purchased IP, free of any fraud or misconduct by or on behalf of TRADS, and whether there was a fraud on the court by TRADS. As of the date of this report, this case is ongoing.

On October 23, 2014, TRADS filed a Complaint and Motion for Temporary Injunction, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, against James Reilly, President and Chief Operating Officer of the Company, seeking relief for alleged violation of a noncompetition agreement. On February 5, 2015, the court denied TRADS’ motion for a temporary injunction prohibiting Mr. Reilly from continuing employment with TBO. TRADS has appealed that order. The appeal is pending. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On November 26, 2014, TRADS filed a Complaint and Motion for Preliminary Injunction, in the United States District Court, Southern District of Florida, against Daniel MacLachlan, former Chief Financial Officer and Treasurer of TBO, seeking relief for alleged violation of a noncompetition agreement. On February 10, 2015, the court granted TRADS’ motion for preliminary injunction against Mr. MacLachlan’s continued employment with TBO. That preliminary ruling was appealed, and the appellate court has expedited the appeal. In the meantime, Mr. MacLachlan is not an employee of the Company, and his job responsibilities have been assumed by a new employee. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On or about July 22, 2015, IDI, Inc., Peter W.H. Tan, Derek Dubner, and Jacky Wang were named as defendants in a class action complaint alleging violations of the U.S. federal securities laws, captioned Garrett Heim v. IDI, Inc., et al., Case No. 9:15-CV-81019-BB, in the United States District Court for the Southern District of Florida. In the estimation of our management, this lawsuit does not represent a material risk to our financial condition at this time; however, due to the early stage of litigation and limited information available at this time, our management can offer no assurances as to the outcome of such litigation, including the possibility that any outcome could be more adverse to the company than currently anticipated. In addition, it is possible similar lawsuits may be filed in the future, about which we can also not offer any assurance.

ITEM 1A.	RISK FACTORS.

We have recently been named as a defendant in a securities class action lawsuit, and while we do not expect such lawsuit to materially adversely affect us, we cannot assure you that a resolution of this lawsuit in a manner adverse to us will not have a material negative impact on our financial condition.

On or about July 22, 2015, IDI, Inc., Peter W.H. Tan, Derek Dubner, and Jacky Wang were named as defendants in a class action complaint alleging violations of the U.S. federal securities laws, captioned Garrett Heim v. IDI, Inc., et al., Case No. 9:15-CV-81019-BB, in the United States District Court for the Southern District of Florida. In the estimation of our management, this lawsuit does not represent a material risk to our financial condition at this time; however, due to the early stage of litigation and limited information available at this time, our management can offer no assurances as to the outcome of such litigation, including the possibility that any outcome could be more adverse to the company than currently anticipated. In addition, it is possible similar lawsuits may be filed in the future, about which we can also not offer any assurance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 16, 2015, the Company’s Board of Directors approved the issuance of shares to certain third-party vendors for certain investor relation and consulting services. On July 1, 2015, a total of 32,000 shares of Company Common Stock was issued to two consulting firms.

On June 19, 2015, 20,122 shares were issued to Palladium Capital Advisors, LLC, as a result of the cashless exercise of a warrant.

The issuance of the securities described in paragraphs above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(a)(2) thereof and Regulation D promulgated thereunder, which exception we believe is available because the securities were not offered pursuant to a general solicitation and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506. The securities issued in these transactions are restricted and may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form S-3 filed on July 10, 2015).

4.2	Warrant, dated July 23, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on July 28, 2015).

10.1	Securities Purchase Agreement, dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 28, 2015).

10.2	Placement Agent Agreement, dated July 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on July 28, 2015).

10.3	Employment Agreement between James Reilly and The Best One, Inc., entered into on October 2, 2014, as amended (incorporated by reference to Exhibit 10.1 on the Company’s current report on Form 8-K filed on June 22, 2015).+

10.4	Form of Indemnification Agreement.*

10.5	Form of RSU Agreement with three year vesting+*

10.6	Form of RSU Agreement with four year vesting+*

10.7	Form of stock option agreement+*

31.1	Certification of Executive Chairman filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDI, Inc.

Date: August 14, 2015	By:	/s/ Aaron Solomon
Aaron Solomon
Interim Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2015	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)