Form 10-Q
period 2015-09-30
IDI, Inc.
filed 2015-11-16
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of November 16, 2015, the registrant had 15,603,286 shares of common stock outstanding.

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

IDI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,078	$5,996
Accounts receivable, net	610	295
Prepaid expenses and other current assets	1,193	190
Deferred tax assets, current	—	95

Total current assets	10,881	6,576
NON-CURRENT ASSETS
Property and equipment, net	834	301
Intangible assets, net	3,077	796
Goodwill	5,227	5,227
Other assets	38	38
Deferred tax assets, non-current	—	275

Total non-current assets	9,176	6,637

Total assets	$20,057	$13,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,741	$890
Amounts due to related parties	20	52
Deferred revenue	150	164

Total current liabilities	1,911	1,106

Total liabilities	1,911	1,106

SHAREHOLDERS’ EQUITY
Preferred Shares—$0.0001 par value 10,000,000 shares authorized, 4,965,302 shares issued and outstanding on September 30, 2015 and December 31, 2014	—	—
Common Shares—$0.0005 par value 200,000,000 shares authorized, 15,603,286 and 6,597,155 shares issued and outstanding on September 30, 2015 and December 31, 2014, respectively	8	3
Additional paid-in capital	70,644	12,714
Accumulated deficit	(52,506)	(610)

Total shareholders’ equity	18,146	12,107

Total liabilities and shareholders’ equity	$20,057	$13,213

See notes to condensed consolidated financial statements

IDI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (1)	2015	2014 (1)
Revenue from data fusion operations	$1,002	$—	$3,254	$—
Cost of revenues	766	—	1,744	—

Gross profit	236	—	1,510	—
Operating expenses
Sales and marketing expenses	524	—	1,529	—
General and administrative expenses	4,235	16	9,783	16

Loss from operations	(4,523)	(16)	(9,802)	(16)

Other income/(expense)
Interest expense, net	(3)	—	(3)	—
Other expense, net	—	(32)	—	(32)

Total other expense	(3)	(32)	(3)	(32)

Loss from continuing operations before income taxes	(4,526)	(48)	(9,805)	(48)
Income taxes	(124)	(16)	141	(16)

Net loss from continuing operations	(4,402)	(32)	(9,946)	(32)
Discontinued operations
Pretax income/(loss) from operations of discontinued operations	26	—	(1,236)	—
Pretax gain/(loss) on disposal of discontinued operations	376	—	(41,095)	—
Income taxes	—	—	(127)	—

Net income/(loss) from discontinued operations	402	—	(42,458)	—
Less: Non-controlling interests	789	—	(508)	—

Net loss from discontinued operations attributable to IDI, Inc.	(387)	—	(41,950)	—

Net loss	$(4,789)	$(32)	$(51,896)	$(32)

Loss per share
Basic and diluted
Continuing operations	$(0.29)	$—	$(0.82)	$—
Discontinued operations	(0.03)	—	(3.45)	—

	$(0.32)	$—	$(4.27)	$—

Weighted average number of shares outstanding -
Basic and diluted	15,034,224	6,597,155	12,167,469	6,597,155
Comprehensive loss:
Net loss	$(4,789)	$(32)	$(51,896)	$(32)
Foreign currency translation adjustment	130	—	—	—

Net comprehensive loss	$(4,659)	$(32)	$(51,896)	$(32)

(1)	As IDI Holdings, LLC, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, the comparative figures for the corresponding periods in 2014 were from the date of inception through September 30, 2014.

See notes to condensed consolidated financial statements

IDI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(unaudited)

	Nine Months Ended September 30,
	2015	2014 (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,896)	$(32)
Less: Loss from discontinued operations, net of tax	(41,950)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133	—
Share-based compensation	3,424	—
Change in allowance for doubtful accounts	(37)	—
Deferred income tax expenses	370	—
Changes in assets and liabilities of continuing operations, net of the effects of acquisition:
Accounts receivable	(278)	—
Prepaid expenses and other current assets	(601)	(16)
Accounts payable and accrued expenses	274	48
Amounts due to related parties	(46)	—
Deferred revenue	(14)	—

Cash used in operating activities from continuing operations	(6,721)	—
Cash used in operating activities from discontinued operations	(337)	—

Net cash used in operating activities	(7,058)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(626)	—
Capitalized costs of intangible assets	(2,082)	—
Proceeds from acquisition	3,569	—

Cash provided by investing activities from continuing operations	861	—
Cash used in investing activities from discontinued operations	(121)	—

Net cash provided by investing activities	740	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	9,400	2,238

Net cash provided by financing activities	9,400	2,238

Net increase in cash and cash equivalents	$3,082	$2,238
Cash and cash equivalents at beginning of period	5,996	—

Cash and cash equivalents at end of period	$9,078	$2,238

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$(3)	$—
Cash paid for income taxes	$—	$—
Share-based compensation expenses capitalized as intangible assets	$239	$—
Stock issuance for acquisition	$44,112	$—

(1)	As IDI Holdings, LLC, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, the comparative figures for the corresponding period in 2014 were from the date of inception through September 30, 2014.

See notes to condensed consolidated financial statements

IDI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

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

The Group was also engaged in the provision of advertising services in the out-of-home advertising industry in China. On June 30, 2015, the Company’s Board of Directors approved the plan to discontinue its Advertising Business (defined below). As of September 30, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business.

(b) Organization

Organization - Tiger Media, Inc.

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

Before the Merger, on March 19, 2015, Tiger Media effected a one-for-five reverse stock split (the “Reverse Split”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of Tiger Media’s ordinary shares. Except for de minimus adjustments for the treatment of fractional shares, the Reverse Split did not have any dilutive effect on Tiger Media shareholders and the relative voting and other rights that accompany the shares were not affected by the Reverse Split. In addition, the proportion of shares owned by shareholders relative to the number of shares authorized for issuance remained the same because the authorized number of shares were decreased in proportion to the Reverse Split from 1,000,000,000 shares to 200,000,000 shares. The authorized number of preferred shares were not affected by the Reverse Split and remain at 10,000,000 preferred shares. Also before the Merger, on March 20, 2015, Tiger Media completed its domestication from the Cayman Islands to Delaware as a Delaware corporation (the “Domestication”). Following the Domestication and the Reverse Split, on March 21, 2015, TBO merged into Merger Sub, with Merger Sub continuing as the surviving company and a wholly-owned subsidiary of Tiger Media.

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

Organization – Disposal of Advertising Business

As a result of the Merger, and although it was the Company’s intention to continue to operate and further develop its Advertising Business (as defined below) both in China and the United States as of the Effective Date, on June 30, 2015, in connection with the continuing shift in IDI’s focus towards the data fusion industry via its consolidated subsidiaries, the Company’s Board of Directors approved a plan under which the Company discontinued the operations of its Chinese and British Virgin Islands based subsidiaries (collectively, the “Advertising Business”). The purpose of the plan is to focus the Company’s resources on the data fusion industry, where the Company believes the opportunities for future growth are substantially greater. Additionally, due to the continuing negative cash flow from operations of the Advertising Business, the Company elected not to invest further in this business. As of September 30, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business.

NOTE 2 – DISCONTINUED OPERATIONS

As mentioned above, on June 30, 2015, the Company’s Board of Directors approved the plan to discontinue the Advertising Business. The Company recognized the transactions in accordance with ASC 205-20 Discontinued Operations. As of September 30, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business, by the disposal of its equity interests in the Advertising Business to an independent third party.

The following financial information presents the results of operations of the Advertising Business for the three and nine months ended September 30, 2015.

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Revenue	$47	$218

Pretax income/ (loss) from operations of discontinued operations	$26	$(1,236)
Pretax gain/ (loss) on disposal of discontinued operations	376	(41,095)
Income taxes	—	(127)

Net income/(loss) from discontinued operations	402	(42,458)
Less: Non-controlling interests	789	(508)

Net loss from discontinued operations attributable to IDI, Inc.	$(387)	$(41,950)

The Company recorded a gain on disposal of the Advertising Business of $376 for the three months ended September 30, 2015, and a loss on disposal of the Advertising Business of $41,095 for the nine months ended September 30, 2015, the majority of which are non-cash charges, pursuant to the following:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Write-off of goodwill	$—	$(35,472)
Write-off of intangible assets	—	(4,080)
Write-off of long-term deferred assets	—	(517)
Lease agreements early termination compensation expenses	—	(1,211)
Employee severance compensation expenses	—	(191)
Gain on write-off of acquisition consideration payable	463	463
Loss on disposal of equity interests	(87)	(87)

Gain/(loss) on disposal of discontinued operations	$376	$(41,095)

All related assets held for sale and liabilities held for sale in relation to the discontinued operations have been disposed.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of preparation and liquidity

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and nine months ended September 30, 2015, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2015 or for future periods.

The Company reported net loss of $4,402 and $9,946 from continuing operations, net loss of $387 and $41,950 from discontinued operations for the three and nine months ended September 30, 2015, respectively, and net cash used in operating activities of $7,058 for the nine months ended September 30, 2015. As of September 30, 2015, the Company had an accumulated deficit of $52,506.

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

(c) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

The Group’s cash and bank deposits were held in major financial institutions located in the United States, which management believes have high credit ratings. The cash and bank deposits held in the United States, denominated in USD, amounted to $9,078 and $5,996 as of September 30, 2015 and December 31, 2014, respectively.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments. The Company places its temporary cash instruments with well-known financial institutions within the United States, and, at times, may maintain balances in United States banks in excess of the $250 thousand dollar US Federal Deposit Insurance Corporation insurance limit. The Company monitors the credit ratings of the financial institutions to mitigate this risk.

(d) Accounts receivable

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

(e) Property and equipment

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

Computer and network equipment	5-7 years
Furniture, fixtures and office equipment	3-5 years
Leasehold improvements	7 years

When items of property and equipment are retired or otherwise disposed of, loss/income is charged or credited for the difference between the net book value and proceeds received thereon.

(f) Intangible assets other than goodwill

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

In accordance with ASC 350-40 “Software — internal use software”, the Group capitalizes eligible costs, including salaries and staff benefits, share-based compensation expenses, traveling expenses incurred by relevant employees, and other relevant costs of developing internal-use software that are incurred in the application development stage when developing or obtaining software for internal use. The Company capitalized $2,321 during the nine months ended September 30, 2015, with $999 related to purchased intellectual property litigation costs and $1,322 related to internally developed software. The Company will begin the amortization of those costs when the products become commercially viable.

(g) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting. As of September 30, 2015, the goodwill balance relates to the October 2, 2014 acquisition of Interactive Data by TBO.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other”, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value.

(h) Impairment of long-lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FASB ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets”. In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Group uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future undiscounted cash inflows attributable to the asset, less estimated future undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

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

(j) Revenue recognition

The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or a service has been rendered, the price is fixed or determinable and collection is reasonably assured.

Revenue from data fusion operations is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenues pursuant to contracts containing a monthly fee are recognized ratably over the contract period, which is generally 1 year. Revenues pursuant to transactions determined by the customers’ usage are recognized when the transaction is complete. Costs associated with separately priced customer service contracts are generally recognized as follows: (a) costs are expensed as incurred; and (b) losses are recognized on contracts where the expected future costs exceed expected future revenue. No such loss contracts exist as of September 30, 2015.

Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheets, and are recognized as revenue when the services are rendered.

(k) Cost of revenues

Cost of revenues, related to data fusion operations, consist primarily of data acquisition and infrastructure costs.

(l) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $52 and $140 for the three and nine months ended September 30, 2015, respectively.

(m) Share-based payments

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

(n) Income taxes

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

For the quarter ended September 30, 2015, management believes, due to recent losses, that it is now more likely than not that the Company will not realize the benefits of its net deferred tax assets and has therefore there was no deferred tax assets recognized during this period.

(o) Loss per share

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

(p) Contingencies

In the ordinary course of business, the Company is subject to loss contingencies that cover a wide range of matters. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability and the ability to make a reasonable estimate of the amount of loss.

(q) Segment reporting

The Group has one operating segment, the data fusion operations, as defined by ASC Topic 280, “Segment Reporting”. On June 30, 2015, the Company’s Board of Directors approved the plan to discontinue the Advertising Business, which was accounted for as discontinued operations, and as of September 30, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business.

(r) Significant concentrations and risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of September 30, 2015 and December 31, 2014, all of the Group’s cash and cash equivalents were deposited in financial institutions located in the United States, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

During the nine months ended September 30, 2015, the Group recognized revenue from one major customer, accounting for 17% of the total revenue from data fusion operations.

As of September 30, 2015, one customer accounted for 21% of the Group’s accounts receivable.

Concentration of Suppliers

Two data suppliers accounted for 36% and 23% of the total data purchases during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Group’s purchases from these data suppliers accounted for 28% and 30% of the total data purchases.

As of September 30, 2015, two data suppliers accounted for 39% and 31% of the Group’s accounts payable.

(s) Recently issued accounting standards

In May 2014, FASB and the International Accounting Standards Board (“IASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. On July 9, 2015, FASB approved the proposal to defer the effective date of ASU 2014-09 by one year. Early adoption is permitted as of the original effective date of December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and disclosures.

In January 2015, FASB issued ASU No. 2015-01 (“ASU 2015-01”), “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU eliminates from GAAP the concept of extraordinary items. Reporting entities will not have to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company will be required to adopt ASU 2015-01 no later than the quarter beginning January 1, 2016 and does not expect that this ASU will have a significant impact on its consolidated financial position and results of operations.

In February 2015, FASB issued ASU No. 2015-02 (“ASU 2015-02”), “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect that this ASU will have a significant impact on the consolidated financial statements upon adoption.

Except for the ASUs above, for the nine months ended September 30, 2015, FASB has issued ASUs No. 2015-01 through ASU No. 2015-16, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 – SEGMENT

We currently manage our operations in one reportable segment, data fusion operations. On June 30, 2015, the Company’s Board of Directors approved the plan to discontinue its Advertising Business, and as of September 30, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business.

Information regarding our data fusion operations, Advertising Business and the unallocated corporate operations as well as geographic information are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue:
Data fusion	$1,002	$—	$3,254	$—
Corporate *	—	—	—	—

Sub-total of continuing operations	1,002	—	3,254	—
Advertising Business*	47	—	218	—
Operating income/(loss):
Data fusion	$(861)	$—	$(4,389)	$—
Corporate *	(3,662)	(16)	(5,413)	(16)

Sub-total of continuing operations	(4,523)	(16)	(9,802)	(16)
Advertising Business*	26	—	(1,231)	—

Gain/(loss) on disposal of business:
Data fusion	$—	$—	$—	$—
Corporate *	—	—	—	—

Sub-total of continuing operations	—	—	—	—
Advertising Business*	376	—	(41,095)	—

Revenue:
United States	$1,002	$—	$3,254	$—
China and others *	47	—	218	—

*	Financial information of Corporate and Advertising Business, and revenue from China and others for the nine months ended September 30, 2015 all represented related amounts for the period from March 22, 2015, after the consummation of the Merger.

Information regarding assets for our operating segment and the unallocated corporate operations are as follows as at September 30, 2015:

September 30, 2015
Assets:
Data fusion	$8,702
Corporate	11,355

$20,057

As of September 30, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business.

NOTE 5 – LOSS PER SHARE

The information related to basic and diluted loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss from continuing operations	$(4,402)	$(32)	$(9,946)	$(32)
Net loss from discontinued operations	(387)	—	(41,950)	—

	$(4,789)	$(32)	$(51,896)	$(32)

Denominator:
Weighted average shares outstanding - Basic and diluted	15,034,224	6,597,155	12,167,469	6,597,155
Loss per share:
Basic and diluted:
Continuing operations	$(0.29)	$—	$(0.82)	$—
Discontinued operations	(0.03)	—	(3.45)	—

	$(0.32)	$—	$(4.27)	$—

NOTE 6 - ACQUISITION

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

As all assets and liabilities related to the Advertising Business have been disposed as of September 30, 2015, no pro forma financial information was disclosed for the three and nine months ended September 30, 2015.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	September 30, 2015	December 31, 2014
Accounts receivable	$678	$400
Less: allowance for doubtful accounts	(68)	(105)

Total accounts receivable, net	$610	$295

NOTE 8 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2015	December 31, 2014
Prepaid insurance	$206	$—
Prepaid professional fees	707	150
Prepaid data license fees	45	—
Rental deposits and other receivables	235	40

Total prepaid expenses and other current assets	$1,193	$190

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	September 30, 2015	December 31, 2014
Computer and network equipment	$466	$282
Furniture, fixtures and office equipment	439	31
Leasehold improvements	34	—

Total cost of property and equipment	939	313
Less: accumulated depreciation	(105)	(12)

Property and equipment, net	$834	$301

Depreciation of property and equipment of $45 and $93 for the three and nine months ended September 30, 2015, respectively, were allocated to operating expenses.

NOTE 10 – INTANGIBLE ASSETS, NET

Intangible assets other than goodwill consist of the following:

	Weighted average amortization period	September 30, 2015	December 31, 2014
Gross amount
Purchased IP and capitalized litigation costs	10 years	$1,460	$461
Software developed for internal use	3-10 years	1,663	341

		3,123	802
Accumulated amortization
Purchased IP and capitalized litigation costs		(18)	—
Software developed for internal use		(28)	(6)

		(46)	(6)
Net intangible assets
Purchased IP and capitalized litigation costs		1,442	461
Software developed for internal use		1,635	335

		$3,077	$796

The amounts associated with intangible assets were mainly related to the intellectual property purchased by TBO from Ole Poulsen (“Purchased IP”) pursuant to the Intellectual Property Purchase Agreement dated October 14, 2014 (“IP Agreement”) and related legal and other costs incurred in defending the Company’s claims to the Purchased IP, and capitalized costs of internally developed software. Amortization expenses of $12 and $40 were included in operating expenses for the three and nine months ended September 30, 2015, respectively.

Estimated amortization expenses related to the Company’s intangible assets for the remainder of 2015 through 2019 and thereafter are $14, $56, $56, $56, $56, and $474, respectively.

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

Marlin Capital Investments, LLC (“Marlin Capital”), a company which Michael Brauser, our Executive Chairman, owns 50% and is one of two managers, held RSUs representing the right to receive 2,000,000 shares of TBO Common Stock. The Company assumed these RSUs upon closing of the Merger and the RSUs represent the right to receive 2,000,000 shares of Company Common Stock. The RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company.

In addition, 960,000 RSUs held by TBO employees were assumed by the Company and represent the right to receive 960,000 shares of Company Common Stock, subject to vesting and delivery. 28,000 outstanding TBO warrants were assumed upon the Merger and are exercisable for 28,000 shares of Company Common Stock. In June 2015, 20,122 shares of Company Common Stock were issued as a result of a cashless exercise of the 28,000 warrants.

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

Common shares

As of September 30, 2015 and December 31, 2014, the number of issued and outstanding common shares was 15,603,286 and 6,597,155, respectively. The change of number of common shares during the three months ended September 30, 2015 was as a result of issuance of the following common shares:

•	On July 1, 2015, an aggregate of 32,000 shares were issued to two third-party consulting firms, for services to be performed in accordance with contracts.

•	On July 28, 2015, 1,280,410 shares were issued to an institutional investor as a result of a registered direct offering. Pursuant to the definitive purchase agreement (“Securities Purchase Agreement”) with an institutional investor on July 24, 2015, the Company sold 1,280,410 shares of its common stock at a per share price of $7.81. The net proceeds to the Company from the offering, after deducting offering costs of $600, were received on July 28, 2015.

•	In July 2015, an aggregate of 228,800 shares were issued to certain officers and directors as a result of the vesting of RSUs.

•	In September 2015, an aggregate of 136,000 shares were issued to two directors as a result of the vesting of RSUs.

Warrants

Pursuant to a concurrent private placement with the Securities Purchase Agreement, as mentioned above, the Company issued to the investor warrants to purchase 0.5 share of common stock for each share of common stock purchased in the registered direct offering at an exercise price of $10.00 per share, for a total of 640,205 shares of common stock. The warrants will be exercisable six months from the date of issuance and will expire 36 months from the date of issuance.

Preferred shares

As of September 30, 2015, as part of the Merger, the Company issued a total of 4,965,302 shares of Company Preferred Shares to TBO shareholders. An additional 1,800,220 shares of Company Preferred Stock may be issued subject to an earn-out. Terms of the Company Preferred Shares are as follows:

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

Dissolution, Liquidation or Winding Up. In connection with a dissolution, liquidation or winding up of the Company, distributions to the stockholders of the Company shall be made among the holders of Company Common Stock, Company Preferred Stock and any other class or series of preferred stock entitled to participate with the Common Stock in a liquidating distribution pro rata in proportion to the shares of Company Common Stock then held by them and the maximum number of shares of Company Common Stock which they would have the right to acquire upon conversion of shares of Company Preferred Stock held by them.

No Preemptive or Redemption Rights. The Company Preferred Stock has no preemptive or redemption rights.

NOTE 12 – SHARE-BASED COMPENSATION

As of September 30, 2015, the Company maintains two share-based incentive plans. On January 1, 2008, the 2008 Share Incentive Plan (the “2008 Plan”) was approved by the board of directors and shareholders of SearchMedia International with respect to the granting of up to 359,299 share options and restricted share units. The number of authorized shares to be awarded under the 2008 Plan was increased to 600,000 following board approval in August 2010 and subsequent shareholder approval in September 2011, to 900,000 shares in December 2012 and 1.2 million shares in December 2013. On April 27, 2015, the Board approved the IDI, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which was subsequently approved during the annual shareholder meeting on June 2, 2015, covering the issuance of 2,500,000 shares of Common Stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The primary purpose of the 2015 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in IDI and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of September 30, 2015, there were 10,568 and 1,053,500 shares of common stock reserved for issuance under the 2008 Plan and the 2015 Plan, respectively.

In addition, as mentioned in Note (11) above, outside of the 2008 Plan and 2015 Plan, Marlin Capital held RSUs representing the right to receive 2,000,000 shares of TBO Common Stock, which was assumed by the Company upon closing of the Merger and the RSUs represent the right to receive 2,000,000 shares of Company Common Stock. The RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company. 960,000 RSUs held by TBO employees, including the Company’s Co-CEO and President, were also assumed by the Company and represent the right to receive 960,000 shares of Company Common Stock, subject to vesting and delivery.

Share options

Pursuant to the 2015 Plan, on June 23, 2015, a total of 25,000 share options were granted to an employee with a vesting period of 4 years.

Compensation expense recognized from employee stock options for the three and nine months ended September 30, 2015 was $15 and $35, respectively, which was recognized in general and administrative expenses and discontinued operations in the condensed consolidated statements of operations. As of September 30, 2015, unrecognized share-based compensation cost in respect of granted share options amounted to $57.

We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions, and amortize the fair value to expense over the option’s vesting period using the straight-line attribution approach for employees and non-employee directors:

Expected term (in years)	4
Risk-free interest rate	1.57%
Expected volatility	20.97%
Expected dividend yield	0.00%

Restricted share units

Details of restricted share unit activity during the nine months ended September 30, 2015 were as follows:

•	On January 28, 2015, a total of 355,800 shares of RSUs were granted to certain employees and directors with the vesting date on the earlier of July 28, 2015 or an involuntary separation.

•	On March 24, 2015, a total of 136,000 shares of RSUs were granted to two directors with the vesting date on the earlier of September 24, 2015 or an involuntary separation.

•	On April 29, 2015, a total of 1,357,500 shares of RSUs were granted to certain individuals and group, which had a vesting period of 3-4 years.

•	On June 16, 2015, a total of 65,000 shares of RSUs were granted to certain new members of the Board of Directors with a vesting period ranging from 1 to 3 years.

•	On August 22, 2015, a total of 20,000 shares of RSUs were granted to one employee with the vesting period of 4 years.

The Group recognized compensation cost (included in general and administrative expenses and discontinued operations in the condensed consolidated statements of operations, and intangible assets in the condensed consolidated balance sheets) for these restricted share units of $1,548 and $4,091 for the three and nine months ended September 30, 2015, respectively. The fair value of the restricted share units was estimated using the market value of the common shares on the date of grant, which was equivalent to the closing price of one share of our common stock on the grant date.

As of September 30, 2015, unrecognized share-based compensation cost in respect of granted restricted share units amounted to $13,612 that are expected to be recognized over a weighted average period of 1.44 years.

NOTE 13 – RELATED PARTY TRANSACTIONS

(a) Related party transactions

For the three and nine months ended September 30, 2015, material related party transactions were as follows:

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

Employment Agreement — Derek Dubner

On October 2, 2014, TBO entered into an employment agreement with Derek Dubner (as amended, the “Dubner Employment Agreement”), which was assumed by IDI in the Merger. Mr. Dubner currently earns an annual base salary of $264, as adjusted. Dubner’s Employment Agreement continues through September 30, 2016, unless terminated sooner. If Mr. Dubner’s employment is terminated by IDI without cause as defined in the Dubner Employment Agreement or by Mr. Dubner for good reason, Mr. Dubner is entitled to a severance in the amount equal to his base salary for the remainder of the term. The definition of “good reason” includes a material diminution in his overall responsibilities, a reduction in his compensation without his prior written consent, a request by IDI encouraging Mr. Dubner to participate in an unlawful act, and IDI’s breach of a material term of the Dubner Employment Agreement.

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

IDI may terminate the Dubner Employment Agreement if there is an adverse ruling against Mr. Dubner pursuant to an action brought on by TransUnion alleging Mr. Dubner’s employment with IDI is a breach of Mr. Dubner’s confidentiality and/or other legal or fiduciary obligations to TransUnion or TLO, provided that IDI pay Mr. Dubner his base salary for the remainder of his term. IDI also agreed to indemnify Mr. Dubner against expenses incurred in connection with such an action.

Employment Agreement — James Reilly

On October 2, 2014, TBO entered into an employment agreement with James Reilly (as amended, the “Reilly Employment Agreement”), which was assumed by IDI in the Merger. Mr. Reilly earns an annual base salary of $264, as adjusted. Reilly’s Employment Agreement continues through September 30, 2016, unless terminated sooner. If Mr. Reilly’s employment is terminated by IDI without cause as defined in the Reilly Employment Agreement or by Mr. Reilly for good reason, Mr. Reilly is entitled to a severance in the amount equal to his base salary for the remainder of the term. The definition of “good reason” includes a material diminution in his overall responsibilities, a reduction in his compensation without his prior written consent, a request by IDI encouraging Mr. Reilly to participate in an unlawful act, and IDI’s breach of a material term of the Reilly Employment Agreement.

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

IDI may terminate the Reilly Employment Agreement if there is an adverse ruling against Mr. Reilly pursuant to an action brought on by TransUnion alleging Mr. Reilly’s employment with IDI is a breach of Mr. Reilly’s confidentiality and noncompetition agreement with TLO, which was purportedly subsequently assumed by TransUnion, provided that IDI pay Mr. Reilly his base salary for the remainder of his term. IDI also agreed to indemnify Mr. Reilly against expenses incurred in connection with such an action.

Business Consulting Agreement — Marlin Capital Investments, LLC

On October 13, 2014, TBO entered into a business consulting services agreement with Marlin Capital for a term of four (4) years (the “Marlin Consulting Agreement”). Michael Brauser, the Company’s Executive Chairman, is a 50% owner and one of two managers of Marlin Capital. Under the Marlin Consulting Agreement, Marlin Capital serves in the capacity of a strategic advisor to TBO and provides services such as recommendations on organizational structure, capital structure, future financing needs, and business strategy. The Marlin Consulting Agreement provides for equity compensation issued to Marlin in the amount of 2,000,000 RSUs of TBO. IDI assumed these RSUs in the Merger and the RSUs represent the right to receive 2,000,000 shares of IDI common stock. The RSUs vest on four equal annual installments beginning October 13, 2015 only if certain performance goals of IDI are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of IDI.

Consulting Agreement — DAB Management Group Inc.

Effective on August 1, 2015, IDI entered into a consulting agreement with DAB Management Group Inc. (“DAB”) for DAB to provide consulting services related to business development, future acquisition and strategic transactions for a term of six months, and shall automatically renew for additional six-month periods, unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term (the “DAB Agreement”). DAB is owned by Daniel Brauser, one of the Company’s directors. Under the DAB Agreement, the consulting service fee is $20 per month.

Other

Beginning in June 2015, the Company began paying monthly rental payments of $5 on behalf of Grander Holdings, Inc, an entity owned by the Company’s Executive Chairman, for a portion of its office lease at 4400 Biscayne Blvd, Miami, Florida 33137, to Frost Real Estate Holdings, LLC, an entity controlled by Dr. Phillip Frost, a significant shareholder in the Company. The office is occupied by the Company’s Executive Chairman, as well as corporate and administrative personnel to conduct the Company-related business.

(b) Amounts due to related parties

	Note	September 30, 2015	December 31, 2014
Payables for income taxes	(i)	—	52
Payable for consulting service	(ii)	20	—

		20	52

Notes:

(i)	Represents payable to two shareholders for prepaid income taxes.
(ii)	Represents payable to a director of the Company for the consulting service rendered.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

As of September 30, 2015, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year
2015	$83
2016	311
2017	278
2018	229
2019	207
2020 and thereafter	621

$1,729

(b) Capital commitment

As of September 30, 2015, material capital commitments under non-cancellable data licensing agreements were $13,350, shown as follows:

Year
2015	$1,936
2016	2,433
2017	2,798
2018	2,663
2019	2,270
2020 and thereafter	1,250

$13,350

(c) Contingency

Our legal proceedings are disclosed in Part II, Item 1, Legal Proceedings. The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations. Accordingly, no provision was made for any claims as of September 30, 2015 and December 31, 2014. Legal fees associated with such legal proceedings, as disclosed in Part II, Item 1, are expensed as incurred, or capitalized as discussed in Note 10.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated all events and transactions after September 30, 2015 through the date these financial statements were issued. The following material matters have occurred through November 16, 2015.

In October 2015, the Company entered into a Non-Exclusive Aircraft Dry Lease Agreement with Brauser Aviation, LLC, an affiliated entity of our Executive Chairman, to pay a set hourly rate for Company-related usage of the aircraft.

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

IDI, Inc. (the “Company” or “IDI”), formerly known as Tiger Media, Inc. (“Tiger Media”), is a holding company incorporated in the State of Delaware. Through its consolidated subsidiaries (collectively the “Group”), IDI’s principal focus is in data analytics, serving as an information solutions provider to the risk management industry for purposes including due diligence, risk assessment, fraud detection and prevention, and authentication and verification. Further, IDI’s cross-functional core systems and processes are designed to deliver products and solutions to the marketing industry and to enable the public and private sectors to layer our solutions over their unique data sets, providing otherwise unattainable insight.

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

Historically, Interactive Data has provided data solutions and services to the Accounts Receivable Management industry for location and identity verification, legislative compliance and debt recovery. Interactive Data is now targeting the entirety of the risk management industry, including expansion into Fair Credit Reporting Act (“FCRA”) regulated data and non-regulated data. Through proprietary linking technology, advanced systems architecture, and a massive data repository, Interactive Data will address the rapidly growing need for actionable intelligence.

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

As a result of the Merger, and although it was the Company’s intention to continue to operate and further develop its Advertising Business (as defined below) both in China and the United States as of the Effective Date, on June 30, 2015, in connection with the continuing shift in IDI’s focus towards the data fusion industry, the Company’s Board of Directors approved a plan under which the Company discontinued the operations of its Chinese- and British Virgin Islands-based subsidiaries (collectively, the “Advertising Business”). The Advertising Business focused primarily on the out-of-home advertising industry in China. Out-of-home advertising typically referred to advertising media in public places, such as billboards and screen displays. The purpose of the plan is to focus the Company’s resources on the data fusion industry, where the Company believes the opportunities for future growth are substantially greater. Additionally, due to the continuing negative cash flow from operations of the Advertising Business, the Company elected not to invest further in this business. As of September 30, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business.

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

In support of the development and commercialization of the Company’s primary investigative system, idiCORE™, the Company continues to build out its cloud-based infrastructure, aggregate and ingest massive data sets, and onboard customers in anticipation of the launch of idiCORE.

In order for the Company to continue to develop new products, grow its existing business and expand into additional markets, it must generate and sustain sufficient operating profits and cash flow in future periods. This will require the Company to generate additional sales from current products and new products currently under development. Interactive Data has begun building out its sales organization to drive current products and to introduce new products into the market place. The Company will incur increased compensation expenses for its sales and marketing, executive and administrative, and infrastructure related persons as it increases headcount in the next 12 months.

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

Revenue from data fusion operations is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenues pursuant to contracts containing a monthly fee are generally recognized ratably over the contract period, which is generally 1 year. Revenues pursuant to transactions determined by the customers’ usage are recognized when the transaction is complete. Costs associated with separately priced customer service contracts are generally recognized as follows: (a) costs are expensed as incurred; and (b) losses are recognized on contracts where the expected future costs exceed expected future revenue. No such loss contracts exist as of September 30, 2015.

Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheets, and are recognized as revenue when the services are rendered. As of September 30, 2015, deferred revenue totaled $150, all of which all is expected to be realized in 2015 and 2016.

The Group sells its products or provides services, generally on credit, to a limited number of customers. The Group’s normal payment terms offered to customers, distributors and resellers are due upon receipt. Rarely does the Group extend payment terms beyond their normal terms.

Allowances for Doubtful Accounts

The Group maintains allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual balances receivable, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, the Group’s estimates for doubtful accounts have not differed materially from actual results. As at September 30, 2015, based on management’s assessment, an allowance in the amount of $68 for uncollectible accounts receivable was recorded.

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

Results of operations

For accounting purposes, IDI Holdings was the accounting acquirer, and acquired Tiger Media on March 21, 2015. As such only results of operations during the period from March 22, 2015 to September 30, 2015 of Tiger Media were included into the condensed consolidated financial statements of IDI for the nine months ended September 30, 2015. As a result of the Board of Directors decision to discontinue the Advertising Business on June 30, 2015 and the disposal of all assets and liabilities related to the Advertising Business as of September 30, 2015, the operating results of the Advertising Business for the three and nine months ended September 30, 2015 was reflected as Discontinued Operations.

In addition, as IDI Holdings was formed on September 22, 2014, and the comparative figures during the corresponding periods in 2014 were all not material, no comparison was discussed below.

Revenue from data fusion operations. The Group’s revenue from data fusion operations was $1.0 million and $3.3 million for the three and nine months ended September 30, 2015, respectively. The Group expects its revenue from data fusion operations to increase in the future as it expands the sales organization, penetrates additional markets and releases new products.

Gross profit. The Group’s gross profit was 24% and 46% for the three and nine months ended September 30, 2015, respectively. Gross profit as a percentage of revenue from data fusion operations is impacted by several factors, including increase in transactional-based data costs, timing and acquisition of flat-fee data licensing agreements, the mix of such data costs, changes in channels of distribution, sales volume, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and marketing expenses. The Group’s sales and marketing expenses were $0.5 million and $1.5 million or 52% and 47% of revenue from data fusion operations for the three and nine months ended September 30, 2015, respectively. Sales and marketing expenses consist of marketing and promotion, salaries and benefits, traveling expenses, transportation and expenses incurred by our selling and distribution team, which are expected to increase in the future following the growth of revenue and the Company’s efforts to expand its sales organization.

General and administrative expenses. General and administrative expenses were $4.2 million and $9.8 million for three and nine months ended September 30, 2015, respectively, which mainly consisted of non-cash share-based compensation expenses of $1.5 million and $3.4 million, professional fees of $1.7 million and $3.6 million, and employee salaries and benefits of $0.6 million and $1.6 million, for the three and nine months ended September 30, 2015, respectively. Included in the professional fees, there were non-recurring fees of $0.2 million related to the review of potential strategic acquisitions for the three months ended September 30, 2015, and $0.3 million related to the Merger for the nine months ended September 30, 2015.

Net loss from continuing operations. As a result of the foregoing, we had a loss of $4.4 million and $9.9 million, including $1.5 million and $3.4 million of non-cash share-based compensation expenses, for the three and nine months ended September 30, 2015 from continuing operations, respectively.

Net loss from discontinued operations. As a result of the disposal of all assets and liabilities related to the Advertising Business, a net loss of $0.4 million and $42.0 million were recognized for the three and nine months ended September 30, 2015, respectively. The net loss for the nine months ended September 30, 2015 mainly includes non-cash loss on disposal of the discontinued operations of $41.1 million. The loss on disposal mainly includes the write-offs of goodwill, intangible assets and long-term deferred assets, employee compensation expenses and lease agreements early termination compensation expenses.

Net loss. A net loss of $4.8 million and $51.9 million was recognized during the three and nine months ended September 30, 2015, respectively, as a result of the foregoing.

Liquidity and capital resources

As at September 30, 2015, the Group had cash and cash equivalents of approximately $9.1 million. Net cash used in operating activities for the nine months ended September 30, 2015 was $7.1 million, due to the net loss incurred during the period, which reflected expenses related to sales and marketing, and general and administrative activities.

Net cash provided by investing activities for the nine months ended September 30, 2015 was $0.7 million, as a result of the acquisition of Tiger Media, the accounting acquiree, on March 21, 2015, which was offset by the payments for the Purchased IP litigation costs, software developed for internal use, and property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $9.4 million, net of offering costs, as a result of a registered direct offering, in which the Company sold 1,280,410 shares of its common stock at a per share price of $7.81 to an institutional investor, pursuant to the definitive purchase agreement reached on July 24, 2015.

On September 30, 2015, the Group had non-cancellable operating lease commitments of $1.7 million, and material commitments under non-cancellable data licensing agreements of $13.4 million. For the nine months ended September 30, 2015, the Group funded its operations through the use of available cash.

As of December 31, 2014, the Group had available cash of approximately $6.0 million, while as of September 30, 2015, the Group had cash of approximately $9.1 million, with an increase of $3.1 million. Based on projections of growth in revenue from data fusion operations and operating results in the coming quarters, the Group believes that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. Subject to revenue growth, IDI may have to continue to raise private equity and/or debt, which, if we are able to obtain, will have the effect of diluting common and preferred stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to IDI. If IDI’s operations do not generate positive cash flow in the upcoming year, or if it is not able to obtain additional debt or equity financing on terms and conditions acceptable to it, if at all, it may be unable to implement its business plan, or even continue its operations.

The Group may explore the possible acquisition of businesses, products and technologies that are complementary to its existing business. The Group is continuing to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While the Group may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, may result in dilution to stockholders.

Contractual obligations

During the three and nine months ended September 30, 2015, the Group did not have any material changes outside the ordinary course of the Group’s business in contractual obligations.

Off-balance sheet arrangements

As of September 30, 2015, the Group did not have any off-balance sheet arrangements, as defined in Item 303(a)4(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on its business, financial condition or results of operations, and the Company is rigorously defending these matters. However, the results of these matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition and results of operations.

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, among other parties, in the U.S. Bankruptcy Court, Southern District of Florida, regarding a dispute over ownership of the Purchased IP. TRADS has since dropped Interactive Data as a party, and added TBO and Ole Poulsen, the Company’s Chief Science Officer. On June 10, 2015, over TRADS’ objections, the court granted TBO’s motion to expand the scope of discovery to include, among other things, whether TRADS is a good faith purchaser of any of the Purchased IP, free of any fraud or misconduct by or on behalf of TRADS, and whether there was a fraud on the court by TRADS. As of the date of this report, this case is ongoing.

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

On November 26, 2014, TRADS filed a Complaint and Motion for Preliminary Injunction, in the United States District Court, Southern District of Florida, against Daniel MacLachlan, former Chief Financial Officer and Treasurer of TBO, seeking relief for alleged violation of a noncompetition agreement. On February 10, 2015, the court granted TRADS’ motion for preliminary injunction against Mr. MacLachlan’s continued employment with TBO. That preliminary ruling was appealed and, on August 27, 2015, the appellate court vacated the injunction and remanded the case to the lower court for reconsideration. On October 29, 2015, the lower court reinstated the injunction through February 10, 2016. In the meantime, Mr. MacLachlan is not an employee of the Company, and his job responsibilities have been assumed by Aaron Solomon, VP of Finance and Administration. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On July 28, 2015, TRADS filed a Complaint and Motion for Preliminary Injunction in the United States District Court, Southern District of Florida, against Surya Challa, Vice President of Technology of TBO, seeking relief for an alleged violation of a noncompetition agreement. The hearing on TRADS’ Motion for Preliminary Injunction is set for February 19, 2016. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On or about July 22, 2015, IDI, Inc., Peter W.H. Tan, Derek Dubner, and Jacky Wang were named as defendants in a class action complaint alleging violations of the U.S. federal securities laws, captioned Garrett Heim v. IDI, Inc., et al., Case No. 9:15-CV-81019-BB, in the United States District Court for the Southern District of Florida. On September 10, 2015, the United States District Court for the Southern District of Florida dismissed the securities class action lawsuit. This action was voluntarily dismissed by the plaintiff with no payment made to plaintiff or plaintiff’s attorneys.

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

The issuance of the securities described in the paragraph above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(a)(2) thereof and Regulation D promulgated thereunder, which exception we believe is available because the securities were not offered pursuant to a general solicitation and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506. The securities issued in these transactions are restricted and may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

4.2	Warrant, as amended, dated as of July 23, 2015.*

10.1	Securities Purchase Agreement, dated as of July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2015).

10.2	Placement Agent Agreement, dated as of July 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2015).

10.3	Form of Non-Plan Restricted Stock Unit Agreement, dated as of September 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-8 filed on August 14, 2015).

10.4	Form of Non-Plan Restricted Stock Unit Agreement, dated as of October 2, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-8 filed on August 14, 2015).

10.5	Contract for Services entered into August 24, 2015 between IDI, Inc. and DAB Management Group Inc.*+

31.1	Certification of Executive Chairman filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDI, Inc.

Date: November 16, 2015	By:	/s/ Aaron Solomon
Aaron Solomon
Interim Chief Financial Officer
(Principal Financial Officer)

Date: November 16, 2015	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)