Form 10-K
period 2015-12-31
IDI, Inc.
filed 2016-03-18
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

On June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was approximately $77,000,000.

The number of shares outstanding of the registrant’s common stock, as of March 17, 2016, was 45,991,941.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

IDI, INC.

TABLE OF CONTENTS FOR FORM 10-K

i

PART I

ITEM 1.	BUSINESS.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), which are incorporated herein by this reference.

Company Overview

IDI, Inc. (“we”, “us”, “our”, “IDI”, or the “Company”), a Delaware corporation, is a data and analytics company providing information and marketing solutions to businesses in a variety of industries. Through powerful analytics, we transform data into intelligence, in a fast and efficient manner, so that our clients can spend their time on what matters most – running their organizations with confidence. Through leading-edge, proprietary technology and a massive data repository, our data and analytical solutions harness the power of data fusion, uncovering the relevance of disparate data points and converting them into comprehensive and insightful views of people, businesses, assets and their interrelationships. We empower clients across markets and industries to better execute all aspects of their business.

The Company serves the risk management and the consumer marketing industries through its consolidated subsidiaries Interactive Data, LLC and Fluent, LLC (“Fluent”), respectively. Interactive Data provides information solutions to a broad and diverse set of industries including financial services, insurance, healthcare, corporate risk, law enforcement, government, collections, retail, and legal, for purposes including identity verification, location, due diligence, risk management, prevention and detection of fraud and abuse, legislative compliance, and debt recovery. Fluent provides people-based, digital marketing solutions to leading consumer brands and direct marketers utilizing Fluent’s proprietary audience data and technology to enable marketers to acquire their best customers, with precision, at a massive scale. We provide our services to organizations in the United States.

We provide unique and compelling solutions essential to the daily workflow of organizations within both the public and private sectors. Our next-generation, cloud-based data fusion platform, customer acquisition technology platform, proprietary algorithms, and massive database consisting of public record, proprietary, and publicly-available data, as well as a unique, first-party database of self-reported information on millions of consumers, enables the delivery of differentiated products and solutions used for a variety of essential functions throughout the customer life cycle – from customer identification and authentication, through investigation and validation, to customer acquisition and retention.

Company Evolution

Previously, we provided advertising services in the out-of-home advertising industry in China under the name Tiger Media, Inc. (“Tiger Media”). On March 21, 2015 Tiger Media completed the acquisition of The Best One, Inc. (“TBO”). In the transaction, TBO became a wholly owned subsidiary of Tiger Media, with TBO changing its name to IDI Holdings, LLC and Tiger Media changing its name to IDI, Inc. TBO was a holding company engaged in the acquisition of operating businesses and the acquisition and development of technology assets across various industries. Previously, on October 2, 2014, TBO acquired 100% of the membership interests of Interactive Data. Historically, Interactive Data provided data solutions and services to the Accounts Receivable Management industry, consisting primarily of collection agencies, collection law firms, and debt buyers, for location and identity verification, legislative compliance and debt recovery. Interactive Data now serves the entirety of the risk management industry. Through leading-edge, proprietary technology, an advanced systems architecture, and a massive data repository, Interactive Data addresses the rapidly growing need for actionable intelligence.

On December 9, 2015, we completed the acquisition of Fluent with certain transactions effective December 8, 2015. Fluent is a leader in people-based digital marketing and customer acquisition, serving over 500 leading consumer brands and direct marketers. Fluent’s proprietary audience data and robust ad-serving technology enables marketers to acquire their best customers, with precision, at a massive scale. Leveraging compelling content, unique first-party data assets, and real-time survey interaction with customers, Fluent has helped marketers acquire millions of new prospective customers since its inception.

IDI’s principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our Internet websites are www.ididata.com and www.fluentco.com. The website addresses provided in this Form 10-K are not intended to function as a hyperlink and information obtained on the websites is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on IDI’s Investor Relations website at www.ididata.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Our Markets

The target markets for our data and analytical solutions consist primarily of businesses within the risk management and consumer marketing and advertising industries. For risk management, we help identify, assess and mitigate risks, as well as verify, enhance and add to clients’ current knowledge of individuals, businesses, assets, and the interrelationships to support their operations and revenue generating initiatives. For consumer marketing, we use a people-based approach, leveraging data collection and analytics to aggregate information from multiple sources and consolidate the information into in-depth, robust user profiles that enables our customers to contact users across multiple channels. Using our data assets, we deliver customers with actionable results that drive marketing and other business initiatives forward.

Data fusion analytics and the information derived therefrom is the primary service product for risk management associated with key purchasers such as banking and financial services companies, insurance companies, healthcare companies, law enforcement and government, collection agencies, law firms, retail, telecommunications companies and private investigative firms. Primary use cases include, but are not limited to, obtaining information on consumers, businesses and assets (and their interrelationships) to facilitate the location of individuals and assets, identity verification, and to support criminal, legal, financial, insurance, and corporate investigations, due diligence and the assessment of counterparty risk.

International Data Corporation (IDC), a global provider of market intelligence and advisory services, estimates, in a November 2015 study, that worldwide business analytics services spending will reach $58.6 billion in 2015 and $101.9 billion in 2019, representing a compound annual growth rate (CAGR) of 14.7%. The big data and analytics sector continues to grow at an accelerated pace due to the proliferation of data generated by technological advancements and changing consumer behavior. Continued, rapid adoption and use of smartphones and other mobile devices, social media and online purchasing channels, and the necessity of organizations to sort through this sea of data to glean actionable intelligence to support their daily operations, serve as key drivers of the sector’s growth.

People-based marketing is a method of deterministically targeting consumers across various marketing channels and devices, as opposed to probabilistic, cookie-based targeting that has proven less effective both because it is backward-looking and because in this mobile-first world, support for cookies on mobile devices is infrequent or non-existent. We facilitate people-based marketing by specializing in the declarative acquisition of personally identifiable information on behalf of our clients, such as email addresses, which can be used for traditional email marketing, but also increasingly for the precise targeting of ads to individuals across mobile, social, search, video, and display advertising. We help organizations better engage their customers, manage their audience distribution to optimize media spend, and provide consumers with better experiences and access to the things that matter most to them.

Employing a “performance-based” pricing model for online customer acquisition, rather than a cost-per-thousand impressions (“CPM”) model, our clients only pay when consumers take meaningful action(s) in response to the marketing communications they are presented with, such as joining a loyalty club, signing up for an email marketing list, installing a mobile application, paying for a subscription, or any number of other ways of actively responding to an ad (as opposed to simply viewing an ad).

According to the Interactive Advertising Bureau’s (IAB) “Internet Advertising Revenue Report, 2015 first six months results,” published October 2015, performance-based advertising now accounts for 66% of total U.S. digital advertising spending. Total digital ad spend in the U.S. was $27.5 billion for the first half of 2015, a 19.0% increase over the first 6 months of 2014. According to the IAB, U.S. digital ad spend hit $15 billion in the third quarter of 2015, making it the highest quarter on record and a 23% increase over the third quarter in 2014. According to Magna Global, digital ad spend is projected to increase to $57.76 billion in 2015 and $66.3 billion in 2016, a CAGR of about 16% and will surpass television in 2016 to become the #1 media category, one year earlier than previously expected.

Our Segments

The Company’s operations are organized in two reportable segments: (i) Information Services and (ii) Performance Marketing. For additional financial information regarding our two reportable segments, please refer to Note 16 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Information Services

Leveraging leading-edge technology, proprietary algorithms, and massive datasets, and through intuitive and powerful analytical applications, we provide data and analytical solutions for businesses within the risk management and consumer marketing industries. These businesses use our services to acquire new customers, identify cross-selling opportunities, collect debt, verify consumer identities, investigate fraud and abuse, mitigate risk, and to connect and analyze online, offline, customer and partner data to better know their customers. The core capabilities and technology systems in our Information Services segment allow us to serve multiple industries and solve a broad range of business issues. Products within our Information Services segment include:

idiCORE™ – a forthcoming platform that provides instant, comprehensive views of individuals, businesses, assets and their interrelationships. idiCORE is an advanced analytical solution to be used across multiple industries, including law enforcement, government, financial services, insurance, and corporate risk.

idiBASIC™ - a streamlined consumer verification and location solution. Use cases include identity verification for retail transactions and skip tracing for a multitude of industries, including collection agencies, law firms, bail bond agents, and process servers.

idiVERIFIED™ - offers a risk-free solution for collection professionals, greatly enhancing judgment recovery efforts. We utilize numerous proprietary data sources, coupled with manual verification methods, to discover debtor assets for garnishment and seizure.

Batch Processing - leveraging a massive consumer database and advanced data analytics, we verify and augment client data, providing insight for a variety of uses within a large number of industries. Batch processing is conducted through secure file transfers or real-time data flow.

Hosted Customer Acquisition – empowering clients to rapidly grow their prospective customer base by using declarative data to identify and acquire their best customers at massive scale and connect with them.

Audience Now – leveraging our massive database to create audience segments that can be used by clients for programmatic advertising purchases across multiple channels.

Performance Marketing

Performance Marketing deterministically targets consumers across various marketing channels and devices, through the user-supplied acquisition of personally identifiable information on behalf of our clients, such as email addresses, other identifying information and responses to dynamically populated survey questions, which can be used for traditional email marketing but also increasingly for the precise targeting of ads to individuals across mobile, social, search, video, and display advertising. We help brands, advertisers and marketers find the right customers and better engage with their customers, manage their audience distribution to optimize media spend, and provide consumers with better experiences and access to the things that matter most to them. Products within our Performance Marketing segment include:

•	LiveConnect – enabling our clients to reconnect with their users by identifying when those users are accessible to receive targeted ads.

•	Display Advertising - using our targeted data acquisition strategy and the compelling content of our owned and operated promotional websites to drive targeted users to our clients’ sites.

Our Competitive Strengths

Innovative and Proprietary Technology - We have developed our next-generation data fusion platform, idiCORE, using a cloud-based infrastructure, proprietary algorithms and linking technology, and a massive data repository. This technology allows us to assimilate, structure, and fuse billions of records to create comprehensive views of individuals and to present this view essentially in real time. We believe idiCORE’s speed, power, and scalability is a differentiator in the marketplace and will enable organizations to seamlessly answer questions and solve complex problems encountered throughout their daily workflow. Built to be data and industry agnostic, idiCORE provides flexibility in design and application to address the needs of a broad and diverse set of industries and markets. Powerful analytics and machine learning are transforming the way organizations view their data and conduct their operations. idiCORE’s proprietary algorithms, coupled with machine learning, create powerful connections and enable predictive analysis to better inform organizations. Moreover, machine learning enables adaptation and evolution of idiCORE, whereby our systems and solutions build upon connections and patterns identified over time such that we believe our offerings will improve over time, presenting a significant competitive advantage over similar offerings in the market. We will continue to invest to ensure that our big data capabilities remain on the leading edge.

Our patent pending ad-serving and customer acquisition technology platform enables brands to target, engage, qualify, and communicate with relevant consumers across mobile, web and in-app content environments. Proprietary targeting algorithms and a dynamic survey module matches consumers with the most relevant advertisers, content, and media across all devices. We optimize campaigns by leveraging each advertiser’s performance data. Most valuable customer profiles (“MVCs”), as determined by factors such as individual-level engagement with ads and/or conversion or purchasing histories, are used to fuel lookalike modeling enabling the targeting of individuals who share similar attributes to those MVCs. This results in broadening the scale of acquisition campaigns and enhancing campaign performance over time. The majority of our ads are served on, and qualified customers are acquired on, owned-and-operated proprietary, promotional websites. These sites provide users with promotional offers, content and information in targeted verticals such as retail and savings, job listings and careers, personal finance and other financial products using our targeted ad-serving and customer acquisition capabilities. We target verticals that align with our current and projected stable of advertising clients, as well as our knowledge of broader trends in the current advertising marketplace.

Data Assets – Data is the lifeblood of our solutions. We compile massive, disparate datasets, both structured and unstructured, consisting of public record data, proprietary data, and publicly-available data. Such data includes financial, identity, bankruptcy, lien, judgment, automotive, phone and other information aggregated from public record repositories, financial institutions, companies specializing in data aggregation, and publicly-available sources, as well as our own, proprietary data assets, such as self-reported consumer information obtained from our proprietary, owned websites. We believe that the combination of our next-generation data fusion technology, our massive, aggregated data repository, and significant first-party data assets is unique within both the risk management and consumer marketing industries. We will continuously work to expand the breadth and depth of our data assets to ensure that we are transforming data into greater intelligence, enabling our clients to enhance their decision-making capabilities across all markets and industries.

Better and More Efficient Solutions - As we invest in our technology and data assets, we will always do so with a view towards providing solutions that deliver scale and efficiency. Our cloud-based infrastructure provides elasticity to our operating environment, affording us the ability to scale upon demand due to periods of heightened development or increased client demand, and to reduce processing power during non-peak periods, providing greater cost efficiencies than traditional constructs. Historically, in order to process the massive, unstructured datasets and provide the solutions that we offer, it would be necessary to buildout a large-scale data center, requiring significant expenditures on the data center, hardware, software, and personnel. Our cloud-based infrastructure provides even greater scale, albeit far more cost efficient, which permits us to deliver a differentiated product or solution at a better price. Whether through this cloud-based infrastructure or through the development and enhancement of solutions to address a broad spectrum of challenges for a given market or industry, we approach these challenges in ways to bring efficiencies to our model, which, again, translate to reduced cost to clients. This will ensure that we remain client-centric at all times and that we build and maintain a competitive advantage in our markets.

Superior Personnel - People are what drive our organization. Our management team is comprised of leaders in their respective industries. We have a long history and proven experience in the big data and analytics sector, where we previously built the leading companies in our space, creating significant shareholder value. As well, we have built teams of individuals with expertise in various fields within the organization. Our Seattle-based technology team is comprised of expert data scientists, programmers, and technologists from top-tier organizations such as Microsoft, Boeing, and Cray. We will continue to invest in attracting top-tier talent to advance our corporate objectives.

Data Assets

We compile massive, disparate datasets, both structured and unstructured, consisting of public record data, proprietary data, and publicly-available data. Such data includes financial, identity, bankruptcy, lien, judgment, automotive, phone and other information aggregated from financial institutions, companies specializing in data aggregation, public record repositories, and publicly-available sources. Through next-generation technology and proprietary algorithms, we efficiently ingest these datasets, structure them into common form, and utilize the process of data fusion to connect or fuse the data so as to create an actionable view of the data for various use cases.

In addition, our technology platforms and systems enable us to collect four types of user data: 1) Meta-data: information gleaned by the system such as the user’s IP address, browser type, operating system, and, for mobile connected devices, the device model, device ID, browser, and mobile carrier; 2) Demographic data: self-reported user information such as name, address, gender, email address and telephone number; 3) Ethnographic data: user responses to dynamically curated and served survey questions; and, 4) Behavioral data: purchase history, interests, likes and dislikes, preferences and frequencies. We also use third-party services in order to verify and supplement some of the data collected.

This data is stored and analyzed, and can be further enhanced in real-time when consumers respond to dynamically populated survey questions, enabling precise targeting and profiling for ad serving and customer acquisition purposes. By using the system and the insights gained, we can develop deep and relevant insights into each individual consumer.

The platform and user volume has enabled us to accumulate a massive, owned data warehouse, which contains:

•	First party data on over 120 million consumers,

•	1.2 billion survey responses and growing by 5.5 million responses a day, and

•	More than 500,000 unique user registrations per day.

We believe that our platform, systems, expertise and user database affords us numerous growth opportunities.

Paid CRM - leverage our database to accelerate the retargeting of consumers in order to drive greater customer lifetime value (CLV) using paid media such as Google, Facebook, paid search, display and mobile platforms.

Owned CRM - develop a robust strategy and products designed to retarget consumers and drive greater CLV leveraging to Company-owned, higher-margin channels including permission-based email marketing, push notifications, text messaging and telephone marketing.

Data Products - monetize our proprietary data assets outside of our own platform by delivering ad targeting and consumer insights solutions (e.g., development of custom audiences for targeting in specific verticals such as finance and insurance).

Our Sales, Distribution and Marketing

Inside Sales

Our inside sales team cultivates relationships, and ultimately closes business, with their end-user markets. These professionals are relationship-based sellers with experience identifying clients’ needs and clearly explaining and defining products that provide solutions to those needs.

Outside Sales

While the majority of our direct sales efforts are supported through professional inside sales staff, major accounts within certain industries require a more personal, face-to-face sales approach. We are expanding our sales organization to include professionals that meet this need.

Distributors, Resellers, and Strategic Partners

In conjunction with direct-to-client sales efforts, we engage value-added distributors, resellers, and strategic partners that have a significant foothold in many of the industries that we have not historically served, as well as to further penetrate those industries that we serve. This allows us to rapidly penetrate these markets while also significantly reducing overhead associated with direct sales and support efforts.

Marketing

We have implemented several methods to market our products, including participation in trade shows and seminars, advertising, distribution of sales literature and product specifications and ongoing communication with prospective clients, distributors, resellers, and strategic partners, and our installed base of current clients.

Our Strategy

We are committed to developing unique technology and using our analytical capabilities to deliver solutions that transform the way organizations view data. We are advancing our business through a “three-prong,” strategic approach:

The Risk Management industry – providing actionable intelligence in support of such use cases as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt collection.

The Consumer Marketing industry – deploying advanced data analytics to better identify and segment consumers in support of highly-scalable, people-based marketing, resulting in increased customer acquisition and retention.

Custom Analytics – enabling the public and private sectors to leverage our advanced data fusion platform and analytical applications to obtain insight essential to decision-making processes throughout each client organization.

We will remain focused on building the business organically and will continue to devote resources to the following to ensure that we are well positioned within the industry:

Innovative and Proprietary Technology - We developed unique, next-generation data fusion and customer acquisition platforms. Our data fusion platform, idiCORE, uses a cloud-based infrastructure, proprietary algorithms and linking technology, and a massive data repository. Our innovative processes allow us to assimilate, structure, and fuse massive, disparate datasets to create comprehensive views of individuals and to present these views essentially in real time through intelligent applications. We believe idiCORE’s speed, power, and scalability is transformative to the marketplace, changing the way organizations view data, and providing intelligence otherwise unattainable from a singular view of disparate data. Built to be data and industry agnostic, idiCORE provides flexibility in design and application to address the needs of a broad and diverse set of industries and markets. idiCORE’s proprietary algorithms, coupled with machine learning, create powerful connections and enable predictive analysis and modeling to better inform organizations across the entire business and consumer lifecycle. We will continually develop and invest in our big data technology and capabilities, ensuring we remain on the leading edge.

Our patent pending ad-serving and customer acquisition technology platform enables brands to target, engage, qualify, and communicate with relevant consumers across mobile, web and in-app content environments. Proprietary targeting algorithms and a dynamic survey module matches consumers with the most relevant advertisers, content, and media across all devices. We optimize campaigns by leveraging each advertiser’s performance data. Most valuable customer profiles (“MVCs”), as determined by factors such as individual-level engagement with ads and/or conversion or purchasing histories, are used to fuel lookalike modeling enabling the targeting of individuals who share similar attributes to those MVCs. This results in broadening the scale of acquisition campaigns and enhancing campaign performance over time. The majority of our ads are served on, and qualified customers are acquired on, owned-and-operated proprietary, promotional websites. The owned and operated sites provide users with promotional offers, content and information in targeted verticals such as retail and savings, job listings and careers, personal finance and other financial products using our targeted ad-serving and customer acquisition capabilities. We target verticals that align with our current and projected stable of advertising clients, as well as our knowledge of broader trends in the current advertising marketplace.

Data Assets – Through data, we power analytical processes that enable diverse use cases – from investigating crime and identifying fraud and abuse, to targeting the ideal consumer of a given product. As data is an integral part of our solutions, we will continuously expand the breadth and depth of our data assets. The advancement of technology over the last two decades, and the enormous amount of data generated therefrom, has caused a seismic shift in the relevance of data and the intelligence gleaned from modern data science. We remain focused on identifying and acquiring key assets generated from this data revolution.

Better and More Efficient Solutions - We build highly scalable and efficient solutions. Our platforms are used by a broad and diverse set of clients across markets and industries. We are dedicated to maintaining a dynamic, client-centric environment, which we believe differentiates us from competition in the marketplace. In building solutions, we focus on specific, complex problems for our clients, as well as creating solutions that address broad-based, industry-wide challenges. In doing so, we aim to achieve scale, while delivering greater efficiency to clients. Traditionally, our clients have become highly reliant on the services that we provide in their daily workflow. Enabling clients to perform their decision-making processes with greater confidence, while eliminating operational inefficiencies, will yield high client retention and spend.

Superior Personnel - Our team has built industry-leading companies within their respective fields. We are well positioned to execute on our plans of expansion within our targeted industries. To ensure success, we are committed to investing in extraordinary talent in various fields, including big data analytics (machine learning), cloud, mobile, and marketing.

Strategic Acquisitions - In addition to organic growth, we will make acquisitions of businesses or technologies that advance our objectives and that enhance shareholder value. We are focused on identifying complimentary technologies and businesses that advance our “three-prong” strategic approach. The acquisition of Fluent is an example of serving as our entrée into the consumer marketing industry while offering a multitude of beneficial synergies. The acquisition provides greater diversity of customers, markets, products, and revenues generated therefrom, within the significantly larger addressable market of the consumer marketing industry. Further, the acquisition presents substantial revenue growth opportunities within the U.S. through new markets, cross-selling opportunities, the application of our data fusion technology to the consumer marketing industry, the enhancement of existing products and solutions, the development and commercialization of new products and solutions, and the increased aggregation and fusion of consumer data, including our massive first-party consumer database, creating more robust consumer profiles to be utilized for both risk management and consumer marketing, among other uses. While we maintain our long-term strategy of increasing revenue, gaining market share and enhancing shareholder value through internal development and organic growth, we will continually seek to identify and pursue acquisition opportunities that fit within our strategy.

Product Development & Suppliers

The big data and analytics sector is characterized by rapidly changing technology, standards and client demands. Our future success in this space depends in large part upon (i) the continued development and commercialization of our next generation data fusion engine that will allow us to deliver new, differentiated products and solutions that meet industry standards, perform successfully and simplify client workflow so clients can do more with fewer resources, in less time, and (ii) forging new, and fostering existing, relationships with data suppliers and other vendors to ensure the continued increase in breadth and depth of data, as well as technology and infrastructure services.

Our Competition

Competition in the big data and analytics sector centers on innovation, product stability, pricing and customer service. The market for our products and services is highly competitive and is subject to constant change. We compete on the basis of differentiated solutions, analytical capabilities, integration with our clients’ technology, client relationships, service stability, innovation and price. We believe we are well-positioned to effectively compete on all fronts.

In our Information Services segment, our competitors vary widely in size and nature of the products and services they offer. There are a large number of competitors who offer competing products and services in specialized areas, such as fraud prevention, risk management and decisioning solutions. We believe our next-generation data fusion technology, analytical capabilities, robust database, and intelligent design of our cloud-based infrastructure will allow us to differentiate ourselves from our competition in flexibility, capability, service and price.

In our Performance Marketing segment, our traditional competitors have been database marketing services providers, online and traditional media companies, and advertising agencies. We believe the competitive landscape is changing and becoming more complex. We believe our ad-serving and data and customer acquisition technology platform enables our clients to better target, engage, qualify, and communicate with relevant consumers across mobile, web and in-app content environments than our competitors.

Some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base. Even if we introduce advanced products that meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

Certain companies in the big data and analytics sector have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. We anticipate increased competition from large data and analytics vendors. Increased competition in the big data and analytics sector could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

Concentration of Customers

One customer accounted for 14% of the Company’s total revenue for the year ended December 31, 2015. Such customer, however, manages the ad platforms of leading search engines and represents a consortium of advertisers, which limits overall concentration risk.

Our Intellectual Property

Our success and ability to compete are highly dependent upon our proprietary technology. We rely primarily upon a combination of patent, copyright, trademark and trade secret laws, as well as other intellectual property laws, and confidentiality procedures and contractual agreements, such as non-disclosure agreements to protect our proprietary technology. We recently filed a patent application on our proprietary ad serving and customer acquisition platform and system. We have also entered into various agreements with our suppliers, resellers and certain clients to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken to protect our intellectual property will be adequate to prevent misappropriation of such technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

We use data acquired through licensing rights from approximately 12 providers. The loss of any one of these providers could have an immediate near-term impact on our financial position, results of operations, and liquidity. We rely on declarative, first-party data supplied by our users and supplemented and verified with third party data sources.

Regulatory Matters

Our business is subject to various federal, state, and local laws, rules, and regulations, including, without limitation, the Driver’s Privacy Protection Act (18 U.S.C. §§ 2721-2725) (“DPPA”), and the Gramm-Leach-Bliley Act (15 U.S.C. §§ 6801-6809) (“GLBA”). A change in any one of a number of the laws, rules, or regulations applicable to our business and/or the enactment of future legislation could have a material adverse effect on our financial condition and our ability to provide products or services to its customers.

In addition, we are subject to a variety of federal, state, and local laws, rules and regulations applicable to lead generation, online advertising, commercial email marketing, telemarketing and privacy, including, but not limited to, the Federal Trade Commission Act (the “FTC Act”), Telephone Consumer Protection Act (“TCPA”), Do Not Call Implementation Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”), Telemarketing Sales Rule (“TSR”) and California Business & Professions Code § 17529 (the “California Anti-Spam Act”). These laws, rules and regulations are constantly changing and keeping our business in compliance with or bringing our business into compliance with new laws may be costly, affect our revenue and harm our financial results.

Seasonality

Our results are subject to seasonal fluctuation. Historically, certain products within our Information Services segment experience strength during the second and third quarters, while other products, including within our Performance Marketing segment, tend to be strongest in the fourth quarter, due to holiday advertising budgets, which traditionally carry over into the first quarter.

Management Team

Our management team has a track record of strong performance and significant expertise in the markets we serve. We have built the leading companies in our industry, creating significant shareholder value. We continue to attract and retain experienced management talent for our business. Our team has deep knowledge of the big data and analytics sector and the online marketing and digital advertising industry, and expertise across the various industries that we serve. Our team has overseen the expansion of our proprietary technology platforms, while managing ongoing initiatives and the strategic acquisition of synergistic businesses and technologies. As a result, we are well positioned to continue to successfully drive growth both organically and through acquisitions.

Our Employees

We employ a total of 142 persons. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition in the recruiting of personnel in the big data and analytics sector is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Recent Developments

On March 9, 2016, the Board of Directors appointed Derek Dubner, who has served as our Co-Chief Executive Officer since March 21, 2015, as Chief Executive Officer of the Company and removed Peter Tan as Co-Chief Executive Officer.

On March 11, 2016, the Company issued 1,800,220 shares (the “Series A Earn-Out Shares”) of the Company’s Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred”) and 900,108 shares (the “Common Earn-Out Shares,” and together with Series A Earn-Out Shares, the “Earn-Out Shares”) of the Company’s Common Stock, which shares represent “earn-out” consideration paid in accordance with the TBO Merger, upon a determination by the Board of Directors that certain financial targets had been achieved as set forth in the Merger Agreement and Plan of Reorganization governing the TBO Merger. The issuance of the Earn-Out Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”) in accordance with Section 4(a)(2) of the 1933 Act.

On March 11, 2016, the Company amended the Certificate of Designations of the Series A Preferred to provide for the conversion of the Series A Preferred into Common Stock of the Company on a one-for-one basis. Previously, the Series A Preferred were convertible in connection with a sale of any such shares to a non-affiliate of the Company.

As a result, on March 11, 2016 a total of 5,719,822 outstanding shares of Series A Preferred converted into an equal number of shares of the Company’s Common Stock (the “Conversion Shares”).

Effective March 11, 2016, the Board of Directors approved the issuance of an aggregate of 1,069,728 shares the (“Exchange Shares”) of Common Stock in exchange for warrants to purchase shares of Common Stock previously issued to four stockholders of the Company, including Frost Gamma. No additional consideration was paid by the stockholders and the warrants were cancelled. As of March 17, 2016, an aggregate of 149,925 Exchange Shares have been issued.

In addition to the foregoing issuances, on March 9, 2016, the Board of Directors approved the issuance of up to 12,000 shares of restricted shares of Common Stock (the “Vendor Shares”) to a vendor of the Company as additional consideration for services rendered. The Vendor Shares vest in twelve equal monthly installments.

Following the conversion of the Series A Preferred and the issuance of the Exchange Shares and Vendor Shares, the Company will have approximately 46.9 million shares of Common Stock outstanding.

Executive Officers

Our executive officers are as follows:

Name	Position
Michael Brauser	Executive Chairman of the Board
Derek Dubner	Chief Executive Officer and Director
Aaron Solomon	Interim Chief Financial Officer
James Reilly	President and Chief Operating Officer

Mr. Michael H. Brauser, 60, has served as our Executive Chairman and principal executive officer since June 16, 2015. He has been the manager of, and an investor with, Marlin Capital Partners, LLC (“Marlin Capital”), a private investment company, since 2003. From 1999 to 2002, he served as president and chief executive officer of Naviant, Inc. (eDirect, Inc.), an internet marketing company. He also was a founder of Seisint, Inc. (eData.com, Inc.). Mr. Brauser served as co-chairman of the board of directors of InterCLICK (now a part of Yahoo Inc. (NASDAQ: YHOO)), from August 2007 to December 2011. Mr. Brauser also served as co-chairman of the board of directors of Chromodex, Inc., an innovative natural products company, from October 2011 to February 2015.

Mr. Derek Dubner, 44, presently serves as the Chief Executive Officer and as a member of the board of directors of IDI, as well as Chief Executive Officer of Interactive Data. Mr. Dubner has served as our Co-Chief Executive Officer since March 21, 2015, and as our Chief Executive Officer since March 9, 2016. Mr. Dubner has over 15 years of experience in the big data and analytics sector. Mr. Dubner has served as the Chief Executive Officer of TBO, and its subsidiary, Interactive Data, since October 2014. Prior to TBO, Mr. Dubner served as General Counsel of TransUnion Risk and Alternative Data Solutions, Inc. from December 2013 to June 2014. Mr. Dubner served as General Counsel and Secretary of TLO, LLC, a leading information solutions provider, from inception in 2009 through the sale of substantially all of the assets to TransUnion in December 2013.

Mr. Aaron Solomon, 33, has served as our Interim Chief Financial Officer since June 30, 2015, has served as the Company’s VP of Finance and Administration since June 16, 2015 and served as VP of Finance and Administration of the Company’s subsidiary, IDI Holdings, LLC since February 26, 2015. From September 2012 until February 2015, Mr. Solomon served as Vice President and Controller of Fleet Advantage, a leading leasing and technology company specializing in truck fleet business analytics, equipment financing, and life cycle management. From September 2008 until September 2012, Mr. Solomon serviced as Vice President and Controller of Athenian Venture Partners, a venture capital fund investing in the Information Technology and Healthcare industries. Mr. Solomon began his career at Grant Thornton LLP. Mr. Solomon is an active CPA.

Mr. James Reilly, 41, has served as our President and Chief Operating Officer since June 2015. Mr. Reilly also serves as the President and Chief Operating Officer of two of the Company’s consolidated subsidiaries, IDI Holdings, LLC and Interactive Data, positions he has held since October 2014. From December 2013 through September 2014, Mr. Reilly served as Senior Vice President of TransUnion Risk and Alternative Data Solutions, Inc. (“TransUnion”). From August 2010 through its acquisition of substantially all of the assets by TransUnion in December 2013, Mr. Reilly served as Senior Vice President of TLO, LLC.

ITEM 1A. RISK FACTORS.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this Annual Report on 10-k, the occurrence of any one of which could have a material adverse effect on our actual results.

We have a history of losses and negative cash flow from operations which makes our future results uncertain.

Since inception, we have incurred operating losses and negative cash flow from operations. We need to generate greater revenue from the sale of our products if we are to achieve and sustain profitability. If we are unable to generate greater revenue, we may not be able to achieve profitability or generate positive cash flow from operations in the future.

We have a material weakness relating to our accounting for non-routine transactions. If the material weakness is not remediated, it could result in a misstatement to our financial statements.

We have a material weakness relating to our accounting for non-routine transactions. As a result of this material weakness, our management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2015. The material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Management has identified steps to remediate this material weakness, however the material weakness was determined not to have been remediated as of the date of this filing. Until remediated, this material weakness, or others, if we are unable to maintain appropriate controls in future periods, could result in misstatement to our financial statements and disclosures that may not be prevented or detected on a timely basis. We cannot give any assurance as to when we will complete our efforts to remediate the material weakness or the total costs we will incur in these efforts.

Our products and services are highly technical and if they contain undetected errors, our business could be adversely affected and we may have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

Our products and services are highly technical and complex. Our products and services have contained and may contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products and services may only be discovered after a product or service has been used by end customers. Any errors or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, or loss of customers, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability or breach of personally identifiable information. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

Because our networks and information technology systems are critical to our success, if unauthorized persons hack into our systems or our systems otherwise cease to function properly, our operations could be adversely affected and we could lose revenues or proprietary information, all of which could materially adversely affect our business.

As our business is conducted largely online, it is dependent on our networks being accessible and secure. If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to our network security controls, the market perception of the effectiveness of our network security could be harmed resulting in loss of current and potential end user customers, data suppliers, or cause is to lose potential value-added resellers. Our business is largely dependent on our customer facing websites and our websites may be inaccessible because of service interruptions or subject to hacking or computer attacks. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. If an actual or perceived breach were to occur, we cannot assure you that we would not lose revenue or not sustain operating losses as a result.

We also rely heavily on large information technology databases and the ability to provide services using that information. A party who is able to breach the security measures on our networks could misappropriate either our proprietary information or the personal information of consumers that we collect, or otherwise cause interruptions or malfunctions to our operations. Hacking of computer data systems is a growing problem throughout the United States. If we grow and obtain more visibility, we may be more vulnerable to hacking. Moreover, the increased use of mobile devices also increases the risk of intentional and unintentional theft or disclosure of data including personally identifiable information. We may be unable to anticipate all of its vulnerabilities and implement adequate preventative measures and, in some cases, it may not be able to immediately detect a security incident. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients, and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation.

We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security. Additionally, any server interruptions, break-downs or system failures, including failures which may be attributable to events within our control, could increase our future operating costs and cause us to lose business. We maintain insurance policies covering losses relating to our network systems or other assets. However, these policies may not cover the entire cost of a claim. Any future disruptions in our information technology systems, whether caused by hacking or otherwise, may have a material adverse effect on our future results.

Privacy concerns relating to our data collection practices and any perceived or actual unauthorized disclosure of personally identifiable information, whether through breach of our network by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain clients, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In addition, we could incur significant costs for which our insurance policies may not adequately cover and cause us to expend significant resources in protecting against security breaches and complying with the multitude of state, federal and foreign laws regarding data privacy and data breach notification obligations.

We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.

We rely primarily upon a combination of patent, copyright, trademark and trade secret laws, as well as other intellectual property laws, and confidentiality procedures and contractual agreements, such as non-disclosure agreements to protect our proprietary technology. However, unauthorized parties may attempt to copy or reverse-engineer aspects of our products or services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products or services is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. If the protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation to us, resulting in potential cost advantages to our competitors.

Some of our systems and technologies are not covered by any copyright, patent or patent application. We cannot guarantee that: (i) our intellectual property rights will provide us with a competitive advantage; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will be effective; (iii) our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the patent, trademark, copyright, trade secret or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.

Policing unauthorized use of our proprietary rights can be difficult and costly. Litigation, while it may be necessary to enforce or protect its intellectual property rights, could result in substantial costs and diversion of resources and management attention and could adversely affect our business, even if we are successful on the merits. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.

We depend, in part, on strategic alliances, joint ventures and acquisitions to grow our business. If we are unable to make strategic acquisitions and develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.

An important focus of our business is to identify business partners who can enhance our services, enable us to develop solutions that differentiate us from our competitors, drive users to our websites and monetize our data. We have entered into several alliance agreements or license agreements with respect to certain of our datasets and services and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our technologies or datasets among certain customer industries, restrict content on our websites or grant licenses on terms that ultimately may prove to be unfavorable to us, any of which could adversely affect our business, financial condition or results of operations. Relationships with our alliance agreement partners may include risks due to incomplete information regarding the marketplace and commercial strategies of our partners, and our alliance agreements or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in maintaining or commercializing the alliance agreements’ services, such commercial failure could adversely affect our business.

If we consummate any future acquisitions, we will be subject to all the risks inherent in identifying, acquiring and operating a newly acquired business.

On March 21, 2015, we acquired IDI Holdings and transformed the nature of our business. IDI Holdings, in turn, had acquired Interactive Data, its core business, in October 2014 shortly following IDI Holdings’ incorporation. On December 8, 2015, IDI acquired Fluent, a company that had greater revenues and headcount than IDI prior to the acquisition. We may, in the future, acquire additional businesses which we believe could complement or expand our current business or offer growth opportunities. We may experience difficulties in identifying potential acquisition candidates that complement our current business at appropriate prices, or at all. We cannot assure you that our acquisition strategy will be successful. We may spend significant management time and resources in analyzing and negotiating acquisitions or investments that are not consummated. Furthermore, the ongoing process of integrating an acquired business is distracting, time consuming, expensive, and requires continuous optimization and allocation of resources. Additionally, if we use stock as consideration, this would dilute our existing shareholders and if we use cash, this would reduce our liquidity and impact our financial flexibility. We may seek debt financing for particular acquisitions, which may not be available on commercially reasonable terms, or at all. We face all the risks associated with the business acquisition strategy, including:

•	the potential disruption of our existing businesses, including the diversion of management attention and the redeployment of resources;

•	entering new markets or industries in which we have limited prior experience;

•	our failure in due diligence to identify key issues specific to the businesses we seek to acquire or the industries or other environments in which they operate, or, failure to protect against contingent liabilities arising from those issues;

•	unforeseen, hidden or fraudulent liabilities;

•	our difficulties in integrating, aligning and coordinating organizations which will likely be geographically separated and may involve diverse business operations and corporate cultures;

•	our difficulties in integrating and retaining key management, sales, research and development, production and other personnel;

•	the potential loss of key employees, customers or distribution partners of the acquired businesses;

•	our difficulties in incorporating the acquired business into our organization;

•	the potential loss of customers, distributors or suppliers;

•	our difficulties in integrating or expanding information technology systems and other business processes to accommodate the acquired business;

•	the risks associated with integrating financial reporting and internal control systems;

•	the potential for future impairments of goodwill if the acquired business does not perform as expected;

•	the inability to obtain necessary government approvals for the acquisition, if any; and

•	our successfully operating the acquired business.

If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results. If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction.

Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

Our businesses are subject to regulation under the Gramm-Leach-Bliley Act (the “GLBA”), the Driver’s Privacy Protection Act (the “DPPA”), the Health Insurance Portability and Accountability Act, the Federal Trade Commission Act (the “FTC Act”), the Telephone Consumer Protection Act (“TCPA”), CAN SPAM Act of 2003 (“CAN-SPAM Act”) and various other federal, state and local laws and regulations. These laws and regulations, which generally are designed to protect the privacy of the public and to prevent the misuse of personal information available in the marketplace and regulate advertising and online marketing and telemarketing are complex, change frequently and have tended to become more stringent over time. We already incurred significant expenses in our attempt to ensure compliance with these laws. Currently, public concern is high with regard to the collection, use, accuracy, and sharing of personal information, including Social Security numbers, dates of birth, financial information, department of motor vehicle data and other behavioral data. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the use of this type of personal information. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Additional legislative or regulatory efforts in the United States, or an action by Executive Order of the President of the United States, could further regulate the collection, use, communication, access, accuracy, obsolescence, sharing, correction and security of this personal information. In addition, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and keeping our business in compliance with or bringing its business into compliance with new laws may be costly, and may affect its revenue and/or harm its financial results. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. Parts of our business, which rely on third party publishers to drive traffic to our sites, could be adversely impacted if we or any of our third-party publishers or our clients violate applicable laws. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of such clients and, therefore, lead to reductions in their level of business with us.

The following legal and regulatory developments also could have a material adverse effect on our business, financial condition or results of operations:

•	amendment, enactment or interpretation of laws and regulations that restrict the access and use of personal information and reduce the availability or effectiveness of our solutions or the supply of data available;

•	changes in cultural and consumer attitudes in favor of further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;

•	failure of data suppliers or customers to comply with laws or regulations, where mutual compliance is required;

•	failure of our solutions to comply with current laws and regulations;

•	failure of our solutions to adapt to changes in the regulatory environment in an efficient, cost-effective manner.

Changes in applicable legislation or regulations that restrict or dictate how we collect, maintain, combine and disseminate information could adversely affect our business, financial condition or results of operations. In the future, we may be subject to significant additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend or remedy actual or alleged violations. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. Certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.

We supply data to call center clients for telemarketing which may subject it to claims under the TCPA, which has become a fertile source for both individual and class action lawsuits and regulatory actions. We have expended considerable resources to comply with the TCPA and incurred additional costs to insure against TCPA-related claims and have not experienced material losses from TCPA claims. Our failure to adhere to or successfully implement appropriate processes and procedures in response to and to defend against TCPA related claims could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and/or results of operations.

In connection with our third-party publishers’ email campaigns to generate traffic for our websites, we are subject to various state and Federal laws regulating commercial email communications, including the federal CAN SPAM Act and the California Anti-Spam Act. If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions, and litigation and claims. Any negative outcomes from such regulatory actions or litigation or claims, including monetary penalties or damages, could have a material adverse effect on our financial condition, results of operation, and reputation.

The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved could subject us to significant monetary damages or restrictions on our ability to do business.

Legal proceedings arise frequently as part of the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal (e.g., the United States Federal Trade Commission (“FTC”)) or state (e.g., state attorneys general) authorities or by consumers. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class action lawsuits against us and obtain statutorily prescribed damages. Additionally, our customers might face similar proceedings, actions or inquiries, which could affect their business and, in turn, our ability to do business with those customers. While we do not believe that the outcome of any pending or threatened legal proceeding, investigation, examination or supervisory activity will have a material adverse effect on our financial position, such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us.

Our relationships with key customers may be materially diminished or terminated.

We have established relationships with a number of customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms or at all or collect amounts owed to us from insolvent customers. The loss of one or more of our major customers could adversely affect our business, financial condition and results of operations.

If we lose the services of key personnel, it could adversely affect our business.

Our future success depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued services of Michael Brauser, our Executive Chairman, Derek Dubner, our Chief Executive Officer, James P. Reilly, our President, Ole Poulsen, our Chief Science Officer, Ryan Schulke, CEO of Fluent, LLC, Mathew Conlin, President of Fluent, LLC, and other key employees in all areas of our organization, each of whom is important to the management of certain aspects of our business and operations and the development of our strategic direction, and each of whom may be difficult to replace. We carry “key man” life insurance policies on Mr. Dubner and Mr. Schulke in the amount of $10 million each, the beneficiary of which is HIG Whitehorse, the holder of our $45.0 million term loan pursuant to the Credit Agreement dated December 8, 2015. The loss of the services of these key individuals and the process to replace these individuals would involve significant time and expense and could significantly delay or prevent the achievement of our business objectives.

Risks Relating to Our Information Services Segment

If we fail to respond to rapid technological changes in the big data and analytics sector, we may lose customers and/or our products and/or services may become obsolete.

The big data and analytics sector is characterized by rapidly changing technology, frequent product introductions, and continued evolution of new industry standards. As a result, our success depends upon our ability to develop and introduce in a timely manner new products and services and enhancements to existing products and services that meet changing customer requirements and evolving industry standards. The development of technologically advanced product solutions is a complex and uncertain process requiring high levels of innovation, rapid response and accurate anticipation of technological and market trends. We cannot assure you that it will be able to identify, develop, manufacture, market or support new or enhanced products and services successfully in a timely manner. Further, we or our competitors may introduce new products or services or product enhancements that shorten the life cycle of existing products or services or cause existing products or services to become obsolete.

Our revenues are concentrated in the U.S. market across a broad range of industries. When these industries or the broader financial markets experience a downturn, demand for our services and revenues may be adversely affected.

Our customers, and therefore our business and revenues, sometimes depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenues are concentrated among certain industries. Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and which could reoccur. Such market developments, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. For example, the banking and financial market downturn that began to affect U.S. businesses in 2008 caused a greater focus on expense reduction by customers of businesses similar to ours. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

We could lose our access to data sources which could prevent us from providing our services.

Our services and products depend extensively upon continued access to and receipt of data from external sources, including data received from customers, strategic partners and various government and public records repositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.

We face intense competition from both start-up and established companies that may have significant advantages over us and our products.

The market for our products and services is intensely competitive. There are numerous companies competing with us in various segments of the big data and analytics sector, and their products and services may have advantages over our products and services in areas such as conformity to existing and emerging industry standards, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support.

Our principal competitors in the big data and analytics sector include Palantir, Reed Elsevier (LexisNexis), TransUnion, Thomson Reuters, Acxiom, and Alliance Data. Current and potential competitors may have one or more of the following significant advantages:

•	greater financial, technical and marketing resources;

•	better name recognition;

•	more comprehensive solutions;

•	better or more extensive cooperative relationships; and

•	larger customer base.

We cannot assure you that we will be able to compete successfully with our existing or new competitors. Some of our competitors may have, in relation to us, one or more of the following: longer operating histories, longer-standing relationships with end-user customers and greater customer service, public relations and other resources. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products and services. Additionally, it is likely that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share.

There may be further consolidation in our end-customer markets, which may adversely affect our revenues.

There has been, and we expect there will continue to be, merger, acquisition and consolidation activity in our customer markets. If our customers merge with, or are acquired by, other entities that are not our customers, or that use fewer of our services, our revenue may be adversely impacted. In addition, industry consolidation could affect the base of recurring transaction-based revenue if consolidated customers combine their operations under one contract, since many of our contracts provide for volume discounts. In addition, our existing customers might leave certain geographic markets, which would no longer require them to purchase certain products from us and, consequently, we would generate less revenue than we currently expect.

To the extent the availability of free or relatively inexpensive consumer and/or business information increases, the demand for some of our services may decrease.

Public and commercial sources of free or relatively inexpensive consumer and business information have become increasingly available and this trend is expected to continue. Public and commercial sources of free or relatively inexpensive consumer and/or business information may reduce demand for our services. To the extent that our customers choose not to obtain services from us and instead rely on information obtained at little or no cost from these public and commercial sources, our business, financial condition and results of operations may be adversely affected.

If our newer products do not achieve market acceptance, revenue growth may suffer.

Our Information Services products have been in the market place for a limited period of time and may have longer sales cycles than our previous products. Accordingly, we may not achieve the meaningful revenue growth needed to sustain operations. We cannot provide any assurances that sales of our newer products will continue to grow or generate sufficient revenues to sustain our business. If we are unable to recognize revenues due to longer sales cycles or other problems, our results of operations could be adversely affected.

We have not yet received broad market acceptance for our newer products. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In order to achieve market acceptance and achieve future revenue growth, we must introduce complementary products, incorporate new technologies into existing product lines and design, and develop and successfully commercialize higher performance products in a timely manner. We cannot assure you that we will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions.

Our products and services can have long sales and implementation cycles, which may result in substantial expenses before realizing any associated revenues.

The sale and implementation of our products and services to large companies and government entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving capital expenditures, and testing and accepting new technologies that affect key operations. As a result, sales and implementation cycles for our products and services can be lengthy, and we may expend significant time and resources before we receive any revenues from a customer or potential customer. Our quarterly and annual operating results could be adversely affected if orders forecast for a specific customer and for a particular period are not realized.

Consolidation in the big data and analytics sector may limit market acceptance of our products and services.

Several of our competitors have acquired companies with complementary technologies in the past. We expect consolidation in the industries we serve to continue in the future. These acquisitions may permit our competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer. Acquisitions of vendors or other companies that with whom we have a strategic relationship by our competitors may limit our access to commercially significant technologies. Further, business combinations are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise, which may make it more difficult for us to compete.

We may incur substantial expenses defending the Company against claims of infringement.

There are numerous patents held by many companies relating to the design and manufacture of data and analytics solutions. Third parties may claim that our products and/or services infringe on their intellectual property rights. Any claim, with or without merit, could consume management’s time, result in costly litigation, cause delays in sales or implementation of products or services or require entry into royalty or licensing agreements. In this respect, patent and other intellectual property litigation is becoming increasingly more expensive in terms of legal fees, expert fees and other expenses. Royalty and licensing agreements, if required and available, may be on terms unacceptable to us or detrimental to our business. Moreover, a successful claim of product infringement against us or our failure or inability to license the infringed or similar technology on commercially reasonable terms could seriously harm our business.

Risks Related to Our Performance Marketing Segment

We operate in an industry that is still developing and has a relatively new business model that is continually evolving, which makes it difficult to evaluate our business and prospects.

Our Performance Marketing segment derives nearly all of its revenue from the sale of online marketing and media services, which is a still developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing user and client demands. As a result, we face risks and uncertainties such as:

•	its still-developing industry and relatively new business model;

•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting its, its third-party publishers’, and its clients’ businesses;

•	its dependence on the availability and affordability of quality media from third-party publishers;

•	its dependence on Internet search companies to attract Internet visitors;

•	its ability to compete in its industry;

•	its ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;

•	its inability to monetize users accessing its sites on mobile devices at the same levels as was achieved from users accessing its sites from PCs;

•	its ability to develop new services, enhancements and features to meet new demands from its clients; and

•	its ability to comply with and avoid regulatory scrutiny in a rapidly evolving legal and regulatory environment.

If we are unable to address these risks, our business, results of operations, and prospects may be adversely affected.

An increasing percentage of our users are accessing our websites from their mobile devices. Our ability to remain competitive with the shift to mobile devices is critical to maintaining our revenues and margins.

A greater percentage of our users are accessing our websites from their mobile devices. We will need to ensure our websites continue to perform well as more consumers shift their online interactions from desktop computers to smartphones, tablets, wearables, and other next generation platforms and devices. While we design and builds our websites “mobile first,” as more of our users access our websites from mobile devices, the monetization of our online marketing services and content on these mobile devices might not be as lucrative for us compared to those on desktop and laptop computers. If we fail to develop the monetization of the mobile versions of our websites effectively, our business and results of operations may be adversely affected.

We are dependent on third-party publishers for a significant portion of visitors to our websites. Any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or increase the cost to acquire visitors to our websites.

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers. Third-party publishers can change the media inventory they make available to us at any time and place significant restrictions on our content offerings. These restrictions may limit the websites that we can promote or prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make media inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of persons, which could limit the supply or impact the pricing of inventory available to us. We cannot provide assurance that we will be able to acquire media inventory that meets our performance, price, and quality requirements, in which our business and results of operations may be adversely affected.

We also purchase media directly from ad networks, search engines and platforms that provide us the ability to access media (inventory) from a range of websites. Many of these publishers also have their own guidelines on acceptable content, advertisements and the types of advertisers and websites that can advertise on their properties. These guidelines change frequently and the changes are often unpublished. If we are restricted from buying media from these platforms, ad networks and/or search engines, our results could be adversely affected.

We depend on Internet search providers for a portion of the visitors to our websites. Changes in search engine algorithms applicable to our websites’ placements in paid search result listings may cause the number of visitors to our websites to decrease, and as a result, cause our revenue, to decline.

Our success depends on our ability to attract online visitors to its websites and monetize them in a cost-effective manner. We use paid search listings from search engine providers such as Google, Bing and Yahoo! by bidding on particular keywords and other strategies. The search engine operators use a quality score which is determined by the relevancy of the ad to the keyword bid on, the click-through rates of the ad, and the amount bid, to determine the placement of the ad in the search results listings. The search engine providers frequently change the algorithms and bidding rules and may exclude certain sites they deem unacceptable from bidding on paid search listings. We may fail to optimally manage our paid listings or operate our websites in a manner that does not run afoul of the search engine requirements. In that case, our business and results of operations may be adversely affected.

Our operations have grown dramatically over the past years which may make it difficult to effectively manage any future growth and scale our products quickly enough to meet our clients’ needs while maintaining profitability.

We have historically experienced growth in our operations. This growth has placed, and any future growth will continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

•	successfully scale our technology to accommodate a larger business and integrate acquisitions;

•	maintain our standing with key vendors, including Internet search companies and third-party publishers;

•	maintain our client service standards;

•	develop and improve our operational, financial and management controls and maintaining adequate reporting systems and procedures; and

•	hire, train and manage additional staff needed to manage future growth.

Our future success depends in part on the efficient performance of our software and technology infrastructure. As the numbers of websites, Internet users and the amount of data collected increases, our technology infrastructure may not be able to meet the increased demand. Unexpected constraints on our technology infrastructure could lead to slower website response times or system failures and adversely affect the availability of websites and the level of user responses received, which could result in the loss of clients or revenue or harm to our business and/or results of operations.

In addition, our systems, procedures, processes, and controls may be inadequate to support our future operations. The improvements required to manage growth may require us to make significant expenditures, and reallocate valuable management resources. We may spend substantial amounts to secure hosting and other technical services and data storage, upgrade our technology and network infrastructure to handle increased traffic on our owned-and-operated websites and roll out new products and services. This expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and/or operational failures during our implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and cause us to lose current and potential users and clients. The costs associated with these adjustments to our architecture could harm our operating results. Accordingly, if we fail to effectively manage growth, our operating performance will suffer, and we may lose clients, key vendors and key personnel.

We will need to expand our workforce to meet the needs of our business. We operate in a specialized niche of the online advertising and data acquisition marketplace and finding experienced qualified applicants and training them can prove challenging. If we are unable to hire, train and effectively manage a sufficient number new employees, we may not be able to capitalize on opportunities and/or may not be able to continue to grow our business at past levels.

Historically, our quarterly and annual results of operations have rapidly increased due to several favorable factors, some of which are beyond our control. Moreover, we are one of the larger players in our market segment. Because of these factors, we may not be able to increase our market share and/or sustain our recent rapid growth. Our inability to sustain our growth could cause our performance and outlook to be below the expectations of securities analysts and investors.

As a result of changes in our business model and the need for increased investments and expenditures for certain businesses, products, services, and technologies, we may fail to maintain our margins, attract new clients, or grow our revenues.

We have invested in new businesses, products, markets, services and technologies and plan to expand our work force to meet the needs of revenue growth. Based on our experience, new websites, products and services have lower margins than more established websites, products and services. If we are unsuccessful in our optimization efforts for new websites and products, we may fail to maintain our margins, attract new clients or grow our revenues.

If we fail to compete effectively against other online marketing and media companies and other competitors, we could lose clients and our revenue may decline.

The market for online marketing is intensely competitive, and we expect this competition to continue and to increase in the future, both from existing competitors and, given the relatively low barriers to entry into the market, from new competitors. We compete both for clients and for limited high-quality media. We compete for clients on the basis of a number of factors, including return on investment of client’s marketing spending, price, and client service.

We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

•	offline and online advertising agencies;

•	major Internet portals and search engine companies with advertising networks;

•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;

•	third-party publishers with their own sales forces that sell their online marketing services directly to clients;

•	in-house marketing groups and activities at current or potential clients;

•	offline direct marketing agencies;

•	mobile and social media; and

•	television, radio, and print companies.

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in media pricing, declining margins, reductions in revenue, and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients, and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. Major internet search companies such as Google, Yahoo! and Microsoft as well as social media platforms such as Facebook have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage. The trend toward consolidation in online marketing may also affect pricing and availability of media inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and greater financial, technical, and marketing resources. As a result, we may not be able to compete successfully. The online advertising marketplace is increasingly analytically driven and if the performance of our advertising services is not better than other marketing service providers’ offerings, we could lose clients and market share.

A reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business, financial condition, and results of operations. In addition, a substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects may be harmed.

We rely on clients’ marketing spend on our owned-and-operated websites. We have historically derived, and expects to continue to derive, a significant portion of our revenue through the delivery of targeted advertisements, applications, installs and actions and the delivery of qualified customers. One component of our platform that we use to generate client interest is our system of monetization tools, which is designed to match users with client offerings in a manner that optimizes revenue yield and end-user experience. Clients will stop spending marketing funds on our owned-and-operated websites if their investments do not generate leads, actions or qualified users cost effectively. If our yield-optimized monetization techniques to effectively target and match advertisements to our client offerings fail to increase revenue or return on investment for our clients, our clients could curtail their advertising spend with us or cease using our services altogether.

Furthermore, our top 20 advertisers account for a substantial portion of our revenue and two of our advertisers each account for 10% or more of our revenue. Our advertising clients can generally terminate their agreements with us at any time on little or no prior notice. Clients may also fail to renew their agreements or reduce their level of business with us, leading to lower revenue.

Third-party publishers or vendors may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients.

We generate a significant portion of our web visitors from online media that we purchase from third-party publishers. While we actively monitor our publishers’ activities, we cannot police all such behavior. Any activity by third-party publishers that clients view as potentially damaging to their brands, whether or not permitted by our contracts with our clients, could harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. In addition, we may also face liability for any failure of our third-party publishers or vendors to comply with regulatory requirements. Users or customers may complain about the content of publisher ads which may expose us to lawsuits and regulatory scrutiny. The law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party publishers or vendors. We could be subject to costly litigation and, if we are unsuccessful in defending, could incur damages for the unauthorized or unlawful acts of third-party publishers or vendors.

If we fail to continually enhance and adapt our products and services to keep pace with rapidly changing technologies and industry standards, we may not remain competitive and could lose clients or advertising inventory.

The online media and marketing industry is characterized by rapidly changing standards, changing technologies, frequent new product and service introductions, and changing user and client demands. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. We continually make enhancements and other modifications to our proprietary technologies, and these changes may contain design or performance defects that are not readily apparent. If our proprietary technologies fail to achieve their intended purpose or are less effective than technologies used by our competitors, our business could be harmed.

Our future success will depend in part on our ability to successfully adapt to these rapidly changing online media formats and other technologies. If we fail to adapt successfully, we could lose clients or advertising inventory.

We are exposed to credit risk from and have payments disputes with our advertisers and agency clients and may not be able to collect on amounts owed to us.

Many of our advertising clients are thinly capitalized and pose credit risks. While we run credit checks on our clients, we may nevertheless have difficulty collecting on all amounts owed to it. Some of our clients may challenge the determination of amounts we believe they owe or may refuse to pay because of performance related claims. In these circumstances, we may have difficulty collecting on amounts we believe are owed.

A portion of our client business is sourced through advertising agencies. In many cases, agencies are not required to pay us unless and until they are paid by the underlying client. In addition, many agencies are thinly capitalized and have or may develop high-risk credit profiles. If an agency became insolvent, or if an underlying client does not pay the agency, we may be required to write off accounts receivable as bad debt.

Damage to our reputation could harm our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our websites and providing subscribers, leads, inquiries, clicks, calls, applications, and customers to our clients, which depends in part on our reputation within the industry and with our clients. Certain other companies within our industry regularly engage in activities that others may view as unlawful or inappropriate. These activities by third parties may be seen as indicative of participants in our industry and may therefore harm the reputation of all participants in our industry, including us.

Our ability to attract potential users and, thereby, clients, also depends in part on users receiving incentives, job listings, prizes, samples and other content as well as attractive offers from our clients. If our users are not satisfied with the content of our websites or our clients’ offerings, our reputation and therefore our ability to attract additional clients and users could be harmed.

In addition, from time to time, we may be subject to investigations, inquiries or litigation by various regulators, which may harm our reputation regardless of the outcome of any such action.

Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, consumer class action litigation, or the disclosure of information security breaches or private information misuse, may adversely affect our business, financial condition and results of operations.

Our quarterly revenue and results of operations may fluctuate significantly from quarter to quarter due to fluctuations in advertising spending, including seasonal and cyclical effects.

In addition to other factors that cause our results of operations to fluctuate, results may also be subject to seasonal fluctuation. Furthermore, advertising spend on the Internet, similar to traditional media, tends to be cyclical and discretionary as a result of factors beyond our control, including budgetary constraints and buying patterns of clients, as well as economic conditions affecting the Internet and media industry. Poor macroeconomic conditions could decrease our clients’ advertising spending and thereby have a material adverse effect on our business, financial condition, and operating results.

If the market for online marketing services fails to continue to develop, our success may be limited, and our revenue may decrease.

The online marketing services market is relatively new and rapidly evolving, and it uses different measurements from traditional media to gauge its effectiveness. Some of our current or potential clients have little or no experience using the Internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the Internet. The adoption of online marketing, particularly by those companies that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. We cannot assure that the market for online marketing services will continue to grow. If the market for online marketing services fails to continue to develop or develops more slowly than we anticipate, our business and resale of operations may be adversely affected.

Limitations on our ability to collect and use data derived from user activities, as well as new technologies that block our ability to deliver Internet-based advertising, could significantly diminish the value of our services and have an adverse effect on our ability to generate revenue.

When a user visits our websites, we use technologies to collect information and use registration data provided by users and user response to our dynamically populated survey questions to collect additional user information to create a robust user profile which we use in our targeted ad serving and customer data acquisition services. The use of personal information is the subject of litigation, regulatory scrutiny and industry self-regulatory activities, including the discussion of “do-not-track” technologies and guidelines.

Technologies, tools, software and applications (including new and enhanced web browsers) have been developed, and are likely to continue to be developed, that can block or allow users to opt out of display, search, and Internet-based advertising and content, or shift the location where advertising appears on pages so that our advertisements do not show up in the most monetizable places on its pages or are obscured. Recently, app developers have developed ad blocking apps for smartphones and other mobile devices which may hinder marketing activities to smartphone users. As a result, the adoption of such technologies, tools, software, and applications could reduce the number of display and search advertisements that we are able to deliver and/or our ability to deliver Internet-based advertising and this, in turn, could reduce our results of operations.

Interruptions, failures or defects in our data collection systems, as well as privacy concerns and regulatory changes or enforcement actions affecting us or our data partners’ ability to collect user data, could also limit our ability to analyze data from, and thereby optimize, our clients’ marketing campaigns. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and may lose clients and revenue.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute. If we are required to pay damages or expenses in connection with these legal claims, our results of operations and business may be harmed.

We display original content and third-party content on our websites and in our marketing messages. As a result, we face potential liability based on a variety of theories, including defamation, negligence, deceptive advertising, copyright or trademark infringement. We are also exposed to risk that content provided by third parties is inaccurate or misleading, and for material posted to our websites by users and other third parties. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages.

Risks Relating to Our Common Stock

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of March 11, 2016, officers and directors of the Company and its affiliates owned 66% of the Company’s Common Stock on a fully diluted basis. As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

In addition, the Company has entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”), with certain officers and directors of the Company and its affiliates, solely in their respective capacities as stockholders of the Company. Under the Stockholders’ Agreement, the parties thereto agreed to vote in a certain manner on specified matters, including an agreement to vote in favor of each party’s duly approved nominees for the Board.

Future issuances of shares of our Common Stock in connection with acquisitions or pursuant to our stock incentive plan could have a dilutive effect on your investment.

During 2015 and through the date hereof, we issued 54,985,244 shares of our Common Stock in connection with acquisitions or for other business purposes, and under our 2015 Stock Incentive Plan (the “Plan”) as well as an additional 9,277,000 shares underlying awards made under the Plan and other compensatory arrangements that are subject to stockholder approval at our next annual meeting of stockholders. Future acquisitions may involve the issuance of our common stock as payment, in part or in full, for the businesses or assets acquired. The benefits derived by us from an acquisition might not exceed the dilutive effect of the acquisition. Pursuant to the Plan, our board of directors may grant stock options, restricted stock units, or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of Common Stock underlying these awards may have a dilutive effect on our Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

IDI’s headquarters are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431, where it leases 10,745 rentable square feet of office space in accordance with a 91 month lease entered into in December 2014. Our Fluent offices are located at 33 Whitehall Street, New York, New York 10004 where we lease 16,889 rentable square feet of office space.

ITEM 3.	LEGAL PROCEEDINGS.

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, among other parties, in the U.S. Bankruptcy Court, Southern District of Florida, regarding a dispute over ownership of certain intellectual property purchased by The Best One, Inc. (“TBO”) from Ole Poulsen, the Company’s Chief Science Officer (“Purchased IP”). TRADS has since dropped Interactive Data as a party, and added TBO and Ole Poulsen. On June 10, 2015, over TRADS’ objections, the court granted TBO’s motion to expand the scope of discovery to include, among other things, whether TRADS is a good faith purchaser of any of the Purchased IP, free of any fraud or misconduct by or on behalf of TRADS, and whether there was a fraud on the court by TRADS. On February 22, 2016, TBO and Mr. Poulsen filed a motion for summary judgment seeking judgment in their favor on all claims based upon, among other things, TRADS having committed a fraud on the court. Briefing on that motion will be completed on April 8, 2016. Trial is scheduled to begin May 16, 2016. As of the date of this report, this case is ongoing. Should the case be tried, an adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity.

On October 23, 2014, TRADS filed a Complaint and Motion for Temporary Injunction, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, against James Reilly, President and Chief Operating Officer of the Company, seeking relief for alleged violation of a noncompetition agreement. On February 5, 2015, after the presentation of TRADS’ case, the court denied TRADS’ motion for a temporary injunction to prohibit Mr. Reilly from continuing employment with TBO. TRADS appealed that order, and on December 2, 2015, the Fourth District Court of Appeal reversed the order denying the temporary injunction and remanded for Mr. Reilly to present his case opposing the preliminary injunction. Mr. Reilly has appealed that order to the Supreme Court of Florida. The Supreme Court of Florida has not yet decided if it will accept jurisdiction of the appeal. A calendar call is scheduled in the case on March 18, 2016 to set a hearing date on TRADS’ motion for temporary injunction. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On November 26, 2014, TRADS filed a Complaint and Motion for Preliminary Injunction, in the United States District Court, Southern District of Florida, against Daniel MacLachlan, former Chief Financial Officer and Treasurer of TBO, seeking relief for alleged violation of a noncompetition agreement. On February 10, 2015, the court granted TRADS’ motion for preliminary injunction against Mr. MacLachlan’s continued employment with TBO. That preliminary ruling was appealed and, on August 27, 2015, the appellate court vacated the injunction and remanded the case to the lower court for reconsideration. On October 29, 2015, the lower court reinstated the injunction through February 10, 2016. The preliminary injunction has now expired, and Mr. MacLachlan resumed performing services for the Company on February 11, 2016. On February 22, 2016, Mr. MacLachlan filed a motion for partial summary judgment seeking judgment in his favor on both of TRADS’ claims. Briefing on that motion is not yet complete. On March 15, 2016, the court dismissed TRADS’ claim for injunctive relief as moot, pursuant to a joint stipulation of the parties. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On July 28, 2015, TRADS filed a Complaint and Motion for Preliminary Injunction in the United States District Court, Southern District of Florida, against Surya Challa, Vice President of Technology of TBO, seeking relief for an alleged violation of a noncompetition agreement. The hearing on TRADS’ Motion for Preliminary Injunction was held on February 19, 2016. The court has not yet issued a ruling on that motion. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

In addition to the foregoing, we may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of any such matters will have a material adverse effect on our business, financial condition or results of operations. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE MKT under the symbol “IDI.” On March 19, 2015, we effected a one-for-five reverse split of our issued and outstanding common stock (“Reverse Stock Split”). Trading of the IDI common stock on a post-Reverse Stock Split adjusted basis began at the opening of business on the morning of March 20, 2015. All historic share and per share information, including earnings per share, in this 2015 Form 10-K have been adjusted to reflect the Reverse Stock Split. The table below sets forth, for the respective periods indicated, the high and low prices for our common stock as reported on the NYSE MKT, as applicable.

	Bid Prices
	High	Low
2015
First Quarter	$7.48	$3.75
Second Quarter	$11.75	$6.10
Third Quarter	$12.80	$5.14
Fourth Quarter	$10.71	$5.75

2014
First Quarter	$8.25	$5.60
Second Quarter	$6.55	$3.25
Third Quarter	$4.90	$2.25
Fourth Quarter	$4.75	$2.25

We paid no dividends or made any other distributions in respect of our common stock during our fiscal years ended December 31, 2015 and 2014, and we have no plans to pay any dividends or make any other distributions in the future. Our Credit Agreement prohibits us from paying dividends on our equity securities, other than dividends on common stock which accrue (but are not paid in cash) or are paid in kind, or dividends on preferred stock which accrue (but are not paid in cash) or are paid in kind.

As of March 17, 2016, there were 45,991,941 shares of our common stock issued and outstanding. As of March 17, 2016 there were 129 record holders of our common stock.

Performance Graph

The following graph and table compare the stockholder’s cumulative total return for the five-year period beginning December 31, 2010, assuming $100 invested and the investment of dividends, if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the NYSE Composite Index and (iii) the stocks included in the NYSE Arca Technology Index. The comparisons reflected in the graph and table is not intended to forecast the future performance of our stock and may not be indicative of future performance.

	12/10	12/11	12/12	12/13	12/14	12/15

IDI, Inc.	100.00	20.90	38.23	48.55	26.37	47.20
NYSE Composite	100.00	96.16	111.53	140.85	150.35	144.21
NYSE Arca Technology	100.00	73.06	69.08	93.39	80.40	73.60

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data and the consolidated balance sheets data for the years ended, and as of, December 31, 2015 and 2014 are derived from our audited consolidated financial statements.

	Year Ended December 31,
(In thousands, except share and per share data)	2015 (1)	2014 (2)
Statements of Operations:
Revenue	$14,091	$817
Loss from operations	$(44,400)	$(777)
Net loss from continuing operations	$(42,585)	$(610)
Net loss from discontinued operations attributable to IDI	$(41,950)	$—
Net loss attributable to IDI	$(84,535)	$(610)
Basic and diluted loss per share (3)
Continuing operations	$(3.27)	$(0.14)
Discontinued operations	(3.22)	—

	$(6.48)	$(0.14)
Weighted average shares used in computation of loss per share - Basic and diluted	13,036,082	4,501,041

(1)	Financial data of Fluent LLC, a subsidiary acquired by the Company on December 8, 2015, for the period from December 9, 2015 to December 31, 2015 were included in the Consolidated Statements of Operations.
(2)	As IDI Holdings, LLC, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, the comparative figures for the year ended December 31, 2014 were from the date of inception through December 31, 2014.
(3)	Earnings per share tables may contain summation differences due to rounding.

(In thousands)	December 31, 2015	December 31, 2014
Balance sheets:
Total assets	$289,192	$13,315
Long-term debt, net	$48,668	$—
Total shareholders’ equity	$205,895	$12,107

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

IDI, Inc. (“we”, “us”, “our”, “IDI”, or the “Company”), a Delaware corporation, is a data and analytics company providing information and marketing solutions to businesses in a variety of industries. Through powerful analytics, we transform data into intelligence, in a fast and efficient manner, so that our clients can spend their time on what matters most – running their organizations with confidence. Through leading-edge, proprietary technology and a massive data repository, our data and analytical solutions harness the power of data fusion, uncovering the relevance of disparate data points and converting them into comprehensive and insightful views of people, businesses, assets and their interrelationships. We empower clients across markets and industries to better execute all aspects of their business.

The Company serves the risk management and the consumer marketing industries through its consolidated subsidiaries, Interactive Data, LLC and Fluent, LLC (“Fluent”), respectively. Interactive Data provides information solutions to a broad and diverse set of industries including financial services, insurance, healthcare, corporate risk, law enforcement, government, collections, retail, and legal, for purposes including identity verification, location, due diligence, risk management, prevention and detection of fraud and abuse, legislative compliance, and debt recovery. Fluent provides people-based, digital marketing solutions to leading consumer brands and direct marketers utilizing Fluent’s proprietary audience data and technology to enable marketers to acquire their best customers, with precision, at a massive scale. We provide our services to organizations in the United States.

We provide unique and compelling solutions essential to the daily workflow of organizations within both the public and private sectors. Our next-generation, cloud-based data fusion platform, customer acquisition technology platform, proprietary algorithms, and massive database consisting of public record, proprietary, and publicly-available data, as well as a unique, first-party database of self-reported information on millions of consumers, enables the delivery of differentiated products and solutions used for a variety of essential functions throughout the customer life cycle – from customer identification and authentication, through investigation and validation, to customer acquisition and retention.

Previously, the Company provided advertising services in the out-of-home advertising industry in China under the name Tiger Media, Inc. (“Tiger Media”). On March 21, 2015 Tiger Media completed the acquisition of The Best One, Inc. (“TBO”). In the transaction (the “TBO Merger”), TBO became a wholly owned subsidiary of Tiger Media, with TBO changing its name to IDI Holdings, LLC and Tiger Media changing its name to IDI, Inc. TBO was a holding company engaged in the acquisition of operating businesses and the acquisition and development of technology assets across various industries. Previously, on October 2, 2014, TBO acquired 100% of the membership interests of Interactive Data. Historically, Interactive Data provided data solutions and services to the Accounts Receivable Management industry, consisting primarily of collection agencies, collection law firms, and debt buyers, for location and identity verification, legislative compliance and debt recovery. Interactive Data now serves the entirety of the risk management industry. Through leading-edge, proprietary technology, an advanced systems architecture, and a massive data repository, Interactive Data addresses the rapidly growing need for actionable intelligence.

Before the TBO Merger, on March 19, 2015, Tiger Media effected a one-for-five reverse stock split (the “Reverse Split”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of Tiger Media’s ordinary shares. Except for de minimus adjustments for the treatment of fractional shares, the Reverse Split did not have any dilutive effect on Tiger Media shareholders and the relative voting and other rights that accompany the shares were not affected by the Reverse Split. In addition, the proportion of shares owned by shareholders relative to the number of shares authorized for issuance remained the same because the authorized number of shares were decreased in proportion to the Reverse Split from 1,000,000,000 shares to 200,000,000 shares. The authorized number of preferred shares were not affected by the Reverse Split and remain at 10,000,000 preferred shares. Also before the TBO Merger, on March 20, 2015, Tiger Media completed its domestication from the Cayman Islands to Delaware as a Delaware corporation (the “Domestication”). Following the Domestication and the Reverse Split, on the effective date of the TBO Merger, TBO merged into TBO Merger Sub, with TBO Merger Sub continuing as the surviving company and a wholly-owned subsidiary of Tiger Media.

On April 8, 2015, TBO Merger Sub’s entity name was changed to IDI Holdings, LLC (“IDI Holdings”), which is a wholly owned subsidiary of the Company. On April 30, 2015, Tiger Media changed its name to IDI, Inc.

For accounting purposes, the Company recognized the TBO Merger in accordance with Accounting Standards Codification (“ASC”) Topic 805-40, “Reverse Acquisitions”. Accordingly, the Company has been recognized as the accounting acquiree in the TBO Merger, with IDI Holdings being the accounting acquirer, and the Company’s consolidated financial statements for the reporting periods from January 1, 2015 through March 21, 2015 being those of IDI Holdings, not Tiger Media. The Company’s consolidated financial statements for the periods since March 22, 2015, the day after which the TBO Merger was consummated, recognize Tiger Media and IDI Holdings as a consolidated group for accounting and reporting purposes, albeit with a carryover capital structure inherited from Tiger Media (attributable to the legal structure of the transaction).

As a result of the TBO Merger, and although it was the Company’s intention to continue to operate and further develop its Advertising Business (as defined below) both in China and the United States as of the Effective Date of TBO Merger, on June 30, 2015, in connection with the continuing shift in IDI’s focus towards the big data and analytics sector, the Company’s Board of Directors approved a plan under which the Company discontinued the operations of its Chinese-and British Virgin Islands-based subsidiaries (collectively, the “Advertising Business”). The Advertising Business was focused primarily on the out-of-home advertising industry in China. Out-of-home advertising typically referred to advertising media in public places, such as billboards and screen displays. The purpose of the plan is to focus the Company’s resources on the big data and analytics sector, where the Company believes the opportunities for future growth are substantially greater. Additionally, due to the continuing negative cash flow from operations of the Advertising Business, the Company elected not to invest further in this business. As of December 31, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business.

On November 16, 2015, the Company entered into an Agreement and Plan of Merger (the “Fluent Merger Agreement”) by and among the Company, Fluent Acquisition I, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Fluent Merger Sub”), Fluent Acquisition II, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Fluent Merger Co”), Fluent, Inc., a Delaware corporation (“Fluent Inc”), the sellers of the Company (each, a “Seller” and collectively, the “Sellers”), and Ryan Schulke, as the representative of each Seller.

On December 8, 2015 (the “Effective Date of Fluent Acquisition”), the Company completed the acquisition of Fluent Inc (the “Fluent Acquisition”), pursuant to the Fluent Merger Agreement.

On December 9, 2015, Fluent Merger Co, the surviving entity during the Fluent Acquisition, changed its name to Fluent LLC (“Fluent”). IDI is the legal and accounting acquirer of the Fluent Acquisition. Fluent is a leader in people-based digital marketing and customer acquisition, serving over 500 leading consumer brands and direct marketers. Fluent’s proprietary audience data and robust ad-serving technology enables marketers to acquire their best customers, with precision, at a massive scale. Leveraging compelling content, unique first-party data assets, and real-time survey interaction with customers, Fluent has helped marketers acquire millions of new prospective customers since its inception.

The Sellers received $99.3 million in cash, and 300,037 shares of the Company’s Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred”), which converted into 15,001,850 shares of the Company’s Common Share on February 22, 2016. The cash component of the Fluent Acquisition and transaction costs were largely funded by $50.0 million from the sales of Series B Preferred and warrants to certain investors, a total of $10.0 million bridge loans (“Bridge Loans”) from certain investors, and a $45.0 million term loan (“Term Loan”) pursuant to a Credit Agreement (“Credit Agreement”) dated December 8, 2015 with Fluent as the lender, the Company and related parties as guarantors and the financial institutions party thereto from time to time as lenders, and Whitehorse Finance, Inc., as the administrative agent (the “Agent”).

Under the Credit Agreement, Fluent’s obligations and the obligations of the guarantors are secured by substantially all of such entities’ assets. The Credit Agreement has a term of five years. The Term Loan bears interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, payable in cash, plus an additional 1.0% per annum payable, at Fluent’s election, in-kind (“PIK”) or in cash. Interest under the Term Loan is payable monthly, including monthly compounding of PIK interest. The Credit Agreement provides for quarterly principal payments of $563 commencing March 31, 2016. Additionally, 50% of excess cash flow of Fluent and its subsidiaries for the immediately preceding fiscal year is required to be paid towards the Term Loan obligations, commencing with the fiscal year ending December 31, 2016. The Credit Agreement provides for certain other customary mandatory prepayments upon certain events, and also provides for certain prepayment premiums during the first 4 years of the Term Loan, provided that the prepayment premiums are not applicable to scheduled payments of principal, the required excess cash flow payments and certain other required prepayments.

The Credit Agreement contains customary representations and warranties, covenants (including certain financial covenants), and events of default, upon the occurrence of which the Agent may accelerate the obligations under the Credit Agreement. The financial covenants include the requirement that the Company and its subsidiaries attain certain quarterly minimum earnings before interest, income taxes, depreciation and amortization expenses (“EBITDA”) thresholds. Fluent and its subsidiaries (i) attain certain quarterly minimum EBITDA thresholds, (ii) meet certain leverage ratios on a quarterly basis, (iii) meet certain fixed charge coverage ratios on a quarterly basis, and (iv) maintain at all times cash and cash equivalent balances of at least $2.0 million (or such lesser amount agreed to by the Agent), in the aggregate.

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our Internet websites are www.ididata.com and www.fluentco.com. The website addresses provided in this Annual Report on Form 10-K are not intended to function as a hyperlink and information obtained on the websites is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this Annual Report on Form 10-K.

In order for the Company to continue to develop new products, grow its existing business and expand into additional markets, we must generate and sustain sufficient operating profits and cash flow in future periods. This will require us to generate additional sales from current products and new products currently under development. We have begun building out our sales organization to drive current products and to introduce new products into the market place. We will incur increased compensation expenses for our sales and marketing, executive and administrative, and infrastructure related persons as it increases headcount in the next 12 months.

Our Segments

The Company’s operations are organized in two reportable segments: (i) Information Services and (ii) Performance Marketing. For additional financial information regarding our two reportable segments, please refer to Note 16 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Information Services

Leveraging leading-edge technology, proprietary algorithms, and massive datasets, and through intuitive and powerful analytical applications, we provide data and analytical solutions for businesses within the risk management and consumer marketing industries. These businesses use our services to acquire new customers, identify cross-selling opportunities, collect debt, verify consumer identities, investigate fraud and abuse, mitigate risk, and to connect and analyze online, offline, customer and partner data to better know their customers. The core capabilities and technology systems in our Information Services segment allow us to serve multiple industries and solve a broad range of business issues. Products within our Information Services segment include:

•	idiCORE™ - a forthcoming platform that provides instant, comprehensive views of individuals, businesses, assets and their interrelationships. idiCORE is an advanced analytical solution to be used across multiple industries, including law enforcement, government, financial services, insurance, and corporate risk.

•	idiBASIC™ - a streamlined consumer verification and location solution. Use cases include identity verification for retail transactions and skip tracing for a multitude of industries, including collection agencies, law firms, bail bond agents, and process servers.

•	idiVERIFIED™ - offers a risk-free solution for collection professionals, greatly enhancing judgment recovery efforts. We utilize numerous proprietary data sources, coupled with manual verification methods, to discover debtor assets for garnishment and seizure.

•	Batch Processing - leveraging a massive consumer database and advanced data analytics, we verify and augment client data, providing insight for a variety of uses within a large number of industries. Batch processing is conducted through secure file transfers or real-time data flow.

•	Hosted Customer Acquisition - empowering clients to rapidly grow their prospective customer base by using declarative data to identify and acquire their best customers at massive scale and connect with them.

•	Audience Now - leveraging our massive database to create audience segments that can be used by clients for programmatic advertising purchases across multiple channels.

Performance Marketing

Performance Marketing deterministically targets consumers across various marketing channels and devices, through the user-supplied acquisition of personally identifiable information on behalf of our clients, such as email addresses, other identifying information and responses to dynamically populated survey questions, which can be used for traditional email marketing but also increasingly for the precise targeting of ads to individuals across mobile, social, search, video, and display advertising. We help brands, advertisers and marketers find the right customers and better engage with their customers, manage their audience distribution to optimize media spend and provide consumers with better experiences and access to the things that matter most to them. Products within our Performance Marketing segment include:

•	LiveConnect - enabling our clients to reconnect with their users by identifying when those users are accessible to receive targeted ads.

•	Display Advertising - using our targeted data acquisition strategy and the compelling content of our owned and operated promotional websites to drive targeted users to our clients’ sites.

Industry Trends and Uncertainties

Operating results are affected by the following factors that impact the big data and analytics sector in the United States:

•	The macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels and consumer confidence, influences our revenues. Macroeconomic conditions also have a direct impact on overall technology, marketing and advertising expenditures in the U.S. As marketing budgets are often more discretionary in nature, they are easier to reduce in the short term as compared to other corporate expenses. Future widespread economic slowdowns in any of the industries or markets our clients serve could reduce the technology and marketing expenditures of our clients and prospective customers.

•	Our revenues are also significantly influenced by industry trends, including the demand for business analytics services in the industries we serve. Companies are increasingly relying on business analytics and big-data technologies to help process data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their service providers as well as solutions that fully integrate into their workflows. The increasing number and complexity of regulations centered around data and provision of information services makes operations for businesses in the big data and analytic sector more challenging.

•	The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on information and marketing services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting and maintaining some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements and our profitability and cash flow targets.

Company Specific Trends and Uncertainties

Our operating results are also directly affected by company-specific factors, including the following:

•	Some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base. Even if we introduce advanced products that meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

•	Certain companies in the big data and analytics sector have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. We anticipate increased competition from large data and analytics vendors. Increased competition in the big data and analytics sector could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon IDI’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires IDI to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, IDI evaluates its estimates, including those related to the allowance for doubtful receivables, useful lives of property and equipment and intangible assets, recoverability of the carrying amounts of property and equipment, goodwill and intangible assets, accounting for business combinations, and the assessment of contingent obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We provide information services and performance marketing services, and generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or a service has been rendered, the price is fixed or determinable and collection is reasonably assured.

Information services revenue is generated from the risk management industry and consumer marketing industry. Information services revenue generated from the risk management industry is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenues pursuant to contracts containing a monthly fee are recognized ratably over the contract period, which is generally one year. Revenues pursuant to transactions determined by the customers’ usage are recognized when the transaction is complete. Information services revenue generated from the consumer marketing industry is generally recognized when the leads are delivered, in accordance with terms detailed in the agreements. These terms typically call for a specific transactional unit price per lead delivered based on predefined qualifying conditions (most significant, each user must be validated). Additional revenues are generated through revenue-sharing agreements with marketers who email offers to users provided by the Company from the Company’s owned and operated sites.

Performance marketing revenue is recognized when the conversions are generated based on predefined user actions (for example, a click, a registration, an app install or a coupon print) subject to certain qualifying conditions (most significant, each user must be validated), in accordance with terms detailed in advertiser agreements and/or the attendant insertion orders. These terms typically call for a specific transactional unit price per conversion generated. These leads and user actions mentioned above are tracked in real time by the Company’s systems, reported, recorded, and regularly reconciled against advertiser data either in real time or at various contractually defined periods, whereupon the number of qualified leads during such specified period are finalized and adjustments, if any, to revenue are made.

Costs associated with separately priced customer service contracts are generally expensed as incurred.

Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheets, and are recognized as revenue when the services are rendered. As of December 31, 2015, deferred revenue totaled $783, all of which is expected to be realized in 2016.

The Company sells its products or provides services to customers with normal payment terms ranging from due upon receipt to 60 days. Rarely does the Company extend payment terms beyond their normal terms.

Allowances for Doubtful Accounts

The Company maintains allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual balances receivable, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, the Company estimates for doubtful accounts have not differed materially from actual results. The amount of the allowance for doubtful accounts was $318 and $105 as of December 31, 2015 and 2014, respectively.

Income Taxes

The Company follows ASC subtopic 740-10 for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

The Company applies ASC Topic 740, “Income Taxes”. ASC 740 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s accounting policy is to accrue interest and penalties related to uncertain tax positions, if and when required, as interest expense and a component of other expenses, respectively, in the consolidated statements of operations.

Goodwill

In accordance with ASC Topic 350, “Intangibles - Goodwill and Other”, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value.

On October 1, 2015, we performed a quantitative Step One assessment. A quantitative Step One assessment involved determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with goodwill exceeds its estimated fair value, we will perform a quantitative Step Two assessment. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. The results of our Step One assessment proved that the estimated fair value of each reporting unit exceed the carrying value, and therefore a Step Two assessment was not performed. We concluded that Goodwill was not impaired as of December 31, 2015 and 2014.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit.

Impairment of long-lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC Topic 360-10-15, “Impairment or Disposal of Long-Lived Assets”. In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC Topic 360-10-15. To the extent that estimated future undiscounted cash inflows attributable to the asset, less estimated future undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. The Company evaluated its long-lived assets for recoverability and determined no impairment was necessary.

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying value of assets can be supported by the undiscounted future cash flows. In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, gross margin percentages and terminal growth rates.

Share-based Compensation

We measure share-based compensation expenses in connection with our share-based awards based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures, and recognize them as compensation expenses over the service period for such awards expected to vest. Therefore, we only recognize compensation cost for those awards expected to vest over the service period of the award.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common share and fair value of share options is estimated on the date of grant using a Black-Scholes model. We estimate the forfeiture rate based on our historical experience of forfeitures. If our actual forfeiture rate is materially different from our estimate, share-based compensation expense could be significantly different from what we have recorded in the current period. We estimate the volatility of our shares on the date of grant utilizing the historical volatility of our publicly-traded shares. We estimate the risk-free interest rate based on rates in effect for United States government bonds with terms similar to the expected lives of the stock options, at the time of grant. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amount will be recorded as a cumulative adjustment in the period estimates are revised. Changes in our estimates and assumptions may cause us to realize material changes in share-based compensation expenses in the future.

We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before we begin recording share-based compensation expense. At each reporting date, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. If ultimately performance goals are not met, for any share-based awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

Recently Issued Accounting Standards

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 2. Summary of significant accounting policies - (t) Recently issued accounting standards”.

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

For accounting purposes, IDI Holdings was the accounting acquirer, and acquired Tiger Media on March 21, 2015. As such, only results of operations during the period from March 22, 2015 to December 31, 2015 of Tiger Media were included into the consolidated financial statements of IDI for the year ended December 31, 2015. The Company has disposed of all assets and liabilities related to the Advertising Business as of December 31, 2015, and the operating results of the Advertising Business for the year ended December 31, 2015 are reflected as Discontinued Operations.

On December 8, 2015, the Company completed the acquisition of Fluent. The results of operations of Fluent for the period from December 9, 2015 to December 31, 2015 are included into the Company’s consolidated financial statements for the year ended December 31, 2015.

In addition, as IDI Holdings, the accounting acquirer, was formed on September 22, 2014, and the comparative figures during the corresponding periods in 2014 are not material and are not discussed in this section.

Mainly due to the factors mentioned above, significant changes in results of operations were noted for the year ended December 31, 2015, in comparison with the year ended December 31, 2014.

Revenue. Total revenue increased $13.3 million, or 1625%, to $14.1 million for the year ended December 31, 2015, from $0.8 million for the year ended December 31, 2014. The increase was a result of the acquisition of Fluent effective December 8, 2015, which included the results of operations of Fluent for the period from December 9, 2015 through December 31, 2015. In addition, as IDI Holdings, the accounting acquirer of the reverse merger consummated effective as of March 21, 2015, was incorporated on

September 22, 2014, the comparative figures of the Company for the corresponding period in 2014 were from September 22, 2014, the date of inception, through December 31, 2014. The Information Services segment contributed $6.4 million for the year ended December 31, 2015, versus $0.8 million for the year ended December 31, 2014. The Performance Marketing segment contributed $7.7 million for the year ended December 31, 2015, versus $0 for the year ended December 31, 2014.

Gross profit. Gross profit ratio was 27% and 59% for the years ended December 31, 2015 and 2014, respectively. The decrease in gross profit ratio was mainly the result of the following:

•	In the Information Services segment, gross profit as a percentage of revenue is impacted by several factors, including increases in transactional-based data costs, timing and acquisition of flat-fee data licensing agreements, the mix of those data costs, changes in channels of distribution, sales volume, pricing strategies, and fluctuations in sales of integrated third-party products. As we continued to leverage additional data sets in anticipation of additional product lines, we incurred an increase in the cost of revenues relative to our current sales. As we continue to move the construct of our data costs towards a flat-fee data licensing agreements model, we will begin to see our gross profit margin increase as a percentage of sales in our Information Services segment.

•	In our Performance Marketing segment, as a result of the acquisition of Fluent effective December 8, 2015, we generated a lower gross profit ratio vis-a-vie the Company’s overall ratio for the year ended December 31, 2014, as we had no related results of operations in the Performance Marketing segment prior to the acquisition of Fluent.

Sales and marketing expenses. Sales and marketing expenses increased $2.6 million, or 800%, to $2.9 million for the year ended December 31, 2015, from $0.3 million for the year ended December 31, 2014. The increase was a result of the acquisition of Fluent effective December 8, 2015, and the fact that the comparative figures for the Company for the corresponding period in 2014 were from September 22, 2014, the date of inception, through December 31, 2014. Sales and marketing expenses consist of marketing and promotion, salaries and benefits, traveling expenses, share-based compensation expenses, and transportation and other expenses, incurred by our selling and distribution team, which are expected to increase in the future following the growth of revenue and the Company’s efforts to expand its sales organization. Included in sales and marketing expenses was non-cash share-based compensation expenses of $0.3 million and $0 for the years ended December 31, 2015 and 2014, respectively.

General and administrative expenses. General and administrative expenses increased $43.6 million, or 4760%, to $44.5 million for the year ended December 31, 2015, from $0.9 million for the year ended December 31, 2014. The figures mainly consisted of non-cash share-based compensation expenses of $33.4 million and $0, professional fees of $5.6 million and $0.5 million, and employee salaries and benefits of $2.0 million and $0.3 million, for the years ended December 31, 2015 and 2014, respectively. Included in professional fees, were non-recurring fees of $1.3 million and $0.2 million related to the review of potential strategic acquisitions for years ended December 31, 2015 and 2014, respectively. In addition, the increase was also attributable to the acquisition of Fluent effective December 8, 2015, and the fact that the comparative figures for the Company for the corresponding period in 2014 were from September 22, 2014, the date of inception, through December 31, 2014.

Depreciation and amortization. Depreciation and amortization expenses increased $0.8 million, or 4847%, for the year ended December 31, 2015. The increase in depreciation and amortization in 2015 was mainly attributable to the amortization of intangible assets resulting from the acquisition of Fluent, and the fact that the comparative figures for the Company for the corresponding period in 2014 were from September 22, 2014, the date of inception, through December 31, 2014.

Contingent earn out costs. Contingent earn out costs of $14.3 million for the year ended December 31, 2015 represented one-time non-cash costs related to the Series A Preferred and common earn out share to be issued to certain investors, pursuant to amendments to TBO Merger Agreement.

Net loss from continuing operations. We had a loss from continuing operations of $42.6 million and $0.6 million, including $33.7 million and $0 of non-cash share-based compensation expenses, and $16.6 million and $0.2 million of income taxes benefits arising primarily from the recognition of deferred tax assets, for the years ended December 31, 2015 and 2014, respectively.

Net loss from discontinued operations attributable to IDI. As a result of the disposal of all assets and liabilities related to the Advertising Business, we recognized a net loss of $42.0 million for the year ended December 31, 2015. The net loss includes a non-cash loss on disposal of the discontinued operations of $41.1 million, which includes the write-offs of goodwill, intangible assets and long-term deferred assets, the employee compensation expenses and lease agreements early termination compensation expenses.

Net loss attributable to IDI. A net loss of $84.5 million and $0.6 million was recognized for the years ended December 31, 2015 and 2014, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash Flows used in Operating Activities. As at December 31, 2015, the Company had cash and cash equivalents of approximately $13.5 million. Net cash used in operating activities for the year ended December 31, 2015 was $10.7 million, mainly due to the loss from continuing operations before income taxes of $59.2 million incurred during the year, adjusted by non-cash items of $49.5 million. The net cash used in operating activities for the year ended December 31, 2014 was mainly attributable to loss from operations of $0.6 million.

Cash Flows used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2015 was $93.8 million, mainly as a result of the cash consideration paid for the acquisition of Fluent, net of cash proceeds acquired, of $93.3 million, and payments of $4.0 million, in total, for the Purchased IP and capitalized litigation costs, software developed for internal use, and property and equipment, which were offset by the cash proceeds of $3.6 million as a result of the reverse acquisition of Tiger Media.

Cash Flows provided by Financing Activities. Net cash provided by financing activities for the year ended December 31, 2015 was $111.9 million, net of related costs, as a result of the following financing arrangements: (1) a registered direct offering of $10.0 million, in which the Company sold 1,280,410 shares of its common stock to an institutional investor on July 24, 2015; (2) sales of Series B Preferred shares (“Series B Preferred”) and warrants to certain investors for $10.0 million on November 16, 2015; (3) sales of Series B Preferred and warrants to Frost Gamma Investment Trust (“Frost Gamma”) for $40.0 million on November 16, 2015; (4) a term loan of $45.0 million from three financial institutions pursuant to a Credit Agreement on December 8, 2015; and (5) an aggregate of $10.0 million promissory notes from certain investors.

As of December 31, 2015, the Company had non-cancellable operating lease commitments of $2.7 million, and material commitments under non-cancellable data licensing agreements of $11.4 million. For the year ended December 31, 2015, the Company funded its operations through the use of available cash.

As of December 31, 2015, the Company had available cash of approximately $13.5 million, an increase of $7.5 million, or 125%, from $6.0 million as of December 31, 2014. Based on projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months. Subject to revenue growth, the Company may have to continue to raise private equity and/or debt, which, if the Company is able to obtain, will have the effect of diluting common and preferred stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company. If the Company’s operations do not generate positive cash flow in the upcoming year, or if it is not able to meet the debt covenants specified in the Credit Agreement, or if it is not able to obtain additional debt or equity financing on terms and conditions acceptable to it, if at all, it may be unable to implement its business plan, or even continue its operations.

The Company may explore the possible acquisition of businesses, products and technologies that are complementary to its existing business. The Company is continuing to identify and prioritize additional technologies, which it may wish to develop internally or through licensing or acquisition from third parties. While the Company may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, may result in dilution to stockholders.

Contractual Obligations

As of December 31, 2015, the Company has the following future contractual obligation:

(In thousands)	2016	2017	2018	2019	2020	2021 and thereafter	Total
Lease agreements	$879	$758	$229	$207	$213	$408	$2,694
Data license agreements	2,433	2,798	2,663	2,270	1,250	—	11,414
Debt	$7,198	$6,996	$6,792	$6,586	$42,205	$17,432	$87,209
Liability for employee incentive-based compensation plan	4,000	—	—	—	—	—	4,000
Employment agreements	1,962	1,585	25	25	24	—	3,621

Total	$16,472	$12,137	$9,709	$9,088	$43,692	$17,840	$108,938

The lease agreements represent future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year. The data license agreements of $11.4 million represent material data purchase commitment under non-cancellable data licensing agreements. Debt of $87.2 million represent the payments of principal and interest of the term loan and bridge loans, pursuant to related agreements entered into on December 8, 2015. Liability for employee incentive-based compensation plan represents the assumed liability arising from the acquisition of Fluent. Employment agreements represent related agreements reached with certain executives, including our executive chairman, chief executive officer, president and chief operating officer, etc., which provide for compensation and certain other benefits and for severance payments under certain circumstances.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the PSLRA, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include the following:

•	We have a history of losses and negative cash flow from operations which makes our future results uncertain.

•	Our products and services are highly technical and if they contain undetected errors, our business could be adversely affected and we may have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

•	Because our networks and information technology systems are critical to our success, if unauthorized persons hack into our systems or our systems otherwise cease to function properly, our operations could be adversely affected and we could lose revenues or proprietary information, all of which could materially adversely affect our business.

•	We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.

•	We depend, in part, on strategic alliances, joint ventures and acquisitions to grow our business. If we are unable to make strategic acquisitions and develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.

•	If we consummate any future acquisitions, we will be subject to all the risks inherent in identifying, acquiring and operating a newly acquired business.

•	We have a material weakness relating to our accounting for non-routine transactions. If the material weakness is not remediated, it could result in a misstatement to our financial statements.

•	Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

•	The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved could subject us to significant monetary damages or restrictions on our ability to do business.

•	Our relationships with key customers may be materially diminished or terminated.

•	If we lose the services of key personnel, it could adversely affect our business.

•	If we fail to respond to rapid technological changes in the big data and analytics sector, we may lose customers and/or our products and/or services may become obsolete.

•	Our revenues are concentrated in the U.S. market across a broad range of industries. When these industries or the broader financial markets experience a downturn, demand for our services and revenues may be adversely affected.

•	We could lose our access to data sources which could prevent us from providing our services.

•	We face intense competition from both start-up and established companies that may have significant advantages over us and our products.

•	There may be further consolidation in our end-customer markets, which may adversely affect our revenues.

•	To the extent the availability of free or relatively inexpensive consumer and/or business information increases, the demand for some of our services may decrease.

•	If our newer products do not achieve market acceptance, revenue growth may suffer.

•	Our products and services can have long sales and implementation cycles, which may result in substantial expenses before realizing any associated revenues.

•	Consolidation in the big data and analytics sector may limit market acceptance of our products and services.

•	We may incur substantial expenses defending yourself against claims of infringement.

•	We operate in an industry that is still developing and has a relatively new business model that is continually evolving, which makes it difficult to evaluate our business and prospects.

•	An increasing percentage of our users are accessing our websites from their mobile devices. Our ability to remain competitive with the shift to mobile devices is critical to maintaining our revenues and margins.

•	We are dependent on third-party publishers for a significant portion of visitors to our websites. Any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or increase the cost to acquire visitors to our websites.

•	We depend on Internet search providers for a portion of the visitors to our websites. Changes in search engine algorithms applicable to our websites’ placements in paid search result listings may cause the number of visitors to our websites to decrease, and as a result, cause our revenue, to decline.

•	Our revenue and profits have grown dramatically over the past years which may make it difficult to effectively manage any future growth and scale our products quickly enough to meet our clients’ needs while maintaining profitability.

•	As a result of changes in our business model and the need for increased investments and expenditures for certain businesses, products, services, and technologies, we may fail to maintain our margins, attract new clients, or grow our revenues.

•	If we fail to compete effectively against other online marketing and media companies and other competitors, we could lose clients and our revenue may decline.

•	A reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business, financial condition, and results of operations. In addition, a substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects may be harmed.

•	Third-party publishers or vendors may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients.

•	If we fail to continually enhance and adapt our products and services to keep pace with rapidly changing technologies and industry standards, we may not remain competitive and could lose clients or advertising inventory.

•	We are exposed to credit risk from and have payments disputes with our advertisers and agency clients and may not be able to collect on amounts owed to us.

•	Damage to our reputation could harm our business, financial condition and results of operations.

•	Our quarterly revenue and results of operations may fluctuate significantly from quarter to quarter due to fluctuations in advertising spending, including seasonal and cyclical effects.

•	If the market for online marketing services fails to continue to develop, our success may be limited, and our revenue may decrease.

•	Limitations on our ability to collect and use data derived from user activities, as well as new technologies that block our ability to deliver Internet-based advertising, could significantly diminish the value of our services and have an adverse effect on our ability to generate revenue.

•	As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute. If we are required to pay damages or expenses in connection with these legal claims, our results of operations and business may be harmed.

•	The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

•	Future issuances of shares of our Common Stock in connection with acquisitions or pursuant to our stock incentive plan could have a dilutive effect on your investment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes. Information relating to quantitative and qualitative disclosures about market risk is set forth below and in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market mutual funds. As of December 31, 2015, we had cash and cash equivalents of $13.5 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the fact that we can redeem such investment freely. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2015, we have long-term debts, in aggregate of $50.9 million. Our $45.0 million Term Loan accrues interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, payable in cash, plus an additional 1.0% per annum payable, at Fluent’s election, in-kind or in cash. Interest under the Term Loan is payable monthly, including monthly compounding of PIK interest. In addition, we also have long-term bridge loans of $10.0 million in total with a rate of interest of 10% per annum, which interest is capitalized monthly by adding to the outstanding principal amount of such bridge loans. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 10% increase in interest rates relative to our current interest rates would not have a material impact on the fair value of all of our outstanding long-term debts, net. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of the Term Loan. A hypothetical 10% increase or decrease in overall interest rates as of December 31, 2015 would result in an impact to interest expense for 2016 by $0.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of our independent registered public accounting firm are filed as part of this report, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d–15(e)) as of the end of the period covered by this annual report. Based upon that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report as a result of a material weakness in our internal control over financial reporting, which is discussed further below.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s evaluation of the effectiveness of our internal control over financial reporting described above, management has identified a material weakness in our internal control over financial reporting as of December 31, 2016, as described below:

•	We did not adequately design controls related to non-routine transactions. Specifically, we did not have appropriate controls in place to ensure that there was complete, accurate and timely recording of non-routine transactions including business combination, debt and equity transactions which required complex accounting treatment.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

During the year ended December 31, 2015, the Company acquired Fluent, Inc. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements, for additional information. As permitted by the Securities and Exchange Commission, management elected to exclude Fluent from its assessment of internal control over financial reporting as of December 31, 2015. Fluent in aggregate constitutes 94% of the Company’s consolidated total assets as of December 31, 2015 and 72% and 1%, respectively, of the Company’s consolidated revenue and net loss for the year ended December 31, 2015.

Grant Thornton LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015. A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Grant Thornton LLP has issued their attestation report on management’s internal control over financial reporting, which is also included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Remediation Efforts to Address Material Weakness

We are currently evaluating the internal controls related to non-routine transactions and intend to incorporate the following changes into the processes, procedures and internal controls currently in place to:

•	Ensure all contingent consideration related to business combinations are estimated at time of acquisition and updated each quarter until no longer relevant due to expiration.

•	Assess non-routine accounting policies and evaluate impact of those policies on complex business combination, debt and equity transactions.

As part of our ongoing monitoring effort of the Company’s internal control over financial reporting, we will report progress and status of the above remediation efforts to the Audit Committee on a periodic basis throughout the year.

ITEM 9B. OTHER INFORMATION.

Effective on March 11, 2016, the Board of Directors approved the issuance of an aggregate of 1,069,728 Exchange Shares in exchange for warrants to purchase shares of Common Stock previously issued to four stockholders of the Company, including Frost Gamma. No additional consideration was paid by the stockholders and the warrants were cancelled. As of March 17, 2016, an aggregate of 149,925 Exchange Shares have been issued. The issuance of the Exchange Shares is exempt from the registration requirements of the 1933 Act in accordance with Section 3(a)(9) of the 1933 Act.

In addition to the foregoing issuances, on March 9, 2016, the Board of Directors approved the issuance of up to 12,000 Vendor Shares to a vendor of the Company as additional consideration for services rendered. The Vendor Shares vest in twelve equal monthly installments. The issuance of the Vendor Shares is exempt from the registration requirements of the 1933 Act in accordance with Section 4(a)(2) of the 1933 Act.

Following the conversion of the Series A Preferred and the issuance of the Exchange Shares and Vendor Shares, the Company will have approximately 46.9 million shares of Common Stock outstanding.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015.

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

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description

2.1	Merger Agreement and Plan of Reorganization by and among The Best One, Inc., Tiger Media, Inc., TBO Acquisition, LLC, and Derek Dubner, solely in his capacity as representative, dated December 14, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 6-K filed December 18, 2014).

2.2	First Amendment to Merger Agreement and Plan of Reorganization by and among The Best One, Inc., Tiger Media, Inc., TBO Acquisition, LLC, and Derek Dubner, solely in his capacity as representative, dated December 18, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 6-K filed December 18, 2014).

2.3	Second Amendment to Merger Agreement and Plan of Reorganization by and among The Best One, Inc., Tiger Media, Inc., TBO Acquisition, LLC, and Derek Dubner, solely in his capacity as representative, dated February 13, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 6-K filed on February 13, 2015).

2.4	Asset Purchase Agreement by and between Tiger Media, Inc. and Symbol Media (incorporated by reference to Exhibit 99.2 of the Schedule 13D filed by Tan Wei Han on June 26, 2013).

2.5	Agreement and Plan of Merger dated as of November 16, 2015, by and among IDI, Inc., Fluent, Inc., the existing stockholders of Fluent, Inc., Fluent Acquisition I, Inc., Fluent Acquisition II, LLC and Ryan Schulke, solely in his capacity as representative of Sellers. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 19, 2015).***

2.6	Amendment No. 1 to Agreement and Plan of Merger dated December 8, 2015, by and among IDI, Inc., Fluent, Inc., the existing stockholders of Fluent, Inc., Fluent Acquisition I, Inc., Fluent Acquisition II, LLC and Ryan Schulke, solely in his capacity as representative of Sellers (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed December 10, 2015).***

3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 26, 2015).

3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 26, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2015).

3.4	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed March 26, 2015).

3.5	Certificate of Ownership and Merger Merging IDI, Inc., a Delaware corporation, with and into Tiger Media, Inc., a Delaware Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2015).

3.6	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 19, 2015).

3.7	Amendment to Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 17, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form S-3 filed July 10, 2015).

4.2	Warrant issued to Intracoastal Capital, LLC, as amended, dated July 23, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015).

4.3	Securities Purchase Agreement dated as of November 16, 2015, by and between IDI, Inc. and Frost Gamma Investments Trust (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 19, 2015).

Exhibit No.	Description

4.4	Warrant issued to Frost Gamma Investments Trust, dated as of November 16, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 19, 2015).

4.5	Stock Purchase Agreement dated as of November 16, 2015, by and between IDI, Inc. and Frost Gamma Investments Trust (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 19, 2015).

4.6	Warrant issued to Whitehorse Finance, Inc., dated as of December 8, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 10, 2015).

4.7	Warrant issued to H.I.G. Whitehorse SMA ABF, Inc., dated as of December 8, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 10, 2015).

4.8	Warrant issued to Whitehorse Holdings II, LLC, dated as of December 8, 2015 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 10, 2015).

4.9	Promissory Note made by IDI, Inc. in favor of Frost Gamma Investments Trust, dated as of December 8, 2015, with accompanying Fee Letter (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 10, 2015).

4.10	Promissory Note made by IDI, Inc. in favor of Michael Brauser, dated as of December 8, 2015, with accompanying Fee Letter (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed December 10, 2015).

4.11	Promissory Note made by IDI, Inc. in favor of Barry Honig, dated as of December 8, 2015, with accompanying Fee Letter (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed December 10, 2015).

4.12	Subordination Agreement, dated December 8, 2015, by and among IDI, Inc., Fluent, LLC, substantially all of the direct and indirect subsidiaries of IDI, Inc., Frost Gamma Investments Trust, Michael Brauser, Barry Honig, and Whitehorse Finance, Inc. (incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed December 10, 2015).

4.13	Stockholders’ Agreement, dated as of December 8, 2015, by and among IDI, Inc., the selling stockholders of Fluent, Inc., Frost Gamma Investments Trust, James Reilly, Derek Dubner, Marlin Capital Investments, LLC, and Michael Brauser. (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed December 10, 2015).

4.14	Registration Rights Agreement, dated as of December 8, 2015, by and among IDI, Inc. and the selling stockholders of Fluent, Inc. (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed December 10, 2015).

10.1	Tiger Media, Inc. (fka SearchMedia Holdings Limited) Amended and Restated 2008 Share Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K dated November 5, 2009 (File No. 333-158336)).+

10.2	Amendment to Tiger Media, Inc. Amended and Restated 2008 Share Incentive Plan effective September 13, 2011 (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 20-F dated April 19, 2013 (File No. 333-158336)).+

10.3	Amendment to Tiger Media, Inc. Amended and Restated 2008 Share Incentive Plan effective December 14, 2012 (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 20-F dated April 19, 2013 (File No. 333-158336)).+

10.4	Tiger Media, Inc. Form of Stock Option Agreement for Employees (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 20-F dated April 19, 2013 (File No. 333-158336)).+

10.5	Tiger Media, Inc. Form of Stock Option Agreement for Non-Employees (incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 20-F dated April 19, 2013 (File No. 333-158336)).

10.6	Amendment to the Tiger Media, Inc. Amended and Restated 2008 Share Incentive Plan effective December 17, 2013 (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 20-F dated March 31, 2014 (File No. 333-158336)).+

10.7	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2015).

10.8	Employment Agreement dated as of November 16, 2015 between IDI, Inc. and Michael Brauser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2015).+

10.9	Employment Agreement dated as of September 30, 2014 between The Best One, Inc. and Derek Dubner, as amended by that certain amendment to Employment Agreement dated as of March 17, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 26, 2015).+

Exhibit No.	Description

10.10	Second Amendment to Employment Agreement dated as of November 16, 2015 between IDI, Inc. and Derek Dubner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 19, 2015).+

10.11	Employment Agreement dated as of October 2, 2014 between The Best One, Inc. and James Reilly, as amendment by that certain amendment to Employment Agreement dated as of March 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2015). +

10.12	Second Amendment to Employment Agreement dated as of November 16, 2015 between IDI, Inc. and James Reilly (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 19, 2015).+

10.13	Restricted Stock Unit Agreement dated as of September 30, 2014 between Derek Dubner and The Best One, Inc., (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 26, 2015).+

10.14	Securities Purchase Agreement dated as of July 23, 2015 between IDI, Inc. and Intercoastal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015).

10.15	Placement Agent Agreement dated July 23, 2015 between IDI, Inc. and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 28, 2015).

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).

10.17	Form of Restricted Stock Unit Agreement with three year vesting, under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015). +

10.18	Form of Restricted Stock Unit Agreement with four year vesting, under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015). +

10.19	Form of Stock Option Agreement under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015). +

10.20	Business Consulting Services Agreement dated October 13, 2014, between The Best One, Inc. and Marlin Capital Investments, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed April 15, 2015).

10.21	Form of Non-Plan Restricted Stock Unit Agreement dated as of September 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on August 14, 2015).

10.22	Form of Non-Plan Restricted Stock Unit Agreement dated as of October 2, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on August 14, 2015).

10.23	Contract for Services dated as of August 24, 2015 between IDI, Inc. and DAB Management Group Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015).

10.24	2015 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015).

10.25	Credit Agreement dated December 8, 2015, by and among the Company, Fluent Acquisition I, Inc., Fluent, Inc., and Fluent Acquisition II, LLC (now known as Fluent, LLC), the persons party thereto from time to time as guarantors, the financial institutions party thereto from time to time as lenders, and Whitehorse Finance, Inc., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2015).

10.26	Employment Agreement dated as of July 21, 2014 between Tiger Media, Inc. and Jacky Wang.*+

21.1	Subsidiaries of IDI.*

23.1	Consent of Grant Thornton.*

23.2	Consent of RBSM LLP*

23.3	Consent of EisnerAmper LLP*

31.1

Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Interim Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Consolidated Financial Statements of Fluent, Inc. for the period from January 1, 2015 through December 8, 2015.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
***	Schedules and similar attachments to the Agreement and Plan of Merger, dated November 16, 2015, by and among IDI, Inc., Fluent, Inc., the existing stockholders of Fluent, Inc., Fluent Acquisition I, Inc., Fluent Acquisition II, LLC and Ryan Schulke, solely in his capacity as representative of Sellers, and Amendment No. 1 to Agreement and Plan of Merger dated December 8, 2015, by and among IDI, Inc., Fluent, Inc., the existing stockholders of Fluent, Inc., Fluent Acquisition I, Inc., Fluent Acquisition II, LLC and Ryan Schulke, solely in his capacity as representative of Sellers, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish on a supplemental basis a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2016		IDI, INC.

	By:	/s/ Michael Brauser
Michael Brauser
Executive Chairman

	By:	/s/ Aaron Solomon
Aaron Solomon
Interim Chief Financial Officer

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Brauser	Executive Chairman	March 18, 2016
Michael Brauser	(Principal Executive Officer)

/s/ Phillip Frost	Vice Chairman	March 18, 2016
Dr. Phillip Frost

/s/ Derek Dubner	Chief Executive Officer and Director	March 18, 2016
Derek Dubner

/s/ Aaron Solomon	Interim Chief Financial Officer	March 18, 2016
Aaron Solomon	(Principal Financial Officer)

/s/ Jacky Wang	Chief Accounting Officer	March 18, 2016
Jacky Wang	(Principal Accounting Officer)

/s/ Steven D. Rubin	Director	March 18, 2016
Steven D. Rubin

/s Ryan Schulke	Director	March 18, 2016
Ryan Schulke

/s/ Robert N. Fried	Director	March 18, 2016
Robert N. Fried

/s/ Peter Benz	Director	March 18, 2016
Peter Benz

/s/ Robert Swayman	Director	March 18, 2016
Robert Swayman

/s/ Donald Mathis	Director	March 18, 2016
Donald Mathis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

IDI, Inc.

We have audited the internal control over financial reporting of IDI, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Fluent LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 94 and 72 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. As indicated in Management’s Report, Fluent LLC was acquired on December 8, 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Fluent LLC.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The material weakness related to lack of appropriate controls over non-routine transactions has been identified and included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2015 annual report on Form 10-K.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 18, 2016.

We do not express an opinion or any other form of assurance on management’s remediation plans for the identified material weakness.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

IDI, Inc.

We have audited the accompanying consolidated balance sheet of IDI, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDI, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 related to the accounting for debt issuance costs which are presented in the consolidated balance sheet as a direct deduction from the carrying amount of the debt liability. As also discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 related to the accounting for deferred taxes which are classified as noncurrent on the consolidated balance sheet.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2016 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IDI HOLDINGS, LLC

We have audited the accompanying consolidated balance sheet of IDI HOLDINGS, LLC. (formerly known as The Best One, Inc.) as of December 31, 2014, and the related consolidated statement of operations, statement of shareholders’ equity and cash flows for the period from September 22, 2014 (inception) through December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDI HOLDINGS, LLC as of December 31, 2014, and the results of its operations and its cash flows for the period from September 22, 2014 (Inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York

March 18, 2016

IDI, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$13,462	$5,996

Accounts receivable, net of allowance for doubtful accounts of $318 and $105 at December 31, 2015 and 2014, respectively	21,224	295
Prepaid expenses and other current assets	2,931	292

Total current assets	37,617	6,583
Property and equipment, net	1,062	301
Intangible assets, net	87,445	796
Goodwill	161,753	5,227
Other non-current assets	1,315	38
Deferred tax assets	—	370

Total assets	$289,192	$13,315

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Trade accounts payable	$8,863	$86
Accrued expenses and other current liabilities	9,160	656
Amounts due to related parties	—	302
Deferred revenue	783	164
Current portion of long-term debt	2,250	—

Total current liabilities	21,056	1,208
Long-term debt, net	48,668	—
Deferred tax liabilities	13,573	—

Total liabilities	83,297	1,208

Shareholders’ equity: (1)
Convertible Series A Preferred shares—$0.0001 par value 10,000,000 shares authorized, 4,871,802 and 4,965,302 shares issued and outstanding on December 31, 2015 and 2014, respectively	—	—
Convertible Series B Preferred shares—$0.0001 par value 10,000,000 shares authorized, 450,962 shares issued and outstanding on December 31, 2015	—	—
Common shares—$0.0005 par value 200,000,000 shares authorized, 15,709,786 and 6,597,155 shares issued and outstanding on December 31, 2015 and 2014, respectively	8	3
Additional paid-in capital	291,032	12,714
Accumulated other comprehensive loss	—	—
Accumulated deficit	(85,145)	(610)

Total shareholders’ equity	205,895	12,107

Total liabilities and shareholders’ equity	$289,192	$13,315

(1)	All share data for all periods have been retroactively restated to reflect IDI’s 1-for-5 reverse stock split, which was effective on March 19, 2015.

See notes to consolidated financial statements

IDI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2015	2014 (2)
Revenue	$14,091	$817

Cost of revenues (exclusive of depreciation and amortization)	10,253	337

Gross profit	3,838	480
Operating expenses:
Sales and marketing expenses	2,925	325
General and administrative expenses	44,472	915
Depreciation and amortization	841	17

Loss from operations	(44,400)	(777)

Other income/(expense)
Interest expense, net	(468)	—
Contingent earn out costs	(14,300)	—

Total other expense	(14,768)	—

Loss from continuing operations before income taxes	(59,168)	(777)

Income taxes	(16,583)	(167)

Net loss from continuing operations	(42,585)	(610)
Discontinued operations
Pretax loss from operations of discontinued operations	(1,236)	—
Pretax loss on disposal of discontinued operations	(41,095)	—
Income taxes	127	—

Net loss from discontinued operations	(42,458)	—
Less: Non-controlling interests	(508)	—

Net loss from discontinued operations attributable to IDI	(41,950)	—

Net loss attributable to IDI	$(84,535)	$(610)

Loss per share
Basic and diluted (1)
Continuing operations	$(3.27)	$(0.14)
Discontinued operations	(3.22)	—

	$(6.48)	$(0.14)

Weighted average number of shares outstanding -
Basic and diluted (1)	13,036,082	4,501,041
Comprehensive loss:
Net loss attributable to IDI, Inc.	$(84,535)	$(610)
Foreign currency translation adjustment:
Unrealized	(130)	—
Realized upon the disposal of discontinued operations	130	—

Net comprehensive loss	$(84,535)	$(610)

(1)	All share data for all periods have been retroactively restated to reflect IDI’s 1-for-5 reverse stock split, which was effective on March 19, 2015. Earnings per share tables may contain summation differences due to rounding.
(2)	As IDI Holdings, LLC, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, the comparative figures for the corresponding period in 2014 were from the date of inception through December 31, 2014.

See notes to consolidated financial statements

IDI, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Convertible Series A Preferred shares		Convertible Series B Preferred shares		Common shares
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interests	Total Shareholders’ equity

Balance as at September 22, 2014 (inception)	—	$—	—	$—	1,000,001	$—	$—	$—	$—	$—	$—
Issuance of shares, net of offering costs	4,965,302	—	—	—	5,312,709	3	12,691	—	—	—	12,694
Issuance of common shares as a result of acquisition	—	—	—	—	284,445	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	—	—	(610)	—	(610)

Balance as at December 31, 2014	4,965,302	—	—	—	6,597,155	3	12,714	—	(610)	—	12,107
Issuance of common shares as a result of the reverse acquisition	—	—	—	—	7,291,299	4	44,108	—	—	—	44,112
Additions as a result of the reverse acquisition	—	—	—	—	—	—	—	—	—	425	425
Vesting of restricted stock units	—	—	—	—	382,300	—	—	—	—	—	—
Issuance of common shares upon cashless exercise of warrants	—	—	—	—	20,122	—	—	—	—	—	—
Issuance of common shares upon a direct offering to an institutional investor, net of issuance costs of $600	—	—	—	—	1,280,410	1	9,399	—	—	—	9,400
Issuance of Series B Preferred upon sales of securities to certain investors, net of issuance costs of $220	—	—	149,925	—	—	—	49,780	—	—	—	49,780
Issuance of Series B Preferred related to bridge loans	—	—	1,000	—	—	—	413	—	—	—	413
Issuance of Series B Preferred in relation to Fluent acquisition	—	—	300,037	—	—	—	123,766	—	—	—	123,766
Conversion of Series A Preferred shares into common shares	(93,500)	—	—	—	93,500	—	—	—	—	—	—
Issuance of common shares to vendors for services rendered	—	—	—	—	45,000	—	433	—	—	—	433
Share-based compensation expense	—	—	—	—	—	—	34,533	—	—	—	34,533
Contingent earn out costs	—	—	—	—	—	—	14,300	—	—	—	14,300
Net loss attributable to IDI	—	—	—	—	—	—	—	—	(84,535)	—	(84,535)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	(508)	(508)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(130)	—	—	(130)
Changes as a result of the disposal of discontinued operations	—	—	—	—	—	—	—	130	—	83	213
Issuance of warrants in relation to the term loan	—	—	—	—	—	—	1,586	—	—	—	1,586

Balance as at December 31, 2015	4,871,802	$—	450,962	$—	15,709,786	$8	$291,032	$—	$(85,145)	$—	$205,895

(1)	All share data for all periods have been retroactively restated to reflect IDI’s 1-for-5 reverse stock split, which was effective on March 19, 2015.
(2)	As IDI Holdings, LLC, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, the financial figures for the corresponding period in 2014 were from the date of inception through December 31, 2014.

See notes to consolidated financial statements

IDI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2015	2014 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to IDI	$(84,535)	$(610)
Less: Loss from discontinued operations, net of tax	(41,950)	—

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	841	17
Non-cash interest expenses and amortization of debt issuance costs	151	—
Share-based compensation expense	33,714	23
Non-cash expenses in relation to the services provided	446	—
Non-cash contingent earn out costs	14,300	—
Provision for bad debts	213	105
Deferred income tax expenses	(16,460)	(270)
Changes in assets and liabilities of continuing operations, net of the effects of acquisition:
Accounts receivable	(893)	(138)
Prepaid expenses and other current assets	(1,574)	(139)
Other non-current assets	(513)	(38)
Accounts payable and accrued expenses	1,784	500
Amounts due to related parties	(66)	52
Deferred revenue	306	24

Net cash used in operating activities from continuing operations	(10,336)	(474)
Net cash used in operating activities from discontinued operations	(337)	—

Net cash used in operating activities	(10,673)	(474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(662)	(85)
Purchase of intangible assets	(250)	(27)
Capitalized costs included in intangible assets	(3,065)	(186)
Proceeds from reverse acquisition	3,569	—
Acquisitions, net of cash acquired	(93,276)	(5,926)

Net cash used in investing activities from continuing operations	(93,684)	(6,224)
Net cash used in investing activities from discontinued operations	(121)	—

Net cash used in investing activities	(93,805)	(6,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	59,180	12,694
Proceeds for debt obligations	55,000	—
Debt costs	(2,236)	—

Net cash provided by financing activities	111,944	12,694

Net increase in cash and cash equivalents	$7,466	$5,996
Cash and cash equivalents at beginning of period	5,996	—

Cash and cash equivalents at end of period	$13,462	$5,996

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$3	$—
Cash received for income taxes refund	$123	$—
Share-based compensation expenses capitalized as intangible assets	$363	$—
Fair value of shares issued for acquisitions
- the reverse acquisition with Tiger media	$44,112	$—
- Fluent acquisition	$123,766	$—
Warrants issued in relation to the term loan	$1,586	$—
Series B preferred issued in relation to the bridge loans	$413	$—

(1)	As IDI Holdings, LLC, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, the comparative figures for the corresponding period in 2014 were from the date of inception through December 31, 2014.

See notes to consolidated financial statements

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities and organization

(a) Principal activities

IDI, Inc. (“we”, “us”, “our”, “IDI”, or the “Company”), a Delaware corporation, formerly known as Tiger Media, Inc. (“Tiger Media”), is a data and analytics company providing information and marketing solutions to businesses in a variety of industries. Through powerful analytics, we transform data into intelligence, in a fast and efficient manner, so that our clients can spend their time on what matters most – running their organizations with confidence. Through leading-edge, proprietary technology and a massive data repository, our data and analytical solutions harness the power of data fusion, uncovering the relevance of disparate data points and converting them into comprehensive and insightful views of people, businesses, assets and their interrelationships. We empower clients across markets and industries to better execute all aspects of their business.

The Company serves the risk management and the consumer marketing industries through its consolidated subsidiaries, Interactive Data, LLC and Fluent, LLC, respectively. Interactive Data provides information solutions to a broad and diverse set of industries including financial services, insurance, healthcare, corporate risk, law enforcement, government, collections, retail, and legal, for purposes including identity verification, location, due diligence, risk management, prevention and detection of fraud and abuse, legislative compliance, and debt recovery. Fluent provides people-based, digital marketing solutions to leading consumer brands and direct marketers utilizing Fluent’s proprietary audience data and technology to enable marketers to acquire their best customers, with precision, at a massive scale. We provide our services to organizations in the United States.

IDI was previously engaged in the provision of advertising services in the out-of-home advertising industry in China. On June 30, 2015, the Company’s Board of Directors approved the plan to discontinue its Advertising Business (defined below). As of December 31, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business.

(b) Organization

Tiger Media

On October 30, 2009, Tiger Media, formerly known as SearchMedia Holdings Limited (“SearchMedia Holdings”), completed the acquisition of all the issued and outstanding shares and warrants of SearchMedia International Limited (“SearchMedia International”). On December 14, 2012, SearchMedia Holdings changed its name to Tiger Media, Inc., a Cayman Islands exempted company.

TBO

The Best One, Inc. (“TBO”) is a holding company incorporated on September 22, 2014 in the State of Florida, which was formed to be engaged in the acquisition of operating businesses and the acquisition and development of valuable and proprietary technology assets across various industries. On October 2, 2014, TBO acquired 100% of the membership interests of Interactive Data, LLC (“Interactive Data”), a Georgia limited liability company and Interactive Data became a wholly-owned subsidiary of TBO (“Interactive Data Acquisition”). TBO accounted for the acquisition as a forward merger with TBO as both the legal and accounting acquirer. It was concluded that Interactive Data was not the predecessor accounting entity. Interactive Data is a data solutions provider, historically delivering data products and services to the Accounts Receivable Management (“ARM”) industry for location and identity verification, legislative compliance and debt recovery.

TBO Merger with Tiger Media

On March 21, 2015 (the “Effective Date of TBO Merger”), Tiger Media and TBO Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Tiger Media (“TBO Merger Sub”), completed a merger (the “TBO Merger”) with TBO, pursuant to the terms and conditions of the Merger Agreement and Plan of Reorganization, as amended (the “TBO Merger Agreement”) dated as of December 14, 2014, by and among Tiger Media, TBO Merger Sub, TBO, and Derek Dubner, solely in his capacity as representative of the TBO shareholders.

Before the TBO Merger, on March 19, 2015, Tiger Media effected a one-for-five reverse stock split (the “Reverse Split”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of Tiger Media’s ordinary shares. Except for de minimus adjustments for the treatment of fractional shares, the Reverse Split did not have any dilutive effect on Tiger

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

Media shareholders and the relative voting and other rights that accompany the shares were not affected by the Reverse Split. In addition, the proportion of shares owned by shareholders relative to the number of shares authorized for issuance remained the same because the authorized number of shares were decreased in proportion to the Reverse Split from 1,000,000,000 shares to 200,000,000 shares. The authorized number of preferred shares were not affected by the Reverse Split and remain at 10,000,000 preferred shares. Also before the Merger, on March 20, 2015, Tiger Media completed its domestication from the Cayman Islands to Delaware as a Delaware corporation (the “Domestication”). Following the Domestication and the Reverse Split, on March 21, 2015, TBO merged into TBO Merger Sub, with TBO Merger Sub continuing as the surviving company and a wholly-owned subsidiary of Tiger Media.

On April 8, 2015, TBO Merger Sub’s entity name was changed to IDI Holdings, LLC (“IDI Holdings”), which is a wholly owned subsidiary of the Company. On April 30, 2015, Tiger Media changed its name to IDI, Inc.

For accounting purposes, the Company recognized the TBO Merger in accordance with Accounting Standards Codification (“ASC”) Topic 805-40, Reverse Acquisitions. Accordingly, the Company has been recognized as the accounting acquiree in the TBO Merger, with IDI Holdings being the accounting acquirer, and the Company’s consolidated financial statements for the reporting periods from January 1, 2015 through March 21, 2015 being those of IDI Holdings, rather than those of the Company. The Company’s consolidated financial statements for the periods since March 22, 2015, the day after which the TBO Merger was consummated, recognize Tiger Media and IDI Holdings as a consolidated group for accounting and reporting purposes, albeit with a carryover capital structure inherited from Tiger Media (attributable to the legal structure of the transaction).

Disposal of Advertising Business

As a result of the TBO Merger, and although it was the Company’s intention to continue to operate and further develop its Advertising Business (as defined below) both in China and the United States as of the Effective Date of TBO Merger, on June 30, 2015, in connection with the continuing shift in IDI’s focus towards the data fusion industry via its consolidated subsidiaries, the Company’s Board of Directors approved a plan under which the Company discontinued the operations of its Chinese and British Virgin Islands based subsidiaries (collectively, the “Advertising Business”). The purpose of the plan is to focus the Company’s resources on the data fusion industry, where the Company believes the opportunities for future growth are substantially greater. Additionally, due to the continuing negative cash flow from operations of the Advertising Business, the Company elected not to invest further in this business. As of December 31, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business.

Fluent Acquisition

On November 16, 2015, the Company entered into an Agreement and Plan of Merger (the “Fluent Merger Agreement”) by and among the Company, Fluent Acquisition I, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Fluent Merger Sub”), Fluent Acquisition II, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Fluent Merger Co”), Fluent, Inc., a Delaware corporation (“Fluent Inc”), the sellers of the Company (each, a “Seller” and collectively, the “Sellers”), and Ryan Schulke, as the representative of each Seller.

On December 8, 2015 (the “Effective Date of Fluent Acquisition”), the Company completed the acquisition of Fluent Inc (the “Fluent Acquisition”), pursuant to the Fluent Merger Agreement.

On December 9, 2015, Fluent Merger Co, the surviving entity during the Fluent Acquisition, changed its name to Fluent LLC (“Fluent”). IDI is the legal and accounting acquirer of the Fluent Acquisition. Fluent is a leader in people-based digital marketing and customer acquisition.

Refer to Note 4 – Acquisitions and Note 5 – Discontinued Operations to the consolidated financial statements for the details of the acquisitions and disposal of Advertising Business, respectively.

2. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The Company reported net loss of $42,585 and $610 from continuing operations, net loss of $41,950 and $0 from discontinued operations for the years ended December 31, 2015 and 2014, respectively, and net cash used in operating activities of $10,673 and $474 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company had an accumulated deficit of $85,145.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

As of December 31, 2015, the Company had available cash of approximately $13.5 million, an increase of $7.5 million, or 125%, from $6.0 million as of December 31, 2014. Based on projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful receivables, useful lives of property and equipment and intangible assets, recoverability of the carrying amount of property and equipment, goodwill and intangible assets, valuation of assets and liabilities acquired in a business combination, and the assessment of contingent obligations. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(c) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

The Company’s cash and bank deposits were held in major financial institutions located in the United States, which management believes have high credit ratings. The cash and bank deposits held in the United States, denominated in USD, amounted to $13,462 and $5,996 as of December 31, 2015 and 2014, respectively.

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

(d) Accounts receivable

Accounts receivable are due from customers and are generally unsecured, which consist of amounts earned but not yet collected. None of the Company’s accounts receivable bear interest.

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on reviews of customer-specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The amount of the allowance for doubtful accounts was $318 and $105 as of December 31, 2015 and 2014, respectively.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(e) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Expenditures for maintenance, repairs, and minor renewals are charged to expense in the period incurred. Betterments and additions are capitalized. Property and equipment are depreciated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. The estimated useful lives of property and equipment are as follows:

Computer and network equipment	5-7 years
Furniture, fixtures and office equipment	3-5 years
Leasehold improvements	4-7 years

When items of property and equipment are retired or otherwise disposed of, loss/income is charged or credited for the difference between the net book value and proceeds received thereon.

(f) Business combination

The Company record the acquisitions pursuant to ASC 805 – Business Combinations. We allocate the fair value of purchased consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values.

The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired intangible assets, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

(g) Intangible assets other than goodwill

The Company’s intangible assets are initially recorded at the capitalized actual costs incurred, their acquisition cost, or fair value if acquired as part of a business combination, and amortized on a straight line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. The Company’s intangible assets represent purchased intellectual property and related litigation costs, software developed for internal use, customer relationship, trademarks, domain names, database and non-competition agreement, including those resulted from the acquisitions. Intangible assets have an estimated useful lives of 3-20 years.

In accordance with ASC Topic 350-40, “Software — internal use software”, the Company capitalizes eligible costs, including salaries and staff benefits, share-based compensation expenses, traveling expenses incurred by relevant employees, and other relevant costs of developing internal-use software that are incurred in the application development stage when developing or obtaining software for internal use. The Company begins the amortization of those costs when the products become commercially viable.

(h) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting. As of December 31, 2015, the goodwill balance relates to the October 2, 2014 acquisition of Interactive Data by IDI Holdings, and the Fluent Acquisition effective on December 8, 2015.

In accordance with ASC Topic 350, “Intangibles - Goodwill and Other”, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value.

On October 1, 2015, we performed a quantitative Step One assessment. A quantitative Step One assessment involved determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

goodwill exceeds its estimated fair value, we will perform a quantitative Step Two assessment. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. The results of our Step One assessment proved that the estimated fair value of the Company exceed its carrying value, and therefore a Step Two assessment was not performed. We concluded that goodwill was not impaired as of December 31, 2015 and 2014.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values.

(i) Impairment of long-lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC Topic 360-10-15, “Impairment or Disposal of Long-Lived Assets”. In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC Topic 360-10-15. To the extent that estimated future undiscounted cash inflows attributable to the asset, less estimated future undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. The Company evaluated its long-lived assets for recoverability and determined no impairment was necessary.

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying value of assets can be supported by the undiscounted future cash flows. In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, gross margin percentages and terminal growth rates. We concluded that there was no impairment on our long-lived assets as of December 31, 2015 and 2014.

(j) Fair value of financial instruments

ASC Topic 820, “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

• Level 1 –	defined as observable inputs such as quoted prices in active markets;

• Level 2 –	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

• Level 3 –	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the Company’s cash and cash equivalents, receivables and payables, including the current portion of long-term debt approximate their carrying amount because of the short-term nature of these instruments. The long-term debt outstanding as of December 31, 2015 represented the term loan and bridge loans on December 8, 2015. As analysed in Note 11, we regard the fair value of the long-term debt to approximate their carrying amounts as of December 31, 2015. Refer to Note 11 for the analysis of long-term debt.

(k) Revenue recognition

The Company provides information services and performance marketing services, and generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or a service has been rendered, the price is fixed or determinable and collection is reasonably assured.

Information services revenue is generated from the risk management industry and consumer marketing industry. Information service revenue generated from the risk management industry is generally recognized on (a) a transactional basis determined by the customers’

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

usage, (b) a monthly fee or (c) a combination of both. Revenues pursuant to contracts containing a monthly fee are recognized ratably over the contract period, which is generally 1 year. Revenues pursuant to transactions determined by the customers’ usage are recognized when the transaction is complete. Information service revenue generated from consumer marketing industry is generally recognized when the leads are delivered, in accordance with terms detailed in the agreements. These terms typically call for a transactional unit price per lead delivered based on predefined qualifying conditions (most significant, each user must be validated). Additional revenues are generated through revenue-sharing agreements with marketers who email offers to users provided by the Company from its owned and operated sites.

Performance marketing revenue is recognized when the conversions are generated based on predefined user actions (for example, a click, a registration, an app install or a coupon print) subject to certain qualifying conditions (most significant, each user must be validated), in accordance with terms detailed in advertiser agreements and/or the attendant insertion orders. These terms typically call for a specific transactional unit price per conversion generated.

These leads and user actions mentioned above are tracked in real time by the Company’s systems, reported, recorded, and regularly reconciled against advertiser data either in real time or at various contractually defined periods, whereupon the number of qualified leads during such specified period are finalized and adjustments, if any, to revenue are made.

Costs associated with separately priced customer service contracts are expensed as incurred.

Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheets, and are recognized as revenue when the services are rendered. As of December 31, 2015, deferred revenue totaled $783, all of which is expected to be realized in 2016.

(l) Cost of revenues (exclusive of depreciation and amortization)

Cost of revenues, consist primarily of data acquisition costs, media costs paid to publishers and other costs.

(m) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $388 and $38 for the years ended December 31, 2015 and 2014, respectively.

(n) Share-based payments

The Company accounts for share-based payments to employees in accordance with ASC Topic 718, “Compensation—Stock Compensation”. Under ASC Topic 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, the compensation expense is based on the grant-date fair value of the award, the number of shares ultimately expected to vest and the vesting period.

The Company accounts for share-based payments to non-employees in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. Under ASC Topic 505-50, share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. In the event that the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued by the Company.

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

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in income in the period that the change in tax rates or laws is enacted. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies ASC Topic 740, “Income Taxes”. ASC 740 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s accounting policy is to accrue interest and penalties related to uncertain tax positions, if and when required, as interest expense and a component of other expenses, respectively, in the consolidated statements of operations.

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

(r) Segment reporting

The Company has two operating segments, Information Services and Performance Marketing, as defined by ASC Topic 280, “Segment Reporting”. As of December 31, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business, and related operations of results were recorded as discontinued operations.

(s) Significant concentrations and risks

Concentration of Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2015 and 2014, all of the Company’s cash and cash equivalents were deposited in financial institutions located in the United States, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

Concentration of Customers

During the year ended December 31, 2015, the Company recognized revenue from one major customer, accounting for 14% of the total revenue. Such customer, however, manages the ad platforms of leading search engines and represents a consortium of advertisers, which limits overall concentration risk. During the year ended December 31, 2014, there was no individual customer that accounted for more than 10% of the total revenue.

As of December 31, 2015, the same customer as mentioned above, accounted for 17% of the Company’s accounts receivable, while no customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2014.

Concentration of Suppliers

One media supplier accounted for 11% of the total cost of revenues during the year ended December 31, 2015. Four data suppliers accounted for 30%, 19%, 11% and 11% of the total cost of revenues during the years ended December 31, 2014.

As of December 31, 2015, two media suppliers accounted for 16% and 12% of the Company’s total trade accounts payable, while as of December 31, 2014, four data suppliers accounted for 40%, 22%, 15% and 14% of the Company’s total trade accounts payable.

(t) Recently issued accounting standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. On July 9, 2015, FASB approved the proposal to defer the effective date of ASU 2014-09 by one year. Early adoption is permitted as of the original effective date of December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein. We do not plan to early adopt ASU 2014-09 and we plan to have a preliminary assessment of its impact on our Consolidated Financial Statements in late 2016.

In June 2014, FASB issued ASU No. 2014-12 (“ASU 2014-12”), “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Earlier adoption is permitted. The amendments can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards. We will apply the ASU prospectively and do not expect the adoption to have an impact on our Consolidated Financial Statements.

In August 2014, FASB issued ASU No. 2014-15 (“ASU 2014-15”), “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on our Consolidated Financial Statements will be material.

In January 2015, FASB issued ASU No. 2015-01 (“ASU 2015-01”), “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU eliminates from US GAAP the concept of extraordinary items. Reporting entities will not have to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company will be required to adopt ASU 2015-01 no later than the quarter beginning January 1, 2016 and does not expect that this ASU will have a significant impact on its consolidated financial position and results of operations.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

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

In April 2015, FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis. The Company has adopted this standard for the year ended December 31, 2015. As of December 31, 2015, debt issuance costs of $4,178 in total were recorded as a deduction of long-term debts.

In September 2015, FASB issued ASU No. 2015-16 (“ASU 2015-16”), “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statement that have not been issued. We plan to adopt ASU 2015-16 in 2016 and we do not expect it will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ”, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. We early adopted this standard in the fourth quarter of 2015 retrospectively, and classified our deferred taxes as noncurrent.

Except for the ASUs above, for the year ended December 31, 2015, other ASUs are not expected to have a material impact on the consolidated financial statements upon adoption.

3. Loss per share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the years ended December 31, 2015 and 2014. The information related to basic and diluted loss per share is as follows:

(In thousands)	Year Ended December 31,
	2015	2014 (1)
Numerator:
Net loss from continuing operations	$(42,585)	$(610)
Net loss from discontinued operations attributable to IDI	(41,950)	—

Net loss	$(84,535)	$(610)
Denominator:

Weighted average shares outstanding - Basic and diluted	13,036,082	4,501,041

Loss per share: (2)
Basic and diluted:
Continuing operations	$(3.27)	$(0.14)
Discontinued operations	(3.22)	—

	$(6.48)	$(0.14)

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(1)	As IDI Holdings, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, the comparative financial figures for the year ended December 31, 2014 were from September 22, 2014, the date of inception, through December 31, 2014.
(2)	Earnings per share tables may contain summation differences due to rounding.

4. Acquisitions

Fluent Acquisition

To accelerate the Company’s strategy to apply its next generation data fusion technology to not only the risk management industry, but also as an advanced data analytics platform to the consumer marketing industry, as specified in Note 1(b) – Organization, on December 8, 2015, the Effective Date of Fluent Acquisition, the Company completed the acquisition of Fluent, pursuant to the terms and conditions of the Fluent Merger Agreement.

For accounting purposes, the Company recognized the Fluent Acquisition in accordance with ASC Topic 805 – Business Combinations. The Company’s consolidated financial statements for the year ended December 31, 2015 included Fluent’s operating results for the period from December 9, 2015 to December 31, 2015.

Under the acquisition method of accounting, the assets (including identifiable intangible assets) and liabilities of Fluent prior to the Fluent Acquisition as of the Effective Date were recorded at their respective fair values. Any excess of purchase price over the fair value of the net assets were recorded as goodwill. The Company’s financial statements issued after the Fluent Acquisition would reflect these fair values and would not be restated retroactively to reflect the historical financial position or results of operations of Fluent.

Pursuant to the Fluent Merger Agreement, the Company acquired 100% of the outstanding stock of Fluent from the Sellers of Fluent for the following considerations: (i) 300,037 shares, as adjusted, of the Company’s Series B Non-Voting Convertible Preferred Stock, par value $0.0001 (the “Series B Preferred”), convertible into 15,001,850 shares of the Company’s common stock, par value $0.0005 (the “Common Share,” and such shares of Common Share, the “Conversion Shares”) and (ii) Approximately $99.3 million in cash. The following table summarizes the preliminary purchase price allocation and the fair value of the net assets acquired and liabilities assumed (marked to market), and the resulting amount of goodwill in the acquisition of Fluent (the legal and accounting acquiree) at the Effective Date.

(In thousands)
Assets acquired:
Cash and cash equivalents	$6,013
Accounts receivable	20,250
Prepaid expenses and other current assets	691
Property and equipment	242
Intangible assets:
Customer relationship	30,875
Trademarks	16,357
Domain names	191
Developed technology	10,716
Database	25,052
Non-competition agreements	728

Total intangible assets	83,919
Other non-current assets	763
Deferred tax assets	1,868

113,746

Liabilities assumed:
Accounts payable and accrued expenses	10,792
Liability for employee incentive-based compensation plan	4,000
Deferred revenue	314
Deferred tax liabilities	32,111

47,217
Goodwill	156,526

Total consideration	$223,055

Including:
Cash consideration	$99,289
Fair value of Series B Preferred issued	123,766

Total consideration	$223,055

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

The intangible assets acquired are amortized on a straight-line basis over the estimated useful lives. The useful lives for customer relationship, trademarks, domain names, developed technology, database and non-competition agreements are 7 years, 20 years, 20 years, 5 years, 10 years, and 5 years, respectively.

Goodwill from the acquisition of Fluent principally relates to intangible assets that do not qualify for separate recognition, including the assembled workforce and synergy effects. Goodwill is not tax deductible for income tax purposes and was assigned to the Information Services and Performance Marketing reporting segments of $42,623 and $119,130, respectively.

The fair value of assets acquired and liabilities assumed from our acquisition of Fluent was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to the fair value of intangible assets, certain accrued liabilities, and income taxes. Measurement period adjustments will be applied to the period that the adjustment is identified in our consolidated financial statements.

The financial data of Fluent for the period from December 9, 2015 through December 31, 2015 is presented below:

(In thousands)	Period from December 9, 2015 to December 31, 2015
Revenue	$10,089
Loss from continuing operations	$(190)
Net loss	$(589)

Pro forma disclosure for acquisition (unaudited)

The following table includes the pro forma results for the years ended December 31, 2015 and 2014 of the combined companies as though the acquisition had been completed as of the beginning of the periods presented.

	Pro forma (unaudited)
	Year Ended December 31,
(In thousands)	2015	2014 (1)
Revenue	$148,863	$19,508
Loss from continuing operations	$(59,739)	$(35,403)
Net loss	$(87,575)	$(24,669)
Basic and diluted loss per share	$(6.72)	$(5.48)

(1)	As IDI Holdings, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, the combined comparative pro forma figures of both IDI and Fluent in 2014 were from September 22, 2014, the date of inception, through December 31, 2014.

In preparation of the unaudited pro forma financial data, for the year ended December 31, 2015, we included pro forma adjustments in relation to the additional acquired intangible assets amortization expenses and interest expenses of $9,412, and $6,906, respectively, and we also added back acquisition related costs, share-based compensation expenses, and the related net income tax benefit of $879, $2,553, and $4,381, respectively. For the period from September 22, 2014 through December 31, 2014, we included pro forma adjustments in relation to the additional acquired intangible assets amortization expenses, interest expenses, and share-based compensation expenses of $2,759, $2,015 and $32,386, respectively, and we also added back the related total net income tax benefit of $12,634.

The unaudited pro forma financial information is presented for information purposes only, which may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the periods presented.

TBO Merger with Tiger Media

To expand Tiger Media’s business into data and analytics industry, on March 21, 2015, the Effective Date of TBO Merger, Tiger Media and TBO Merger Sub, completed the merger with TBO, pursuant to the terms and conditions of the TBO Merger Agreement, as specified in Note 1(b) – Organization,

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

For accounting purposes, the Company recognized the TBO Merger in accordance with ASC Topic 805-40, “Reverse Acquisitions”. Accordingly, Tiger Media has been recognized as the accounting acquiree in relation to the Merger, with IDI Holdings being the accounting acquirer, and the Company’s consolidated financial statements for the reporting period from January 1, 2015 through March 21, 2015 being those of IDI Holdings, rather than those Tiger Media. The Company’s consolidated financial statements for the period since March 22, 2015, the day after which the Merger was consummated, recognize Tiger Media and IDI Holdings as a consolidated group for accounting and reporting purposes, albeit with a carryover capital structure inherited from Tiger Media (attributable to the legal structure of the transaction).

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

Under the reverse acquisition, the accounting acquiree, the Company, issued equity shares to the owners of the accounting acquirer, IDI Holdings. The consideration transferred by IDI Holdings for its interest in the Company is based on the number of equity interests IDI Holdings would have had to issue to give the owners of the Company the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the Company. Certain shareholders of IDI Holdings also have the right to receive additional shares subject to an earn-out (as mentioned in Note (13) below). The earn out conditions were deemed probable upon the effective date of the Fluent acquisition and because the measurement had closed, the Company recorded a $14,300 charge. The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed (marked to market), and the resulting amount of goodwill in the acquisition of Tiger Media (the accounting acquiree) at the Effective Date.

(In thousands)
Assets acquired:
Cash and cash equivalents	$3,569
Accounts receivable	1,808
Other current assets	326
Property and equipment	1,419
Intangible assets, net	4,280
Long-term deferred expenses	586

11,988

Liabilities assumed:
Accounts payable	(1,519)
Accrued expenses and other payables	(736)
Acquisition consideration payable	(464)
Amounts due to related parties	(124)
Deferred revenue	(80)

(2,923)

Non-controlling interests	(425)
Goodwill	35,472

Total consideration	$44,112

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

Goodwill from the acquisition principally relates to the assembled workforce and the synergy effects.

As all assets and liabilities related to the Advertising Business have been disposed as of December 31, 2015 for $0, no pro forma financial information was disclosed for the year ended December 31, 2015.

Interactive Data Acquisition

In order to enter the data and analytics industry, leveraging Interactive Data’s technology infrastructure to allow for penetration into the ARM marketplace, as specified in Note 1(b) – Organization, on October 2, 2014, IDI Holdings acquired 100% of the membership interests of Interactive Data for $6,320 of cash and 284,445 shares of common share. IDI Holdings accounted for the acquisition as a forward merger with IDI Holdings as both the legal and accounting acquirer. It was concluded that Interactive Data was not the predecessor accounting entity. For accounting purposes, the Company recognized the Interactive Data Acquisition in accordance with ASC Topic 805, “Business Combinations”. The Company’s consolidated financial statements for the year ended December 31, 2014 included Interactive Data’s operating results for the period from October 3, 2014 through December 31, 2014. The purchase price allocation is summarized as follows:

(In thousands)
Assets acquired:
Working capital, net	$426
Property and equipment, net	229
Intangible assets, net	339
Deferred tax assets	99
Goodwill	5,227

Total consideration	$6,320

5. Discontinued operations

As mentioned in Note 2 - Organization, on June 30, 2015, the Company’s Board of Directors approved the plan to discontinue the Advertising Business. The Company recognized the transactions in accordance with ASC Topic 205-20, “Discontinued Operations”. The Company has disposed of all assets and liabilities related to its Advertising Business, by the disposal of its equity interests in the Advertising Business to an independent third party in 2015 for $0.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

The following financial information presents the results of operations of the Advertising Business for the year ended December 31, 2015.

(In thousands)	Year Ended December 31, 2015
Revenue	$218

Pretax loss from operations of discontinued operations	$(1,236)
Pretax loss on disposal of discontinued operations	(41,095)
Income tax expenses	127
Less: Non-controlling interests	(508)

Net loss from discontinued operations	$(41,950)

Included in the net loss from discontinued operations, the Company recorded a loss on disposal of the Advertising Business of $41,095 for the year ended December 31, 2015, the majority of which are non-cash charges, pursuant to the following:

(In thousands)	Year Ended December 31, 2015
Write-off of goodwill	$(35,472)
Write-off of intangible assets	(4,080)
Write-off of long-term deferred assets	(517)
Lease agreements early termination compensation expenses	(1,211)
Employee severance compensation expenses	(191)
Gain on write-off of acquisition consideration payable	463
Loss on disposal of equity interests	(87)

Loss on disposal of discontinued operations	$(41,095)

6. Accounts receivable, net

Accounts receivable, net consist of the following:

	December 31, 2015	December 31, 2014
Accounts receivable	$21,542	$400
Less: Allowance for doubtful accounts	(318)	(105)

Total accounts receivable, net	$21,224	$295

Provision for bad debts of $213 and $105 was provided for the year ended December 31, 2015 and 2014, respectively.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

7. Property and equipment, net

Property and equipment, net consist of the following:

(In thousands)	December 31, 2015	December 31, 2014
Computer and network equipment	$562	$282
Furniture, fixtures and office equipment	544	31
Leasehold improvements	111	—

Total cost of property and equipment	1,217	313
Less: accumulated depreciation and amortization	(155)	(12)

Property and equipment, net	$1,062	$301

Depreciation of property and equipment of $143 and $17 for the years ended December 31, 2015 and 2014, respectively, were recorded in depreciation and amortization account.

8. Intangible assets, net

Intangible assets other than goodwill consist of the following:

(In thousands)	Weighted average amortization period	December 31, 2015	December 31, 2014
Gross amount:
Purchased IP and capitalized litigation costs	10 years	$1,659	$461
Software developed for internal use	3-10 years	2,571	341
Developed technology	5 years	10,716	—
Customer relationship	7 years	30,875	—
Trademarks	20 years	16,357	—
Domain names	20 years	191	—
Database	10 years	25,052	—
Non-competition agreements	5 years	728	—

		88,149	802

Accumulated amortization:
Purchased IP and capitalized litigation costs		(34)	—
Software developed for internal use		(50)	(6)
Developed technology		(133)	—
Customer relationship		(272)	—
Trademarks		(50)	—
Domain names		(1)	—
Database		(155)	—
Non-competition agreements		(9)	—

		(704)	(6)

Net intangible assets:
Purchased IP and capitalized litigation costs		1,625	461
Software developed for internal use		2,521	335
Developed technology		10,583	—
Customer relationship		30,603	—
Trademarks		16,307	—
Domain names		190	—
Database		24,897	—
Non-competition agreements		719	—

		$87,445	$796

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

The amount associated with Purchased IP and capitalized litigation costs is mainly related to the intellectual property purchased by TBO from Ole Poulsen (“Purchased IP”) pursuant to the Intellectual Property Purchase Agreement dated October 14, 2014 (“IP Agreement”) and related legal and other costs incurred in defending the Company’s claims to the Purchased IP. The gross amount associated with software developed for internal use mainly represent capitalized costs of internally developed software. The amounts of developed technology, customer relationship, trademarks, domain names, database, and non-competition agreements all represent the fair values of intangible assets acquired as a result of the Fluent Acquisition.

Amortization expenses of $698 and $6 were included in depreciation and amortization expenses for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there were intangible assets of $1,384 and $2,090, included into the gross amounts of Purchased IP and capitalized litigation costs, and software developed for internal use, respectively, that have not started amortization, which would start to amortize when they are put into use.

The Company capitalized $3,428 during the year ended December 31, 2015, with $1,198 related to purchased intellectual property litigation costs and $2,230 related to internally developed software.

Estimated amortization expenses related to the Company’s intangible assets for 2016 through 2020 and thereafter are $10,282, $10,455, $10,455, $10,455, $10,265 and $35,533, respectively.

9. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. We performed our annual goodwill impairment tests as of October 1, 2015 and resulted in no impairment of goodwill.

Changes in the amount of goodwill for the years ended December 31, 2015 and 2014, are as follows:

(In thousands)
Balance as of September 21, 2014 (date of inception)	$—
Addition as a result of Interactive Data acquisition	5,227

Balance as of December 31, 2014	5,227
Addition as a result of the TBO Merger with Tiger Media	35,472
Write-off of goodwill resulted from the disposal of the Advertising Business	(35,472)
Addition as a result of Fluent acquisition	156,526

Balance as of December 31, 2015	$161,753

Impairment of goodwill	$—

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	December 31, 2015	December 31, 2014
Liability for employee incentive-based compensation plan	$4,000	$—
Commission and bonus payable	3,325	—
Professional fees payable	823	506
Accrued interest	316	—
Others	696	150

Total	$9,160	$656

The liability for employee incentive-based compensation plan represents the deferred payout of employee incentive-based compensation plan assumed upon the acquisition of Fluent, which would be paid one year after the acquisition date.

11. Long-term debt, net

Long-term debt, net, as of December 31, 2015, consist of the following:

(In thousands)	12% term loan, due 2020	10% bridge loans, due 2021	Total
Principal amount	$45,000	10,000	$55,000
Less: unamortized debt issuance costs	3,729	449	4,178
Add: PIK interest accrued to the principal balance	29	67	96

Long-term debt, net	41,300	9,618	50,918
Less: Current portion of long-term debt	2,250	—	2,250

Long-term debt, net (non-current)	$39,050	$9,618	$48,668

There was no long-term debt for the year ended December 31, 2014.

Term Loans

On December 8, 2015, Fluent became the borrower under the term loan agreement (“Credit Agreement”), among the Company, Fluent Merger Sub, Fluent, Inc., and Fluent Merger Co (now known as Fluent), the persons party thereto from time to time as guarantors, the financial institutions party thereto from time to time as lenders, and Whitehorse Finance, Inc. (the “Agent”), evidencing a term loan in the amount of $45.0 million (“Term Loan”). Fluent’s obligations in respect of the Term Loan are guaranteed by the Company and substantially all of the other direct and indirect subsidiaries of the Company. The obligations of Fluent and the obligations of the guarantors are secured by substantially all of such entities’ assets. The Credit Agreement has a term of five years.

The Term Loan accrues interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, payable in cash, plus an additional 1.0% per annum payable, at Fluent LLC’s election, in-kind or in cash. Interest under the Term Loan is payable monthly, including monthly compounding of paid-in-kind interest.

Payments of principal in the amount of $563 each are due on the last day of each quarter during the term of the Credit Agreement, commencing March 31, 2016. Additionally, 50% of excess cash flow of Fluent and its subsidiaries for the immediately preceding fiscal year is required to be paid towards the Term Loan obligations, commencing with the fiscal year ending December 31, 2016. The Credit Agreement provides for certain other customary mandatory prepayments upon certain events. The Credit Agreement provides for certain prepayment premiums during the first 4 years of the Term Loan, provided that the prepayment premiums are not applicable to scheduled payments of principal, the required excess cash flow payments and certain other required prepayments.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

In connection with the Term Loan, on December 8, 2015, the Company issued to the Agent and its affiliates warrants (the “Whitehorse Warrants”) to purchase, in aggregate, 200,000 shares of Common Shares. The Whitehorse Warrants are exercisable at any time (i) following the date of approval for listing of the Common Share issuable upon exercise of the Whitehorse Warrants on the NYSE MKT and (ii) prior to the 10 year anniversary of the date of issuance of the Whitehorse Warrants at $8.00 per share. If the Company has a public equity offering, certain adjustments are available.

The fair value of Whitehorse Warrants of $1,586 was recognized as debt issuance costs. At December 31, 2015, the balance was $1,564. We estimate the fair value of the Whitehorse Warrants on the date of grant using a Black-Scholes pricing model, applying the following assumptions, and amortize the fair value to interest expense over the term of the Term Loan using the interest method:

Expected term (in years)	10
Risk-free interest rate	2.24%
Expected volatility	114.33%
Expected dividend yield	0.00%

The Credit Agreement contains customary representations and warranties, covenants (including certain financial covenants), and events of default, upon the occurrence of which the Agent may accelerate the obligations under the Credit Agreement. The financial covenants include the requirement that the Company and its subsidiaries attain certain quarterly minimum EBITDA thresholds, Fluent and its subsidiaries attain certain quarterly minimum EBITDA thresholds, Fluent and its subsidiaries meet certain leverage ratios on a quarterly basis, Fluent and its subsidiaries meet certain fixed charge coverage ratios on a quarterly basis, and Fluent and its subsidiaries maintain at all times cash and cash equivalent balances of at least $2.0 million (or such lesser amount agreed to by the Agent), in the aggregate. As of December 31, 2015, the Company was in compliance with the financial covenant requirements.

Bridge Loans

On December 8, 2015, the Company entered into and consummated the bridge financing (the “Bridge Loans”) with each of Frost Gamma Investment Trust (“Frost Gamma”), Michael Brauser, the Executive Chairman of the Board of Directors, and another investor (the “Bridge Investors”), pursuant to which the Company received a $5.0 million bridge loan from Frost Gamma, $4.0 million from Michael Brauser, and $1.0 million from other investor, for an aggregate bridge financing in the amount of $10.0 million. The Bridge Investors received (i) a promissory note in the principal amount equal to the amount of their respective Bridge Loans, with a rate of interest of 10% per annum, which interest shall be capitalized monthly by adding to the outstanding principal amount of such Bridge Loans, and (ii) a grant of 100 shares of Series B Preferred for each $1.0 million increment of their respective Bridge Loans, with a total of 1,000 shares of Series B Preferred granted (“Bridge Loan Shares”), pursuant to fee letter agreements (the “Fee Letters”),. Each share of Series B Preferred shall automatically convert into 50 shares of Common Share on the Conversion Date, as defined below in Note 13. Under the terms of the Bridge Loans, the Company is required to repay the principal amounts thereof, with all accrued interest thereon, on the date that is six months after the repayment of all amounts due under the Credit Agreement, except that the Company may repay the Bridge Loans earlier from the proceeds of a round of public equity financing.

The fair value of Bridge Loan Shares of $413 was calculated by multiplying the closing common stock market price of the Company on December 8, 2015 of $8.45, with the total shares granted, as converted, which was recognized as debt cost, and the unamortized debt cost as of December 31, 2015 was $409.

In connection with the Bridge Loans, on December 8, 2015, the Company, Fluent, substantially all of the direct and indirect subsidiaries of the Company, each lender under the Bridge Loans, and the Agent, entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the debt under the Bridge Loans was made expressly subordinate to the debt under the Credit Agreement. In addition, the Subordination Agreement restricts the terms of the Bridge Loans, including certain modifications of such terms, and the ability of any lender under the Bridge Notes to take certain actions with respect to the obligations arising under the Bridge Loans. The terms of the Subordination Agreement shall remain in effect until such time that all obligations under the Credit Agreement are paid in full.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

Maturities

Excluding potential additional principal payments due on the Term Loans based on excess cash flows for the immediately preceding fiscal year, as mentioned above, scheduled future maturities of total debts as of December 31, 2015, were as follows:

(In thousands)
Year
2016	$2,250
2017	2,250
2018	2,250
2019	2,250
2020	36,000
2021 and thereafter	10,000

Total maturities	55,000
Add: Accrued PIK interest, added to the principal	96
Less: Unamortized debts issuance costs	(4,178)

Total	$50,918

Fair value

As mentioned above, the Company’s long-term debt outstanding as of December 31, 2015 represented 1) the Term Loan pursuant to a Credit Agreement on December 8, 2015, with interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, and 2) Bridge Loans pursuant to bridge loan agreements effective December 8, 2015, with a rate of interest of 10% per annum. By considering the short period of the long-term debt being outstanding from December 8, 2015, the effective date, up to December 31, 2015, and the market interest rates, we regard the fair values of the long-term debt approximate their carrying amount as of December 31, 2015.

12. Income taxes

The benefit for income taxes on loss from continuing operations consisted of the following:

	Year Ended December 31,
(In thousands)	2015	2014
Current
Federal	$(123)	$—
State	—	—

	(123)	—
Deferred
Federal	(14,660)	(167)
State	(1,800)	—

	(16,460)	(167)

Benefit for income taxes	$(16,583)	$(167)

The Company’s effective income tax benefit differed from the statutory federal income tax rate of 34.0% for the years ended December 31, 2015 and 2014. For the year ended December 31, 2015, this difference is primarily due to state income taxes and one-time contingent earn out costs related to shares issued pursuant to the TBO Merger Agreement. A reconciliation was shown as follows:

	Year Ended December 31,
(In thousands)	2015		2014
Tax on continuing operating loss before income taxes	$(20,117)	34.0%	$(264)	34.0%
Non-deductible contingent earn out costs	4,862	-8.2%	—	0.0%
Non-deductible acquisition costs	366	-0.6%	101	-0.2%
Other permanent differences	185	-0.3%	3	0.0%
Effect of state taxes (net of federal tax benefit)	(1,800)	3.0%	(7)	0.0%
Others	(79)	0.1%	—	0.0%

Benefit related to income taxes	$(16,583)	28.0%	$(167)	33.8%

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

Components of deferred income tax consist of the following:

(In thousands)	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$4,619	$213
Share-base compensation	12,069	—
Liability for employee incentive-based compensation plan	1,528	—
Accounts receivable	530	38
Accrued expenses and other current liabilities	136	84
Intangible assets	—	203

	18,882	538

Deferred tax liabilities:
Intangible assets as a result of Fluent Acquisition	$31,743	—
Property and equipment	239	84
Prepaid expenses and other current assets	412	—
Internal Revenue Code Sec. 481 adjustment	61	84

	32,455	168

Net deferred tax liability	$(13,573)	$370

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of $12,610 and $10,651, respectively, which begin to expire in 2034. The Company’s net operating losses may be subject to annual Section 382 limitations due to ownership changes that could impact the future realization. As a result of certain realization requirements of ASC 718, Compensation — Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $199 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management believes, based on all positive and negative evidence, that the deferred tax assets will be fully realized and therefore has not recorded a valuation allowance.

In accordance with the provisions of ASC 740 -10, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December, 2015, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. All of the Company’s income tax filings since inception remain open for tax examinations.

13. Common shares, preferred shares and warrants

Common shares

Upon completion of the TBO Merger on March 21, 2015, TBO stockholders received the following (all reflect the 1-for-5 Reverse Split):

(a)	4,016,846 shares of TBO common stock, no par value per share (“TBO Common Stock”) converted into 4,016,846 shares of the Company’s Common Share (“Company Common Share”), par value $0.0005 per share;

(b)	8,000 shares of TBO Series A Convertible Preferred Stock, par value $0.001 per share (“TBO Series A Preferred Stock”) converted into 4,200,511 shares of the Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred”) at closing and 1,800,220 shares of Series A Preferred subject to an earn out;

(c)	1,019,600 shares of TBO Series B Convertible Preferred Stock, par value $0.001 per share (“TBO Series B Preferred Stock”) converted into 764,791 shares of Series A Preferred;

(d)	640,000 shares of TBO Series C Convertible Preferred Stock, par value $0.001 per share (“TBO Series C Preferred Stock”) converted into 480,057 shares of Company Common Share; and

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(e)	4,000 shares of TBO Series D Convertible Preferred Stock, par value $0.001 per share (“TBO Series D Preferred Stock”) converted into 2,100,252 shares of Company Common Share at closing and 900,108 shares of Company Common Share subject to an earn out.

Marlin Capital Investments, LLC (“Marlin Capital”), a company which Michael Brauser owns 50% and is one of two managers, held Restricted Stock Units (“RSUs”) representing the right to receive 2,000,000 shares of TBO Common Stock. The Company assumed these RSUs upon closing of the TBO Merger and the RSUs represent the right to receive 2,000,000 shares of Company Common Share. The RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company.

In addition, 960,000 RSUs held by TBO employees were assumed by the Company and represent the right to receive 960,000 shares of Company Common Stock, subject to a vesting period ranging from 2 to 4 years. 28,000 outstanding TBO warrants were assumed upon the TBO Merger and are exercisable for 28,000 shares of Company Common Stock. In June 2015, 20,122 shares of Company Common Stock were issued as a result of a cashless exercise of the 28,000 warrants.

As stated in Note 1(b), for accounting purposes, the Company has been recognized as the accounting acquiree in the TBO Merger described above, with IDI Holdings, formerly known as TBO, being the accounting acquirer. Therefore, the equity structure prior to March 21, 2015 was restated to reflect the number of common shares and preferred shares of the Company issued to TBO stockholders to effect the transaction using the exchange ratio prescribed by the TBO Merger Agreement. Pursuant to (a) – (b) above, the equity structure of IDI Holdings, the accounting acquirer, was restated to reflect the number of Company Common Share and Series A Preferred of 4,965,302 and 6,597,155, respectively, prior to March 21, 2015,

As of December 31, 2015 and 2014, the number of issued and outstanding common shares was 15,709,786 and 6,597,155, respectively. The change of number of common shares during the year ended December 31, 2015 was as a result of issuance of the following common shares:

•	On March 21, 2015, for accounting purpose, 7,291,299 common shares were deemed to be issued to the accounting acquiree as a result of the reverse acquisition.

•	During the year ended December 31, 2015, an aggregate of 382,300 common shares were issued to certain directors, officers and employees, as a result of the vesting of RSUs.

•	On July 28, 2015, 1,280,410 shares were issued to an institutional investor as a result of a registered direct offering. Pursuant to the definitive purchase agreement (“July Securities Purchase Agreement”) with an institutional investor on July 24, 2015, the Company sold 1,280,410 shares of its common stock at a per share price of $7.81. The net proceeds to the Company from the offering, after deducting offering costs of $600, were received on July 28, 2015.

•	During the year ended December 31, 2015, an aggregate of 45,000 shares were issued to four third-party consulting firms, for services to be performed in accordance with contracts.

•	In December 2015, an aggregate of 93,500 shares of Series A Preferred were converted into the Company’s Common Shares, based on the conversion rate of 1:1.

Warrants

Pursuant to a concurrent private placement with the July Securities Purchase Agreement, as mentioned above, the Company issued to the investor warrants to purchase 0.5 share of common stock for each share of common stock purchased in the registered direct offering at an exercise price of $10.00 per share, for a total of 640,205 shares of common stock. The warrants will be exercisable six months from the date of issuance and will expire 36 months from the date of issuance.

As mentioned below in Series B Preferred shares, on November 16, 2015, the Company raised approximately $10.0 million in gross proceeds from the sale of 29,985 shares of Series B Preferred and Securities Purchase Agreements Warrants to purchase up to 749,625 shares of Common Share at the price of $6.67. The Securities Purchase Agreements Warrants are exercisable in whole in

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

part at any time from the date that is the twenty first day following the mailing of an information statement to the Company’s stockholders disclosing the Company’s stockholder approval of the issuance of the Conversion Shares until November 16, 2025.

Refer to Note 11 for additional disclosure on warrants.

Series A Preferred shares

As part of the TBO Merger, the Company, as accounting acquiree, issued a total of 4,965,302 shares of Series A Preferred to TBO shareholders. An additional 1,800,220 shares of Company Series A Preferred may be issued subject to an earn-out. Terms of the Company’s Series A Preferred shares are as follows:

Conversion. The Company’s Series A Preferred will automatically convert on a one-for-one basis into Company Common Stock immediately before the closing of a qualified sale. The Certificate of Designation of the Company Preferred Stock defines qualified sale as the bona fide, arms’ length sale of Company Preferred Stock to a non-affiliate of either the holder or the Company.

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

No Preemptive or Redemption Rights. The Company Preferred Stock has no preemptive or redemption rights.

For the year ended December 31, 2015, a total of 93,500 shares of Series A Preferred were converted into the Company’s common shares immediately before the closing of sales to non-affiliates.

Series B Preferred shares

For the year ended December 31, 2015, the Company issued a total of 450,962 shares of Series B Preferred to the Sellers of Fluent and certain investors.

On November 16, 2015, the Company raised approximately $10.0 million in gross proceeds from the sale of 29,985 shares of the Company’s Series B Preferred and warrants to purchase up to 749,625 shares of the Common Share (the “Securities Purchase Agreements Warrants”) pursuant to securities purchase agreements (the “Securities Purchase Agreements”).

On November 16, 2015, the Company entered into a Stock Purchase Agreement with Frost Gamma, providing for the sale of 119,940 shares of Series B Preferred to Frost Gamma, in exchange for $40.0 million (the “FGIT Stock Purchase Agreement”).

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

As mentioned in Note 11 – Long-term debt, net, pursuant to the Bridge Loans agreement on December 8, 2015, related investors were granted a total of 1,000 shares of Series B Preferred. The fair value of such Series B Preferred as of grant date was $413. Refer to Note 11 for details.

As discussed in Note 1 (b) and Note 4, on December 8, 2015, the Company acquired Fluent pursuant to the Fluent Merger Agreement, a total of 300,037 shares of Series B Preferred were issued to the Sellers as part of the acquisition consideration.

Terms of the Company’s Series B Preferred shares are as follows:

Dividends, Redemption. Each holder of Series B Preferred shall be entitled to receive, on a pari passu basis, dividends payable, subject to the conditions and other terms hereof, out of any funds of the Company legally available when and at the time for declaration of dividends by the Company. The Company shall not have the right to redeem shares of Series B Preferred except with prior written consent of the holder thereof.

Voting Rights. Except as required by law or as specifically provided herein, the Holders of Series B Preferred shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), provided, however, that each holder of outstanding shares of Series B Preferred shall be entitled, on the same basis as holders of Common Stock, to receive notice of such action or meeting.

Liquidation. Upon any Liquidation, distributions to the stockholders of the Company shall be distributed among the holders of Common Stock, Series B Preferred and any other class or series of preferred stock of the Corporation entitled to participate with the Common Stock in a liquidating distribution, pro rata in proportion to the shares of Common Stock then held by them.

Conversion. Each share of Series B Preferred shall automatically convert into Common Share on the date that is the twenty first day (the “Conversion Date”) following the mailing of the information statement to the Company’s stockholders disclosing the Company’s stockholder approval of the issuance of the Conversion Shares, without any further action on the part of the Company or any holder. The number of duly authorized, validly issued, fully paid and non-assessable shares of Common Share issuable upon conversion of each share of Series B Preferred shall be equal to the product obtained by multiplying each such share of Series B Preferred being converted by 50.

On February 22, 2016, the Company’s Series B Preferred, 450,962 shares in total, automatically converted into 22,548,100 shares of the Company’s Common Share, by multiplying each such share of Series B Preferred being converted by 50.

14. Share-based payments

As of December 31, 2015, the Company maintains two share-based incentive plans. The 2008 Share Incentive Plan (the “2008 Plan”) was carried forward as a result of the reverse acquisition effective on March 21, 2015, with 136,068 shares of common share reserved for issuance as of March 21, 2015. On April 27, 2015, the Board of Directors approved the IDI, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which was subsequently approved during the annual shareholder meeting on June 2, 2015, covering the issuance of 2,500,000 shares of Common Stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The primary purpose of the 2015 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in IDI and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company. On November 16, 2015, the Board of Directors and the Compensation Committee of the Board approved the increase of the number of shares of Common Stock authorized for issuance as awards under the Company’s 2015 Stock Incentive Plan, as amended (the “2015 Plan Amendment”), to 12,500,000, provided that the increase in the number of shares of Common Stock available under the 2015 Plan Amended will be subject to stockholder approval of such issuance at the Company’s next Annual Meeting of Stockholders in accordance with the rules of the NYSE MKT LLC (the “Stockholder Approval”).

As of December 31, 2015, there were 70,568 and 6,699,000 shares of common share reserved for issuance under the 2008 Plan and the 2015 Plan Amended, respectively. The 2015 Plan Amendment is subject to the Stockholder Approval.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

Non-plan share-based payments

Outside of the 2008 Plan and 2015 Plan, as amended, Marlin Capital held RSUs representing the right to receive 2,000,000 shares of TBO Common Stock, which was assumed by the Company upon closing of the TBO Merger and the RSUs represent the right to receive 2,000,000 shares of Company Common Share. The RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company. 960,000 RSUs held by TBO employees, including the Company’s Co-Chief Executive Officer and President, were also assumed by the Company and represent the right to receive 960,000 shares of Company Common Share, with a vesting period ranging from 2 to 4 years. Refer to details in Note (13) above.

As of December 31, 2015, we believed it would be probable that the performance goals specified under the Marlin Capital agreement would be met in the future, and recognized the share-based compensation expenses by $1,512 for the year ended December 31, 2015.

Outside of the 2008 Plan and 2015 Plan, effective November 16, 2015, the Company entered into an employment agreement with Michael Brauser (the “Michael Brauser Employment Agreement”) relating to his service as Executive Chairman of the Board of Directors, pursuant to which, Michael Brauser will receive an annual base salary of $25,000 payable in accordance with the Company’s general payroll practices and 5.0 million RSUs representing the right to receive 5.0 million shares of Common Share, provided that the issuance of shares of Common Share underlying the RSUs is subject to Stockholder Approval. The RSUs vest ratably over a four year period; provided, however, that no portion of the restricted stock units shall vest unless and until the Company has, for any fiscal year in which the restricted stock units are outstanding, gross revenue determined in accordance with the Company’s audited financial statements in excess of $100.0 million for such fiscal year and positive earnings before income tax, interests, depreciation and amortization (“EBITDA”) (as determined based on the Company’s audited financial statements) for such fiscal year, after subtracting all charges for equity compensation paid to executives or other service providers to the Company (collectively, the “Vesting Conditions”). Such RSUs vest in full upon a Company change in control, termination of Michael Brauser without cause, termination by Michael Brauser for good reason, or Michael Brauser’s death or disability. The Company concluded that it would be probable that the Vesting Conditions would be met.

Outside of the 2008 Plan and 2015 Plan, on December 8, 2015, at the time of Phillip Frost’s joining the Board of Directors of the Company as Executive Vice Chairman, Frost Gamma received a grant of 3,000,000 RSUs, provided that the issuance of shares of Common Share underlying such RSUs is subject to the Stockholder Approval. These grants were fully vested on December 8, 2015.

The Company determined the Board of Directors approval date to be the grant date and amortize the share-based compensation expenses beginning from the grant date.

Share options

Details of share options activity during the years ended December 31, 2015 and 2014 were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Balance as of January 1, 2015	—	$—	—	$—
Additions as a result of the reverse acquisition	407,000	$9.21
Granted	85,000	$10.39
Forfeited	(30,000)	$7.85

Balance as of December 31, 2015	462,000	$9.52	5.3 years	$—

Options exercisable as of December 31, 2015	365,334	$9.35	4.6 years

(1)	The aggregate intrinsic value amounts in the table above represent the difference between the closing price of IDI’s common share on December 31, 2015 of $7.34 and the exercise price, multiplied by the number of stock options as of the same date.

The unvested balance of options were shown below for the year ended December 31, 2015:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term
Unvested as of January 1, 2015	—	$—	—
Additions as a result of the reverse acquisition	63,334	$6.82
Granted	85,000	$10.39
Vested	(11,667)	$8.10
Forfeited	(10,000)	$7.85

Unvested as of December 31, 2015	126,667	$9.02	8.1 years

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

Detail information for the share options granted or added during the year ended December 31, 2015 was shown below:

•	On March 21, 2015, as a result of the reverse acquisition, a total of outstanding options of Tiger Media, with a vesting period ranging from 1 to 3 years, were carried forward.

•	On June 23, 2015, a total of 25,000 share options were granted to an employee with a vesting period of 4 years;

•	On November 16, 2015, a total of 60,000 share options were granted to three employees with a vesting period of 4 years.

We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model applying the following assumptions, and amortize the fair value to expense over the option’s vesting period using the straight-line attribution approach for employees and non-employee directors, for the year ended December 31, 2015:

Expected term (in years)	4
Risk-free interest rate	1.57% - 1.66%
Expected volatility	20.97% - 128.66%
Expected dividend yield	0.00%

The total fair value of all share options granted during the year ended December 31, 2015 was $624.

Compensation expense recognized from employee stock options for the years ended December 31, 2015 and 2014 was $28 and $0, respectively, which was recognized in general and administrative expenses and discontinued operations in the consolidated statements of operations. As of December 31, 2015, unrecognized share-based compensation cost in respect of granted share options amounted to $601.

Restricted stock units

Details of restricted stock unit activity during the years ended December 31, 2015 and 2014 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of September 22, 2014 (date of inception)	—	$—
Granted	2,960,000	2.00

Unvested as of December 31, 2014	2,960,000	2.00
Additions as a result of the reverse acquisition (1)	416,800	4.81
Granted (2)	13,890,500	9.16
Vested and delivered	(382,300)	5.55
Vested not delivered	(3,085,000)	8.36
Forfeited	(79,000)	5.78

Unvested as of December 31, 2015	13,721,000	$7.35

(1)	The 416,800 RSUs were as a result of the reverse acquisition, which were granted to certain directors and employees prior to the TBO Merger, with a verting period ranging from 6 months to 4 years.
(2)	Among the total grants in 2015, 12,312,000 shares, with weighted average grant-date fair value of $9.48, are subject to the Stockholder Approval. Among the 12,312,000 shares, 3,000,000 shares were granted to Frost Gamma, and were vested fully on the grant date, and the remaining shares have a vesting period ranging from 3 to 4 years. For accounting purposes, the grant date was determined to be in 2015, as the Company concluded the Stockholder Approval was perfunctory.

The Company recognized compensation cost (included in sales and marketing expenses, general and administrative expenses, and discontinued operations in the consolidated statements of operations, and intangible assets in the consolidated balance sheets) for these restricted stock units of $34,513 and $23 for the years ended December 31, 2015 and 2014, respectively. The fair value of the restricted stock units was estimated using the market value of the common shares on the date of grant, which was equivalent to the closing price of one share of common share on the grant date.

As of December 31, 2015, unrecognized share-based compensation cost in respect of granted restricted stock units amounted to $100,864 that are expected to be recognized over a weighted average period of 1.7 years.

The share-based compensation expenses for the share options and RSUs were allocated to the following accounts in the consolidated financial statement for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2015	2014
Sales and marketing expenses	$310	$—
General and administrative expenses	33,404	23
Discontinued operations	456	—
Capitalized in intangible assets	363	—

Total	$34,533	$23

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

15. Segment information

We currently manage our operations in two reportable segments, Information Services and Performance Marketing. The segments reflect the way the Company evaluates its business performance and manages its operations. As of December 31, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business and related results of operations has been recognized as discontinued operations, therefore, no information is presented here.

As all revenue is generated in the United States, no geographic information is presented.

Information regarding our information services and performance marketing are as follows:

	Year Ended December 31,
(In thousands)	2015 (1)	2014 (2)

Revenue:
Information services	$6,413	$817
Performance marketing	7,678	—

	14,091	817

Loss from operations:
Information services	$(43,824)	$(777)
Performance marketing	(576)	—

	(44,400)	(777)
Depreciation and amortization:
Information services	$481	$17
Performance marketing	360	—

	841	17

Assets:
Information services	$102,582	$13,315
Performance marketing	186,610	—

	289,192	13,315

Intangible assets, net:
Information services	$42,951	$796
Performance marketing	44,494	—

	87,445	796

Goodwill:
Information services	$42,623	$5,227
Performance marketing	119,130	—

	161,753	5,227

Capital expenditure:
Information services	$3,977	$298
Performance marketing	—	—

	3,977	298

The Company does not allocate interest expense nor income taxes to their segments.

(1)	As the Company completed the Fluent Acquisition on December 8, 2015, the related operating results for the year ended December 31, 2015 included Fluent’s financial data from December 9, 2015 through December 31, 2015.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(2)	As IDI Holdings, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, the financial data for the corresponding period in 2014 were from September 22, 2014, the date of inception, through December 31, 2014.

16. Related party transactions

(a) Related party transactions

For the years ended December 31, 2015 and 2014, material related party transactions were as follows:

Interest in the TBO Merger — Frost Gamma Investments Trust

Before the TBO Merger, but after giving effect to the Reverse Split, Frost Gamma, an affiliate of Phillip Frost, M.D., owned 2,144,275 shares of IDI, representing 29.4% of the IDI’s outstanding ordinary shares. In addition, at the Effective Time of TBO Merger, after giving effect to a TBO recapitalization, Frost Gamma owned 80,000 shares of TBO Common Stock, 640,000 shares of TBO Series C Preferred Stock, and 4,000 shares of TBO Series D Preferred Stock, which resulted in IDI issuing to Frost Gamma 2,660,309 shares of Company Common Stock at closing, and an additional 900,108 shares of Company Common Share subject to an earn out. As a result, following the TBO Merger, Frost Gamma owned 34.6% of Company Common Share at closing and 38.6% of Company Common Share assuming the Common Earn Out Shares are earned. In connection with approving the TBO Merger and the related transactions, the Board of Directors of IDI and its Audit Committee reviewed and considered Frost Gamma’s interest in such transactions.

Phillip Frost, M.D

As mentioned in Note 15 above, on December 8, 2015, Phillip Frost, M.D., was appointed as a director of the Company to fill the Board seat vacated by Daniel Brauser, and was named Executive Vice Chairman of the Board. At the time of his joining the Board of Directors as Executive Vice Chairman, Frost Gamma, received a grant of 3,000,000 RSUs, subject to the Stockholder Approval.

Financing — Frost Gamma Investments Trust

As part of the Securities Purchase Agreements mentioned in Note 15 above, on November 16, 2015, approximately $7.0 million of gross proceeds was raised pursuant to a Securities Purchase Agreement (the “FGIT Securities Purchase Agreement”) between the Company and Frost Gamma. Frost Gamma received (i) 20,990 shares of Series B Preferred and (ii) warrants to purchase up to 524,750 shares of the Company’s common share, with an exercise price of $6.67 per share.

On November 16, 2015, the Company entered into the Stock Purchase Agreement with Frost Gamma providing for the sale of 119,940 shares of Series B Preferred to Frost Gamma, in exchange for $40.0 million (the “FGIT Stock Purchase Agreement”). Each share of Series B Preferred will automatically convert into 50 shares of Common Stock, on the Conversion Date. The sale was completed in connection with the Fluent Acquisition on December 8, 2015.

On December 8, 2015, the Company entered into and consummated the Bridge Loans with each of Frost Gamma, Michael Brauser, and another investor, pursuant to which the Company received a $5.0 million bridge loan from Frost Gamma, a $4.0 million bridge loan from Michael Brauser, and a $1.0 million bridge loan from such other investor, for aggregate bridge financing in the amount of $10.0 million. Refer to details discussed in Note 12 – Long-term Debts, net.

Bridge Loan — Michael Brauser

As mentioned in Financing - Frost Gamma Investments Trust, on December 8, 2015, the Company entered into and consummated the Bridge Loan with Michael Brauser, pursuant to which, the Company received $4.0 million from Michael Brauser.

Business Consulting Agreement — Marlin Capital Investments, LLC

On October 13, 2014, IDI Holdings entered into a business consulting services agreement with Marlin Capital for a term of four years (the “Marlin Consulting Agreement”). Michael Brauser, the Company’s Executive Chairman, is a 50% owner and one of two

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

managers of Marlin Capital. Under the Marlin Consulting Agreement, Marlin Capital serves in the capacity of a strategic advisor to TBO and provides services such as recommendations on organizational structure, capital structure, future financing needs, and business strategy. The Marlin Consulting Agreement provides for equity compensation issued to Marlin in the amount of 2,000,000 RSUs of TBO. IDI assumed these RSUs in the TBO Merger and the RSUs represent the right to receive 2,000,000 shares of IDI common stock. The RSUs vest on four equal annual installments beginning October 13, 2015 only if certain performance goals of IDI are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of IDI.

As mentioned in Note 14 above, as of December 31, 2015, the Company recognized share-based compensation expenses of $1,512 for the year ended December 31, 2015.

Others

Effective on August 1, 2015, IDI entered into a consulting agreement with DAB Management Group Inc. (“DAB”) for DAB to provide consulting services related to business development, future acquisition and strategic transactions for a term of six months, and shall automatically renew for additional six-month periods, unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term (the “DAB Agreement”). DAB is owned by Daniel Brauser, one of the Company’s related parties. Under the DAB Agreement, the consulting service fee is $20 per month. A total of consulting service fee of $100 was paid for the year ended December 31, 2015.

Beginning in June 2015, the Company began paying monthly rental payments of $5 on behalf of Grander Holdings, Inc, an entity owned by the Company’s Executive Chairman, for a portion of its office lease at 4400 Biscayne Blvd, Miami, Florida 33137, to Frost Real Estate Holdings, LLC, an entity controlled by Dr. Phillip Frost, a significant shareholder in the Company. The office is occupied by the Company’s Executive Chairman, as well as corporate and administrative personnel to conduct the Company-related business. The Company recognized rental fees of $35 in total for the year ended December 31, 2015.

In October 2015, the Company entered into a Non-Exclusive Aircraft Dry Lease Agreement with Brauser Aviation, LLC, an affiliated entity of our Executive Chairman, to pay a set hourly rate for Company-related usage of the aircraft. The Company recognized aircraft lease fee of $94 in total for the year ended December 31, 2015.

Fluent has a vendor agreement with OnBlaze LLC (“OnBlaze”), a related party of the Company. For the year ended December 31, 2015, Fluent paid $13 for the media services provided by OnBlaze.

(b) Amounts due to related parties

	Note	December 31, 2015	December 31, 2014
Payables for income taxes	(i)	$—	$52
Payable for Purchased IP	(ii)	—	250

		$—	$302

Notes:

(i)	Represents payable to two shareholders for prepaid income taxes.
(ii)	Represents payable to a shareholder/employee for the Purchased IP.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

17. Commitments and contingencies

(a) Operating lease commitments

The Company recorded rental expenses of $365 and $11 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

(In thousands)
Year	December 31, 2015
2016	$879
2017	758
2018	229
2019	207
2020	213
2021 and thereafter	408

$2,694

(b) Capital commitment

The Company incurred data costs of $924 and $41 for the years ended December 31, 2015 and 2014, respectively, under certain non-cancellable data licensing agreements. As of December 31, 2015, material capital commitments under non-cancellable data licensing agreements of our Information Service segment were $11,414, shown as follows:

(In thousands)
Year	December 31, 2015
2016	$2,433
2017	2,798
2018	2,663
2019	2,270
2020	1,250
2021 and thereafter	—

$11,414

(c) Employment agreements

We have employment agreements with certain executives, mainly including our executive chairman, chief executive officer, president and chief operating officer, etc., which provide for compensation and certain other benefits and for severance payments under certain circumstances.

(d) Contingency

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations. Accordingly, no provision was made for any claims as of December 31, 2015 and 2014. Legal fees associated with such legal proceedings, are expensed as incurred, or capitalized as discussed in Note 9. The amount capitalized is disclosed in Note 8.

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, among other parties, in the U.S. Bankruptcy Court, Southern District of Florida, regarding a dispute over ownership of certain intellectual property purchased by TBO, the Purchased IP, from Ole Poulsen, the Company’s Chief Science Officer. TRADS has since dropped Interactive Data as a party, and added TBO and Ole Poulsen. On June 10, 2015, over TRADS’ objections, the court granted TBO’s motion to expand the scope of discovery to include, among other things, whether TRADS is a good faith purchaser of any of the Purchased IP, free of any fraud or misconduct by or on behalf of TRADS, and whether there was a fraud on the court by TRADS. On February 22, 2016, TBO and Mr. Poulsen filed a motion for summary judgment seeking judgment in their favor on all claims based upon, among other things, TRADS having committed a fraud on the court. Briefing on that motion will be completed on April 8, 2016. Trial is scheduled to begin May 16, 2016. As of the date of this report, this case is ongoing.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

On October 23, 2014, TRADS filed a Complaint and Motion for Temporary Injunction, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, against James Reilly, President and Chief Operating Officer of the Company, seeking relief for alleged violation of a noncompetition agreement. On February 5, 2015, after the presentation of TRADS’ case, the court denied TRADS’ motion for a temporary injunction to prohibit Mr. Reilly from continuing employment with TBO. TRADS appealed that order, and on December 2, 2015, the Fourth District Court of Appeal reversed the order denying the temporary injunction and remanded for Mr. Reilly to present his case opposing the preliminary injunction. Mr. Reilly has appealed that order to the Supreme Court of Florida. The Supreme Court of Florida has not yet decided if it will accept jurisdiction of the appeal. A calendar call is scheduled in the case on March 18, 2016 to set a hearing date on TRADS’ motion for temporary injunction. As of the date of this report, this case is ongoing.

On November 26, 2014, TRADS filed a Complaint and Motion for Preliminary Injunction, in the United States District Court, Southern District of Florida, against Daniel MacLachlan, former Chief Financial Officer and Treasurer of TBO, seeking relief for alleged violation of a noncompetition agreement. On February 10, 2015, the court granted TRADS’ motion for preliminary injunction against Mr. MacLachlan’s continued employment with TBO. That preliminary ruling was appealed and, on August 27, 2015, the appellate court vacated the injunction and remanded the case to the lower court for reconsideration. On October 29, 2015, the lower court reinstated the injunction through February 10, 2016. The preliminary injunction has now expired, and Mr. MacLachlan resumed performing services for the Company on February 11, 2016. On February 22, 2016, Mr. MacLachlan filed a motion for partial summary judgment seeking judgment in his favor on both of TRADS’ claims. Briefing on that motion is not yet complete. On March 15, 2016, the court dismissed TRADS’ claim for injunctive relief as moot, pursuant to a joint stipulation of the parties. As of the date of this report, this case is ongoing.

On July 28, 2015, TRADS filed a Complaint and Motion for Preliminary Injunction in the United States District Court, Southern District of Florida, against Surya Challa, Vice President of Technology of TBO, seeking relief for an alleged violation of a noncompetition agreement. The hearing on TRADS’ Motion for Preliminary Injunction was held on February 19, 2016. The court has not yet issued a ruling on that motion. As of the date of this report, this case is ongoing.

In addition to the foregoing, we may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of any such matters will have a material adverse effect on our business, financial condition or results of operations. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition and results of operations.

IDI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

18. Quarterly financial data (unaudited)

The quarterly financial data (unaudited) for the years ended December 31, 2015 and 2014 consist of the following:

	Three Months Ended
(In thousands, except share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Statements of Operations:
Revenue	$10,837	$1,002	$994	$1,258
Gross profit	$2,328	$236	$570	$704
Loss from operations	$(34,598)	$(4,523)	$(3,716)	$(1,563)
Net loss from continuing operations	$(32,639)	$(4,402)	$(3,981)	$(1,563)
Net loss from discontinued operations attributable to IDI	$—	$(387)	$(41,489)	$(74)
Net loss attributable to IDI	$(32,639)	$(4,789)	$(45,470)	$(1,637)
Basic and diluted loss per share
Continuing operations	$(2.09)	$(0.29)	$(0.29)	$(0.21)
Discontinued operations	—	(0.03)	(2.99)	(0.01)

	$(2.09)	$(0.32)	$(3.28)	$(0.22)

	Three Months Ended
(In thousands, except share data)	December 31, 2014	September 30, 2014 (1)
Statements of Operations:
Revenue	$817	$—
Gross profit	$480	$—
Loss from operations	$(761)	$(16)
Net loss from continuing operations	$(578)	$(32)
Net loss from discontinued operations attributable to IDI	$—	$—
Net loss attributable to IDI	$(578)	$(32)
Basic and diluted loss per share
Continuing operations	$(0.15)	$(0.03)
Discontinued operations	—	—

	$(0.15)	$(0.03)

(1)	As IDI Holdings, the accounting acquirer of the merger consummated effective as of March 21, 2015, was incorporated on September 22, 2014, the comparative figures for the three months ended September 30, 2014 were from September 22, 2014, the date of inception through September 30, 2014.

19. Subsequent events

The Company has evaluated all events and transactions after December 31, 2015 through the date these financial statements were issued. The following material matters have occurred through March 18, 2016.

On February 22, 2016, pursuant to terms of the Company’s Series B Preferred, each share of Series B Preferred has automatically converted into the Company’s Common Stock. As a result, on February 22, 2016, the Company’s Series B Preferred, 450,962 shares in total, automatically converted into 22,548,100 shares of the Company’s Common Share, by multiplying each such share of Series B Preferred being converted by 50.

On March 11, 2016, the Company issued 1,800,220 shares (the “Series A Earn-Out Shares”) of the Company’s Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred”) and 900,108 shares (the “Common Earn-Out Shares,” and together with Series A Earn-Out Shares, the “Earn-Out Shares”) of the Company’s Common Stock,

which shares represent “earn-out” consideration paid in accordance with the TBO Merger, upon a determination by the Board of Directors that certain financial targets had been achieved as set forth in the Merger Agreement and Plan of Reorganization governing the TBO Merger.

On March 11, 2016, the Company amended the Certificate of Designations of the Series A Preferred to provide for the conversion of the Series A Preferred into Common Stock of the Company on a one-for-one basis. Previously, the Series A Preferred were convertible in connection with a sale of any such shares to a non-affiliate of the Company. As a result, on March 11, 2016, a total of 5,719,822 outstanding shares of Series A Preferred converted into an equal number of shares of the Company’s Common Stock (the “Conversion Shares”).

Effective March 11, 2016, the Board of Directors approved the issuance of an aggregate of 1,069,728 shares the (“Exchange Shares”) of Common Stock in exchange for warrants to purchase shares of Common Stock previously issued to four stockholders of the Company, including Frost Gamma. No additional consideration was paid by the stockholders and the warrants were cancelled. As of March 17, 2016, an aggregate of 149,925 Exchange Shares have been issued.

In addition to the foregoing issuances, on March 9, 2016, the Board of Directors approved the issuance of up to 12,000 restricted shares of Common Share (the “Vendor Shares”) to a vendor of the Company as additional consideration for services rendered. The Vendor Shares vest in twelve equal monthly installments.

Following the conversion of the Series A Preferred and the issuance of the Exchange Shares and Vendor Shares, the Company will have approximately 46.9 million shares of Common Stock outstanding.

Exhibit Index

Exhibit No.	Description

10.26	Employment Agreement dated as of July 21, 2014 between Tiger Media, Inc. and Jacky Wang.

21.1	Subsidiaries of IDI.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of RBSM LLP

23.3	Consent of EisnerAmper LLP

31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Fluent, Inc. for the period from January 1, 2015 through December 8, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document