Form 10-Q
period 2016-03-31
IDI, Inc.
filed 2016-05-05
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016, the registrant had 46,924,183 shares of common stock outstanding.

IDI, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “IDI,” or the “Company” refer to IDI, Inc. and its consolidated subsidiaries.

All per share amounts and shares outstanding for all periods have been retroactively restated to reflect IDI’s one-for-five reverse stock split, which was effective on March 19, 2015.

ITEM 1. FINANCIAL STATEMENTS.

IDI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$10,138	$13,462
Accounts receivable, net of allowance for doubtful accounts of $228 and $318 at March 31, 2016 and December 31, 2015, respectively	20,648	21,224
Prepaid expenses and other current assets	2,281	2,931
Total current assets	33,067	37,617
Property and equipment, net	1,156	1,062
Intangible assets, net	88,234	87,445
Goodwill	161,753	161,753
Other non-current assets	2,148	1,315
Total assets	$286,358	$289,192
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Trade accounts payable	$9,299	$8,863
Accrued expenses and other current liabilities	8,946	9,160
Deferred revenue	331	783
Current portion of long-term debt	2,250	2,250
Total current liabilities	20,826	21,056
Long-term debt, net	48,689	48,668
Deferred tax liabilities	10,037	13,573
Total liabilities	79,552	83,297
Shareholders' equity:
Convertible Series A preferred stock—$0.0001 par value 10,000,000 shares authorized; 0 and 4,871,802 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Convertible Series B preferred stock—$0.0001 par value 10,000,000 shares authorized; 0 and 450,962 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Common stock—$0.0005 par value 200,000,000 shares authorized; 46,979,395 and 15,709,786 shares issued at March 31, 2016 and December 31, 2015, respectively; and 46,924,183 and 15,709,786 shares outstanding at March 31, 2016 and December 31, 2015, respectively	23	8
Treasury stock, at cost, 55,212 and 0 shares at March 31, 2016 and December 31, 2015, respectively	(272)	-
Additional paid-in capital	298,972	291,032
Accumulated deficit	(91,917)	(85,145)
Total shareholders’ equity	206,806	205,895
Total liabilities and shareholders’ equity	$286,358	$289,192

See notes to condensed consolidated financial statements

IDI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$39,424	$1,258
Cost of revenues (exclusive of depreciation and amortization)	28,494	554
Gross profit	10,930	704
Operating expenses:
Sales and marketing expenses	3,126	533
General and administrative expenses	13,367	1,699
Depreciation and amortization	2,609	35
Loss from operations	(8,172)	(1,563)
Other income (expense):
Interest expense, net	(1,825)	-
Other expenses, net	(297)	-
Total other expense	(2,122)	-
Loss from continuing operations before income taxes	(10,294)	(1,563)
Income taxes	(3,522)	-
Net loss from continuing operations	(6,772)	(1,563)
Discontinued operations:
Pretax loss from operations of discontinued operations	-	(91)
Net loss from discontinued operations	-	(91)
Less: Non-controlling interests	-	(17)
Net loss from discontinued operations attributable to IDI	-	(74)
Net loss attributable to IDI	$(6,772)	$(1,637)
Loss per share
Basic and diluted
Continuing operations	$(0.25)	$(0.21)
Discontinued operations	-	(0.01)
	$(0.25)	$(0.22)
Weighted average number of shares outstanding -
Basic and diluted	27,468,214	7,488,314
Comprehensive loss:
Net loss attributable to IDI, Inc.	$(6,772)	$(1,637)
Foreign currency translation adjustment	-	6
Net comprehensive loss	$(6,772)	$(1,631)

See notes to condensed consolidated financial statements

IDI, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Convertible Series A preferred stock		Convertible Series B preferred stock		Common stock		Treasury stock		Additional paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as at December 31, 2015	4,871,802	$-	450,962	$-	15,709,786	$8	-	$-	$291,032	$(85,145)	$205,895
Issuance of contingent earn out shares	1,800,220	-	-	-	900,108	-	-	-	-	-	-
Conversion of Series A preferred stock into common stock	(6,672,022)	-	-	-	6,672,022	4	-	-	(4)	-	-
Conversion of Series B preferred stock into common stock	-	-	(450,962)	-	22,548,100	11	-	-	(11)	-	-
Issuance of common stock to a vendor for services rendered	-	-	-	-	12,000	-	-	-	131	-	131
Common stock issued in exchange for warrants previously issued to certain shareholders	-	-	-	-	749,625	-	-	-	297	-	297
Vesting of restricted stock units	-	-	-	-	387,754	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to pay statutory taxes in connection with the vesting of restricted stock units	-	-	-	-	-	-	55,212	(272)	-	-	(272)
Share-based compensation expenses	-	-	-	-	-	-	-	-	7,527	-	7,527
Net loss attributable to IDI	-	-	-	-	-	-	-	-	-	(6,772)	(6,772)
Balance as at March 31, 2016	-	$-	-	$-	46,979,395	$23	55,212	$(272)	$298,972	$(91,917)	$206,806

See notes to condensed consolidated financial statements

IDI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to IDI	$(6,772)	$(1,637)
Less: Loss from discontinued operations, net of tax	-	(74)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,609	35
Non-cash interest expenses and related amortization	584	-
Share-based payments	7,378	102
Non-cash loss on exchange of warrants	297	-
(Recovery) provision for bad debts	(90)	21
Deferred income tax expenses	(3,536)	-
Changes in assets and liabilities of continuing operations, net of the effects of acquisition:
Accounts receivable	666	(432)
Prepaid expenses and other current assets	531	(378)
Other non-current assets	(833)	-
Trade accounts payable	436	216
Accrued expenses and other current liabilities	(365)	-
Amounts due to related parties	-	2
Deferred revenue	(452)	20
Net cash provided by (used in) operating activities from continuing operations	453	(1,977)
Net cash provided by operating activities from discontinued operations	-	98
Net cash provided by (used in) operating activities	453	(1,879)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(177)	(380)
Capitalized costs included in intangible assets	(3,037)	(13)
Proceeds from reverse acquisition	-	3,569
Net cash (used in) provided by investing activities	(3,214)	3,176
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(563)	-
Net cash used in financing activities	(563)	-
Effect of foreign exchange rate changes on cash and cash equivalents	-	3
Net (decrease) increase in cash and cash equivalents	$(3,324)	$1,300
Cash and cash equivalents at beginning of period	13,462	5,996
Cash and cash equivalents at end of period	$10,138	$7,296
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,276	$-
Cash paid for income taxes	$-	$-
Share-based compensation expenses capitalized in intangible assets	$278	$-
Issuance of common stock to a vendor for services rendered	$131	$-
Fair value of shares issued for acquisition	$-	$44,112

See notes to condensed consolidated financial statements

IDI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared for IDI, Inc. (“we”, “us”, “our”, “IDI”, or the “Company”), a Delaware corporation, formerly known as Tiger Media, Inc. (“Tiger Media”), in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations.

Our unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented and are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2016, are not necessarily indicative of the results of operations and cash flows to be anticipated for future three-month periods or for the full year ending December 31, 2016.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”).

The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by US GAAP.

Reclassifications

Certain prior period items, including depreciation and amortization, and discontinued operations, which are not material, have been reclassified to conform to the current period presentation.

Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Recently issued accounting standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. On July 9, 2015, FASB approved the proposal to defer the effective date of ASU 2014-09 by one year. Early adoption is permitted as of the original effective date of December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein. We do not plan to early adopt ASU 2014-09 and we plan to have a preliminary assessment of its impact on our consolidated financial statements in late 2016.

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

In August 2014, FASB issued ASU No. 2014-15 (“ASU 2014-15”), “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 with early adoption permitted. We do not believe the impact of adoption of ASU 2014-15 on our consolidated financial statements will be material.

In April 2015, FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis. The Company has adopted this standard for the year ended December 31, 2015. Debt issuance costs of $3,961 and $4,178 were recorded as a deduction of long-term debt as of March 31, 2016 and December 31, 2015, respectively.

In September 2015, FASB issued ASU No. 2015-16 (“ASU 2015-16”), “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statement that have not been issued. We have adopted ASU 2015-16 for the three months ended March 31, 2016. We are still evaluating the purchase price allocation related to the acquisition of Fluent, LLC, and we do not expect it will have a material impact on our condensed consolidated financial statements.

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

Except for the ASUs above, for the three months ended March 31, 2016, other ASUs are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

2. Loss per share

Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options and unvested shares. Common equivalent shares are excluded from the calculation in the loss periods as their effects would be anti-dilutive.

On March 19, 2015, the Company effected a one-for-five reverse stock split (the “Reverse Split”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of the Company’s common stock. All per share amounts and shares outstanding for all the periods presented have been retroactively restated to reflect the Reverse Split.

The information related to basic and diluted loss per share for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Numerator:
Net loss from continuing operations	$(6,772)	$(1,563)
Net loss from discontinued operations attributable to IDI	-	(74)
Net loss	$(6,772)	$(1,637)
Denominator:
Weighted average shares outstanding - Basic and diluted	27,468,214	7,488,314
Loss per share:
Basic and diluted:
Continuing operations	$(0.25)	$(0.21)
Discontinued operations	-	(0.01)
	$(0.25)	$(0.22)

3. Acquisitions

The Company records acquisitions pursuant to ASC 805 – Business Combinations. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired intangible assets, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Fluent Acquisition

To accelerate the Company’s strategy to apply its next generation data fusion technology to not only the risk management industry, but also as an advanced data analytics platform to the consumer marketing industry, on December 8, 2015 (the “Effective Date of Fluent Acquisition”), the Company completed the acquisition of Fluent, Inc. (the “Fluent Acquisition”), pursuant to the terms and conditions of the Fluent Merger Agreement, as defined below.

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

On December 9, 2015, Fluent Merger Co, the surviving entity during the Fluent Acquisition, changed its name to Fluent, LLC (“Fluent”). IDI is the legal and accounting acquirer of the Fluent Acquisition. Fluent is a leader in people-based digital marketing and customer acquisition.

For accounting purposes, the Company recognized the Fluent Acquisition in accordance with ASC Topic 805 – Business Combinations. Under the acquisition method of accounting, the assets (including identifiable intangible assets) and liabilities of Fluent prior to the Fluent Acquisition were recorded at their respective fair values. Any excess of purchase price over the fair value of the net assets were recorded as goodwill. The Company’s financial statements issued after the Fluent Acquisition would reflect these fair values and would not be restated retroactively to reflect the historical financial position or results of operations of Fluent.

Pursuant to the Fluent Merger Agreement, the Company acquired 100% of the outstanding stock of Fluent from the Sellers for the following considerations: (i) 300,037 shares, as adjusted, of the Company’s Series B Non-Voting Convertible Preferred Stock, par value $0.0001 (the “Series B Preferred”), convertible into 15,001,850 shares of the Company’s common stock, par value $0.0005 (such shares of common stock, the “Conversion Shares”), with the fair value of $123.8 million, determined by multiplying the Company’s market stock price by the total shares of common stock, as converted, and (ii) approximately $99.3 million in cash. The following table summarizes the preliminary purchase price allocation and the fair value of the net assets acquired and liabilities assumed (marked to market), and the resulting amount of goodwill in the acquisition of Fluent (the legal and accounting acquiree) at the Effective Date of Fluent Acquisition.

(In thousands)
Assets acquired:
Cash and cash equivalents	$6,013
Accounts receivable	20,250
Prepaid expenses and other current assets	691
Property and equipment	242
Intangible assets:
Customer relationships	30,875
Trademarks	16,357
Domain names	191
Developed technology	10,716
Databases	25,052
Non-competition agreements	728
Total intangible assets	83,919
Other non-current assets	763
Deferred tax assets	1,868
113,746
Liabilities assumed:
Accounts payable and accrued expenses	10,792
Liability for employee incentive-based compensation plan	4,000
Deferred revenue	314
Deferred tax liabilities	32,111
47,217
Goodwill	156,526
Total consideration	$223,055
Including:
Cash consideration	$99,289
Fair value of Series B Preferred issued	123,766
Total consideration	$223,055

The intangible assets acquired are amortized on a straight-line basis over the estimated useful lives. The useful lives for customer relationships, trademarks, domain names, developed technology, databases and non-competition agreements are 7 years, 20 years, 20 years, 5 years, 10 years, and 5 years, respectively, and the weighted average useful life for these acquired intangible assets is 10 years.

Goodwill from the acquisition of Fluent principally relates to intangible assets that do not qualify for separate recognition, including the assembled workforce and synergies. Goodwill is not tax deductible for income tax purposes and was assigned to the Information Services and Performance Marketing reporting segments of $37,396 and $119,130, respectively.

The fair value of assets acquired and liabilities assumed from our acquisition of Fluent was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to the fair value of intangible assets, certain accrued liabilities, and income taxes. Measurement period adjustments will be applied to the period that the adjustment is identified in our condensed consolidated financial statements. As of March 31, 2016, the Company is still evaluating the purchase price allocation, with no change from the preliminary purchase price allocation disclosed in the Company’s 2015 Annual Report.

Pro forma disclosure for acquisition

The following table includes the pro forma results for the three months ended March 31, 2015 of the combined companies as though the acquisition had occurred on January 1, 2015.

Pro forma
Three Months Ended
(In thousands)	March 31, 2015
Revenue	$32,105
Loss from continuing operations	(32,160)
Net loss attributable to IDI	(22,198)
Basic and diluted loss per share	$(2.96)

In preparation of the unaudited pro forma financial data, for the three months ended March 31, 2015, we included pro forma adjustments in relation to the additional acquired intangible assets amortization expenses, interest expenses, and share-based compensation expenses of $2,508, $1,828 and $31,663, respectively, and we also added back the related total net income tax benefit of $12,239.

The unaudited pro forma financial information is presented for information purposes only, and may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the period presented.

TBO Merger with Tiger Media

To enable Tiger Media to enter into the big data and analytics sector, on March 21, 2015 (the “Effective Date of TBO Merger”), Tiger Media and TBO Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Tiger Media (“TBO Merger Sub”), completed a merger (the “TBO Merger”) with The Best One, Inc. (“TBO”), pursuant to the terms and conditions of the Merger Agreement and Plan of Reorganization, as amended (the “TBO Merger Agreement”) dated as of December 14, 2014.

For accounting purposes, the Company recognized the TBO Merger in accordance with ASC Topic 805-40, “Reverse Acquisitions.” Accordingly, Tiger Media has been recognized as the accounting acquiree in relation to the TBO Merger, with IDI Holdings, LLC (“IDI Holdings”), formerly known as TBO Merger Sub, being the accounting acquirer, and the Company’s condensed consolidated financial statements for the reporting period from January 1, 2015 through March 21, 2015 being those of IDI Holdings, rather than those of Tiger Media. The Company’s condensed consolidated financial statements for the period since March 22, 2015, the day after the TBO Merger was consummated, recognize Tiger Media and IDI Holdings as a consolidated group for accounting and reporting purposes, albeit with a carryover capital structure inherited from Tiger Media (attributable to the legal structure of the transaction).

Under the acquisition method of accounting, the assets (including identifiable intangible assets) and liabilities of Tiger Media prior to the TBO Merger were recorded at their respective fair values and added to those of IDI Holdings. Any excess of purchase price over the fair value of the net assets were recorded as goodwill. Financial statements of IDI issued after the TBO Merger reflect these fair values and are not restated retroactively to reflect the historical financial position or results of operations of Tiger Media.

Under the reverse acquisition, the accounting acquiree, the Company, issued equity shares to the owners of the accounting acquirer, IDI Holdings. The consideration transferred by IDI Holdings for its interest in the Company is based on the number of equity interests IDI Holdings would have had to issue to give the owners of the Company the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the Company. Certain shareholders of IDI Holdings also had the right to receive additional shares subject to an earn-out (as mentioned in Note 10). The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed (marked to market), and the resulting amount of goodwill related to the acquisition of Tiger Media (the accounting acquiree) at the Effective Date of TBO Merger.

(In thousands)
Assets acquired:
Cash and cash equivalents	$3,569
Accounts receivable	1,808
Other current assets	326
Property and equipment	1,419
Intangible assets, net	4,280
Long-term deferred expenses	586
11,988
Liabilities assumed:
Accounts payable	1,519
Accrued expenses and other payables	736
Acquisition consideration payable	464
Amounts due to related parties	124
Deferred revenue	80
2,923
Non-controlling interests	425
Goodwill	35,472
Total consideration	$44,112

Goodwill from the acquisition principally relates to the assembled workforce and synergies.

As all assets and liabilities related to the Advertising Business, as defined below, were disposed of in 2015 for $0, no pro forma financial information was disclosed.

4. Discontinued operations

On June 30, 2015, in connection with the Company’s sole focus on the big data and analytics sector via its consolidated subsidiaries, the Company’s Board of Directors approved a plan under which the Company discontinued the operations of its Chinese-and British Virgin Islands-based subsidiaries (collectively, the “Advertising Business”). The Company recognized the transactions in accordance with ASC Topic 205-20, “Discontinued Operations”. The Company has disposed of all assets and liabilities related to its Advertising Business, by the disposal of its equity interests in the Advertising Business to an independent third party in 2015 for $0.

Related financial information of the Adverting Business has been retrospectively reclassified for the three months ended March 31, 2015. The following financial information presents the results of operations of the Advertising Business for the three months ended March 31, 2015.

Three Months Ended
(In thousands)	March 31, 2015
Revenue	$9

Pretax loss from operations of discontinued operations	$(91)
Income tax expenses	-
Less: Non-controlling interests	(17)
Net loss from discontinued operations	$(74)

5. Fair value of financial instruments

ASC Topic 820, “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•Level 1 –	defined as observable inputs such as quoted prices in active markets;

•Level 2 –	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•Level 3 –	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the Company’s cash and cash equivalents, receivables and payables, including the current portion of long-term debt approximate their carrying amount because of the short-term nature of these instruments. The long-term debt outstanding as of March 31, 2016 represented the Term Loan and Promissory Notes, as defined below, pursuant to agreements effective on December 8, 2015. As analyzed in Note 8, we regard the fair value of the long-term debt to approximate their carrying amounts as of March 31, 2016.

6. Intangible assets, net

Intangible assets other than goodwill consist of the following:

(In thousands)	Amortization period	March 31, 2016	December 31, 2015
Gross amount:
Purchased IP and capitalized litigation costs	10 years	$2,700	$1,659
Software developed for internal use	3-10 years	4,845	2,571
Developed technology	5 years	10,716	10,716
Customer relationships	7 years	30,875	30,875
Trademarks	20 years	16,357	16,357
Domain names	20 years	191	191
Databases	10 years	25,052	25,052
Non-competition agreements	5 years	728	728
		91,464	88,149
Accumulated amortization:
Purchased IP and capitalized litigation costs		(41)	(34)
Software developed for internal use		(62)	(50)
Developed technology		(668)	(133)
Customer relationships		(1,375)	(272)
Trademarks		(255)	(50)
Domain names		(3)	(1)
Databases		(781)	(155)
Non-competition agreements		(45)	(9)
		(3,230)	(704)
Net intangible assets:
Purchased IP and capitalized litigation costs		2,659	1,625
Software developed for internal use		4,783	2,521
Developed technology		10,048	10,583
Customer relationships		29,500	30,603
Trademarks		16,102	16,307
Domain names		188	190
Databases		24,271	24,897
Non-competition agreements		683	719
		$88,234	$87,445

The amount associated with Purchased IP and capitalized litigation costs is mainly related to the intellectual property purchased by TBO from Ole Poulsen (“Purchased IP”) pursuant to the Intellectual Property Purchase Agreement dated October 14, 2014 (“IP Agreement”) and related legal and other costs incurred in defending the Company’s claims to the Purchased IP. The gross amount associated with software developed for internal use mainly represent capitalized costs of internally developed software. The amounts relating to developed technology, customer relationships, trademarks, domain names, databases, and non-competition agreements all represent the fair values of intangible assets acquired as a result of the Fluent Acquisition.

Amortization expenses of $2,526 and $12 were included in depreciation and amortization expenses for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there were intangible assets of $2,425 and $4,365, included into the gross amounts of Purchased IP and capitalized litigation costs, and software developed for internal use, respectively, that have not started amortization. These intangible assets will start to amortize when they are put into use.

The Company capitalized $3,315 during the three months ended March 31, 2016, with $1,041 related to Purchased IP litigation costs and $2,274 related to internally developed software.

As of March 31, 2016, estimated amortization expenses related to the Company’s intangible assets for the remainder of 2016 through 2020 and thereafter are as follows:

(In thousands)
Year	March 31, 2016
Remainder of 2016	$7,951
2017	10,853
2018	10,853
2019	10,782
2020	10,617
2021 and thereafter	37,178
$88,234

7. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of March 31, 2016, the balance of goodwill includes $5,227 resulted from the acquisition of Interactive Data, LLC (“Interactive Data”) effective on October 2, 2014, and $156,526 as a result of the Fluent Acquisition effective on December 8, 2015. There are no changes in the amount of goodwill for the three months ended March 31, 2016. The measurement date of our annual goodwill impairment test is October 1.

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

As of March 31, 2016, there are no events or changes in circumstances to indicate that goodwill is impaired.

8. Long-term debt, net

Long-term debt, net consists of the following:

(In thousands)	March 31, 2016	December 31, 2015
12% term loan, due 2020, net of unamortized debt issuance costs of $3,528 and $3,729 at March 31, 2016 and December 31, 2015, respectively	$40,909	41,271
10% promissory notes, due 2021, net of unamortized debt issuance costs of $433 and $449 at March 31, 2016 and December 31, 2015, respectively	9,567	9,551
Add: PIK interest accrued to the principal balance	463	96
Long-term debt, net	50,939	50,918
Less: Current portion of long-term debt	2,250	2,250
Long-term debt, net (non-current)	$48,689	$48,668

Term Loan

On December 8, 2015, Fluent became the borrower under the term loan agreement (“Credit Agreement”), among the Company, Fluent Merger Sub, Fluent, Inc., and Fluent Merger Co (now known as Fluent), the persons party thereto from time to time as guarantors, the financial institutions party thereto from time to time as lenders, and Whitehorse Finance, Inc. (the “Agent”), evidencing a term loan in the amount of $45.0 million (“Term Loan”). Fluent’s obligations in respect of the Term Loan are guaranteed by the Company and substantially all of the other direct and indirect subsidiaries of the Company. The obligations of Fluent and the guarantors are secured by substantially all of such entities’ assets. The Credit Agreement has a term of five years.

The Term Loan accrues interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, payable in cash, plus an additional 1.0% per annum payable, at the Company’s election, in-kind or in cash. Interest under the Term Loan is payable monthly, including monthly compounding of paid-in-kind interest.

Payments of principal in the amount of $563 each are due on the last day of each quarter during the term of the Credit Agreement, commencing March 31, 2016. Additionally, 50% of excess cash flow of Fluent and its subsidiaries for the immediately preceding fiscal year is required to be paid towards the Term Loan obligations, commencing with the fiscal year ending December 31, 2016. The Credit Agreement provides for certain other customary mandatory prepayments upon certain events. The Credit Agreement provides for certain prepayment premiums during the first four years of the Term Loan, provided that the prepayment premiums are not applicable to scheduled payments of principal, the required excess cash flow payments and certain other required prepayments.

In connection with the Term Loan, on December 8, 2015, the Company issued to the Agent and its affiliates warrants (the “Whitehorse Warrants”) to purchase, in aggregate, 200,000 shares of the Company’s common stock. The Whitehorse Warrants are exercisable at any time (i) following the date of approval for listing of the shares of common stock issuable upon exercise of the Whitehorse Warrants on the NYSE MKT and (ii) prior to the ten year anniversary of the date of issuance of the Whitehorse Warrants at $8.00 per share. If the Company has a public equity offering, certain adjustments are available.

The fair value of Whitehorse Warrants of $1,586 was recognized as debt issuance costs. We estimated the fair value of the Whitehorse Warrants on the date of grant using a Black-Scholes pricing model, and amortize the fair value to interest expense over the term of the Term Loan using the effective interest method.

The Credit Agreement contains customary representations and warranties, covenants (including certain financial covenants), and events of default, upon the occurrence of which the Agent may accelerate the obligations under the Credit Agreement. The financial covenants include (i) the requirement that the Company and its subsidiaries attain certain quarterly minimum earnings before interest expense, income tax, depreciation and amortization, and other items (“EBITDA”) thresholds, (ii) Fluent and its subsidiaries attain certain quarterly minimum EBITDA thresholds, (iii) Fluent and its subsidiaries meet certain leverage ratios on a quarterly basis, (iv) Fluent and its subsidiaries meet certain fixed charge coverage ratios on a quarterly basis, and (v) Fluent and its subsidiaries maintain at all times cash and cash equivalent balances of at least $2.0 million (or such lesser amount agreed to by the Agent), in the aggregate. As of March 31, 2016, the Company was in compliance with the financial covenant requirements.

Promissory Notes

On December 8, 2015, the Company entered into and consummated the financing (the “Promissory Notes”) with each of Frost Gamma Investment Trust (“Frost Gamma”), an affiliate of Phillip Frost, M.D., the Vice Chairman of the Company’s Board of

Directors, Michael Brauser, the Executive Chairman of the Board of Directors, and another investor (the “Promissory Note Investors”), pursuant to which the Company received $5.0 million from Frost Gamma, $4.0 million from Michael Brauser, and $1.0 million from another investor, for an aggregate financing of $10.0 million. The Promissory Note Investors received (i) a promissory note in the principal amount equal to the amount of their respective Promissory Notes, with a rate of interest of 10% per annum, capitalized monthly by adding it to the outstanding principal amount of the Promissory Notes, and (ii) a grant of 100 shares of Series B Preferred for each $1.0 million increment of Promissory Notes, with an aggregate of 1,000 shares of Series B Preferred granted (“Promissory Note Shares”), pursuant to fee letter agreements (the “Fee Letters”). As discussed in Note 10, on February 22, 2016 (the “Conversion Date”), each share of Series B Preferred automatically converted into 50 shares of common stock. Pursuant to the terms of the Promissory Notes, the Company is required to repay the principal amounts and accrued interest six months after the repayment of all amounts due under the Credit Agreement, except that the Company may repay the Promissory Notes earlier from the proceeds of a public equity financing.

The fair value of Promissory Note Shares was calculated by multiplying the closing market price of the Company’s common stock on December 8, 2015 of $8.45, with the total shares granted, as converted, which was recognized as debt issuance costs.

In connection with the Promissory Notes, on December 8, 2015, the Company, Fluent, substantially all of the direct and indirect subsidiaries of the Company, each lender under the Promissory Notes, and the Agent, entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the debt under the Promissory Notes was made expressly subordinate to the debt under the Credit Agreement. In addition, the Subordination Agreement restricts certain modifications of the Promissory Notes, and the ability of any lender under the Promissory Notes to take certain actions with respect to the obligations arising under the Promissory Notes. The terms of the Subordination Agreement remain in effect until all obligations under the Credit Agreement are paid in full.

Maturities

Excluding potential additional principal payments due on the Term Loan based on excess cash flows for the immediately preceding fiscal year, as mentioned above, scheduled future maturities of total debts as of March 31, 2016, were as follows:

(In thousands)
Year
The remainder of 2016	$1,687
2017	2,250
2018	2,250
2019	2,250
2020	36,000
2021 and thereafter	10,000
Total maturities	54,437
Add: Accrued PIK interest, added to the principal	463
Less: Unamortized debts issuance costs	(3,961)
Total	$50,939

Fair value

As mentioned above, the Company’s long-term debt outstanding as of March 31, 2016 represented i) the Term Loan pursuant to a Credit Agreement on December 8, 2015, with interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, payable in cash, plus an additional 1.0% per annum payable, at the Company’s election, in-kind or in cash; and ii) Promissory Notes pursuant to promissory note agreements effective on December 8, 2015, with an interest rate of 10% per annum. By considering the short period of the long-term debt being outstanding from December 8, 2015 up to March 31, 2016, and the market interest rates, we regard the fair values of the long-term debt to approximate their carrying amount as of March 31, 2016.

9. Income taxes

The Company is subject to federal and state income taxes in the United States.

The Company’s effective income tax rate differed from the statutory federal income tax rate of 34.0% for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016, this difference is primarily due to state income taxes and nondeductible expenses. For the three months ended March 31, 2015, the difference was primarily due to changes in the valuation allowance applied against the Company’s deferred tax assets. A reconciliation of such differences is shown as follows:

	Three Months Ended March 31,
(In thousands)	2016		2015
Tax on continuing operating loss before income taxes	$(3,500)	34.0%	$(531)	34.0%
Non-deductible loss on exchange of warrants	92	-0.9%	-	0.0%
Other permanent differences	68	-0.7%	-	0.0%
Effect of state taxes (net of federal tax benefit)	(389)	3.8%	-	0.0%
Non-deductible share-based compensation	207	-2.0%	-	0.0%
Valuation allowance	-	0.0%	531	-34.0%
Benefit related to income taxes	$(3,522)	34.2%	$-	0.0%

Deferred income taxes should be reduced by a valuation allowance if it is more likely that not that some portion or all of the deferred tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of valuation allowance required and adjusts such valuation allowance accordingly. Management believes, based on evaluation of all positive and negative evidence, that the deferred tax assets recorded as of March 31, 2016 will be fully realized and therefore has not recorded a valuation allowance.

In accordance with the provisions of ASC 740 -10, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of March 31, 2016 and December 31, 2015, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. All of the Company’s income tax filings since inception remain open for tax examinations.

10. Common stock, preferred stock and warrants

Common stock

As of March 31, 2016 and December 31, 2015, the number of issued shares of common stock was 46,979,395 and 15,709,786, respectively. The change in the number of shares of common stock during the three months ended March 31, 2016 was a result of the following issuances:

•

On the Conversion Date, the Company’s Series B Preferred, 450,962 shares in total, automatically converted into 22,548,100 shares of the Company’s common stock, by multiplying each such share of Series B Preferred by 50, pursuant to the designations of the Company’s Series B Preferred.

•

On March 11, 2016, the Company issued 1,800,220 shares (the “Series A Earn Out Shares”) of the Company’s Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred”) and 900,108 shares (the “Common Earn Out Shares,” and together with Series A Earn Out Shares, the “Earn Out Shares”) of the Company’s common stock, which shares represent “earn-out” consideration paid in connection with the TBO Merger, upon a determination by the Board of Directors that certain financial targets had been achieved as set forth in the TBO Merger Agreement. As of March 31, 2016, all earn out liabilities have been settled.

•

On March 11, 2016, the Company amended the Certificate of Designations of the Series A Preferred to provide for the conversion of the Series A Preferred into common stock on a one-for-one basis. Previously, the Series A Preferred were convertible in connection with a sale of any such shares to a non-affiliate of the Company. As a result, all the outstanding shares of Series A Preferred converted into an equal number of shares of common stock.

•

Effective March 11, 2016, the Board of Directors approved the issuance of an aggregate of 1,069,728 shares (“Exchange Shares”) of common stock in exchange for warrants previously issued to four stockholders of the Company, including Frost Gamma. As of March 31, 2016, an aggregate of 749,625 Exchange Shares have been issued, and a loss on exchange of warrants of $297 was recognized in other expenses, net. No additional consideration was paid by the warrant holders and the warrants were cancelled.

•	12,000 restricted shares of common stock were issued to a vendor of the Company as additional consideration for services rendered.
•

An aggregate of 387,754 shares of common stock were issued as a result of the vesting of restricted stock units (“RSUs”), among which, 55,212 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock.

Warrants

 Warrants to purchase an aggregate of 1,589,830 shares of the Company’s common stock, issued to four stockholders of the Company and the Agent of the Term Loan, were outstanding as of December 31, 2015. As mentioned above, an aggregate of 749,625 Exchange Shares have been issued to three stockholders during the three months ended March 31, 2016, in exchange for the cancellation of warrants to purchase 749,625 shares of common stock.

As of March 31, 2016, an aggregate of 840,205 shares of warrants are still outstanding, which includes:

•

Warrants to purchase 640,205 shares of common stock issued to an institutional investor. Pursuant to a direct offering with the investor in July 2015, the Company issued to the investor warrants at an exercise price of $10.00 per share, for a total of 640,205 shares of common stock. The warrants are exercisable six months from the date of issuance and will expire thirty-six months from the date of issuance.

•	As mentioned in Note 8, the Whitehorse Warrants to purchase 200,000 shares of the Company’s common stock, associated with our Term Loan.

Series A Preferred

As part of the TBO Merger, the Company, as accounting acquiree, issued a total of 4,965,302 shares of Series A Preferred to TBO shareholders. An additional 1,800,220 shares of Company’s Series A Preferred were issued subject to an earn-out on March 11, 2016.

During the three months ended March 31, 2016, an aggregate of 6,672,022 outstanding shares of Series A Preferred, including the Series A Earn Out Shares, were converted into the Company’s common stock. There was no outstanding Series A Preferred as of March 31, 2016.

Series B Preferred

As of December 31, 2015, the Company had issued a total of 450,962 shares of Series B Preferred to the Sellers of Fluent and certain investors.

As mentioned above, on February 22, 2016, the 450,962 shares of Series B Preferred automatically converted into 22,548,100 shares of the Company’s common stock, by multiplying each such share of Series B Preferred by 50. There was no outstanding Series B Preferred as of March 31, 2016.

Treasury stock

As of March 31, 2016, the Company's shares held in treasury was 55,212, with a cost of $272. This increase in treasury stock was due to shares that were withheld to pay withholding taxes upon the vesting of RSUs during the quarter.

11. Share-based payments

As of March 31, 2016, the Company maintains two share-based incentive plans. The 2008 Share Incentive Plan (the “2008 Plan”) was carried forward as a result of the TBO Merger effective on March 21, 2015, with 136,068 shares of common stock reserved for issuance. On April 27, 2015, the Board of Directors approved the IDI, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which was subsequently approved during the annual shareholder meeting on June 2, 2015, covering the issuance of 2,500,000 shares of common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The primary purpose of the 2015 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in IDI and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company. On November 16, 2015, the Board of Directors and the Compensation Committee approved the increase of the number of shares of common stock authorized for issuance under the 2015 Plan (the “2015 Plan Amendment”), to 12,500,000, subject to stockholder approval at the Company’s next Annual Meeting of Stockholders in accordance with the rules of the NYSE MKT LLC (the “Stockholder Approval”).

As of March 31, 2016, there were 80,568 and 6,738,000 shares of common stock reserved for issuance under the 2008 Plan and the 2015 Plan, respectively.

Non-plan share-based payments

On October 13, 2014, IDI Holdings entered into a business consulting services agreement with Marlin Capital Investments, LLC (“Marlin Capital”) for a term of four years (the “Marlin Consulting Agreement”), pursuant to which, Marlin Capital held RSUs representing the right to receive 2,000,000 shares of TBO Common Stock, which were assumed by the Company upon closing of the TBO Merger and the RSUs represent the right to receive 2,000,000 shares of the Company’s common stock, outside of the 2008 Plan and 2015 Plan. The RSUs vest annually beginning October 13, 2015 provided certain performance goals of the Company are met. The performance goals of the Company were met in January 2016. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company. In addition, 960,000 RSUs held by TBO employees, including the Company’s Chief Executive Officer, Chief Financial Officer, and President and Chief Operating Officer, were also assumed by the Company and represent the right to receive 960,000 shares of Company’s common stock, with a vesting period ranging from two to four years from the grant date.

Effective on November 16, 2015, the Company entered into an employment agreement with Michael Brauser (the “Michael Brauser Employment Agreement”) relating to his service as Executive Chairman of the Board of Directors, pursuant to which, Michael Brauser will receive an annual base salary of $25,000 payable in accordance with the Company’s general payroll practices and 5.0 million RSUs, outside of the 2008 Plan and 2015 Plan, representing the right to receive 5.0 million shares of common stock, provided that the issuance of shares of common stock underlying the RSUs is subject to Stockholder Approval. The RSUs vest annually over a four year period; provided, however, that no portion of the RSUs shall vest unless and until the Company has, for any one fiscal year in which the RSUs are outstanding, gross revenue determined in accordance with the Company’s audited financial statements in excess of $100.0 million for such fiscal year and positive EBITDA (as determined based on the Company’s audited financial statements) for such fiscal year, after subtracting all charges for equity compensation paid to executives or other service providers to the Company (collectively, the “Vesting Conditions”). Such RSUs vest in full upon a Company change in control, termination of Michael Brauser without cause, termination by Michael Brauser for good reason, or Michael Brauser’s death or disability. The Company concluded that it was probable that the Vesting Conditions would be met.

On December 8, 2015, at the time of Phillip Frost’s joining the Board of Directors of the Company as Vice Chairman, Frost Gamma received a grant of 3,000,000 RSUs, outside of the 2008 Plan and 2015 Plan, provided that the issuance of shares of common stock underlying such RSUs is subject to the Stockholder Approval. These grants were fully vested on December 8, 2015.

The Company determined that the Board of Directors approval date was the grant date and began to amortize the share-based compensation expenses on the grant date.

Share options

Details of share options activity during the three months ended March 31, 2016 were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Balance as of December 31, 2015	462,000	$9.52	5.3 years	$-
Forfeited	(30,000)	$9.59
Balance as of March 31, 2016	432,000	$9.51	3.7 years	$-
Options exercisable as of March 31, 2016	365,333	$9.35	2.7 years

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of IDI’s common stock on March 31, 2016 of $5.80 and the exercise price, multiplied by the number of stock options as of the same date.

The unvested balance of options were shown below for the three months ended March 31, 2016:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term
Unvested as of December 31, 2015	126,667	$9.02	8.1 years
Vested	(30,000)	$5.50
Forfeited	(30,000)	$9.59
Unvested as of March 31, 2016	66,667	$10.34	9.4 years

Compensation expense recognized from employee stock options for the three months ended March 31, 2016 and 2015 of $16 and $2, respectively, was recognized in general and administrative expenses and discontinued operations in the condensed consolidated statements of operations. As of March 31, 2016, unrecognized share-based compensation cost relating to granted share options amounted to $389, which are expected to be recognized over a weighted average period of 3.5 years.

Restricted stock units

Details of unvested restricted stock unit activity during the three months ended March 31, 2016 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2015 (2)	13,721,000	$7.35
Vested and delivered	(332,542)	6.50
Withheld as treasury stock (1)	(55,212)	6.50
Vested not delivered	(22,667)	6.50
Forfeited	(19,000)	7.01
Unvested as of March 31, 2016 (2)	13,291,579	$7.38

(1)	As mentioned in Note 10, the increase in treasury stock was due to shares withheld to pay statutory withholding taxes upon the vesting of RSUs during the quarter.
(2)

Among the total unvested balance as of March 31, 2016 and December 31, 2015, 12,312,000 shares, with weighted average grant-date fair value of $9.48, are subject to the Stockholder Approval. Among such shares, 3,000,000 shares were granted to Frost Gamma, and were vested fully on the grant date, and the remaining shares have a vesting period ranging from three to four years. For accounting purposes, the grant date was determined to be in 2015, as the Company concluded the Stockholder Approval was perfunctory.

The Company recognized compensation cost (included in sales and marketing expenses, general and administrative expenses, and discontinued operations in the condensed consolidated statements of operations, and intangible assets in the condensed consolidated balance sheets) for these RSUs of $7,511 and $100 for the three months ended March 31, 2016 and 2015, respectively. The fair value of the restricted stock units was estimated using the market value of the Company’s common stock on the date of grant, which was equivalent to the closing price of the common stock on the grant date.

As of March 31, 2016, unrecognized share-based compensation costs in respect of granted restricted stock units amounted to $92,179 that are expected to be recognized over a weighted average period of 3.2 years.

Shares issued to third-party vendors

The Company issues shares to certain third-party vendors in lieu of cash for services rendered. As mentioned in Note 10, during the three months ended March 31, 2016, 12,000 restricted shares of common stock were issued to a vendor of the Company as additional consideration for services rendered. An aggregate of $129 amortization expense was recognized for the three months ended March 31, 2016.

The share-based compensation expenses for the Company’s share options, RSUs and common stock were allocated to the following accounts in the condensed consolidated financial statement for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Sales and marketing expenses	$546	$-
General and administrative expenses	6,832	59
Discontinued operations	-	43
Capitalized in intangible assets	278	-
Total	$7,656	$102

12. Segment information

We currently manage our operations in two reportable segments, Information Services and Performance Marketing. The segments reflect the way the Company evaluates its business performance and manages its operations. In 2015, the Company disposed of all assets and liabilities related to its Advertising Business and related results of operations were recognized as discontinued operations, therefore, no information is presented here.

As all revenue is generated in the United States, no geographic information is presented.

Information regarding our Information Services and Performance Marketing segments are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Revenue:
Information Services	$11,051	$1,258
Performance Marketing	28,373	-
	39,424	1,258
Loss from operations:
Information Services	$(6,788)	$(1,563)
Performance Marketing	(1,384)	-
	(8,172)	(1,563)
Depreciation and amortization:
Information Services	$1,151	$35
Performance Marketing	1,458	-
	2,609	35
Capital expenditure:
Information Services	$2,995	$393
Performance Marketing	219	-
	3,214	393

	March 31, 2016	December 31, 2015
Assets:
Information Services	$101,912	$102,582
Performance Marketing	184,446	186,610
	286,358	289,192
Intangible assets, net:
Information Services	$44,891	$42,951
Performance Marketing	43,343	44,494
	88,234	87,445
Goodwill:
Information Services	$42,623	$42,623
Performance Marketing	119,130	119,130
	161,753	161,753

The Company does not allocate interest expense nor income taxes to their segments.

13. Related party transactions

(a) Related party transactions

For the three months ended March 31, 2016 and 2015, material related party transactions were as follows:

Interest in the TBO Merger — Frost Gamma Investments Trust

Before the TBO Merger, but after giving effect to the Reverse Split, Frost Gamma, an affiliate of Phillip Frost, M.D., the Vice Chairman of the Company’s Board of Directors, owned 2,144,275 shares of IDI, representing 29.4% of the IDI’s outstanding common stock. In addition, at the Effective Date of TBO Merger, after giving effect to a TBO recapitalization, Frost Gamma owned 80,000 shares of TBO Common Stock, 640,000 shares of TBO Series C Preferred Stock, and 4,000 shares of TBO Series D Preferred Stock, which resulted in IDI issuing to Frost Gamma 2,660,309 shares of common stock at closing, and an additional 900,108 shares of common stock subject to an earn out. As a result, following the TBO Merger, Frost Gamma owned 34.6% of the Company’s common stock at closing and 38.6% assuming the Common Earn Out Shares are earned. In connection with approving the TBO Merger and the related transactions, the Board of Directors of IDI reviewed and considered Frost Gamma’s interest in such transactions.

On March 11, 2016, the Company issued 900,108 Common Earn Out Shares to Frost Gamma, upon a determination by the Board of Directors that that certain financial targets had been achieved as set forth in the TBO Merger Agreement.

Financing — Frost Gamma Investments Trust

On December 8, 2015, the Company entered into and consummated the Promissory Notes with each of Frost Gamma, Michael Brauser, and another investor, pursuant to which the Company received $5.0 million from Frost Gamma, $4.0 million from Michael Brauser, and $1.0 million from such other investor, for an aggregate bridge financing of $10.0 million. Refer to details discussed in Note 8 – Long-term debt, net. As of March 31, 2016, the principal and accrued interest of such Promissory Note, owing to Frost Gamma, was $5,161.

On February 22, 2016, as part of the Company’s Series B Preferred of 450,962 shares in total, 141,430 shares of Series B Preferred, previously issued to Frost Gamma in relation to certain financial arrangements, automatically converted into the Company’s common stock, by multiplying each such share of Series B Preferred by 50.

Promissory Note — Michael Brauser

As mentioned in Note 8 – Long-term debt, net, on December 8, 2015, the Company entered into and consummated the Promissory Note with Michael Brauser, pursuant to which, the Company received $4.0 million from Michael Brauser. As of March 31, 2016, the principal and accrued interest of such Promissory Note owing to Michael Brauser was $4,129.

Business Consulting Agreement — Marlin Capital Investments, LLC

As mentioned in Note 11 – Shared-based payments, on October 13, 2014, IDI Holdings entered into Marlin Consulting Agreement with Marlin Capital for a term of four years. Michael Brauser, the Company’s Executive Chairman, is a 50% owner and one of two managers of Marlin Capital. Under the Marlin Consulting Agreement, Marlin Capital serves in the capacity of a strategic advisor to TBO and provides services such as recommendations on organizational structure, capital structure, future financing needs, and business strategy. The Marlin Consulting Agreement provides for equity compensation issued to Marlin in the amount of 2,000,000 RSUs of TBO. IDI assumed these RSUs in the TBO Merger and the RSUs represent the right to receive 2,000,000 shares of IDI’s common stock. The RSUs vest on four equal annual installments beginning October 13, 2015 provided certain performance goals of IDI are met. The performance goals of the Company were met in January 2016. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of IDI.

The Company recognized share-based compensation expenses related to these RSUs of $311 for the three months ended March 31, 2016.

Warrant Exchange

As mentioned in Note 10, on March 11, 2016, the Board of Directors approved the issuance of an aggregate of 1,069,728 shares of Exchange Shares in exchange for warrants previously issued to four shareholders of the Company, including 524,750 shares to Frost Gamma. No additional consideration was paid by the shareholders and the warrants were, or will be cancelled, upon the exchange.

As of March 31, 2016, warrant to purchase 749,625 shares of the Company’s common stock, including 524,750 shares owned by Frost Gamma, were exchanged for the Company’s common stock on a one-for-one basis.

Others

Effective on August 1, 2015, IDI entered into a consulting agreement with DAB Management Group Inc. (“DAB”) for DAB to provide consulting services related to business development, future acquisitions and strategic transactions for a term of six months, and shall automatically renew for additional six-month periods, unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term (the “DAB Agreement”). DAB is owned by Daniel Brauser, a director of the Company at the time the DAB Agreement was entered into and the son of Michael Brauser, Executive Chairman of the Company. Under the DAB Agreement, the consulting service fee is $20 per month. A total consulting service fee of $60 was paid for the three months ended March 31, 2016.

Beginning in June 2015, the Company began paying monthly rental payments of $5 on behalf of Grander Holdings, Inc, an entity owned by the Company’s Executive Chairman, for a portion of its office lease at 4400 Biscayne Blvd, Miami, Florida 33137, to Frost Real Estate Holdings, LLC, an entity controlled by Dr. Phillip Frost, a significant shareholder in the Company and current Vice Chairman of the Company’s Board of Directors. The office is occupied by the Company’s Executive Chairman, as well as corporate and administrative personnel to conduct the Company-related business. The Company recognized rental fees of $15 for the three months ended March 31, 2016.

In October 2015, the Company entered into a Non-Exclusive Aircraft Dry Lease Agreement with Brauser Aviation, LLC, an affiliated entity of our Executive Chairman, to pay a set hourly rate for Company-related usage of the aircraft. The Company recognized aircraft lease fee of $75 in total for the three months ended March 31, 2016.

Fluent has a vendor agreement with OnBlaze LLC (“OnBlaze”), a company which provides email marketing services for Fluent’s proprietary websites, and in which the spouse of Fluent’s President, Matthew Conlin, is the General Manager and an approximate 5% owner. For the three months ended March 31, 2016, Fluent recognized costs of $23 for the media services provided by OnBlaze.

(b) Amounts due to or due from related parties

Except for those Promissory Notes mentioned above, there was no outstanding balance due to or due from related parties as of March 31. 2016 and December 31, 2015.

14. Commitments and contingencies

(a) Operating lease commitments

The Company recorded rental expenses of $276 and $43 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

(In thousands)
Year	March 31, 2016
Remainder of 2016	$658
2017	758
2018	229
2019	207
2020	213
2021 and thereafter	408
$2,473

(b) Capital commitment

The Company incurred data costs of $479 and $59 for the three months ended March 31, 2016 and 2015, respectively, under certain non-cancellable data licensing agreements. As of March 31, 2016, material capital commitments under non-cancellable data licensing agreements were $15,634, shown as follows:

(In thousands)
Year	March 31, 2016
Remainder of 2016	$1,918
2017	3,603
2018	3,683
2019	3,370
2020	2,460
2021 and thereafter	600
$15,634

(c) Employment agreements

We have employment agreements with certain executives, mainly including our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and President and Chief Operating Officer, which provide for compensation and certain other benefits and for severance payments under certain circumstances.

(d) Contingency

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations. Provision of $238 was made for a claim as of March 31, 2016. Legal fees associated with such legal proceedings, are expensed as incurred, or capitalized as discussed in Note 6.

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, among other parties, in the U.S. Bankruptcy Court, Southern District of Florida, regarding a dispute over ownership of Purchased IP, which was purchased by TBO from Ole Poulsen, the Company’s Chief Science Officer. TRADS has since dropped Interactive Data as a party, and added TBO and Ole Poulsen. On June 10, 2015, over TRADS’ objections, the court granted TBO’s motion to expand the scope of discovery to include, among other things, whether TRADS is a good faith purchaser of any of the Purchased IP, free of any fraud or misconduct by or on behalf of TRADS, and whether there was a fraud on the court by TRADS. On February 22, 2016, TBO and Mr. Poulsen filed a motion for summary judgment seeking judgment in their favor on all claims based upon, among other things, TRADS having committed a fraud on the court. Briefing on that motion was completed on April 8, 2016. On April 20, 2016, the court denied the motion for summary judgment. Trial is scheduled to begin May 16, 2016. As of the date of this report, this case is ongoing.

On October 23, 2014, TRADS filed a Complaint and Motion for Temporary Injunction, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, against James Reilly, President and Chief Operating Officer of the Company, seeking relief for alleged violation of a noncompetition agreement. On February 5, 2015, after the presentation of TRADS’ case, the court denied TRADS’ motion for a temporary injunction to prohibit Mr. Reilly from continuing employment with TBO. TRADS appealed that order, and on December 2, 2015, the Fourth District Court of Appeal reversed the order denying the temporary injunction and remanded for Mr. Reilly to present his case opposing the preliminary injunction. Mr. Reilly has appealed that order to the Supreme Court of Florida. The Supreme Court of Florida has not yet decided if it will accept jurisdiction of the appeal. The hearing on TRADS’ motion for temporary injunction is set for May 4 and 5, 2016. As of the date of this report, this case is ongoing.

On November 26, 2014, TRADS filed a Complaint and Motion for Preliminary Injunction, in the United States District Court, Southern District of Florida, against Daniel MacLachlan, former Chief Financial Officer and Treasurer of TBO, seeking relief for alleged violation of a noncompetition agreement. On February 10, 2015, the court granted TRADS’ motion for preliminary injunction against Mr. MacLachlan’s continued employment with TBO. That preliminary ruling was appealed and, on August 27, 2015, the appellate court vacated the injunction and remanded the case to the lower court for reconsideration. On October 29, 2015, the lower court reinstated the injunction through February 10, 2016. The preliminary injunction expired, and Mr. MacLachlan resumed performing services for the Company on February 11, 2016. On March 15, 2016, the court dismissed TRADS’ claim for injunctive relief as moot, pursuant to a joint stipulation of the parties. On April 11, 2016, a settlement agreement was reached between the parties, and on April 14, 2016, the case was dismissed with prejudice.

On July 28, 2015, TRADS filed a Complaint and Motion for Preliminary Injunction in the United States District Court, Southern District of Florida, against Surya Challa, Vice President of Technology of TBO, seeking relief for an alleged violation of a noncompetition agreement. The hearing on TRADS’ Motion for Preliminary Injunction was held on February 19, 2016. On March 23, 2016, the court denied TRADS’ motion for preliminary injunction. On April 22, 2016, TRADS filed a notice of appeal seeking review of the trial court’s order denying the motion for preliminary injunction. As of the date of this report, this case is ongoing.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 18, 2016, and other filings we make with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

The Company serves the risk management and the consumer marketing industries through its consolidated subsidiaries, Interactive Data, LLC (“Interactive Data”) and Fluent, LLC (“Fluent”), respectively. Interactive Data provides information solutions to a broad and diverse set of industries including financial services, insurance, healthcare, corporate risk, law enforcement, government, collections, retail, and legal, for purposes including identity verification, location, due diligence, risk management, prevention and detection of fraud and abuse, legislative compliance, and debt recovery. Fluent provides people-based, digital marketing solutions to leading consumer brands and direct marketers utilizing Fluent’s proprietary audience data and technology to enable marketers to acquire their best customers, with precision, at a massive scale. We provide our services to organizations in the United States.

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

In April 2016, Interactive Data officially launched idiCORE™, a product to serve the risk management industry that provides instant, comprehensive views of individuals, businesses, assets and their interrelationships. idiCORE is an advanced analytical solution to be used across multiple industries, including law enforcement, government, financial services, insurance, and corporate risk.

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our Internet websites are www.ididata.com and www.fluentco.com. The Internet website addresses provided in this Quarterly Report on Form 10-Q are not intended to function as a hyperlink and information obtained at the addresses is not and should not be considered part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this Quarterly Report on Form 10-Q.

In order for the Company to continue to develop new products, grow its existing business and expand into additional markets, we must generate and sustain sufficient operating profits and cash flow in future periods. This will require us to generate additional sales from current products and new products currently under development. We have advanced the build out of our sales organization to drive current products and to introduce new products into the market place. We will incur increased compensation expenses for our sales and marketing, executive and administrative, and infrastructure-related persons as we increase headcount in the next twelve months.

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

For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”), filed with the Securities and Exchange Commission, or SEC, on March 18, 2016.

Recently issued accounting standards

See Note 1(b), Recently issued accounting standards, in Notes to Condensed Consolidated Financial Statements.

Use of Non-GAAP Financial Measurers

Management evaluates the financial performance of our business on a variety of key indicators, including adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on US GAAP, plus net loss from discontinued operations, interest expense, net, depreciation and amortization, share-based payments, and other adjustments, and minus income tax benefits, as noted in the table below.

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Net loss attributable to IDI	$(6,772)	$(1,637)
Net loss from discontinued operations attributable to IDI	-	74
Interest expense, net	1,825	-
Income tax benefits	(3,522)	-
Depreciation and amortization	2,609	35
Share-based payments	7,378	102
Non-cash loss on exchange of warrants	297	-
Acquisition-related costs	52	42
Non-recurring litigation costs	523	585
Adjusted EBITDA	$2,390	$(799)

We present adjusted EBITDA as a supplemental measure of our operating performance because we believe it provides useful information to our investors as it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance.  In addition, we use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments, evaluate the performance of our senior management and measure the operating strength of our business.

Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and is an indicator of the operational strength of our business.  Adjusted EBITDA eliminates the uneven effect across all reportable segments of considerable amounts of non-cash depreciation and amortization and the non-cash effect of share-based payments.

Adjusted EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as indicators of operating performance or to cash flows from operating activities as a measure of liquidity.  The way we measure adjusted EBITDA may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

For accounting purposes, IDI Holdings, LLC (“IDI Holdings”) was the accounting acquirer, and acquired Tiger Media, Inc. (“Tiger Media”, now known as IDI) on March 21, 2015. As such, only results of operations during the period from March 22, 2015 to March 31, 2015 of Tiger Media were included into the condensed consolidated financial statements of IDI for the three months ended March 31, 2015. The Company has disposed of all assets and liabilities related to its Chinese and British Virgin Islands based subsidiaries (collectively, the “Advertising Business”) in 2015, and the operating results of the Advertising Business for the three months ended March 31, 2015 were reflected as discontinued operations.

On December 8, 2015, the Company completed the acquisition of Fluent (the “Fluent Acquisition”). The results of operations of Fluent were included into the Company’s condensed consolidated financial statements for the three months ended March 31, 2016.

Revenue. Total revenue increased $38.1 million to $39.4 million for the three months ended March 31, 2016, from $1.3 million for the three months ended March 31, 2015. The increase was a result of the Fluent Acquisition effective on December 8, 2015. Revenue generated from our Information Services segment and Performance Marketing segment were $11.0 million and $28.4 million, respectively, for the three months ended March 31, 2016, versus $1.3 million and $0 million, respectively, for the three months ended March 31, 2015.

Gross profit. Gross profit ratio was 28% and 56% for the three months ended March 31, 2016 and 2015, respectively. The decrease in gross profit ratio was mainly the result of the following:

•

In the Information Services segment, gross profit as a percentage of revenue is impacted by several factors, including increases in transactional-based data costs, timing and entry into flat-fee data licensing agreements, the mix of those data costs, changes in channels of distribution, sales volume, pricing strategies, and fluctuations in sales of integrated third-party products. As we continued to leverage additional data sets in anticipation of additional product lines, we incurred an increase in the cost of revenues relative to our current sales. As we continue to move the construct of our data costs towards a flat-fee data licensing agreements model, we expect that our gross profit margin will increase as a percentage of sales in our Information Services segment.

•

In our Performance Marketing segment, as a result of the Fluent Acquisition, we generated a lower gross profit ratio vis-a-vie the Company’s overall ratio for the three months ended March 31, 2016. We had no related results of operations in the Performance Marketing segment prior to the Fluent Acquisition.

Sales and marketing expenses. Sales and marketing expenses increased $2.6 million to $3.1 million for the three months ended March 31, 2016, from $0.5 million for the three months ended March 31, 2015. The increase was mainly a result of the Fluent Acquisition, and the expansion of our sales organization. Sales and marketing expenses consist of marketing and promotion, salaries and benefits, traveling expenses, share-based compensation expenses, and transportation and other expenses, incurred by our sales team, which are expected to increase in the future following the growth of revenue and the Company’s continuous efforts to expand its sales organization. Included in sales and marketing expenses was non-cash share-based compensation expenses of $0.6 million and $0 for the three months ended March 31, 2016 and 2015, respectively.

General and administrative expenses. General and administrative expenses increased $11.7 million to $13.4 million for the three months ended March 31, 2016, from $1.7 million for the three months ended March 31, 2015. The amounts mainly consisted of non-cash share-based payments of $6.8 million and $0.1 million, professional fees of $2.2 million and $0.7 million, and employee salaries and benefits of $2.6 million and $0.5 million, for the three months ended March 31, 2016 and 2015, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $2.6 million to $2.6 million for the three months ended March 31, 2016. The increase in depreciation and amortization in 2016 was mainly attributable to the amortization of intangible assets resulting from the Fluent Acquisition.

Interest expense, net. Interest expense, net of $1.8 million for the three months ended March 31, 2016 represented the interest expenses and amortization of debt issuance costs associated with the term loan in the amount of $45.0 million (“Term Loan”) and promissory notes in the amount of $10 million, pursuant to agreements entered in December 2015 in connection with the Fluent Acquisition, with an aggregate long-term debt balance of $50.9 million as of March 31, 2016.

Net loss from continuing operations. We had a loss from continuing operations of $6.8 million and $1.6 million, including $7.4 million and $0.1 million of non-cash share-based payments, and $3.5 million and $0 million of income tax benefits arising primarily from the recognition of deferred tax assets, for the three months ended March 31, 2016 and 2015, respectively.

Net loss attributable to IDI. A net loss of $6.8 million and $1.6 million was recognized for the three months ended March 31, 2016 and 2015, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash Flows provided by (used in) operating activities. As at March 31, 2016, the Company had cash and cash equivalents of approximately $10.1 million. For the three months ended March 31, 2016, net positive cash provided by operating activities was $0.5 million, which was mainly due to the net income of $0.5 million, after the adjustments of non-cash items of $10.9 million. Net cash used in operating activities of $1.9 million for the three months ended March 31, 2015 was mainly attributable to loss from operations of $1.6 million.

Cash Flows provided by (used in) investing activities. Net cash used in investing activities for the three months ended March 31, 2016 was $3.2 million, which was mainly due to $3.0 million of capitalized litigation costs and software developed for internal use. Net cash provided by investing activities for the three months ended March 31, 2015 of $3.2 million was mainly due to the cash proceeds of $3.6 million as a result of the reverse acquisition of Tiger Media on March 21, 2015.

Cash Flows used in financing activities. Net cash used in financing activities for the three months ended March 31, 2016 was $0.6 million, which was mainly due to the repayment of long-term debt.

As of March 31, 2016, the Company had non-cancellable operating lease commitments of $2.5 million, and material commitments under non-cancellable data licensing agreements of $15.6 million. For the three months ended March 31, 2016, the Company funded its operations through the use of available cash.

The Company reported net loss from continuing operations of $6.8 million and $1.6 million, net loss from discontinued operations of $0 million and $0.1 million, for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had an accumulated deficit of $91,917.

As of March 31, 2016, the Company had available cash of approximately $10.1 million, a decrease of $3.4 million from $13.5 million as of December 31, 2015. Based on projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months. Subject to revenue growth, the Company may have to continue to raise equity and/or debt, which, if the Company is able to obtain, will have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company. If the Company’s operations do not generate positive cash flow in the upcoming year, or if it is not able to meet the debt covenants specified in the Credit Agreement, or if it is not able to obtain additional equity or debt financing on terms and conditions acceptable to it, if at all, it may be unable to implement its business plan, or even continue its operations.

The Company may explore the possible acquisition of businesses, products and/or technologies that are complementary to its existing business. The Company is continuing to identify and prioritize additional technologies, which it may wish to develop internally or through licensing or acquisition from third parties. While the Company may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that the Company will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to stockholders.

We financed approximately $55.0 million of the cash portion of the purchase price of the Fluent Acquisition with the proceeds from the Term Loan and other indebtedness described herein. The Term Loan contains restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and restrictions on our ability to make certain investments and other restricted payments, including certain intercompany payments. The restrictive covenants in the Credit Agreement governing the Term Loan may therefore limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs, subject to certain restrictions under the Term Loan. Any additional debt may further restrict the manner in which we conduct business.

The Credit Agreement also requires us to maintain and comply with certain financial and other covenants. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain mandatory prepayment provisions, including annual prepayments of the Term Loan with a portion of our excess cash flow. As long as the Term Loan remains outstanding, the restrictive covenants and mandatory prepayment provisions could impair our ability to expand or pursue our business strategies or obtain additional funding.

Contractual Obligations

As of March 31, 2016, there were no material changes in our commitment under contractual obligations as disclosed in our 2015 Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk for the effect of interest rate changes. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market mutual funds. As of March 31, 2016, we had cash and cash equivalents of $10.1 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the fact that we can redeem such investment freely. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2016, we have long-term debt, including the current portion of long-term debt, in aggregate of $50.9 million. Our Term Loan accrues interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, payable in cash, plus an additional 1.0% per annum payable, at the Company’s election, in-kind or in cash. Interest under the Term Loan is payable monthly, including monthly compounding of PIK interest. In addition, we also have Promissory Notes of $10.0 million in total with a rate of interest of 10% per annum, which interest is capitalized monthly by adding to the outstanding principal amount. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 10% increase in interest rates relative to our current interest rates would not have a material impact on the fair value of all of our outstanding long-term debt. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of the Term Loan. A hypothetical 10% increase or decrease in overall interest rates as of March 31, 2016 would result in an impact to interest expense for the next twelve months by $0.5 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective solely as a result of a material weakness in our internal control over financial reporting as disclosed in our 2015 Annual Report on Form 10-K. Management has concluded that the material weakness that was present as of December 31, 2015 was also present as of March 31, 2016.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our 2015 Annual Report, we did not have adequate controls designed and in place to ensure that there was complete, accurate and timely recording of non-routine transactions including business combinations, and debt and equity transactions which required complex accounting treatment.

Remediation Status

To remediate the material weakness mentioned above, we intend to incorporate the following changes including enhancing internal controls over the areas noted below:

•

Appointment of Chief Financial Officer. The newly appointed Chief Financial Officer will increase the capacity and expertise within the finance function and will be responsible for ensuring any identified material weakness in internal control over financial reporting is remediated in a timely fashion.

•

Formal evaluation of non-routine transactions including accounting for contingent consideration arising from purchase transactions and business combinations. We are enhancing our internal controls to ensure contingent consideration scenarios related to business combinations are estimated and formally documented including various earn-out scenarios at time of acquisition.  In addition, we will formally review the documented scenarios each quarter until they are no longer relevant due to expiration.

•

Enhanced efforts to identify, analyze and record non-routine transactions. We will adopt certain non-routine accounting policies and enhance our process around formally documenting our increased communication by and among senior management related to timely identifying and analyzing the non-routine transactions, and concluding on the appropriate accounting treatments and disclosures under US GAAP.

As part of our ongoing monitoring effort of the Company’s internal control over financial reporting, we will report progress and status of the above remediation efforts to the Audit Committee on a periodic basis throughout the year. Once placed in operation for a sufficient period of time, we will subject them to appropriate tests, in order to determine whether they are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting during this quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on its business, financial condition or results of operations, and the Company is vigorously defending these matters. However, the results of these matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition and results of operations.

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, among other parties, in the U.S. Bankruptcy Court, Southern District of Florida, regarding a dispute over ownership of certain intellectual property purchased by The Best One, Inc. (“TBO”) from Ole Poulsen, the Company’s Chief Science Officer (“Purchased IP”). TRADS has since dropped Interactive Data as a party, and added TBO and Ole Poulsen. On June 10, 2015, over TRADS’ objections, the court granted TBO’s motion to expand the scope of discovery to include, among other things, whether TRADS is a good faith purchaser of any of the Purchased IP, free of any fraud or misconduct by or on behalf of TRADS, and whether there was a fraud on the court by TRADS. On February 22, 2016, TBO and Mr. Poulsen filed a motion for summary judgment seeking judgment in their favor on all claims based upon, among other things, TRADS having committed a fraud on the court. Briefing on that motion was completed on April 8, 2016. On April 20, 2016, the court denied the motion for summary judgment. Trial is scheduled to begin May 16, 2016. As of the date of this report, this case is ongoing. Should the case be tried, an adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity.

On October 23, 2014, TRADS filed a Complaint and Motion for Temporary Injunction, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, against James Reilly, President and Chief Operating Officer of the Company, seeking relief for alleged violation of a noncompetition agreement. On February 5, 2015, after the presentation of TRADS’ case, the court denied TRADS’ motion for a temporary injunction to prohibit Mr. Reilly from continuing employment with TBO. TRADS appealed that order, and on December 2, 2015, the Fourth District Court of Appeal reversed the order denying the temporary injunction and remanded for Mr. Reilly to present his case opposing the preliminary injunction. Mr. Reilly has appealed that order to the Supreme Court of Florida. The Supreme Court of Florida has not yet decided if it will accept jurisdiction of the appeal. The hearing on TRADS’ motion for temporary injunction is set for May 4 and 5, 2016. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On November 26, 2014, TRADS filed a Complaint and Motion for Preliminary Injunction, in the United States District Court, Southern District of Florida, against Daniel MacLachlan, former Chief Financial Officer and Treasurer of TBO, seeking relief for alleged violation of a noncompetition agreement. On February 10, 2015, the court granted TRADS’ motion for preliminary injunction against Mr. MacLachlan’s continued employment with TBO. That preliminary ruling was appealed and, on August 27, 2015, the appellate court vacated the injunction and remanded the case to the lower court for reconsideration. On October 29, 2015, the lower court reinstated the injunction through February 10, 2016. The preliminary injunction expired, and Mr. MacLachlan resumed performing services for the Company on February 11, 2016. On March 15, 2016, the court dismissed TRADS’ claim for injunctive relief as moot, pursuant to a joint stipulation of the parties. On April 11, 2016, a settlement agreement was reached between the parties, and on April 14, 2016, the case was dismissed with prejudice.

On July 28, 2015, TRADS filed a Complaint and Motion for Preliminary Injunction in the United States District Court, Southern District of Florida, against Surya Challa, Vice President of Technology of TBO, seeking relief for an alleged violation of a noncompetition agreement. The hearing on TRADS’ Motion for Preliminary Injunction was held on February 19, 2016. On March 23, 2016, the court denied TRADS’ motion for preliminary injunction. On April 22, 2016, TRADS filed a notice of appeal seeking review of the trial court’s order denying the motion for preliminary injunction. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

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

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on 10-K for the year ended December 31, 2015 (“2015 Annual Report”), filed on March 18, 2016, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our 2015 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 22, 2016, the Conversion Date, the Company’s Series B Preferred, 450,962 shares in total, automatically converted into 22,548,100 shares of the Company’s common stock, by multiplying each such share of Series B Preferred being converted by 50, pursuant to terms of the Company’s Series B Preferred.

On March 11, 2016, the Company issued Earn Out Shares, including 1,800,220 shares Series A Preferred and 900,108 shares of the Company’s common stock, which shares represent “earn-out” consideration paid in accordance with the TBO Merger.

On March 11, 2016, the Company amended the Certificate of Designations of the Series A Preferred to provide for the conversion of the Series A Preferred into common stock of the Company on a one-for-one basis. Previously, the Series A Preferred were convertible in connection with a sale of any such shares to a non-affiliate of the Company. As a result, all the outstanding shares of Series A Preferred converted into an equal number of shares of the Company’s common stock.

Effective on March 11, 2016, the Board of Directors approved the issuance of an aggregate of 1,069,728 Exchange Shares in exchange for warrants previously issued to four stockholders of the Company, including Frost Gamma. As of March 31, 2016, an aggregate of 749,625 Exchange Shares have been issued. No additional consideration was paid by the stockholders and the warrants were cancelled.

On March 9, 2016, the Board of Directors approved the issuance of up to 12,000 shares of restricted common stock (the “Vendor Shares”) to a vendor of the Company as additional consideration for services rendered. The Vendor Shares vest in twelve equal monthly installments.

The issuance of the foregoing securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") afforded by Section 3(a)(9) or 4(a)(2) thereof and Regulation D promulgated thereunder, which exception we believe is available because the securities were not offered pursuant to a general solicitation and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506. The securities issued in these transactions are restricted and may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1

Amendment to Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2016).

10.1

Employment Agreement between Daniel MacLachlan and The Best One, Inc., effective October 2, 2014, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016). +

31.1

Certification of Executive Chairman filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDI, Inc.

May 5, 2016	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)