Form 10-Q
period 2016-06-30
IDI, Inc.
filed 2016-08-08
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, the registrant had 50,657,244 shares of common stock outstanding.

IDI, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “IDI,” or the “Company” refer to IDI, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

IDI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$11,233	$13,462
Accounts receivable, net of allowance for doubtful accounts of $513 and $318 at June 30, 2016 and December 31, 2015, respectively	24,766	21,224
Prepaid expenses and other current assets	2,125	2,931
Total current assets	38,124	37,617
Property and equipment, net	1,499	1,062
Intangible assets, net	104,361	87,445
Goodwill	166,083	161,753
Other non-current assets	2,021	1,315
Total assets	$312,088	$289,192
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Trade accounts payable	$10,986	$8,863
Accrued expenses and other current liabilities	9,136	9,160
Deferred revenue	344	783
Current portion of long-term debt	2,250	2,250
Total current liabilities	22,716	21,056
Promissory notes payable to certain shareholders, net	10,137	9,618
Long-term debt, net	38,227	39,050
Contingent consideration payable in stock	10,000	-
Deferred tax liabilities	7,090	13,573
Total liabilities	88,170	83,297
Shareholders' equity:
Convertible Series A preferred stock—$0.0001 par value 10,000,000 shares authorized; 0 and 4,871,802 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Convertible Series B preferred stock—$0.0001 par value 10,000,000 shares authorized; 0 and 450,962 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock—$0.0005 par value 200,000,000 shares authorized; 50,700,356 and 15,709,786 shares issued at June 30, 2016 and December 31, 2015, respectively; and 50,645,144 and 15,709,786 shares outstanding at June 30, 2016 and December 31, 2015, respectively	25	8
Treasury stock, at cost, 55,212 and 0 shares at June 30, 2016 and December 31, 2015, respectively	(272)	-
Additional paid-in capital	323,266	291,032
Accumulated deficit	(99,101)	(85,145)
Total shareholders’ equity	223,918	205,895
Total liabilities and shareholders’ equity	$312,088	$289,192

See notes to condensed consolidated financial statements

IDI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$41,043	$994	$80,467	$2,252
Cost of revenues (exclusive of depreciation and amortization)	29,557	424	58,051	978
Gross profit	11,486	570	22,416	1,274
Operating expenses:
Sales and marketing expenses	3,179	472	6,305	1,005
General and administrative expenses	13,167	3,773	26,534	5,472
Depreciation and amortization	2,996	41	5,605	76
Loss from operations	(7,856)	(3,716)	(16,028)	(5,279)
Other income (expense):
Interest expense, net	(1,856)	-	(3,681)	-
Other expenses, net	(976)	-	(1,273)	-
Total other expense	(2,832)	-	(4,954)	-
Loss from continuing operations before income taxes	(10,688)	(3,716)	(20,982)	(5,279)
Income taxes	(3,504)	265	(7,026)	265
Net loss from continuing operations	(7,184)	(3,981)	(13,956)	(5,544)
Discontinued operations:
Pretax loss from operations of discontinued operations	-	(1,171)	-	(1,262)
Pretax loss on disposal of discontinued operations	-	(41,471)	-	(41,471)
Income taxes	-	127	-	127
Net loss from discontinued operations	-	(42,769)	-	(42,860)
Less: Non-controlling interests	-	(1,280)	-	(1,297)
Net loss from discontinued operations attributable to IDI	-	(41,489)	-	(41,563)
Net loss attributable to IDI	$(7,184)	$(45,470)	$(13,956)	$(47,107)
Loss per share
Basic and diluted
Continuing operations	$(0.15)	$(0.29)	$(0.37)	$(0.52)
Discontinued operations	-	(2.99)	-	(3.88)
	$(0.15)	$(3.27)	$(0.37)	$(4.40)
Weighted average number of shares outstanding -
Basic and diluted	48,084,608	13,896,948	37,776,411	10,710,334
Comprehensive loss:
Net loss attributable to IDI, Inc.	$(7,184)	$(45,470)	$(13,956)	$(47,107)
Foreign currency translation adjustment	-	(136)	-	(130)
Net comprehensive loss	$(7,184)	$(45,606)	$(13,956)	$(47,237)

See notes to condensed consolidated financial statements

IDI, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Convertible Series A preferred stock		Convertible Series B preferred stock		Common stock		Treasury stock		Additional paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as at January 1, 2016	4,871,802	$-	450,962	$-	15,709,786	$8	-	$-	$291,032	$(85,145)	$205,895
Issuance of contingent earn out shares	1,800,220	-	-	-	900,108	-	-	-	-	-	-
Conversion of Series A preferred stock into common stock	(6,672,022)	-	-	-	6,672,022	3	-	-	(3)	-	-
Conversion of Series B preferred stock into common stock	-	-	(450,962)	-	22,548,100	11	-	-	(11)	-	-
Issuance of common stock to a vendor for services rendered	-	-	-	-	12,000	-	-	-	131	-	131
Common stock issued in exchange for warrants previously issued to certain shareholders	-	-	-	-	1,069,728	1	-	-	1,272	-	1,273
Vesting of restricted stock units	-	-	-	-	419,422	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to pay statutory taxes in connection with the vesting of restricted stock units	-	-	-	-	-	-	55,212	(272)	-	-	(272)
Issuance of common stock upon a direct offering to certain investors, net of issuance costs of $336	-	-	-	-	1,000,000	1	-	-	4,663	-	4,664
Issuance of common stock in connection with Q Interactive acquisition	-	-	-	-	2,369,190	1	-	-	11,205	-	11,206
Share-based compensation expenses	-	-	-	-	-	-	-	-	14,977	-	14,977
Net loss attributable to IDI	-	-	-	-	-	-	-	-	-	(13,956)	(13,956)
Balance as at June 30, 2016	-	$-	-	$-	50,700,356	$25	55,212	$(272)	$323,266	$(99,101)	$223,918

See notes to condensed consolidated financial statements

IDI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to IDI	$(13,956)	$(47,107)
Less: Loss from discontinued operations, net of tax	-	(41,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,605	76
Non-cash interest expenses and related amortization	1,202	-
Share-based payments	14,623	1,971
Non-cash loss on exchange of warrants	1,273	-
Provision (recovery) for bad debts	195	(84)
Deferred income tax (benefit) expenses	(7,039)	265
Changes in assets and liabilities of continuing operations, net of the effects of acquisition:
Accounts receivable	869	(172)
Prepaid expenses and other current assets	968	(554)
Other non-current assets	(706)	-
Trade accounts payable	(174)	-
Accrued expenses and other current liabilities	(1,227)	(95)
Amounts due to related parties	-	(18)
Deferred revenue	(491)	(17)
Net cash provided by (used in) operating activities from continuing operations	1,142	(4,172)
Net cash used in operating activities from discontinued operations	-	(337)
Net cash provided by (used in) operating activities	1,142	(4,509)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(577)	(536)
Capitalized costs included in intangible assets	(5,902)	(1,319)
Proceeds from reverse acquisition	-	3,569
Acquisition, net of cash acquired	(50)	-
Net cash (used in) provided by investing activities from continuing operations	(6,529)	1,714
Net cash used in investing activities from discontinued operations	-	(121)
Net cash (used in) provided by investing activities	(6,529)	1,593
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	4,664	-
Debt costs	(381)	-
Repayments of long-term debt	(1,125)	-
Net cash provided by financing activities	3,158	-
Net decrease in cash and cash equivalents	$(2,229)	$(2,916)
Cash and cash equivalents at beginning of period	13,462	5,996
Cash and cash equivalents at end of period	$11,233	$3,080
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$2,510	$-
Cash paid for income taxes	$-	$-
Share-based compensation expenses capitalized in intangible assets	$499	$130
Issuance of common stock to a vendor for services rendered	$131	$-
Treasury stock resulting from shares withheld to pay statutory taxes in connection with the vesting of restricted stock units	$272	$-
Fair value of acquisition consideration	$21,206	$44,112

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2016.

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

Reclassifications

Certain prior period items, including depreciation and amortization, and promissory notes payable to certain shareholders, have been reclassified to conform to the current period presentation.

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

ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statement that have not been issued. We adopted ASU 2015-16 during the three months ended March 31, 2016. We are still evaluating the purchase price allocation related to the acquisitions of Fluent, LLC and Q Interactive, LLC, and we do not expect it will have a material impact on our condensed consolidated financial statements.

Except for the ASUs above, for the three months ended June 30, 2016, other ASUs are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

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

The information related to basic and diluted loss per share for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Numerator:
Net loss from continuing operations	$(7,184)	$(3,981)	$(13,956)	$(5,544)
Net loss from discontinued operations attributable to IDI	-	(41,489)	-	(41,563)
Net loss	$(7,184)	$(45,470)	$(13,956)	$(47,107)
Denominator:
Weighted average shares outstanding - Basic and diluted	48,084,608	13,896,948	37,776,411	10,710,334
Loss per share:
Basic and diluted:
Continuing operations	$(0.15)	$(0.29)	$(0.37)	$(0.52)
Discontinued operations	-	(2.99)	-	(3.88)
	$(0.15)	$(3.27)	$(0.37)	$(4.40)

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

Q Interactive Acquisition

To expand and strengthen the Company’s business in the consumer marketing industry, on June 8, 2016 (the “Effective Date of Q Interactive Acquisition”), the Company entered into and consummated the transactions contemplated by a Membership Interest Purchase Agreement with Selling Source, LLC (“Selling Source”), the seller, pursuant to which the Company acquired all of the issued and outstanding membership interests (the “Membership Interests”) in Q Interactive, LLC (“Q Interactive”) (the “Q Interactive Acquisition”), a Delaware limited liability company.

As consideration for the Membership Interests, after adjustment for Q Interactive’s net working capital at closing, the Company issued to Selling Source 2,369,190 shares of the Company’s common stock, par value $0.0005 per share. Selling Source may receive additional consideration for the Membership Interests if 2016 gross revenue of Q Interactive equals or exceeds $25,000 (the “Earn-out Target”). Such additional consideration, if earned, would be paid in either of the following ways, at the seller’s option, no earlier than the one-year anniversary of the closing date (the “Q Interactive Earn-out Shares”): (i) 1,200,000 shares of common stock (subject to adjustment for certain capital events) or (ii) that number of shares of common stock equal to $10,000, in the aggregate, as determined by the volume weighted average price of the common stock for the ten trading days immediately preceding Selling Source’s receipt of a statement prepared by the Company stating the Earn-out Target has been achieved. Based on management’s preliminary assessment, we concluded that it was extremely likely that Q Interactive would meet the Earn-out Target, and the estimated fair value of Q Interactive Earn-out Shares is $10,000.

The following table summarizes the preliminary purchase price allocation and the fair value of the net assets acquired and liabilities assumed (marked to market), and the resulting amount of goodwill in the acquisition of Q Interactive (the legal and accounting acquiree) at the Effective Date of Q Interactive Acquisition.

(In thousands)
Assets acquired:
Accounts receivable	$4,606
Prepaid expenses and other current assets	208
Property and equipment	73
Intangible assets:
Customer relationships	4,900
Trade names	1,700
Proprietary technology	2,150
Databases	4,800
Non-competition agreements	1,040
Total intangible assets	14,590
19,477
Liabilities assumed:
Trade accounts payable	2,297
Accrued expenses and other current liabilities	1,133
Deferred revenue	52
3,482
Goodwill	5,211
Total consideration	$21,206

The intangible assets acquired are amortized on a straight-line basis over the estimated useful lives. The useful lives for customer relationships, trade names, proprietary technology, databases and non-competition agreements are 10 years, 20 years, 5 years, 5 years and 2 years, respectively, and the weighted average useful life for these acquired intangible assets with definite useful lives is 8 years.

Goodwill from the acquisition of Q Interactive principally relates to intangible assets that do not qualify for separate recognition, including the assembled workforce and synergies. Goodwill is tax deductible for income tax purposes and was assigned to the Information Services and Performance Marketing reporting segments in the amount of $1,709 and $3,502, respectively.

The fair value of assets acquired and liabilities assumed from the acquisition of Q Interactive was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to the fair value of intangible assets, certain accrued liabilities, and contingent consideration. Measurement period adjustments will be applied to the period that the adjustment is identified in our condensed consolidated financial statements. As of June 30, 2016, the Company is still evaluating the purchase price allocation.

The results of operations of Q Interactive during the period from June 8, 2016 to June 30, 2016, with revenue of $3,111 and net income of $177, were included into the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2016.

Pro forma disclosure for Q Interactive Acquisition

The following table includes the pro forma results for the three and six months ended June 30, 2016 and 2015 of the combined companies as though the Q Interactive Acquisition had been completed as of the beginning of the periods being presented.

	Pro forma
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015 (1)	2016	2015 (1)
Revenue	$46,364	$42,802	$93,253	$82,901
Loss from continuing operations before income taxes	(10,385)	(8,485)	(20,660)	(12,557)
Net loss attributable to IDI	(6,816)	(48,328)	(13,315)	(50,537)
Basic and diluted loss per share	$(0.14)	$(2.97)	$(0.33)	$(3.86)
(1)

For the comparative pro forma results for three and six months ended June 30, 2015, we also assumed the Fluent Acquisition, as defined below, had been completed as of the beginning of the periods being presented.

The unaudited pro forma financial information is presented for information purposes only, and may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the periods presented.

Fluent Acquisition

To accelerate the Company’s strategy to apply its next generation data fusion technology to not only the risk management industry, but also as an advanced data analytics platform to the consumer marketing industry, on December 8, 2015 (the “Effective Date of Fluent Acquisition”), the Company completed the acquisition of Fluent, Inc. (the “Fluent Acquisition”), pursuant to an Agreement and Plan of Merger (the “Fluent Merger Agreement”) entered into by and among the Company, Fluent Acquisition I, Inc., Fluent Acquisition II, LLC., a Delaware limited liability company and wholly-owned subsidiary of the Company (“Fluent Merger Co”), Fluent, Inc., a Delaware corporation, the sellers of Fluent, Inc. (the “Sellers”), and Ryan Schulke, as the representative of the Sellers.

On December 9, 2015, Fluent Merger Co, the surviving entity of the Fluent Acquisition, changed its name to Fluent, LLC (“Fluent”). IDI is the legal and accounting acquirer of the Fluent Acquisition.

Pursuant to the Fluent Merger Agreement, the Company acquired 100% of the outstanding stock of Fluent from the Sellers for the following consideration: (i) 15,001,850 shares of the Company’s common stock, par value $0.0005, as converted, with the fair value of $123.8 million, determined by multiplying the Company’s market stock price by the total shares of common stock, and (ii) approximately $99.3 million in cash.  The following table summarizes the preliminary purchase price allocation and the fair value of the net assets acquired and liabilities assumed (marked to market), and the resulting amount of goodwill in the acquisition of Fluent (the legal and accounting acquiree) at the Effective Date of Fluent Acquisition.

(In thousands)
Assets acquired:
Cash and cash equivalents	$6,013
Accounts receivable	20,250
Prepaid expenses and other current assets	691
Property and equipment	242
Intangible assets:
Customer relationships	30,086
Trade names	16,357
Domain names	191
Proprietary technology	11,382
Databases	26,492
Non-competition agreements	728
Total intangible assets	85,236
Other non-current assets	763
113,195
Liabilities assumed:
Accounts payable and accrued expenses	10,653
Liability for employee incentive-based compensation plan	4,000
Deferred revenue	314
Deferred tax liabilities	30,800
45,767
Goodwill	155,645
Total consideration	$223,073
Including:
Cash consideration	$99,266
Fair value of common stock, as converted, issued	123,807
Total consideration	$223,073

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

Goodwill from the acquisition of Fluent principally relates to intangible assets that do not qualify for separate recognition, including the assembled workforce and synergies. Goodwill is not tax deductible for income tax purposes and was assigned to the Information Services and Performance Marketing reporting segments of $37,185 and $118,461, respectively.

The fair value of assets acquired and liabilities assumed from our acquisition of Fluent was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to the fair value of intangible assets, certain accrued liabilities, and income taxes. During the three months ended June 30, 2016, certain measurement period adjustments, including the finalization of net working capital adjustments, and measurement of intangible assets, have been applied this period. As of June 30, 2016, the Company is still evaluating the purchase price allocation.

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

The following financial information presents the results of operations of the Advertising Business for the three and six months ended June 30, 2015.

	Three months ended	Six months ended
(In thousands)	June 30, 2015	June 30, 2015
Revenue	$162	$171

Pretax loss from operations of discontinued operations	$(1,171)	$(1,262)
Loss on disposal of discontinued operations	(41,471)	(41,471)
Income tax expenses	127	127
Less: Non-controlling interests	(1,280)	(1,297)
Net loss from discontinued operations	$(41,489)	$(41,563)

Loss on disposal of discontinued operations was composed of the following items:

(In thousands)
Write-off of goodwill	$(35,472)
Write-off of intangible assets	(4,080)
Write-off of long-term deferred assets	(517)
Lease agreements early termination compensation expenses	(1,211)
Employee severance compensation expenses	(191)
Loss on disposal of discontinued operations	$(41,471)

5. Intangible assets, net

Intangible assets other than goodwill consist of the following:

(In thousands)	Amortization period	June 30, 2016	December 31, 2015
Gross amount:
Purchased IP and capitalized litigation costs	10 years	$3,837	$1,659
Software developed for internal use	3-10 years	6,795	2,571
Acquired proprietary technology	5 years	13,532	10,716
Customer relationships	7-10 years	34,986	30,875
Trade names	20 years	18,057	16,357
Domain names	20 years	191	191
Acquired databases	5-10 years	31,292	25,052
Non-competition agreements	2-5 years	1,768	728
		110,458	88,149
Accumulated amortization:
Purchased IP and capitalized litigation costs		(48)	(34)
Software developed for internal use		(166)	(50)
Acquired proprietary technology		(1,307)	(133)
Customer relationships		(2,445)	(272)
Trade names		(460)	(50)
Domain names		(5)	(1)
Acquired databases		(1,551)	(155)
Non-competition agreements		(115)	(9)
		(6,097)	(704)
Net intangible assets:
Purchased IP and capitalized litigation costs		3,789	1,625
Software developed for internal use		6,629	2,521
Acquired proprietary technology		12,225	10,583
Customer relationships		32,541	30,603
Trade names		17,597	16,307
Domain names		186	190
Acquired databases		29,741	24,897
Non-competition agreements		1,653	719
		$104,361	$87,445

The amount associated with Purchased IP and capitalized litigation costs is mainly related to the intellectual property we purchased from Ole Poulsen (“Purchased IP”) pursuant to the Intellectual Property Purchase Agreement dated October 14, 2014 and related legal and other costs incurred in defending the Company’s claims to the Purchased IP. The gross amount associated with software developed for internal use mainly represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, acquired databases, and non-competition agreements all represent the fair values of intangible assets acquired as a result of the Fluent Acquisition and Q Interactive Acquisition.

Amortization expenses of $2,867 and $16 were included in depreciation and amortization expenses for the three months ended June 30, 2016 and 2015, respectively, and $5,393 and $28 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there were intangible assets of $3,562 and $1,502, included into the gross amounts of Purchased IP and capitalized litigation costs, and software developed for internal use, respectively, that have not started amortization. These intangible assets will start to amortize when they are put into use.

As of June 30, 2016, estimated amortization expenses related to the Company’s intangible assets for the remainder of 2016 through 2021 and thereafter are as follows:

(In thousands)
Year	June 30, 2016
Remainder of 2016	$6,838
2017	13,876
2018	13,583
2019	13,253
2020	13,018
2021 and thereafter	43,793
$104,361

6. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of June 30, 2016, the balance of goodwill includes $5,227 as a result of the acquisition of Interactive Data, LLC (“Interactive Data”) effective on October 2, 2014, $155,645 as a result of the Fluent Acquisition effective on December 8, 2015, and $5,211 as a result of the Q Interactive Acquisition effective on June 8, 2016. The measurement date of our annual goodwill impairment test is October 1. The following table presents the changes in the amount of goodwill for the six months ended June 30, 2016.

(In thousands)
Balance as of December 31, 2015	$161,753
Decrease as a result of adjustments to Fluent Acquisition	(881)
Addition as a result of Q Interactive Acquisition	5,211
Balance as of June 30, 2016	$166,083
Impairment of goodwill	$-

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

As of June 30, 2016, there are no events or changes in circumstances to indicate that goodwill is impaired.

7. Income taxes

The Company is subject to federal and state income taxes in the United States.

The Company’s effective income tax rate differed from the statutory federal income tax rate of 34.0% for the three and six months ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016, this difference is primarily due to state income taxes and nondeductible expenses. For the three and six months ended June 30, 2015, the difference was primarily due to changes in the valuation allowance applied against the Company’s deferred tax assets.

Deferred income taxes should be reduced by a valuation allowance if it is more likely that not that some portion or all of the deferred tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of valuation allowance required and adjusts such valuation allowance accordingly.

In accordance with the provisions of ASC 740 -10, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2016 and December 31, 2015, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. All of the Company’s income tax filings since inception remain open for tax examinations.

8. Common stock, preferred stock and warrants

Common stock

As of June 30, 2016 and December 31, 2015, the number of issued shares of common stock was 50,700,356 and 15,709,786, respectively. The change in the number of shares of common stock during the six months ended June 30, 2016 was a result of the following issuances:

•

On February 22, 2016, the Company’s Series B Non-voting Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred”), 450,962 shares in total, automatically converted into 22,548,100 shares of the Company’s common stock, by multiplying each such share of Series B Preferred by 50, pursuant to the Company’s Series B Preferred certificate of designation.

•

On March 11, 2016, the Company issued 1,800,220 shares (the “Series A Earn-out Shares”) of the Company’s Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred”) and 900,108 shares (the “Common Earn-out Shares”, and together with Series A Earn-out Shares, the “Earn-out Shares”) of the Company’s common stock, which shares represent “earn-out” consideration paid in connection with the merger between Tiger Media and The Best One, Inc. (“TBO”) consummated on March 21, 2015 (the “TBO Merger”), upon a determination by the Board of Directors that certain financial targets had been achieved as set forth in the merger agreement (“TBO Merger Agreement”). As of June 30, 2016, all such earn-out liabilities have been settled.

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

•

During the six months ended June 30, 2016, the Company issued an aggregate of 1,069,728 shares (“Exchange Shares”) of common stock in exchange for warrants previously issued to four stockholders of the Company, including Frost Gamma Investment Trust (“Frost Gamma”), an affiliate of Phillip Frost, M.D., the Vice Chairman of the Company’s Board of Directors, resulting in a loss on the exchange of warrants of $1,273 recognized in other expenses, net. No additional consideration was paid by the warrant holders and the old warrants were cancelled. In addition, new warrants to purchase 320,102 shares of common stock (the “New Warrants”), at an exercise price of $10.00 per share, were issued to one of the warrant holders as part of the exchange of warrants.

•	12,000 restricted shares of common stock were issued to a vendor of the Company as additional consideration for services rendered.
•

An aggregate of 419,422 shares of common stock were issued as a result of the vesting of restricted stock units (“RSUs”), of which, 55,212 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock.

•

An aggregate of 1,000,000 shares of common stock were issued upon a registered direct offering (“Registered Direct Offering”) to five investors, pursuant to a securities purchase agreement entered into on May 17, 2016.

•	On June 8, 2016, an aggregate of 2,369,190 shares of common stock were issued to Selling Source in relation to the Q Interactive Acquisition.

Warrants

Warrants to purchase an aggregate of 1,589,830 shares of the Company’s common stock were outstanding as of December 31, 2015. An aggregate of 1,069,728 Exchange Shares have been issued to four stockholders during the six months ended June 30, 2016, in exchange for the cancellation of partial warrants previously issued to such stockholders.

As of June 30, 2016, warrants to purchase an aggregate of 1,020,102 shares of common stock were outstanding, which includes:

•

New Warrants to purchase 320,102 shares of common stock were issued to an institutional investor as part of the exchange of warrants, as mentioned above. The New Warrants will expire twenty-four months from the date of issuance.

•

Warrants to purchase 200,000 shares of the Company’s common stock, associated with our term loan of $45 million (“Term Loan”), pursuant to a credit agreement entered into on December 8, 2015 (“Credit Agreement”).

•

Concurrent with the Registered Direct Offering in May 2016, as mentioned above, warrants to purchase an aggregate of 500,000 shares of the Company’s common stock were issued to those five investors, with an exercise price of $8.00 per share, which are exercisable beginning six months and one day from the date of issuance and expire 24 months from the date they became exercisable.

Treasury stock

As of June 30, 2016, the Company held 55,212 shares in treasury, with a cost of $272. This increase in treasury stock was due to shares that were withheld to pay withholding taxes upon the vesting of RSUs during the six months ended June 30, 2016.

9. Share-based payments

As of June 30, 2016, the Company maintains two share-based incentive plans. The 2008 Share Incentive Plan (the “2008 Plan”) was carried forward as a result of the TBO Merger effective on March 21, 2015. The IDI, Inc. 2015 Stock Incentive Plan (the “2015 Plan”) was approved during the annual meeting of shareholder on June 2, 2015, covering the issuance of 2,500,000 shares of common stock, and on June 3, 2016, the Company’s annual meeting of stockholders approved the increase of the number of shares of common stock authorized for issuance under the 2015 Plan from 10,000,000 shares to 12,500,000. The primary purpose of the 2015 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in IDI and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of June 30, 2016, there were 180,568 and 6,096,500 shares of common stock reserved for issuance under the 2008 Plan and the 2015 Plan, respectively.

Share options

Details of share options activity during the six months ended June 30, 2016 were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Balance as of December 31, 2015	462,000	$9.52	5.3 years	$-
Granted	30,000	5.04
Forfeited	(130,000)	6.84
Balance as of June 30, 2016	362,000	$10.10	5.0 years	$-
Options exercisable as of June 30, 2016	271,583	$10.60	3.5 years	$-

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of IDI’s common stock on June 30, 2016 of $4.73 and the exercise price, multiplied by the number of in-the-money stock options as of the same date.

The unvested balance of options is shown below for the six months ended June 30, 2016:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term
Unvested as of December 31, 2015	126,667	$9.02	8.1 years
Granted	30,000	5.04
Vested	(36,250)	6.37
Forfeited	(30,000)	9.59
Unvested as of June 30, 2016	90,417	$8.57	9.4 years

Compensation expenses recognized from employee stock options for the three months ended June 30, 2016 and 2015 of $31 and $18, respectively, and for the six months ended June 30, 2016 and 2015 of $47 and $20, respectively, were recognized in general and administrative expenses and discontinued operations in the condensed consolidated statements of operations. As of June 30, 2016, unrecognized share-based compensation cost relating to granted share options amounted to $493, which are expected to be recognized over a weighted average period of 3.5 years.

Restricted stock units

Details of unvested RSUs activity during the six months ended June 30, 2016 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2015 (1)	13,721,000	$7.78
Granted	625,500	4.82
Vested and delivered	(364,210)	6.76
Withheld as treasury stock (2)	(55,212)	6.50
Vested not delivered	(22,667)	6.50
Forfeited	(33,000)	6.79
Unvested as of June 30, 2016	13,871,411	$7.69

(1)

Among the total unvested balance as of December 31, 2015, 12,312,000 shares, with weighted average grant-date fair value of $9.48, were subsequently approved at the Company’s annual meeting of stockholders on June 3, 2016.

(2)	As mentioned in Note 8, the increase in treasury stock was due to shares withheld to pay statutory withholding taxes upon the vesting of RSUs during the six months ended June 30, 2016.

The Company recognized compensation expenses (included in sales and marketing expenses, general and administrative expenses, and discontinued operations in the condensed consolidated statements of operations, and intangible assets in the condensed consolidated balance sheets) for these RSUs of $7,435 and $2,441 for the three months ended June 30, 2016 and 2015, respectively, and $14,946 and $2,543 for the six months ended June 30, 2016 and 2015, respectively. The fair value of the RSUs was estimated using the market value of the Company’s common stock on the date of grant, which was equivalent to the closing price of the common stock on the grant date.

As of June 30, 2016, unrecognized share-based compensation expenses in respect of granted RSUs amounted to $87,638 that are expected to be recognized over a weighted average period of 2.9 years.

Shares issued to third-party vendors

The Company issues shares to certain third-party vendors in lieu of cash for services rendered. During the six months ended June 30, 2016, 12,000 restricted shares of common stock were issued to a vendor of the Company as additional consideration for services rendered. An aggregate of $0 and $129 stock compensation expenses were recognized for the three and six months ended June 30, 2016, respectively.

The share-based compensation expenses for the Company’s share options, RSUs and common stock were allocated to the following accounts in the condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Sales and marketing expenses	$575	$62	$1,121	$62
General and administrative expenses	6,670	1,848	13,502	1,909
Discontinued operations	-	419	-	462
Capitalized in intangible assets	221	130	499	130
Total	$7,466	$2,459	$15,122	$2,563

10. Segment information

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

As all revenue is generated in the United States, no geographic information is presented.

Information regarding our Information Services and Performance Marketing segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Revenue:
Information Services	$13,400	$994	$24,451	$2,252
Performance Marketing	27,643	-	56,016	-
	41,043	994	80,467	2,252
Loss from operations:
Information Services	$(6,332)	$(3,716)	$(13,120)	$(5,279)
Performance Marketing	(1,524)	-	(2,908)	-
	(7,856)	(3,716)	(16,028)	(5,279)
Depreciation and amortization:
Information Services	$1,405	$41	$2,556	$76
Performance Marketing	1,591	-	3,049	-
	2,996	41	5,605	76
Capital expenditure:
Information Services	$2,939	$1,712	$5,934	$1,855
Performance Marketing	326	-	545	-
	3,265	1,712	6,479	1,855

(In thousands)	June 30, 2016	December 31, 2015
Assets:
Information Services	$116,945	$102,582
Performance Marketing	195,143	186,610
	312,088	289,192
Intangible assets, net:
Information Services	$55,776	$42,951
Performance Marketing	48,585	44,494
	104,361	87,445
Goodwill:
Information Services	$44,121	$42,623
Performance Marketing	121,962	119,130
	166,083	161,753

The Company does not allocate interest expense nor income taxes to their segments.

11. Related party transactions

For the three and six months ended June 30, 2016, material related party transactions were as follows:

Earn-out Shares

On March 11, 2016, the Company issued 900,108 Common Earn-out Shares to Frost Gamma, and 1,800,220 Series A Earn-out Shares to certain investors, including 567,069 shares to Grander Holdings, Inc. 401K, an entity owned by Michael Brauser, the Executive Chairman of the Board of Directors, upon a determination by the Board of Directors that certain financial targets had been achieved as set forth in the TBO Merger Agreement.

Financing

On December 8, 2015, the Company entered into and consummated promissory notes with certain investors (the “Promissory Notes”), for an aggregate financing of $10.0 million, pursuant to which the Company received $5.0 million from Frost Gamma, $4.0 million from Michael Brauser, and $1.0 million from another investor. As of June 30, 2016, the principal and accrued interest of such Promissory Notes, owing to Frost Gamma, Michael Brauser and such other investor, were $5,293, $4,234, and $1,059, respectively.

Conversion of Series B Preferred

On February 22, 2016, the Company’s Series B Preferred, 450,962 shares in total, including 141,430 shares previously issued to Frost Gamma in relation to certain financial arrangements, and 156,544 and 105,704 shares previously issued to Ryan Schulke, Chief Executive Officer of Fluent, and Matthew Conlin, President of Fluent, respectively, in connection with the Fluent Acquisition, automatically converted into the Company’s common stock, by multiplying each such share of Series B Preferred by 50.

Warrant Exchange

As mentioned in Note 8, during the six months ended June 30, 2016, the Company issued an aggregate of 1,069,728 shares of Exchange Shares in exchange for warrants previously issued to four shareholders of the Company, including 524,750 shares to Frost Gamma. No additional consideration was paid by the shareholders and the warrants were cancelled upon the exchange.

12. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $696 and $1,260 for the three and six months ended June 30, 2016, respectively, and $160 and $300 for the corresponding periods in 2015, under certain non-cancellable data licensing agreements. As of June 30, 2016, material capital commitments under non-cancellable data licensing agreements were $15,555, shown as follows:

(In thousands)
Year	June 30, 2016
Remainder of 2016	$1,499
2017	3,733
2018	3,848
2019	3,415
2020	2,460
2021 and thereafter	600
$15,555

(b) Contingency

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations. Legal fees associated with such legal proceedings, are expensed as incurred, or capitalized as discussed in Note 5.

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, among other parties, in the U.S. Bankruptcy Court, Southern District of Florida, regarding a dispute over ownership of Purchased IP, which was purchased by TBO from Ole Poulsen, the Company’s Chief Science Officer. TRADS has since dropped Interactive Data as a party, and added TBO and Ole Poulsen. On June 10, 2015, over TRADS’ objections, the court granted TBO’s motion to expand the scope of discovery to include, among other things, whether TRADS is a good faith purchaser of any of the Purchased IP, free of any fraud or misconduct by or on behalf of TRADS, and whether there was a fraud on the court by TRADS. On February 22, 2016, TBO and Mr. Poulsen filed a motion for summary judgment seeking judgment in their favor on all claims based upon, among other things, TRADS having committed a fraud on the court. Briefing on that motion was completed on April 8, 2016. On April 20, 2016, the court denied the motion for summary judgment. Trial took place on May 16 and 17, and June 15, 22-24 and 27, 2016. The parties submitted post-trial memoranda to the court on July 12, 2016. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On October 23, 2014, TRADS filed a Complaint and Motion for Temporary Injunction, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, against James Reilly, President and Chief Operating Officer of the Company, seeking relief for alleged violation of a noncompetition agreement. On February 5, 2015, after the presentation of TRADS’ case, the court denied TRADS’ motion for a temporary injunction to prohibit Mr. Reilly from continuing employment with TBO. TRADS appealed that order, and on December 2, 2015, the Fourth District Court of Appeal reversed the order denying the temporary injunction and remanded for Mr. Reilly to present his case opposing the preliminary injunction. The evidentiary hearing on TRADS’ motion took place on May 4 and 5, 2016. On July 1, 2016, a temporary injunction was entered against Mr. Reilly. On July 15, 2016, Mr. Reilly filed a notice of appeal, appealing the trial court’s injunction order to the Fourth District Court of Appeal.  That appeal is pending. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

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

The Company serves the risk management and consumer marketing industries through its consolidated subsidiaries, Interactive Data, LLC (“Interactive Data”), Fluent, LLC (“Fluent”) and Q Interactive, LLC (“Q Interactive”). Interactive Data provides information solutions to a broad and diverse set of industries including financial services, insurance, healthcare, corporate risk, law enforcement, government, collections, retail, and legal, for purposes including identity verification, location, due diligence, risk management, prevention and detection of fraud and abuse, legislative compliance, and debt recovery. Fluent provides people-based, digital marketing solutions to leading consumer brands and direct marketers utilizing Fluent’s proprietary audience data and technology to enable marketers to acquire their best customers, with precision, at a massive scale. Q Interactive is a data-driven, performance-based digital marketing company, working collaboratively with leading consumer brands to identify and acquire the ideal consumer, utilizing proprietary audience profiles and advanced targeting technology to capture those potential customers in real time. We provide our services to organizations in the United States.

We provide unique and compelling solutions essential to the daily workflow of organizations within both the public and private sectors. Our next-generation, cloud-based data fusion platform, customer acquisition technology platforms, proprietary algorithms, and massive database consisting of public record, proprietary, and publicly-available data, as well as a unique, first-party database of self-reported information on millions of consumers, enables the delivery of differentiated products and solutions used for a variety of essential functions throughout the customer life cycle – from customer identification and authentication, through investigation and validation, to customer acquisition and retention.

In May 2016, Interactive Data officially launched idiCORE™, an investigative product serving the risk management industry that provides instant, comprehensive views of individuals, businesses, assets and their interrelationships. idiCORE is an advanced analytical solution to be used across multiple industries, including law enforcement, government, financial services, insurance, and corporate risk. Since the launch of idiCORE, Interactive Data has introduced enhanced search functionality, including an expanded person search, which includes associates, relatives, email and internet protocol addresses, and new data sets, including, in July 2016, criminal histories.

The acquisition of Q Interactive on June 8, 2016 (“Q Interactive Acquisition”) further extends the Company’s reach into the consumer marketing industry, and materially enhances the Company’s data assets, technology and product offerings.  As well, the Q Interactive Acquisition provides compelling competitive advantages and opportunities for Fluent.  Among other things, the Q Interactive Acquisition significantly increased the Company’s first-party database of self-reported consumer information, enlarges the number of daily consumer registrations and survey responses collected by the Company which, in turn, expands the breadth and depth of the Company’s first-party database, diversifies the Company’s customer base, provides media purchasing efficiencies, expands the Company’s advertising inventory to better meet customer demand, and provides for talent acquisition with demonstrable industry experience.

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

Recently issued accounting standards

See Note 1(b), Recently issued accounting standards, in Notes to Condensed Consolidated Financial Statements.

Second Quarter 2016 Highlights and Recent Developments

•	For the three months ended June 30, 2016, as compared to the three months ended June 30, 2015:
•	Total revenue increased to $41.0 million from $1.0 million
•	Net loss decreased to $7.2 million from $45.5 million
•	Adjusted EBITDA increased to $3.1 million from negative $1.3 million
•	Information Service revenue increased to $13.4 million from $1.0 million
•	Performance Marketing revenue increased to $27.6 million from $0
•	Within our Information Services segment:
•	Released leading-edge, investigative solution, idiCORE, to the risk management industry, with continued expansion of search functionality
•	Ingested and integrated multiple foundational data sets into idiCORE platform, aligning vertical industry trends with product and platform functional scalability
•	Successfully launched our retargeting data acquisition product, ReConnect™ with adoption from major web publishing companies
•	On average, generating in excess of 700,000 consumer registrations per day
•	Within our Performance Marketing segment:
•

Strong trending in our strategic growth verticals, including Mobile Applications, Jobs on Demand, and Market Research, with our partners citing strong quality from our differentiated, data-driven approach

•

Client growth and percentage of “Uncapped” ad campaigns within our Performance Marketing segment continue to trend in a positive direction. Focusing on performance pricing and ad campaign formats has enabled us to increase the amount of uncapped campaigns as many of our partners recognize ROI very quickly on their media spend

•

Successfully launched our Market Research Media brand which we anticipate will allow us to roll out several new media brands in the second half of 2016 further diversifying and growing our audience base

•	On June 8, 2016, we acquired Q Interactive for 2,369,000 shares of common stock after adjustments for working capital at closing and contingent consideration payable in stock of $10.0 million
•	On June 24, 2016, our stock was added to the Russell 3000 Index® and Russell Global Index®

Use of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, plus net loss from discontinued operations, interest expense, income tax (benefit) expenses, depreciation and amortization, share-based payments, and other adjustments, as noted in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net loss attributable to IDI	$(7,184)	$(45,470)	$(13,956)	$(47,107)
Net loss from discontinued operations attributable to IDI	-	41,489	-	41,563
Interest expense, net	1,856	-	3,681	-
Income tax (benefit) expenses	(3,504)	265	(7,026)	265
Depreciation and amortization	2,996	41	5,605	76
Share-based payments	7,245	1,910	14,623	1,971
Non-cash loss on exchange of warrants	976	-	1,273	-
Acquisition-related costs	525	258	577	300
Non-recurring litigation costs	191	160	714	745
Adjusted EBITDA	$3,101	$(1,347)	$5,491	$(2,187)

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

Results of Operations

For accounting purposes, IDI Holdings, LLC was the accounting acquirer, and acquired Tiger Media, Inc. (“Tiger Media”, now known as IDI) on March 21, 2015. As such, only results of operations during the period after March 22, 2015 of Tiger Media were included into the condensed consolidated financial statements of IDI for the three and six months ended June 30, 2015. The Company has disposed of all assets and liabilities related to its Chinese and British Virgin Islands based subsidiaries (collectively, the “Advertising Business”) in 2015, and the operating results of the Advertising Business for the three and six months ended June 30, 2015 were reflected as discontinued operations.

On December 8, 2015, the Company completed the acquisition of Fluent (the “Fluent Acquisition”). The results of operations of Fluent were included into the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2016. On June 8, 2016, the Company completed the Q Interactive Acquisition. The results of operations of Q Interactive during the period from June 8, 2016 to June 30, 2016 were included into the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2016.

Revenue. Total revenue increased $40.0 million to $41.0 million, and $78.2 million to $80.5 million for the three and six months ended June 30, 2016, respectively, from $1.0 million and $2.3 million for the three and six months ended June 30, 2015, respectively. The increase was mainly as a result of the Fluent Acquisition effective on December 8, 2015. Revenue generated from our Information Services segment and Performance Marketing segment were $13.4 million and $27.6 million, respectively, for the three months ended June 30, 2016, versus $1.0 million and $0 million, respectively, for the three months ended June 30, 2015; while revenue generated from these two segments were $24.5 million and $56.0 million, respectively, for the six months ended June 30, 2016, versus $2.3 million and $0 million, respectively, for the six months ended June 30, 2015.

Gross profit. Gross profit ratio was 28% and 57% for the three months ended June 30, 2016 and 2015, respectively, and 28% and 57% for the six months ended June 30, 2016 and 2015. The decrease in gross profit ratio was mainly the result of the following:

•

In the Information Services segment, gross profit as a percentage of revenue is impacted by several factors, including increases in transactional-based data costs, timing and entry into flat-fee data licensing agreements, the mix of those data costs, changes in channels of distribution, sales volume, pricing strategies, and fluctuations in sales of integrated third-party products. As we continued to leverage additional data sets in anticipation of additional product lines, we incurred an increase in the cost of revenues relative to our current sales. As we continue to move the construct of our data costs towards a flat-fee, unlimited usage data model, we expect that our gross profit margin will increase as a percentage of sales in our Information Services segment.

•

In our Performance Marketing segment, as a result of the Fluent Acquisition, we generated a lower gross profit ratio vis-a-vie the Company’s overall ratio for the three and six months ended June 30, 2016. We had no related results of operations in the Performance Marketing segment during the corresponding periods in 2015.

Historically, the Performance Marketing segment will trend with average gross margins between 26% and 32%. Historically, at scale, the Information Services segment will trend with average gross margins between 70% and 85%. As a result, we expect our combined gross margin to increase over the next twelve months as our Information Services revenue begins to scale.

Sales and marketing expenses. Sales and marketing expenses increased $2.7 million to $3.2 million, and $5.3 million to $6.3 million for the three and six months ended June 30, 2016, respectively, from $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively. The increase was mainly a result of the Fluent Acquisition, and the expansion of our sales organization. Sales and marketing expenses consist of marketing and promotion, salaries and benefits, traveling expenses, share-based compensation expenses, and transportation and other expenses, incurred by our sales team, which are expected to increase in the future following the growth of revenue and the Company’s continuous efforts to expand its sales organization. Included in sales and marketing expenses was non-cash share-based compensation expenses of $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively, versus $0.1 million and $0.1 million for the three and six months ended June 30, 2015, respectively.

General and administrative expenses. General and administrative expenses increased $9.4 million to $13.2 million, and $21.1 million to $26.5 million for the three and six months ended June 30, 2016, respectively, from $3.8 million and $5.5 million for the three and six months ended June 30, 2015, respectively. For the three months ended June 30, 2016 and 2015, the amounts mainly consisted of non-cash share-based payments of $6.7 million and $1.8 million, professional fees of $1.3 million and $1.1 million, acquisition-related costs of $0.5 million and $0 million, and employee salaries and benefits of $2.7 million and $0.5 million, respectively. For the six months ended June 30, 2016 and 2015, the amounts mainly consisted of non-cash share-based payments of $13.5 million and $1.9 million, professional fees of $3.5 million and $1.9 million, acquisition-related costs of $0.6 million and $0.3 million, and employee salaries and benefits of $5.2 million and $1.0 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $3.0 million to $3.0 million, and $5.5 million to $5.6 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. The increase in depreciation and amortization in 2016 was mainly attributable to the amortization of intangible assets resulting from the Fluent Acquisition.

Interest expense, net. Interest expense, net, of $1.9 million and $3.7 million for the three and six months ended June 30, 2016, respectively, represented the interest expenses and amortization of debt issuance costs associated with the term loan in the amount of $45.0 million (“Term Loan”) and promissory notes payable to certain stockholders in the amount of $10 million (“Promissory Notes”), pursuant to agreements entered in December 2015 in connection with the Fluent Acquisition, with an aggregate long-term debt balance of $48.4 million as of June 30, 2016.

Net loss from continuing operations. For the three months ended June 30, 2016 and 2015, we had a loss from continuing operations of $7.2 million and $4.0 million, including $7.2 million and $1.9 million of non-cash share-based payments, respectively. For the six months ended June 30, 2016 and 2015, we had a loss from continuing operations of $14.0 million and $5.5 million, including $14.6 million and $2.0 million of non-cash share-based payments, respectively. In addition, $3.5 million and $7.0 million of income tax benefit arising primarily from the recognition of deferred tax assets were recorded for the three and six months ended June 30, 2016, respectively, versus $0.3 million and $0.3 million income tax expenses arising from the write-off of deferred tax assets were recorded for the corresponding periods in 2015, respectively.

Net loss from discontinued operations attributable to IDI. As a result of the plan to discontinue the Advertising Business in 2015, a net loss from discontinued operations attributable to IDI of $41.5 million and $41.6 million was recognized for the three and six months ended June 30, 2015, respectively. There were no discontinued operations for the three and six months ended June 2016.

Net loss attributable to IDI. A net loss of $7.2 million and $14.0 million was recognized for the three and six months ended June 30, 2016, respectively, versus $45.5 million and $47.1 million for the three and six months ended June 30, 2015, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities. For the six months ended June 30, 2016, net positive cash provided by operating activities was $1.1 million, which was mainly due to the profit of $1.9 million, after the adjustments of non-cash items of $15.9 million. Net cash used in operating activities of $4.5 million for the six months ended June 30, 2015 was mainly attributable to net loss from continuing operations of $5.5 million.

Cash flows (used in) provided by investing activities. Net cash used in investing activities for the six months ended June 30, 2016 was $6.5 million, which was mainly due to the capitalized litigation costs and software developed for internal use of $5.9 million in total. Net cash provided by investing activities for the six months ended June 30, 2015 of $1.6 million was mainly due to the cash proceeds of $3.6 million as a result of the reverse acquisition of Tiger Media on March 21, 2015, which was offset by the capitalized litigation costs and software developed for internal use of $1.3 million.

Cash flows provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2016 was $3.2 million, which was mainly due to the net proceeds from the registered direct offering of $4.7 million in May 2016, which was offset by the repayments of long-term debt of $1.1 million.

As of June 30, 2016, the Company had material commitments under non-cancellable data licensing agreements of $15.6 million. For the six months ended June 30, 2016, the Company funded its operations through the use of available cash.

The Company reported net loss of $7.2 million and $14.0 million for the three and six months ended June 30, 2016, respectively, as compared to $45.5 million and $47.1 million for the corresponding periods in 2015. As of June 30, 2016, the Company had an accumulated deficit of $99.1 million.

As of June 30, 2016, the Company had cash and cash equivalents of approximately $11.2 million, of which, $8.6 million was held by Fluent, a decrease of $2.2 million from $13.5 million as of December 31, 2015. Based on projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months. Subject to revenue growth, the Company may have to continue to raise equity and/or debt, which, if the Company is able to obtain, will have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company. If the Company’s operations do not generate positive cash flow in the upcoming year, or if it is not able to meet the debt covenants specified in the Credit Agreement, or if it is not able to obtain additional equity or debt financing on terms and conditions acceptable to it, if at all, it may be unable to implement its business plan, or even continue its operations.

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

We financed approximately $55.0 million of the cash portion of the purchase price of the Fluent Acquisition with the proceeds from the Term Loan and other indebtedness described herein. The Credit Agreement governing the Term Loan contains restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and restricts our ability to make certain investments and other restricted payments, including certain intercompany payments.  On June 8, 2016, Fluent, the borrower under the Credit Agreement, entered into a Limited Consent and Amendment No. 1 to Credit Agreement (“Amendment”). The Amendment, among other things, permits Fluent and its subsidiaries to make certain payments, loans, and distributions to the Company and certain of its subsidiaries, providing greater flexibility to make and receive intercompany payments. Further, as permitted by the Amendment, the Company entered into a $1.25 million revolving credit line and merchant services facility with Wells Fargo Bank, National Association. The restrictive covenants in the Credit Agreement, as amended, may therefore limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks. Furthermore, we still may need to incur additional debt to meet future financing needs.

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

Contractual Obligations

As of June 30, 2016, there were no material changes in our commitment under contractual obligations as disclosed in our 2015 Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk for the effect of interest rate changes. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market mutual funds. As of June 30, 2016, we had cash and cash equivalents of $11.2 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the fact that we can redeem such investment freely. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2016, we have long-term debt, including the current portion of long-term debt, in aggregate of $50.6 million. Our Term Loan accrues interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, payable in cash, plus an additional 1.0% per annum payable, at the Company’s election, in-kind or in cash. Interest under the Term Loan is payable monthly, including monthly compounding of PIK interest. In addition, we also have Promissory Notes of $10.0 million in total with a rate of interest of 10% per annum, which interest is capitalized monthly by adding to the outstanding principal amount. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 10% increase in interest rates relative to our current interest rates would not have a material impact on the fair value of all of our outstanding long-term debt. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of the Term Loan. A hypothetical 10% increase or decrease in overall interest rates as of June 30, 2016 would result in an impact to interest expense for the next twelve months by $0.5 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective solely as a result of a material weakness in our internal control over financial reporting as disclosed in our 2015 Annual Report on Form 10-K. Management has concluded, based on testing performed, that the material weakness that was present as of December 31, 2015 was remediated as of June 30, 2016, and as such management has concluded the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our 2015 Annual Report, we did not have adequate controls designed and in place to ensure that there was complete, accurate and timely recording of non-routine transactions including business combinations, and debt and equity transactions which required complex accounting treatment.

Remediation Status

To remediate the material weakness mentioned above, we have incorporated the following changes including enhancing internal controls over the areas noted below:

•

Appointment of Chief Financial Officer. The newly appointed Chief Financial Officer has increased the capacity and expertise within the finance function and is responsible for ensuring any identified material weakness in internal control over financial reporting is remediated in a timely fashion.

•

Formal evaluation and timely recording of non-routine transactions including those related to contingent consideration arising from purchase transactions and business combinations. We have enhanced our internal controls to identify non-routine transactions including ensuring that contingent consideration scenarios related to business combinations are documented and recorded timely. In addition, we formally review the documented scenarios each quarter until they are no longer relevant due to expiration.

•

Enhanced efforts to identify, analyze and record non-routine transactions. We have adopted certain non-routine accounting policies and enhanced our process around formally documenting our increased communication by and among senior management related to timely identifying and analyzing the non-routine transactions, and concluding on the appropriate accounting treatments and disclosures under US GAAP.

As part of our ongoing monitoring effort of the Company’s internal control over financial reporting, we will report progress and status of the above remediation efforts to the Audit Committee on a periodic basis throughout the year. As of June 30, 2016, based on testing of the enhanced controls, management concluded that they were operating effectively.

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

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, among other parties, in the U.S. Bankruptcy Court, Southern District of Florida, regarding a dispute over ownership of certain intellectual property purchased by The Best One, Inc. (“TBO”) from Ole Poulsen, the Company’s Chief Science Officer (“Purchased IP”). TRADS has since dropped Interactive Data as a party, and added TBO and Ole Poulsen. On June 10, 2015, over TRADS’ objections, the court granted TBO’s motion to expand the scope of discovery to include, among other things, whether TRADS is a good faith purchaser of any of the Purchased IP, free of any fraud or misconduct by or on behalf of TRADS, and whether there was a fraud on the court by TRADS. On February 22, 2016, TBO and Mr. Poulsen filed a motion for summary judgment seeking judgment in their favor on all claims based upon, among other things, TRADS having committed a fraud on the court. Briefing on that motion was completed on April 8, 2016. On April 20, 2016, the court denied the motion for summary judgment. Trial took place on May 16 and 17, and June 15, 22-24 and 27, 2016. The parties submitted post-trial memoranda to the court on July 12, 2016. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On October 23, 2014, TRADS filed a Complaint and Motion for Temporary Injunction, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, against James Reilly, President and Chief Operating Officer of the Company, seeking relief for alleged violation of a noncompetition agreement. On February 5, 2015, after the presentation of TRADS’ case, the court denied TRADS’ motion for a temporary injunction to prohibit Mr. Reilly from continuing employment with TBO. TRADS appealed that order, and on December 2, 2015, the Fourth District Court of Appeal reversed the order denying the temporary injunction and remanded for Mr. Reilly to present his case opposing the preliminary injunction. The evidentiary hearing on TRADS’ motion took place on May 4 and 5, 2016. On July 1, 2016, a temporary injunction was entered against Mr. Reilly. On July 15, 2016, Mr. Reilly filed a notice of appeal, appealing the trial court’s injunction order to the Fourth District Court of Appeal. That appeal is pending.  An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1	Membership Interest Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 8, 2016).

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2016).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016).

4.2	Form of New Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 18, 2016).

10.1	Limited Consent and Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2016).

10.2	Securities Purchase Agreement, dated as of May 17, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016).

10.3	Placement Agent Agreement, dated as of May 17, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2016).

10.4	Exchange Agreement, dated as of May 18, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2016).

10.5	Limited Consent and Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2016).

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

IDI, Inc.

August 8, 2016	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)