Form 10-Q
period 2016-09-30
Cogint, Inc.
filed 2016-11-03
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file number 001-37893

COGINT, INC.

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

As of October 31, 2016, the registrant had 50,663,171 shares of common stock outstanding.

COGINT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “cogint,” or the “Company,” refer to Cogint, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

COGINT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	September 30, 2016	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$10,395	$13,462
Accounts receivable, net of allowance for doubtful accounts of $984 and $318 at September 30, 2016 and December 31, 2015, respectively	28,465	21,224
Prepaid expenses and other current assets	3,298	2,931
Total current assets	42,158	37,617
Property and equipment, net	1,471	1,062
Intangible assets, net	99,419	87,445
Goodwill	166,083	161,753
Other non-current assets	1,864	1,315
Total assets	$310,995	$289,192
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Trade accounts payable	$16,187	$8,863
Accrued expenses and other current liabilities	9,564	9,160
Deferred revenue	407	783
Current portion of long-term debt	2,250	2,250
Total current liabilities	28,408	21,056
Promissory notes payable to certain shareholders, net	10,457	9,618
Long-term debt, net	37,188	39,050
Contingent consideration payable in stock	10,000	-
Deferred tax liabilities	2,568	13,573
Total liabilities	88,621	83,297
Shareholders' equity:
Convertible Series A preferred stock—$0.0001 par value 10,000,000 shares authorized; 0 and 4,871,802 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Convertible Series B preferred stock—$0.0001 par value 10,000,000 shares authorized; 0 and 450,962 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock—$0.0005 par value 200,000,000 shares authorized; 50,724,856 and 15,709,786 shares issued at September 30, 2016 and December 31, 2015, respectively; and 50,663,171 and 15,709,786 shares outstanding at September 30, 2016 and December 31, 2015, respectively	25	8
Treasury stock, at cost, 61,685 and 0 shares at September 30, 2016 and December 31, 2015, respectively	(305)	-
Additional paid-in capital	331,499	291,032
Accumulated deficit	(108,845)	(85,145)
Total shareholders’ equity	222,374	205,895
Total liabilities and shareholders’ equity	$310,995	$289,192

See notes to condensed consolidated financial statements

COGINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$52,176	$1,002	$132,643	$3,254
Cost of revenues (exclusive of depreciation and amortization)	39,658	766	97,709	1,744
Gross profit	12,518	236	34,934	1,510
Operating expenses:
Sales and marketing expenses	3,699	524	10,004	1,529
General and administrative expenses	17,669	4,178	44,203	9,650
Depreciation and amortization	3,507	57	9,112	133
Loss from operations	(12,357)	(4,523)	(28,385)	(9,802)
Other income (expense):
Interest expense, net	(1,880)	(3)	(5,561)	(3)
Other expenses, net	-	-	(1,273)	-
Total other expense	(1,880)	(3)	(6,834)	(3)
Loss from continuing operations before income taxes	(14,237)	(4,526)	(35,219)	(9,805)
Income taxes	(4,493)	(124)	(11,519)	141
Net loss from continuing operations	(9,744)	(4,402)	(23,700)	(9,946)
Discontinued operations:
Pretax loss from operations of discontinued operations	-	26	-	(1,236)
Pretax loss on disposal of discontinued operations	-	376	-	(41,095)
Income taxes	-	-	-	127
Net loss from discontinued operations	-	402	-	(42,458)
Less: Non-controlling interests	-	789	-	(508)
Net loss from discontinued operations attributable to cogint	-	(387)	-	(41,950)
Net loss attributable to cogint	$(9,744)	$(4,789)	$(23,700)	$(51,896)
Loss per share
Basic and diluted
Continuing operations	$(0.19)	$(0.29)	$(0.56)	$(0.82)
Discontinued operations	-	(0.03)	-	(3.45)
	$(0.19)	$(0.32)	$(0.56)	$(4.27)
Weighted average number of shares outstanding -
Basic and diluted	50,654,690	15,034,224	42,100,504	12,167,469
Comprehensive loss:
Net loss attributable to cogint	$(9,744)	$(4,789)	$(23,700)	$(51,896)
Realized foreign currency translation adjustment	-	130	-	-
Net comprehensive loss	$(9,744)	$(4,659)	$(23,700)	$(51,896)

See notes to condensed consolidated financial statements

COGINT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Convertible Series A preferred stock		Convertible Series B preferred stock		Common stock		Treasury stock		Additional paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as at January 1, 2016	4,871,802	$-	450,962	$-	15,709,786	$8	-	$-	$291,032	$(85,145)	$205,895
Issuance of contingent earn out shares	1,800,220	-	-	-	900,108	-	-	-	-	-	-
Conversion of Series A preferred stock into common stock	(6,672,022)	-	-	-	6,672,022	3	-	-	(3)	-	-
Conversion of Series B preferred stock into common stock	-	-	(450,962)	-	22,548,100	11	-	-	(11)	-	-
Issuance of common stock to a vendor for services rendered	-	-	-	-	14,500	-	-	-	146	-	146
Common stock issued in exchange for warrants previously issued to certain shareholders	-	-	-	-	1,069,728	1	-	-	1,272	-	1,273
Vesting of restricted stock units	-	-	-	-	441,422	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to pay statutory taxes in connection with the vesting of restricted stock units	-	-	-	-	-	-	61,685	(305)	-	-	(305)
Issuance of common stock upon a direct offering to certain investors, net of issuance costs of $276	-	-	-	-	1,000,000	1	-	-	4,723	-	4,724
Issuance of common stock in connection with Q Interactive acquisition	-	-	-	-	2,369,190	1	-	-	11,205	-	11,206
Share-based compensation expenses	-	-	-	-	-	-	-	-	22,643	-	22,643
Warrants issued in relation to term loan	-	-	-	-	-	-	-	-	492	-	492
Net loss	-	-	-	-	-	-	-	-	-	(23,700)	(23,700)
Balance as at September 30, 2016	-	$-	-	$-	50,724,856	$25	61,685	$(305)	$331,499	$(108,845)	$222,374

See notes to condensed consolidated financial statements

COGINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,700)	$(51,896)
Less: Loss from discontinued operations, net of tax	-	(41,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,112	133
Non-cash interest expenses and related amortization	1,839	-
Share-based payments	21,941	3,652
Non-cash loss on exchange of warrants	1,273	-
Write-off of Purchased IP and capitalized litigation costs	4,055	-
Provision (recovery) for bad debts	666	(37)
Deferred income tax (benefit) expenses	(11,561)	370
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(3,301)	(278)
Prepaid expenses and other current assets	545	(601)
Other non-current assets	(549)	-
Trade accounts payable	5,027	316
Accrued expenses and other current liabilities	(533)	(20)
Amounts due to related parties	-	(46)
Deferred revenue	(428)	(14)
Net cash provided by (used in) operating activities from continuing operations	4,386	(6,471)
Net cash used in operating activities from discontinued operations	-	(337)
Net cash provided by (used in) operating activities	4,386	(6,808)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(722)	(626)
Purchase of intangible assets	-	(250)
Capitalized costs included in intangible assets	(7,980)	(2,082)
Proceeds from reverse acquisition	-	3,569
Acquisition, net of cash acquired	(50)	-
Deposits as collateral	(750)	-
Net cash (used in) provided by investing activities from continuing operations	(9,502)	611
Net cash used in investing activities from discontinued operations	-	(121)
Net cash (used in) provided by investing activities	(9,502)	490
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	4,724	9,400
Debt costs	(682)	-
Repayments of long-term debt	(1,688)	-
Taxes paid related to net share settlement of vesting of restricted stock units	(305)	-
Net cash provided by financing activities	2,049	9,400
Net (decrease) increase in cash and cash equivalents	$(3,067)	$3,082
Cash and cash equivalents at beginning of period	13,462	5,996
Cash and cash equivalents at end of period	$10,395	$9,078
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$3,795	$3
Cash paid for income taxes	$-	$-
Share-based compensation expenses capitalized in intangible assets	$868	$239
Issuance of common stock to a vendor for services rendered	$146	$-
Fair value of acquisition consideration	$21,206	$-
Warrants issued in relation to the term loan	$492	$-

See notes to condensed consolidated financial statements

COGINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared for Cogint, Inc., a Delaware corporation, formerly known as IDI, Inc., in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations.

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

The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date included in the 2015 Annual Report, but does not include all disclosures including notes required by US GAAP.

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

(b) Recently issued accounting standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, FASB approved the proposal to defer the effective date of ASU 2014-09 by one year. Early adoption is permitted as of the original effective date of December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein. We do not plan to early adopt ASU 2014-09 and we plan to have a preliminary assessment of its impact on our consolidated financial statements by the end of 2016.

In August 2014, FASB issued ASU No. 2014-15 (“ASU 2014-15”), “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 with early adoption permitted. We do not believe the impact of adoption of ASU 2014-15 on our consolidated financial statements will be material.

In September 2015, FASB issued ASU No. 2015-16 (“ASU 2015-16”), “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statement that have not been issued. We adopted ASU 2015-16 during the three months ended March 31, 2016. We are still evaluating the purchase price allocation related to the acquisition of Q Interactive, LLC, and we do not expect it will have a material impact on our condensed consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842)”, which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We are still evaluating the effect that this guidance will have on our condensed consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting”, which simplifies the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance will be effective in the first quarter of 2017, and early adoption is permitted. We early adopted ASU 2016-09 during the three months ended September 30, 2016 and it does not have a material impact on our condensed consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which provides guidance for certain cash flow issues, including contingent consideration payments made after a business combination and debt prepayment or debt extinguishment costs etc. The guidance will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. We will evaluate the impact of ASU 2016-15 on our condensed consolidation financial statements in 2017.

Except for the ASUs noted above, for the three months ended September 30, 2016, other ASUs are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

2. Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options and unvested shares. Common equivalent shares are excluded from the calculation in the loss periods as their effects would be anti-dilutive.

The information related to basic and diluted loss per share for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Numerator:
Net loss from continuing operations	$(9,744)	$(4,402)	$(23,700)	$(9,946)
Net loss from discontinued operations attributable to cogint	-	(387)	-	(41,950)
Net loss	$(9,744)	$(4,789)	$(23,700)	$(51,896)
Denominator:
Weighted average shares outstanding - Basic and diluted	50,654,690	15,034,224	42,100,504	12,167,469
Loss per share:
Basic and diluted:
Continuing operations	$(0.19)	$(0.29)	$(0.56)	$(0.82)
Discontinued operations	-	(0.03)	-	(3.45)
	$(0.19)	$(0.32)	$(0.56)	$(4.27)

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

Q Interactive Acquisition

To expand and strengthen the Company’s business in the consumer marketing industry, on June 8, 2016 (the “Effective Date of Q Interactive Acquisition”), the Company entered into and consummated the transactions contemplated by a Membership Interest Purchase Agreement with Selling Source, LLC (“Selling Source”), the seller, pursuant to which the Company acquired all of the issued and outstanding membership interests (the “Membership Interests”) in Q Interactive, LLC (“Q Interactive”), a Delaware limited liability company (the “Q Interactive Acquisition”).

As consideration for the Membership Interests, after adjustment for Q Interactive’s net working capital at closing, the Company issued to Selling Source 2,369,190 shares of the Company’s common stock, par value $0.0005 per share. Selling Source may receive additional consideration for the Membership Interests if 2016 gross revenue of Q Interactive equals or exceeds $25,000 (the “Earn-out Target”). Such additional consideration, if earned, would be paid in either of the following ways, at the seller’s option, no earlier than the one-year anniversary of the closing date (the “Q Interactive Earn-out Shares”): (i) 1,200,000 shares of common stock (subject to adjustment for certain capital events) or (ii) that number of shares of common stock equal to $10,000, in the aggregate, as determined by the volume weighted average price of the common stock for the ten trading days immediately preceding Selling Source’s receipt of a statement prepared by the Company stating the Earn-out Target has been achieved. Based on management’s preliminary assessment, we concluded that it was extremely likely that Q Interactive would meet the Earn-out Target, and the estimated fair value of the Q Interactive Earn-out Shares is $10,000.

The following table summarizes the preliminary purchase price allocation and the fair value of the net assets acquired and liabilities assumed (marked to market), and the resulting amount of goodwill in the Q Interactive Acquisition (the legal and accounting acquiree) at the Effective Date of the Q Interactive Acquisition.

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

The intangible assets acquired in the Q Interactive Acquisition are amortized on a straight-line basis over the estimated useful lives. The useful lives for customer relationships, trade names, proprietary technology, databases and non-competition agreements are 10 years, 20 years, 5 years, 5 years and 2 years, respectively, and the weighted average useful life for these acquired intangible assets with definite useful lives is 8 years.

Goodwill from the Q Interactive Acquisition principally relates to intangible assets that do not qualify for separate recognition, including the assembled workforce and synergies. Goodwill is tax deductible for income tax purposes and was assigned to the Information Services and Performance Marketing reporting segments in the amount of $1,709 and $3,502, respectively (See Note 10 for segment information).

The fair value of assets acquired and liabilities assumed from the Q Interactive Acquisition was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to certain working capital adjustments and contingent consideration. Measurement period adjustments will be applied to the period that the adjustment is identified in our condensed consolidated financial statements.

Pro forma disclosure for Q Interactive Acquisition

The following table includes the pro forma results for the three and nine months ended September 30, 2016 and 2015 of the combined companies as though the Q Interactive Acquisition had been completed as of the beginning of the periods being presented.

	Pro forma
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015 (1)	2016	2015 (1)
Revenue	$52,176	$42,136	$145,429	$126,058
Loss from continuing operations before income taxes	(14,237)	(6,876)	(34,897)	(19,443)
Net loss attributable to cogint	(9,744)	(5,125)	(23,059)	(55,670)
Basic and diluted loss per share	$(0.19)	$(0.29)	$(0.53)	$(3.83)

(1)

For the comparative pro forma results for three and nine months ended September 30, 2015, we also assumed the Fluent Acquisition (as defined below) had been completed as of the beginning of the periods being presented.

The unaudited pro forma financial information is presented for informational purposes only, and may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the periods presented.

Fluent Acquisition

To accelerate the Company’s strategy to apply its next generation data fusion technology to not only the risk management industry, but also as an advanced data analytics platform to the consumer marketing industry, on December 8, 2015 (the “Effective Date of Fluent Acquisition”), the Company completed the acquisition of Fluent, Inc. (the “Fluent Acquisition”), pursuant to an Agreement and Plan of Merger (the “Fluent Merger Agreement”).

On December 9, 2015, Fluent Acquisition II, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, the surviving entity of the Fluent Acquisition, changed its name to Fluent, LLC (“Fluent”). Cogint, Inc. is the legal and accounting acquirer in the Fluent Acquisition.

Pursuant to the Fluent Merger Agreement, the Company acquired 100% of the outstanding stock of Fluent from the sellers for the following consideration: (i) 15,001,850 shares of the Company’s common stock, par value $0.0005, with the fair value of $123.8 million, determined by multiplying the Company’s market stock price by the total shares of common stock, and (ii) approximately $99.3 million in cash.  The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed (marked to market), and the resulting amount of goodwill in the Fluent Acquisition at the Effective Date of Fluent Acquisition.

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

The intangible assets acquired in the Fluent Acquisition are amortized on a straight-line basis over the estimated useful lives. The useful lives for customer relationships, trade names, domain names, proprietary technology, databases and non-competition agreements are 7 years, 20 years, 20 years, 5 years, 10 years, and 5 years, respectively, and the weighted average useful life for these acquired intangible assets is 10 years.

Goodwill from the Fluent Acquisition principally relates to intangible assets that do not qualify for separate recognition, including the assembled workforce and synergies. Goodwill is not tax deductible for income tax purposes and was assigned to the Information Services and Performance Marketing reporting segments of $37,185 and $118,461, respectively.

4. Discontinued operations

On June 30, 2015, in connection with the Company’s strategy to focus primarily on the big data and analytics sector via its consolidated subsidiaries, the Company’s Board of Directors approved a plan under which the Company discontinued the operations of its Chinese- and British Virgin Islands-based subsidiaries (collectively, the “Advertising Business”). The Company recognized the transactions in accordance with ASC Topic 205-20, “Discontinued Operations”. The Company has disposed of all assets and liabilities related to its Advertising Business, by the disposal of its equity interests in the Advertising Business to an independent third party in 2015 for $0.

The following financial information presents the results of operations of the Advertising Business for the three and nine months ended September 30, 2015.

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2015
Revenue	$47	$218

Pretax income (loss) from operations of discontinued operations	$26	$(1,236)
Pretax gain (loss) on disposal of discontinued operations	376	(41,095)
Income tax expenses	-	127
Less: Non-controlling interests	789	(508)
Net loss from discontinued operations attributable to cogint	$(387)	$(41,950)

Loss on disposal of discontinued operations was composed of the following items:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2015
Write-off of goodwill	$-	$(35,472)
Write-off of intangible assets	-	(4,080)
Write-off of long-term deferred assets	-	(517)
Lease agreements early termination compensation expenses	-	(1,211)
Employee severance compensation expenses	-	(191)
Gain on write-off of acquisition consideration payable	463	463
Loss on disposal of equity interests	(87)	(87)
Gain (loss) on disposal of discontinued operations	$376	$(41,095)

5. Intangible assets, net

Intangible assets other than goodwill consist of the following:

(In thousands)	Amortization period	September 30, 2016	December 31, 2015
Gross amount:
Purchased IP and capitalized litigation costs	10 years	$-	$1,659
Software developed for internal use	3-10 years	8,972	2,571
Acquired proprietary technology	5 years	13,532	10,716
Customer relationships	7-10 years	34,986	30,875
Trade names	20 years	18,057	16,357
Domain names	20 years	191	191
Acquired databases	5-10 years	31,292	25,052
Non-competition agreements	2-5 years	1,768	728
		108,798	88,149
Accumulated amortization:
Purchased IP and capitalized litigation costs		-	(34)
Software developed for internal use		(321)	(50)
Acquired proprietary technology		(1,983)	(133)
Customer relationships		(3,643)	(272)
Trade names		(691)	(50)
Domain names		(8)	(1)
Acquired databases		(2,452)	(155)
Non-competition agreements		(281)	(9)
		(9,379)	(704)
Net intangible assets:
Purchased IP and capitalized litigation costs		-	1,625
Software developed for internal use		8,651	2,521
Acquired proprietary technology		11,549	10,583
Customer relationships		31,343	30,603
Trade names		17,366	16,307
Domain names		183	190
Acquired databases		28,840	24,897
Non-competition agreements		1,487	719
		$99,419	$87,445

The amount associated with Purchased IP and capitalized litigation costs, included in the Information Services segment, is mainly related to the intellectual property purchased by Company subsidiary The Best One, Inc. (“TBO”) from Ole Poulsen (“Purchased IP”) pursuant to the Intellectual Property Purchase Agreement dated October 14, 2014 and related legal and other costs incurred and paid in defending the Company’s claims to the Purchased IP against TransUnion Risk and Alternative Data Solutions, Inc. As of September 30, 2016, the Company wrote off the remaining balance of Purchased IP and capitalized litigation costs of $4,055, which was reflected in general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016, as a result of an unfavorable ruling in relation to the litigation. See Note 12 “Commitment and contingencies” for additional information regarding the litigation involving the Purchased IP.

The gross amount associated with software developed for internal use mainly represents capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, acquired databases, and non-competition agreements all represent the fair values of intangible assets acquired as a result of the Fluent Acquisition and the Q Interactive Acquisition.

Amortization expenses of $3,333 and $12 were included in depreciation and amortization expenses for the three months ended September 30, 2016 and 2015, respectively, and $8,726 and $40 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, intangible assets of $3,325, included into the gross amounts of software developed for internal use, have not started amortization. These intangible assets will start to amortize when they are put into use.

As of September 30, 2016, estimated amortization expenses related to the Company’s intangible assets for the remainder of 2016 through 2021 and thereafter are as follows:

(In thousands)
Year	September 30, 2016
Remainder of 2016	$3,395
2017	13,846
2018	13,553
2019	13,197
2020	12,790
2021 and thereafter	42,638
$99,419

6. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of September 30, 2016, the balance of goodwill includes $5,227 as a result of the acquisition of Interactive Data, LLC (“Interactive Data”) effective on October 2, 2014, $155,645 as a result of the Fluent Acquisition effective on December 8, 2015, and $5,211 as a result of the Q Interactive Acquisition effective on June 8, 2016. The following table presents the changes in the amount of goodwill for the nine months ended September 30, 2016.

(In thousands)
Balance as of December 31, 2015	$161,753
Decrease as a result of adjustments to the Fluent Acquisition	(881)
Addition as a result of the Q Interactive Acquisition	5,211
Balance as of September 30, 2016	$166,083
Impairment of goodwill	$-

In accordance with ASC Topic 350, “Intangibles - Goodwill and Other”, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. The measurement date of our annual goodwill impairment test is October 1.

As of September 30, 2016, there are no events or changes in circumstances to indicate that goodwill is impaired.

7. Income taxes

The Company is subject to federal and state income taxes in the United States. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, we update our estimate of the annual effective tax rate, and if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter.

The Company’s effective income tax rate differed from the statutory federal income tax rate for the three and nine months ended September 30, 2016 and 2015. For the three and nine months ended September 30, 2016, the slight difference is mainly the result of the valuation allowance applied against the Company’s deferred tax assets, state income taxes, and nondeductible expenses. For the three and nine months ended September 30, 2015, the difference was primarily due to changes in the valuation allowance applied against the Company’s deferred tax assets.

Deferred income taxes should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of valuation allowance required and adjusts such valuation allowance accordingly.

In accordance with the provisions of ASC 740 -10, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of September 30, 2016 and December 31, 2015, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. All of the Company’s income tax filings remain open for tax examinations.

8. Common stock, preferred stock and warrants

Common stock

As of September 30, 2016 and December 31, 2015, the number of issued and outstanding shares of common stock was 50,663,171 and 15,709,786, respectively, which did not include shares of treasury stock of 61,685 and 0, respectively. The change in the number of outstanding shares of common stock during the nine months ended September 30, 2016 was a result of the following issuances:

•

On February 22, 2016, the Company’s Series B Non-voting Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred”), 450,962 shares in total, automatically converted into 22,548,100 shares of the Company’s common stock, by multiplying each such share of Series B Preferred by 50, pursuant to the Company’s Series B Preferred certificate of designation.

•

On March 11, 2016, the Company issued 1,800,220 shares (the “Series A Earn-out Shares”) of the Company’s Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred”) and 900,108 shares (the “Common Earn-out Shares”, and together with Series A Earn-out Shares, the “Earn-out Shares”) of the Company’s common stock, which shares represent “earn-out” consideration paid in connection with the merger between Tiger Media and The Best One, Inc. (“TBO”) consummated on March 21, 2015 (the “TBO Merger”), upon a determination by the Board of Directors that certain financial targets had been achieved as set forth in the merger agreement (“TBO Merger Agreement”). As of September 30, 2016, all such earn-out liabilities under the TBO Merger Agreement have been settled.

•

On March 11, 2016, the Company amended the certificate of designations of the Series A Preferred to provide for the conversion of the Series A Preferred into common stock on a one-for-one basis. Previously, the Series A Preferred were convertible in connection with a sale of any such shares to a non-affiliate of the Company. As a result, all the outstanding shares of Series A Preferred converted into 6,672,022 shares of common stock.

•

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,069,728 shares (“Exchange Shares”) of common stock in exchange for warrants previously issued to four stockholders of the Company, including Frost Gamma Investment Trust (“Frost Gamma”), an affiliate of Phillip Frost, M.D., the Vice Chairman of the Company’s Board of Directors, resulting in a loss on the exchange of warrants of $1,273 recognized in other expenses, net. No additional consideration was paid by the warrant holders and the old warrants were cancelled. In addition, new warrants to purchase 320,102 shares of common stock (the “New Exchange Warrants”), at an exercise price of $10.00 per share, were issued to one of the warrant holders as part of the exchange of warrants.

•	During the nine months ended September 30, 2016, 14,500 restricted shares of common stock were issued to two vendors of the Company as additional consideration for services rendered.
•

An aggregate of 441,422 shares of common stock were issued as a result of the vesting of restricted stock units (“RSUs”), of which, 61,685 shares of common stock were withheld to pay withholding taxes upon such vesting, which are reflected in treasury stock.

•

An aggregate of 1,000,000 shares of common stock were issued in registered direct offering (“Registered Direct Offering”) to five investors, pursuant to a securities purchase agreement entered into on May 17, 2016.

•	On June 8, 2016, an aggregate of 2,369,190 shares of common stock were issued to Selling Source in connection with the Q Interactive Acquisition.

Warrants

Warrants to purchase an aggregate of 1,589,830 shares of the Company’s common stock were outstanding as of December 31, 2015. An aggregate of 1,069,728 Exchange Shares have been issued to four stockholders during the nine months ended September 30, 2016, in exchange for the partial cancellation of warrants previously issued to such stockholders.

As of September 30, 2016, warrants to purchase an aggregate of 1,120,102 shares of common stock were outstanding, which includes:

•

New Exchange Warrants to purchase 320,102 shares of common stock were issued to an institutional investor as part of the exchange of warrants, as discussed above. The New Exchange Warrants will expire twenty-four months from the date of issuance.

•

Warrants to purchase 200,000 shares of the Company’s common stock were issued as part of our term loan of $45 million (“Term Loan”) pursuant to a credit agreement entered into on December 8, 2015 (“Credit Agreement”), with the exercise price being amended to $5.08 as a result of the Limited Consent and Amendment No. 2 to Credit Agreement entered into on September 30, 2016 (“Amendment”). As part of the Amendment, we issued additional new warrants to purchase 100,000 shares of common stock, with an exercise price of $5.08 per share and an expiration date of September 30, 2026. As a result of the amended and newly issued warrants, an aggregate of $492 was recognized in additional paid-in capital.

•

Concurrent with the Registered Direct Offering in May 2016, as discussed above, warrants to purchase an aggregate of 500,000 shares of common stock were issued to five investors, with an exercise price of $8.00 per share, which are exercisable beginning six months and one day from the date of issuance and expire 24 months from the date they became exercisable.

Treasury stock

As of September 30, 2016, the Company held 61,685 shares in treasury, with a cost of $305. This increase in treasury stock was due to shares that were withheld to pay withholding taxes upon the vesting of RSUs during the nine months ended September 30, 2016.

9. Share-based payments

As of September 30, 2016, the Company maintains two share-based incentive plans: the 2008 Share Incentive Plan (the “2008 Plan”), which was carried forward as a result of the TBO Merger effective on March 21, 2015 and the Cogint, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which was approved during the annual meeting of stockholders on June 2, 2015, which authorized the issuance of 2,500,000 shares of common stock. The 2015 Plan was amended on June 3, 2016 at the Company’s annual meeting of stockholders which approved an increase of the number of shares of common stock authorized for issuance under the 2015 Plan  to 12,500,000. The primary purpose of the 2015 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of September 30, 2016, there were 180,568 and 5,894,361 shares of common stock reserved for issuance under the 2008 Plan and the 2015 Plan, respectively.

Share options

Details of share options activity during the nine months ended September 30, 2016 were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Balance as of December 31, 2015	462,000	$9.52	5.3 years	$-
Granted	30,000	5.04
Forfeited	(30,000)	9.59
Expired	(100,000)	6.02
Balance as of September 30, 2016	362,000	$10.10	4.8 years	$-
Options exercisable as of September 30, 2016	271,583	$10.60	3.3 years	$-

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on September 30, 2016 of $5.09 and the exercise price, multiplied by the number of in-the-money stock options as of the same date.

The unvested balance of options is shown below for the nine months ended September 30, 2016:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term
Unvested as of December 31, 2015	126,667	$9.02	8.1 years
Granted	30,000	5.04
Vested	(36,250)	6.37
Forfeited	(30,000)	9.59
Unvested as of September 30, 2016	90,417	$8.57	9.2 years

Compensation expenses recognized from employee stock options for the three months ended September 30, 2016 and 2015 of $35 and $15, respectively, and for the nine months ended September 30, 2016 and 2015 of $82 and $35, respectively, were recognized in general and administrative expenses and discontinued operations in the condensed consolidated statements of operations. As of September 30, 2016, unrecognized share-based compensation cost relating to granted share options amounted to $430, which are expected to be recognized over a weighted average period of 3.2 years.

Restricted stock units

Details of unvested RSUs activity during the nine months ended September 30, 2016 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2015(1)	13,721,000	$7.78
Granted	743,639	4.87
Vested and delivered	(379,737)	6.65
Withheld as treasury stock (2)	(61,685)	6.25
Vested not delivered	(1,437,667)	1.54
Forfeited	(123,500)	6.95
Unvested as of September 30, 2016	12,462,050	$8.38

(1)

Among the total unvested balance as of December 31, 2015, 12,312,000 shares, with weighted average grant-date fair value of $9.48, were subsequently approved at the Company’s annual meeting of stockholders on June 3, 2016.

(2)	As discussed in Note 8, the increase in treasury stock was due to shares withheld to pay statutory withholding taxes upon the vesting of RSUs during the nine months ended September 30, 2016.

The Company recognized compensation expenses (included in sales and marketing expenses, general and administrative expenses, and discontinued operations in the condensed consolidated statements of operations, and intangible assets in the condensed consolidated balance sheets) for these RSUs of $7,615 and $1,547 for the three months ended September 30, 2016 and 2015, respectively, and $22,561 and $4,090 for the nine months ended September 30, 2016 and 2015, respectively. The fair value of the RSUs was estimated using the market value of the Company’s common stock on the date of grant, which was equivalent to the closing price of the common stock on the grant date.

As of September 30, 2016, unrecognized share-based compensation expenses associated with the granted RSUs amounted to $79,622, which are expected to be recognized over a weighted average period of 2.7 years.

Shares issued to third-party vendors

The Company issues shares to certain third-party vendors from time to time in lieu of cash for services rendered. During the nine months ended September 30, 2016, 14,500 restricted shares of common stock were issued to certain vendors of the Company as additional consideration for services rendered. Stock compensation expenses for shares issued to third-party vendors of $37 and $228 for the three months ended September 30, 2016 and 2015, respectively, and $166 and $228 for the nine months ended September 30, 2016 and 2015, respectively, were recognized in general and administrative expenses.

The share-based compensation expenses for the Company’s share options, RSUs and common stock were allocated to the following accounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Sales and marketing expenses	$657	$17	$1,778	$79
General and administrative expenses	6,661	1,664	20,163	3,573
Discontinued operations	-	-	-	462
Capitalized in intangible assets	369	109	868	239
Total	$7,687	$1,790	$22,809	$4,353

10. Segment information

We currently manage our operations in two reportable segments, Information Services and Performance Marketing. The segments reflect the way the Company evaluates its business performance and manages its operations. In 2015, the Company disposed of all assets and liabilities related to its Advertising Business and related results of operations were recognized as discontinued operations. Therefore, no information relating to the Advertising Business is presented here.

As all revenue is generated in the United States, no geographic information is presented.

Information regarding our Information Services and Performance Marketing segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenue:
Information Services	$14,803	$1,002	$39,254	$3,254
Performance Marketing	37,373	-	93,389	-
	52,176	1,002	132,643	3,254
Loss from operations:
Information Services	$(11,528)	$(4,523)	$(24,648)	$(9,802)
Performance Marketing	(829)	-	(3,737)	-
	(12,357)	(4,523)	(28,385)	(9,802)
Depreciation and amortization:
Information Services	$1,665	$57	$4,221	$133
Performance Marketing	1,842	-	4,891	-
	3,507	57	9,112	133
Capital expenditure:
Information Services	$1,892	$1,103	$7,826	$2,958
Performance Marketing	331	-	876	-
	2,223	1,103	8,702	2,958

(In thousands)	September 30, 2016	December 31, 2015
Assets:
Information Services	$111,156	$102,582
Performance Marketing	199,839	186,610
	310,995	289,192
Intangible assets, net:
Information Services	$51,990	$42,951
Performance Marketing	47,429	44,494
	99,419	87,445
Goodwill:
Information Services	$44,121	$42,623
Performance Marketing	121,962	119,130
	166,083	161,753

The Company does not allocate interest expense or income taxes to its segments.

11. Related party transactions

For the three and nine months ended September 30, 2016, material related party transactions were as follows:

Earn-out Shares

On March 11, 2016, the Company issued 900,108 Common Earn-out Shares to Frost Gamma, and 1,800,220 Series A Earn-out Shares to certain investors (which were subsequently converted to 1,800,220 shares of common stock), including 567,069 shares to Grander Holdings, Inc. 401K, an entity owned by Michael Brauser, the Executive Chairman of the Board of Directors, upon a determination by the Board of Directors that certain financial targets had been achieved as set forth in the TBO Merger Agreement.

Financing

On December 8, 2015, the Company entered into and consummated promissory notes with certain investors (the “Promissory Notes”), for an aggregate financing of $10.0 million, pursuant to which the Company received $5.0 million from Frost Gamma, $4.0 million from Michael Brauser, and $1.0 million from another investor. As of September 30, 2016, the principal and accrued interest of such Promissory Notes, owing to Frost Gamma, Michael Brauser and such other investor, were $5,429, $4,343, and $1,086, respectively.

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

Warrant Exchange

As discussed in Note 8, during the nine months ended September 30, 2016, the Company issued an aggregate of 1,069,728 shares of Exchange Shares in exchange for warrants previously issued to four shareholders of the Company, including 524,750 shares to Frost Gamma. No additional consideration was paid by the shareholders and the warrants were cancelled upon the exchange.

12. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $844 and $2,104 for the three and nine months ended September 30, 2016, respectively, and $405 and $705 for the corresponding periods in 2015, under certain non-cancellable data licensing agreements. As of September 30, 2016, material capital commitments under non-cancellable data licensing agreements were $14,947, shown as follows:

(In thousands)
Year	September 30, 2016
Remainder of 2016	$791
2017	3,733
2018	3,848
2019	3,415
2020	2,460
2021 and thereafter	700
$14,947

(b) Contingency

Other than as described below, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings, are expensed as incurred. For capitalized Purchased IP litigation costs, as discussed in Note 5, the Company has written off the balance into general and administrative expenses during the three months ended September 30, 2016. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, we determined that there were no matters that required an accrual as of the balance sheet date, September 30, 2016. The Company estimates that adverse rulings in pending litigation matters could result in a possible loss of between $3,000 and $6,000.

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, among other parties, in the U.S. Bankruptcy Court, Southern District of Florida (the “Court”), regarding a dispute over ownership of certain intellectual property to which both TRADS and Company subsidiary TBO have asserted competing ownership claims. TBO asserted that it purchased this intellectual property from Ole Poulsen (“Poulsen”), the Company’s Chief Science Officer (“Purchased IP”). TRADS has since dropped Interactive Data as a party, and added TBO and Ole Poulsen. On June 10, 2015, over TRADS’ objections, the Court granted TBO’s motion to expand the scope of discovery to include, among other things, whether TRADS is a good faith purchaser of any of the Purchased IP, free of any fraud or misconduct by or on behalf of TRADS, and whether there was a fraud on the Court by TRADS. On February 22, 2016, TBO and Mr. Poulsen filed a motion for summary judgment seeking judgment in their favor on all claims based upon, among other things, TRADS having committed a fraud on the Court. On April 20, 2016, the Court denied the motion for summary judgment. Trial took place on May 16 and 17, 2016 and June 15, 22-24 and 27, 2016.  The parties submitted post-trial memoranda to the Court on July 12, 2016.

On August 18, 2016, the Court entered a trial order (“Trial Order”) and final judgment (the “Final Judgment”) in favor of TRADS finding the Purchased IP is owned by TRADS, and ordering TBO and Poulsen to turn over all copies of the Purchased IP. The Court also ordered TBO to pay TRADS’ attorneys’ fees and costs, in an amount to be determined at a later time by the Court.

On October 7, 2016, TRADS filed a motion seeking its attorneys’ fees and costs. A hearing was initially set on this motion for October 18, 2016, and then continued until November 15, 2016. TBO intends to file an opposition to the attorneys’ fee motion and/or the bill of costs.

The Company, TBO and Poulsen have appealed the Court’s ruling to the United States District Court, Southern District of Florida (“Federal District Court”), and on October 11, 2016, filed a motion for stay of the Final Judgment pending appeal in the Federal District Court. By stipulation of the parties, TRADS agreed not to enforce the turnover of the Purchased IP until at least October 27, 2016, while the stay motion is briefed. On October 25, 2016, the Company, TBO and Poulsen filed an emergency motion for an interim stay of the injunction until the stay motion filed October 11, 2016 could be resolved. The Federal District Court granted the interim stay request and also set a hearing for the October 11, 2016 stay motion, which will be held on November 8, 2016.

As a result of the Trial Order and Final Judgment, as of September 30, 2016, the Company has written off $4,055 of intangible assets for both the Purchased IP and capitalized legal costs incurred and paid in defending the claims. An adverse ruling on the award of attorneys’ fees and costs could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date hereof, this case is ongoing.

On October 23, 2014, TRADS filed a Complaint and Motion for Temporary Injunction, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, against James Reilly, then President and Chief Operating Officer of the Company, seeking relief for alleged violation of a noncompetition agreement. On February 5, 2015, after the presentation of TRADS’ case, the court denied TRADS’ motion for a temporary injunction to prohibit Mr. Reilly from continuing employment with TBO. TRADS appealed that order, and on December 2, 2015, the Fourth District Court of Appeal reversed the order denying the temporary injunction and remanded for Mr. Reilly to present his case opposing the preliminary injunction. The evidentiary hearing on TRADS’ motion took place on May 4 and 5, 2016. On July 1, 2016, a temporary injunction was entered against Mr. Reilly. On July 15, 2016, Mr. Reilly filed a notice of appeal, appealing the trial court’s injunction order to the Fourth District Court of Appeal. On August 9, 2016, the Supreme Court of Florida denied Mr. Reilly’s petition for discretionary review. On October 3, 2016, Mr. Reilly filed an answer, affirmative defenses, and counterclaim asserting claims against TRADS for fraudulent and negligent misrepresentation. TRADS’ response to the counterclaim is currently due on November 10, 2016. On October 5, 2016, the Fourth District Court of Appeal affirmed the trial court’s injunction order. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On July 28, 2015, TRADS filed a Complaint and Motion for Preliminary Injunction in the United States District Court, Southern District of Florida, against Surya Challa, Vice President of Technology of TBO, seeking relief for an alleged violation of a noncompetition agreement. The hearing on TRADS’ Motion for Preliminary Injunction was held on February 19, 2016. On March 23, 2016, the court denied TRADS’ motion for preliminary injunction. On April 22, 2016, TRADS filed a notice of appeal seeking review of the trial court’s order denying the motion for preliminary injunction. That appeal is still pending. On September 23, 2016, the district court judge entered an order staying the case pending appeal. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On August 10, 2016, the Company filed a lawsuit against TransUnion and related parties alleging tortious interference with its prospective business relationship with Datamyx, LLC (“Datamyx”). The complaint was amended on October 18, 2016. The Company alleges that it was in negotiations to acquire Datamyx, and a definitive transaction was imminent, when TransUnion interfered with the proposed Datamyx acquisition solely as an act of malice in order to damage the Company. As a result of the interference, Datamyx abruptly terminated negotiations with the Company and was ultimately acquired by another suitor. As of the date hereof, this case is ongoing.

In addition to the foregoing, we may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of any such matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Overview

Cogint, Inc. (“we”, “us”, “our”, “cogint”, or the “Company”), formerly known as IDI, Inc., a Delaware corporation, is a data and analytics company providing cloud-based mission-critical information and performance marketing solutions to enterprises in a variety of industries. Our mission is to transform data into intelligence utilizing our proprietary technology platforms to solve complex problems for our clients. Harnessing the power of data fusion and powerful analytics, we transform data into intelligence, in a fast and efficient manner, so that our clients can spend their time on what matters most, running their organizations with confidence. Through our intelligent platforms, CORE™ and Agile Acquisition Engine™, we uncover the relevance of disparate data points to deliver end-to-end, ROI-driven results for our customers. Our analytical capabilities enable us to build comprehensive datasets in real-time and provide insightful views of people, businesses, assets and their interrelationships. We empower clients across markets and industries to better execute all aspects of their business, from managing risk, identifying fraud and abuse, ensuring legislative compliance, and debt recovery, to identifying and acquiring new customers. With the goal of reducing the cost of doing business and enhancing the consumer experience, our solutions enable our clients to optimize overall decision-making and to have a holistic view of their customers.

We provide unique and compelling solutions essential to the daily workflow of organizations within both the public and private sectors. Our cloud-based data fusion and customer acquisition technology platforms, combined with our massive database consisting of public-record, proprietary and publicly-available data, as well as a unique repository of self-reported information on millions of consumers, enables the delivery of differentiated products and solutions used for a variety of essential functions throughout the customer life cycle. These essential functions include customer identification and authentication, investigation and validation, and customer acquisition and retention.

The Company operates through two reportable segments: (i) Information Services and (ii) Performance Marketing.

•

Information Services — Leveraging leading-edge technology, proprietary algorithms, and massive datasets, and through intuitive and powerful analytical applications, we provide solutions to organizations within the risk management and consumer marketing industries. CORE is our next generation data fusion platform, providing mission-critical information about individuals, businesses and assets to a variety of markets and industries. Information Services uses the power of data fusion to ingest and analyze data at massive scale, machine learning and advanced analytics, and the information derived therefrom to provide solutions to a variety of industries. These industries include, but are not limited to: banking and financial services companies, insurance companies, healthcare companies, law enforcement and government, the collection industry, law firms, retail, telecommunications companies, corporate security and investigative firms.  In addition, our data acquisition solutions enable clients to rapidly grow their customer databases by using self-declared consumer insights to identify, connect with, and acquire first-party consumer data and multi-channel marketing consent at massive scale.

Built in a secure Payment Card Industry (“PCI”) compliant environment, our cloud-based next generation technology delivers greater than four 9s of service uptime. By utilizing our proprietary infrastructure design within the cloud, we currently operate in six datacenters spread geographically across the U.S. and are able to dynamically and seamlessly scale as needed.  Using our intelligent framework and leveraging a micro services architecture where appropriate, we reduce operational cost and complexity, thus delivering superior performance at greatly reduced costs compared to traditional datacenter architectures.  Since the release of our CORE platform in May 2016, we have added billions of data records and continue to add approximately over a billion records per month.  Our average query response time for a comprehensive profile is less than 250 milliseconds versus competitive platforms that measure comprehensive profile response times in seconds.

•

Performance Marketing — Our Agile Acquisition Engine drives our Performance Marketing segment, which provides solutions to help brands, advertisers and marketers find the right customers in every major business-to-consumer (“B2C”) vertical including, but not limited to: internet and telecommunications, financial services, health and wellness, consumer packaged goods, careers and education, and retail and entertainment. We deterministically target consumers across various marketing channels and devices, through the user-supplied acquisition of personally identifiable information on behalf of our clients, such as email addresses, other identifying information and responses to dynamically populated survey questions. 80% of our consumer interaction comes from mobile which differentiates us from competitors whose platforms are not mobile-first.

We own hundreds of media properties, through which we engage millions of consumers everyday with interactive content, such as job postings, cost savings, surveys, promotions and contests that generate over 700,000 survey respondents and over 5 million compiled responses every single day.  Our owned media properties alone have created a database of approximately 120 million U.S. adults with detailed profiles, including 150 million unique email addresses, across 60 million households. With meaningful, people-based interaction that focuses on consumer behavior, declared first-party data, leveraged on a mobile-centric platform that provides seamless omni-channel capabilities, we have the ability to target and develop comprehensive consumer profiles that redefine the way advertisers view their most valuable customers.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon cogint’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires cogint to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, cogint evaluates its estimates, including those related to bad debts, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”), filed with the Securities and Exchange Commission, or SEC, on March 18, 2016.

Recently issued accounting standards

See Note 1(b), Recently issued accounting standards, in Notes to Condensed Consolidated Financial Statements.

Third Quarter 2016 Highlights and Recent Developments

•	For the three months ended September 30, 2016, as compared to the three months ended September 30, 2015:
•	Total revenue increased to $52.2 million from $1.0 million.
•	Information Service revenue increased to $14.8 million from $1.0 million.
•	Performance Marketing revenue increased to $37.4 million from $0.
•	Net loss increased to $9.7 million from $4.8 million, primarily due to noncash share-based compensation expenses and a one-time write-off of intangible assets.
•	Adjusted EBITDA increased to $3.2 million from negative $2.2 million.
•	On September 26, 2016, the trading of the Company’s common stock commenced on The NASDAQ Global Market, under the new symbol “COGT,” pursuant to the Company’s voluntary transition from the NYSE MKT.
•	Within our Information Services segment:
•	Ongoing evolution of our leading-edge, investigative solution, idiCORE, including enhanced search functionality and accuracy.
•	Greater than 400% CAGR in idiCORE online transactions for third quarter 2016.

•	Continued ingestion and integration of key foundational data sets into idiCORE, including the addition of billions of motor vehicle records.
•	Increasing adoption of consumer reengagement solutions by advertising clients.
•

Comprehensive database includes holistic views of greater than 95% of U.S. population, including unique data assets of over 120 million self-reported profiles, including 150 million unique email addresses, across 63 million households.

•	80% of consumer interactions are from mobile, with over 700,000 daily survey respondents and 5 million compiled responses daily.
•	Within our Performance Marketing segment:
•

Continued scale in our Career & Education and Mobile App verticals with focus on the “Gig Economy,” providing recruitment solutions for industry-leading technology platforms in areas such as ride hailing, delivery and home services.

•	Career & Education vertical experienced triple-digit quarterly growth to $2.6 million from second quarter 2016, demonstrating extraordinary market opportunity.
•	Mobile App vertical grew 44% to $4.6 million compared to $3.2 million in second quarter 2016.
•

Increase in revenue from third-party media channels, from $1.0 million to $1.6 million, from second to third quarter 2016, reaffirming our planned initiatives to increase the platform’s scale through custom audience development and vertical-specific marketing programs.

•

Strong trending in our Health vertical, leveraging our massive database of self-reported consumer information, allowing for custom audience targeting and the ability to design efficient and scalable campaigns.

Use and Reconciliation of Non-GAAP Financial Measures

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net loss attributable to cogint	$(9,744)	$(4,789)	$(23,700)	$(51,896)
Net loss from discontinued operations attributable to cogint	-	387	-	41,950
Interest expense, net	1,880	3	5,561	3
Income tax (benefit) expenses	(4,493)	(124)	(11,519)	141
Depreciation and amortization	3,507	57	9,112	133
Share-based payments	7,318	1,681	21,941	3,652
Non-cash loss on exchange of warrants	-	-	1,273	-
Write-off of Purchased IP and capitalized litigation costs	4,055	-	4,055	-
Acquisition-related costs	(146)	77	431	377
Non-recurring legal and litigation costs	779	503	1,493	1,248
Adjusted EBITDA	$3,156	$(2,205)	$8,647	$(4,392)

We present adjusted EBITDA as a supplemental measure of our operating performance because we believe it provides useful information to our investors as it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. In addition, we use it as an integral part of our internal reporting to measure the performance of our reportable segments, evaluate the performance of our senior management and measure the operating strength of our business.

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

Results of Operations

For accounting purposes, IDI Holdings, LLC was the accounting acquirer, and acquired Tiger Media, Inc. (“Tiger Media”), now known as Cogint, Inc., on March 21, 2015. As such, only results of operations during the period after March 22, 2015 of Tiger Media are included into the condensed consolidated financial statements of cogint for the three and nine months ended September 30, 2015. The Company disposed of all assets and liabilities related to its Chinese and British Virgin Islands based subsidiaries (collectively, the “Advertising Business”) in 2015, and the operating results of the Advertising Business for the three and nine months ended September 30, 2015 were reflected as discontinued operations.

On December 8, 2015, the Company completed the acquisition of Fluent, LLC (“Fluent”) (the “Fluent Acquisition”). The results of operations of Fluent are included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2016. On June 8, 2016, the Company completed the acquisition of Q Interactive, LLC (“Q Interactive”) (the “Q Interactive Acquisition”). The results of operations of Q Interactive beginning on June 8, 2016 are included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2016.

Revenue. Total revenue increased $51.2 million to $52.2 million, and $129.3 million to $132.6 million for the three and nine months ended September 30, 2016, respectively, from $1.0 million and $3.3 million for the three and nine months ended September 30, 2015, respectively. The increase was mainly attributable to the Fluent Acquisition effective on December 8, 2015 and the Q Interactive Acquisition effective on June 8, 2016. Revenue generated from our Information Services segment and Performance Marketing segment were $14.8 million and $37.4 million, respectively, for the three months ended September 30, 2016, versus $1.0 million and $0 million, respectively, for the three months ended September 30, 2015; while revenue generated from these two segments were $39.2 million and $93.4 million, respectively, for the nine months ended September 30, 2016, versus $3.3 million and $0 million, respectively, for the nine months ended September 30, 2015.

Gross profit. Gross profit margin was 24% and 24% for the three months ended September 30, 2016 and 2015, respectively, and 26% and 46% for the nine months ended September 30, 2016 and 2015. The decrease in gross profit margin for the nine months ended September 30, 2016 was mainly the result of the following:

•

In the Information Services segment, gross profit as a percentage of revenue is impacted by several factors, including increases in transactional-based data costs, timing and entry into flat-fee data licensing agreements, the mix of those data costs, changes in channels of distribution, sales volume, pricing strategies, and fluctuations in sales of integrated third-party products. As we ingested and released additional data sets in our product offering, increasing the overall breadth and depth of our products, we incurred an increase in the cost of revenues relative to our current sales. As the construct of our data costs is a flat-fee, unlimited usage model, we expect that our gross profit margin will increase as a percentage of sales in our Information Services segment over the coming quarters.

•

In our Performance Marketing segment, as a result of the Fluent Acquisition, we generated a lower gross profit margin compared to the Company’s overall ratio for the nine months ended September 30, 2016. We had no related results of operations in the Performance Marketing segment during the corresponding periods in 2015.

Historically, the relative mix of revenue derived from our Performance Marketing and Information Services segment produces a consolidated average gross margin between 26% and 32%. Historically, at scale, the Information Services segment will trend with average gross margins between 70% and 85%. As a result, we expect our combined gross margin to increase over the next twelve months as our Information Services revenue begins to scale.

Sales and marketing expenses. Sales and marketing expenses increased $3.2 million to $3.7 million, and $8.5 million to $10.0 million for the three and nine months ended September 30, 2016, respectively, from $0.5 million and $1.5 million for the three and nine months ended September 30, 2015, respectively. The increase was mainly a result of the Fluent Acquisition and the expansion of our sales organization. Sales and marketing expenses consist of marketing and promotion, salaries and benefits, traveling expenses, share-based compensation expenses, and transportation and other expenses, incurred by our sales team, which are expected to increase in the future following the growth of revenue and the Company’s continuous efforts to expand its sales organization. Included in sales and marketing expenses was non-cash share-based compensation expenses of $0.7 million and $1.8 million for the three and nine months ended September 30, 2016, respectively, versus $0 million and $0.1 million for the three and nine months ended September 30, 2015, respectively.

General and administrative expenses. General and administrative expenses increased $13.5 million to $17.7 million, and $34.5 million to $44.2 million for the three and nine months ended September 30, 2016, respectively, from $4.2 million and $9.7 million for the three and nine months ended September 30, 2015, respectively. For the three months ended September 30, 2016 and 2015, the amounts mainly consisted of non-cash share-based payments of $6.7 million and $1.7 million, write-off of Purchased IP and capitalized litigation costs of $4.1 million and $0 million, professional fees of $1.7 million and $1.4 million, and employee salaries and benefits of $3.2 million and $0.6 million, respectively. For the nine months ended September 30, 2016 and 2015, the amounts mainly consisted of non-cash share-based payments of $20.2 million and $3.6 million, write-off of Purchased IP and capitalized litigation costs of $4.1 million and $0 million, professional fees of $5.2 million and $3.0 million, acquisition-related costs of $0.4 million and $0.4 million, and employee salaries and benefits of $8.4 million and $1.6 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $3.5 million to $3.5 million, and $9.0 million to $9.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. The increase in depreciation and amortization in 2016 was mainly attributable to the amortization of intangible assets resulting from the Fluent Acquisition and the Q Interactive Acquisition.

Interest expense, net. Interest expense, net, of $1.9 million and $5.6 million for the three and nine months ended September 30, 2016, respectively, represented the interest expenses and amortization of debt issuance costs associated with the term loan in the amount of $45.0 million (“Term Loan”) and promissory notes payable to certain stockholders in the amount of $10 million (“Promissory Notes”), pursuant to agreements entered in December 2015 in connection with the Fluent Acquisition, with an aggregate long-term debt balance, including the current portion of long-term debt, of $49.9 million as of September 30, 2016.

Net loss from continuing operations. For the three months ended September 30, 2016 and 2015, we had a loss from continuing operations of $9.7 million and $4.4 million, including $7.3 million and $1.7 million of non-cash share-based payments, respectively. For the nine months ended September 30, 2016 and 2015, we had a loss from continuing operations of $23.7 million and $9.9 million, including $21.9 million and $3.7 million of non-cash share-based payments, respectively. In addition, $4.5 million and $11.5 million of income tax benefit arising primarily from the reduction of our net deferred tax liabilities were recorded for the three and nine months ended September 30, 2016, respectively, versus $0.1 million income tax benefits and $0.1 million income tax expenses recorded for the corresponding periods in 2015, respectively.

Net loss from discontinued operations attributable to cogint. As a result of the plan to discontinue the Advertising Business in 2015, a net loss from discontinued operations attributable to cogint of $0.4 million and $42.0 million was recognized for the three and nine months ended September 30, 2015, respectively. There were no discontinued operations for the three and nine months ended September 30, 2016.

Net loss attributable to cogint. A net loss of $9.7 million and $23.7 million was recognized for the three and nine months ended September 30, 2016, respectively, versus $4.8 million and $51.9 million for the three and nine months ended September 30, 2015, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities. For the nine months ended September 30, 2016, net cash provided by operating activities was $4.4 million, which was mainly due to the operating income of $3.6 million, after the adjustments of non-cash items of $27.3 million. Net cash used in operating activities of $6.8 million for the nine months ended September 30, 2015 was mainly attributable to net loss from continuing operations of $9.9 million.

Cash flows (used in) provided by investing activities. Net cash used in investing activities for the nine months ended September 30, 2016 was $9.5 million, which was mainly due to an aggregate of $8.0 million of capitalized litigation costs and software developed for internal use. Net cash provided by investing activities for the nine months ended September 30, 2015 of $0.5 million was mainly due to the cash proceeds of $3.6 million as a result of the reverse acquisition of Tiger Media on March 21, 2015, which was offset by the capitalized litigation costs and software developed for internal use of $2.1 million, and the purchase of property and equipment and intangible assets of $0.9 million.

Cash flows provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2016 was $2.0 million, which was mainly due to the net proceeds from the registered direct offering of $4.7 million in May 2016, which was offset by the repayments of long-term debt of $1.7 million. Net cash provided by financing activities for the nine months ended September 30, 2015 of $9.4 million was the result of the net proceeds from a registered direct offering to an institutional investor in July 2015.

As of September 30, 2016, the Company had material commitments under non-cancellable data licensing agreements of $14.9 million. For the nine months ended September 30, 2016, the Company funded its operations through the use of available cash.

The Company reported net loss of $9.7 million and $23.7 million for the three and nine months ended September 30, 2016, respectively, as compared to $4.8 million and $51.9 million for the corresponding periods in 2015. As of September 30, 2016, the Company had an accumulated deficit of $108.8 million.

As of September 30, 2016, the Company had cash and cash equivalents of approximately $10.4 million, of which, $8.1 million was held by Fluent, a decrease of $3.1 million from $13.5 million as of December 31, 2015. Based on projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months. Subject to revenue growth, the Company may have to continue to raise capital through the issuance of additional equity and/or debt, which, if the Company is able to obtain, will have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company. If the Company’s operations do not generate positive cash flow in the upcoming year, or if it is not able to meet the debt covenants specified in the Credit Agreement, as amended, or if it is not able to obtain additional equity or debt financing on terms and conditions acceptable to it, if at all, it may be unable to implement its business plan, or even continue its operations.

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

We financed approximately $55.0 million of the cash portion of the purchase price of the Fluent Acquisition with the proceeds from the Term Loan and other indebtedness described herein. As of September 30, 2016, the Term Loan has an outstanding balance of $43.7 million and other indebtedness totaled $10.9 million in the aggregate. All obligations under the Term Loan mature on December 8, 2020 and our other indebtedness is due in 2021. The Credit Agreement governing the Term Loan contains restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and restricts our ability to make certain investments and other restricted payments, including certain intercompany payments. Fluent, the borrower under the Credit Agreement, entered into a Limited Consent and Amendment No. 1 to Credit Agreement dated June 8, 2016 and No.2 to Credit Agreement dated September 30, 2016 (collectively, the “Amendments”). The Amendments, among other things, modify certain covenant provisions set forth in the Credit Agreement. The Limited Consent and Amendment No. 2 to Credit Agreement also requires the Company to deliver to the administrative agent, on or prior to October 7, 2016, (i) amended and restated warrants amending the strike price of the warrants to purchase 200,000 shares of common stock, dated December 8, 2015, currently held by the Administrative Agent (the “Existing Warrants”), from $8.00 per share to $5.08 per share, and (ii) new warrants to purchase 100,000 shares of common stock (“New Warrants”) on terms and conditions substantially similar to the Existing Warrants, as amended and restated, with a per share strike price also equal to $5.08. The restrictive covenants in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks. Furthermore, we still may need to incur additional debt to meet future financing needs.

The Credit Agreement also requires us to maintain and comply with certain financial and other covenants. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain mandatory prepayment provisions, including annual prepayments of the Term Loan with a portion of our excess cash flow. As long as the Term Loan remains outstanding, the restrictive covenants and mandatory prepayment provisions could impair our ability to expand or pursue our business strategies or obtain additional funding. At September 30, 2016, the Company was in compliance with the covenants under the Credit Agreement.

Contractual Obligations

As of September 30, 2016, there were no material changes in our commitment under contractual obligations as disclosed in our 2015 Annual Report.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk for the effect of interest rate changes. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market mutual funds. As of September 30, 2016, we had cash and cash equivalents of $10.4 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the fact that we can redeem such investment freely. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2016, we have long-term debt, including the current portion of long-term debt, in aggregate of $49.9 million. Our Term Loan accrues interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, payable in cash, plus an additional 1.0% per annum payable, at the Company’s election, in-kind or in cash. Interest under the Term Loan is payable monthly, including monthly compounding of PIK interest. In addition, we also have Promissory Notes of $10.0 million in total with a rate of interest of 10% per annum, which interest is capitalized monthly by adding to the outstanding principal amount. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 10% increase in interest rates relative to our current interest rates would not have a material impact on the fair value of all of our outstanding long-term debt. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of the Term Loan. A hypothetical 10% increase or decrease in overall interest rates as of September 30, 2016 would result in an impact to interest expense for the next twelve months by $0.5 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as described below, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings, are expensed as incurred. For capitalized Purchased IP litigation costs, the Company has written off the balance into general and administrative expenses during the three months ended September 30, 2016. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, we determined that there were no matters that required an accrual as of the balance sheet date, September 30, 2016. The Company estimates that adverse rulings in pending litigation matters could result in a possible loss of between $3.0 million and $6.0 million.

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, among other parties, in the U.S. Bankruptcy Court, Southern District of Florida (the “Court”), regarding a dispute over ownership of certain intellectual property to which both TRADS and Company subsidiary TBO have asserted competing ownership claims. TBO asserted that it purchased this intellectual property from Ole Poulsen (“Poulsen”), the Company’s Chief Science Officer (“Purchased IP”). TRADS has since dropped Interactive Data as a party, and added TBO and Ole Poulsen. On June 10, 2015, over TRADS’ objections, the Court granted TBO’s motion to expand the scope of discovery to include, among other things, whether TRADS is a good faith purchaser of any of the Purchased IP, free of any fraud or misconduct by or on behalf of TRADS, and whether there was a fraud on the Court by TRADS. On February 22, 2016, TBO and Mr. Poulsen filed a motion for summary judgment seeking judgment in their favor on all claims based upon, among other things, TRADS having committed a fraud on the Court. On April 20, 2016, the Court denied the motion for summary judgment. Trial took place on May 16 and 17, 2016 and June 15, 22-24 and 27, 2016.  The parties submitted post-trial memoranda to the Court on July 12, 2016.

On August 18, 2016, the Court entered a trial order (“Trial Order”) and final judgment (the “Final Judgment”) in favor of TRADS finding the Purchased IP is owned by TRADS, and ordering TBO and Poulsen to turn over all copies of the Purchased IP. The Court also ordered TBO to pay TRADS’ attorneys’ fees and costs, in an amount to be determined at a later time by the Court.

On October 7, 2016, TRADS filed a motion seeking its attorneys’ fees and costs. A hearing was initially set on this motion for October 18, 2016, and then continued until November 15, 2016. TBO intends to file an opposition to the attorneys’ fee motion and/or the bill of costs.

The Company, TBO and Poulsen have appealed the Court’s ruling to the United States District Court, Southern District of Florida (“Federal District Court”), and on October 11, 2016, filed a motion for stay of the Final Judgment pending appeal in the Federal District Court. By stipulation of the parties, TRADS agreed not to enforce the turnover of the Purchased IP until at least October 27, 2016, while the stay motion is briefed. On October 25, 2016, the Company, TBO and Poulsen filed an emergency motion for an interim stay of the injunction until the stay motion filed October 11, 2016 could be resolved. The Federal District Court granted the interim stay request and also set a hearing for the October 11, 2016 stay motion, which will be held on November 8, 2016.

As a result of the Trial Order and Final Judgment, as of September 30, 2016, the Company has written off $4.1 million of intangible assets for both the Purchased IP and capitalized legal costs incurred and paid in defending the claims. An adverse ruling on the award of attorneys’ fees and costs could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date hereof, this case is ongoing.

On October 23, 2014, TRADS filed a Complaint and Motion for Temporary Injunction, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, against James Reilly, then President and Chief Operating Officer of the Company, seeking relief for alleged violation of a noncompetition agreement. On February 5, 2015, after the presentation of TRADS’ case, the court denied TRADS’ motion for a temporary injunction to prohibit Mr. Reilly from continuing employment with TBO. TRADS appealed that order, and on December 2, 2015, the Fourth District Court of Appeal reversed the order denying the temporary injunction and remanded for Mr. Reilly to present his case opposing the preliminary injunction. The evidentiary hearing on TRADS’ motion took place on May 4 and 5, 2016. On July 1, 2016, a temporary injunction was entered against Mr. Reilly. On July 15, 2016, Mr. Reilly filed a notice of appeal, appealing the trial court’s injunction order to the Fourth District Court of Appeal. On August 9, 2016, the Supreme Court of Florida denied Mr. Reilly’s petition for discretionary review. On October 3, 2016, Mr. Reilly filed an answer, affirmative defenses, and counterclaim asserting claims against TRADS for fraudulent and negligent misrepresentation. TRADS’

response to the counterclaim is currently due on November 10, 2016. On October 5, 2016, the Fourth District Court of Appeal affirmed the trial court’s injunction order. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On July 28, 2015, TRADS filed a Complaint and Motion for Preliminary Injunction in the United States District Court, Southern District of Florida, against Surya Challa, Vice President of Technology of TBO, seeking relief for an alleged violation of a noncompetition agreement. The hearing on TRADS’ Motion for Preliminary Injunction was held on February 19, 2016. On March 23, 2016, the court denied TRADS’ motion for preliminary injunction. On April 22, 2016, TRADS filed a notice of appeal seeking review of the trial court’s order denying the motion for preliminary injunction. That appeal is still pending. On September 23, 2016, the district court judge entered an order staying the case pending appeal. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On August 10, 2016, the Company filed a lawsuit against TransUnion and related parties alleging tortious interference with its prospective business relationship with Datamyx, LLC (“Datamyx”). The complaint was amended on October 18, 2016. The Company alleges that it was in negotiations to acquire Datamyx, and a definitive transaction was imminent, when TransUnion interfered with the proposed Datamyx acquisition solely as an act of malice in order to damage the Company. As a result of the interference, Datamyx abruptly terminated negotiations with the Company and was ultimately acquired by another suitor. As of the date hereof, this case is ongoing.

In addition to the foregoing, we may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of any such matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 16, 2016, the Company issued 2,500 shares of common stock to a vendor of the Company as additional consideration for services rendered.

The issuance of the foregoing securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(a)(2) thereof as an issuance not involving a public offering. The securities issued in these transactions are restricted and may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of IDI, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

3.2	Amended and Restated Bylaws of Cogint, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

4.1	Form of Common Stock Certificate of Cogint, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

4.2	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2016).

4.3	Form of New Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 6, 2016).

10.1

Limited Consent and Amendment No. 2 to Credit Agreement, dated September 30, 2016, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto.*

10.2	Second Amendment to MacLachlan Employment Agreement, dated October 4, 2016, by Cogint, Inc. and Daniel MacLachlan. *+

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

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

Cogint, Inc.

November 3, 2016	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)