Form 10-Q
period 2017-03-31
Cogint, Inc.
filed 2017-05-09
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of May 5, 2017, the registrant had 54,781,832 shares of common stock outstanding.

COGINT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “cogint,” or the “Company,” refer to Cogint, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

COGINT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$22,014	$10,089
Accounts receivable, net of allowance for doubtful accounts of $680 and $790 at March 31, 2017 and December 31, 2016, respectively	27,951	30,958
Prepaid expenses and other current assets	2,389	2,053
Total current assets	52,354	43,100
Property and equipment, net	1,391	1,350
Intangible assets, net	94,029	98,531
Goodwill	166,256	166,256
Other non-current assets	2,543	2,674
Total assets	$316,573	$311,911
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Trade accounts payable	$11,499	$14,725
Accrued expenses and other current liabilities	6,467	6,981
Deferred revenue	1,081	318
Current portion of long-term debt	2,750	4,135
Total current liabilities	21,797	26,159
Promissory notes payable to certain shareholders, net	9,971	10,748
Long-term debt, net	50,266	35,130
Contingent consideration payable in stock	10,225	10,225
Total liabilities	92,259	82,262
Shareholders' equity:
Series A preferred stock—$0.0001 par value, 10,000,000 shares authorized; 0 share issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Series B preferred stock—$0.0001 par value, 10,000,000 shares authorized; 0 share issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock—$0.0005 par value, 200,000,000 shares authorized; 54,440,337 and 53,717,996 shares issued at March 31, 2017 and December 31, 2016, respectively; and 54,235,306 and 53,557,761 shares outstanding at March 31, 2017 and December 31, 2016, respectively	27	27
Treasury stock, at cost, 205,031 and 160,235 shares at March 31, 2017 and December 31, 2016, respectively	(699)	(531)
Additional paid-in capital	351,942	344,384
Accumulated deficit	(126,956)	(114,231)
Total shareholders’ equity	224,314	229,649
Total liabilities and shareholders’ equity	$316,573	$311,911

See notes to condensed consolidated financial statements

COGINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$50,766	$39,424
Cost of revenues (exclusive of depreciation and amortization)	35,198	28,494
Gross profit	15,568	10,930
Operating expenses:
Sales and marketing expenses	4,513	3,126
General and administrative expenses	14,506	13,367
Depreciation and amortization	3,421	2,609
Write-off of long-lived assets	3,626	-
Total operating expenses	26,066	19,102
Loss from operations	(10,498)	(8,172)
Other income (expense):
Interest expense, net	(2,227)	(1,825)
Other expenses, net	-	(297)
Total other expense	(2,227)	(2,122)
Loss before income taxes	(12,725)	(10,294)
Income taxes	-	(3,522)
Net loss	$(12,725)	$(6,772)
Loss per share:
Basic and diluted	$(0.24)	$(0.25)
Weighted average number of shares outstanding:
Basic and diluted	53,811,688	27,468,214
Comprehensive loss:
Net comprehensive loss	$(12,725)	$(6,772)

See notes to condensed consolidated financial statements

COGINT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as at December 31, 2016	53,717,996	$27	160,235	$(531)	$344,384	$(114,231)	$229,649
Vesting of restricted stock units	722,341	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to pay statutory taxes in connection with the vesting of restricted stock units	-	-	44,796	(168)	-	-	(168)
Share-based compensation expenses	-	-	-	-	7,558	-	7,558
Net loss	-	-	-	-	-	(12,725)	(12,725)
Balance as at March 31, 2017	54,440,337	$27	205,031	$(699)	$351,942	$(126,956)	$224,314

See notes to condensed consolidated financial statements

COGINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,725)	$(6,772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,421	2,609
Non-cash interest expenses and related amortization	733	584
Share-based payments	7,312	7,378
Non-cash loss on exchange of warrants	-	297
Write-off of long-lived assets	3,626	-
Provision for bad debts	(39)	(90)
Deferred income tax benefit	-	(3,536)
Changes in assets and liabilities:
Accounts receivable	3,046	666
Prepaid expenses and other current assets	(336)	531
Other non-current assets	131	(833)
Trade accounts payable	(3,226)	436
Accrued expenses and other current liabilities	(514)	(365)
Deferred revenue	763	(452)
Net cash provided by operating activities	2,192	453
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(262)	(177)
Capitalized costs included in intangible assets	(2,078)	(3,037)
Net cash used in investing activities	(2,340)	(3,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for debt obligations, net of debt costs	14,039	-
Repayments of long-term debt	(1,798)	(563)
Taxes paid related to net share settlement of vesting of restricted stock units	(168)	-
Net cash provided by (used in) financing activities	12,073	(563)
Net increase (decrease) in cash and cash equivalents	$11,925	$(3,324)
Cash and cash equivalents at beginning of period	10,089	13,462
Cash and cash equivalents at end of period	$22,014	$10,138
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,247	$1,276
Cash paid for income taxes	$-	$-
Share-based compensation expenses capitalized in intangible assets	$246	$278
Issuance of common stock to a vendor for services rendered	$-	$131

See notes to condensed consolidated financial statements

COGINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared for Cogint, Inc., a Delaware corporation, in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2017.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).

The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date included in the 2016 Form 10-K, but does not include all disclosures including notes required by US GAAP.

Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Recently issued accounting standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein, that is, the first quarter of 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently do not plan to early adopt ASU 2014-09, and we anticipate adopting the standard using the modified retrospective method. We plan to have our preliminary assessment on the impact this guidance will have on our condensed consolidated financial statements and related disclosures in the third quarter of 2017.

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

In March 2016, FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting,” which simplifies the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted ASU 2016-09 in the first quarter of 2017 on a retrospective basis. As a result of the adoption, the Company recorded an increase to the deferred tax asset balance and an increase to the corresponding valuation allowance of $301 related to the cumulative-effect adjustment as of January 1, 2017. For the three months ended March 31, 2017, the Company recorded tax expense of $1,297 related to the tax deficiency recognized during the period, which was offset by a corresponding reduction in the valuation allowance.

In August 2016, FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance for certain cash flow issues, including contingent consideration payments made after a business combination and debt prepayment or debt extinguishment costs, etc. The guidance will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. We are still evaluating the impact of ASU 2016-15 on our condensed consolidated financial statements.

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

The information related to basic and diluted loss per share for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(In thousands, except share data)	2017	2016
Numerator:
Net loss	$(12,725)	$(6,772)
Denominator:
Weighted average shares outstanding - Basic and diluted	53,811,688	27,468,214
Loss per share:
Basic and diluted:	$(0.24)	$(0.25)

3. Acquisition

Q Interactive Acquisition

To expand and strengthen the Company’s marketing services business, on June 8, 2016 (the “Effective Date of Q Interactive Acquisition”), the Company entered into and consummated the transactions contemplated by a Membership Interest Purchase Agreement with Selling Source, LLC (“Selling Source”), the seller, pursuant to which the Company acquired all of the issued and outstanding membership interests (the “Membership Interests”) in Q Interactive, LLC (“Q Interactive”), a Delaware limited liability company (the “Q Interactive Acquisition”).

As consideration for the Membership Interests, after preliminary adjustment for Q Interactive’s net working capital at closing, the Company issued to Selling Source 2,369,190 shares of the Company’s common stock, par value $0.0005 per share. Selling Source may receive additional consideration for the Membership Interests if 2016 gross revenue of Q Interactive equals or exceeds $25,000 (the “Earn-out Target”). Such additional consideration, if earned, would be paid in either of the following ways, at the seller’s option, no earlier than the one-year anniversary of the closing date (the “Q Interactive Earn-out Shares”): (i) 1,200,000 shares of common stock (subject to adjustment for certain capital events) or (ii) that number of shares of common stock equal to $10,000, in the aggregate, as determined by the volume weighted average price of the common stock for the ten trading days immediately preceding Selling Source’s receipt of a statement prepared by the Company stating the Earn-out Target has been achieved. Based on management’s preliminary assessment in 2016, the Company concluded that it was extremely likely that Q Interactive would meet the Earn-out Target, and the estimated fair value of the Q Interactive Earn-out Shares is $10,000. As of December 31, 2016, after certain measurement period adjustments, including the finalization of the closing working capital adjustment, the net balance of contingent consideration payable in stock of $10,225 was recognized. During the three months ended March 31, 2017, it was concluded that the Earn-out Target had been met and the acquisition consideration payable in stock is expected to be settled in 2017, however, it is classified as a non-current liability in the condensed consolidated balance sheets because this liability will be settled with the Company’s common stock. We used the probability-weighted method to determine the fair value of the contingent consideration payable in stock as of March 31, 2017, and this fair value assessment represents Level 3 measurements.

The following table summarizes the preliminary purchase price allocation and the fair value of the net assets acquired and liabilities assumed (marked to market), and the resulting amount of goodwill in the Q Interactive Acquisition (the legal and accounting acquiree) at the Effective Date of the Q Interactive Acquisition.

(In thousands)
Assets acquired:
Accounts receivable	$4,673
Prepaid expenses and other current assets	213
Property and equipment	73
Intangible assets:
Customer relationships	4,900
Trade names	1,700
Acquired proprietary technology	2,150
Databases	4,800
Non-competition agreements	1,040
Total intangible assets	14,590
Total assets acquired	19,549
Liabilities assumed:
Trade accounts payable	2,297
Accrued expenses and other current liabilities	1,153
Deferred revenue	52
Total liabilities assumed	3,502
Goodwill	5,384
Total consideration	$21,431

The intangible assets acquired in the Q Interactive Acquisition are amortized on a straight-line basis over the estimated useful lives. The useful lives for customer relationships, trade names, acquired proprietary technology, databases and non-competition agreements are 10 years, 20 years, 5 years, 5 years and 2 years, respectively, and the weighted average useful life for these acquired intangible assets with definite useful lives is 8 years.

Goodwill from the Q Interactive Acquisition principally relates to intangible assets that do not qualify for separate recognition, including the assembled workforce and synergies. Goodwill is tax deductible for income tax purposes and was assigned to the Information Services and Performance Marketing reporting segments in the amount of $1,765 and $3,619, respectively.

The fair value of assets acquired and liabilities assumed from the Q Interactive Acquisition was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary area of the purchase price not yet finalized is related to contingent consideration, as described above. Measurement period adjustments will be applied to the period that the adjustment is identified in our consolidated financial statements.

Q Interactive Integration

On January 18, 2017, the Company’s management and Board of Directors approved a plan to merge and fully integrate Q Interactive’s business into Fluent, LLC (“Fluent”), a wholly-owned subsidiary of the Company (the “Q Interactive Integration”). As a result, Q Interactive became a wholly-owned subsidiary of Fluent. We expect little or no customer or revenue attrition associated with the Q Interactive Integration.

As a result of the cost synergies we will achieve through the Q Interactive Integration, we expect to realize annualized savings in our operating expenses of approximately $4,500 beginning in the second quarter of 2017. An aggregate of $668 in restructuring costs associated with the Q Interactive Integration was recognized in general and administrative expenses during the three months ended March 31, 2017, which was assigned to the Information Services and Performance Marketing segments in the amount of $200 and $468, respectively. Also, we wrote off the remaining balance of certain long-lived assets of $3,626, primarily relating to trade names and acquired proprietary technology acquired in the Q Interactive Acquisition, in the first quarter of 2017, and recognized it in the operating expenses as a write-off of long-lived assets.

4. Intangible assets, net

Intangible assets other than goodwill consist of the following:

(In thousands)	Amortization period	March 31, 2017	December 31, 2016
Gross amount:
Software developed for internal use	3-10 years	13,762	11,438
Acquired proprietary technology	5 years	11,382	13,532
Customer relationships	7-10 years	34,986	34,986
Trade names	20 years	16,357	18,057
Domain names	20 years	191	191
Databases	5-10 years	31,292	31,292
Non-competition agreements	2-5 years	1,768	1,768
		109,738	111,264
Accumulated amortization:
Software developed for internal use		(729)	(505)
Acquired proprietary technology		(2,986)	(2,660)
Customer relationships		(6,037)	(4,840)
Trade names		(1,073)	(916)
Domain names		(13)	(10)
Databases		(4,257)	(3,354)
Non-competition agreements		(614)	(448)
		(15,709)	(12,733)
Net intangible assets:
Software developed for internal use		13,033	10,933
Acquired proprietary technology		8,396	10,872
Customer relationships		28,949	30,146
Trade names		15,284	17,141
Domain names		178	181
Databases		27,035	27,938
Non-competition agreements		1,154	1,320
		$94,029	$98,531

The gross amount associated with software developed for internal use mainly represents capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, acquired databases, and non-competition agreements all represent the fair values of intangible assets acquired as a result of the acquisition of Fluent on December 8, 2015 (the “Fluent Acquisition”) and the Q Interactive Acquisition.

During the three months ended March 31, 2017, as a result of the Integration, the remaining balance of intangible assets of $3,560, relating to the acquired proprietary technology and trade names acquired in the Q Interactive Acquisition, was written off into the operating expenses as a write-off of long-lived assets. See Note 3, “Acquisition,” for details.

Amortization expenses of $3,266 and $2,526 were included in depreciation and amortization expenses for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, intangible assets of $6,347, included in the gross amounts of software developed for internal use, have not started amortization. These intangible assets will start to amortize when they are put into use.

As of March 31, 2017, estimated amortization expenses related to the Company’s intangible assets for the remainder of 2017 through 2022 and thereafter are as follows:

(In thousands)
Year	March 31, 2017
Remainder of 2017	$10,173
2018	13,725
2019	13,447
2020	12,810
2021	9,856
2022 and thereafter	34,018
Total	$94,029

5. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of March 31, 2017 and December 31, 2016, the balance of goodwill includes $5,227 as a result of the acquisition of Interactive Data, LLC (“Interactive Data”) effective on October 2, 2014, $155,645 as a result of the Fluent Acquisition effective on December 8, 2015, and $5,384 as a result of the Q Interactive Acquisition effective on June 8, 2016.

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

As of March 31, 2017, there are no events or changes in circumstances to indicate that goodwill is impaired.

6. Long-term debt, net

Long-term debt, net, including promissory notes payable to certain shareholders, net, as of March 31, 2017, consist of the following:

	12% term loan,	12% incremental term loan,	10% promissory notes,
(In thousands)	due 2020	due 2020	due 2021	Total
Principal amount	$42,234	$14,828	$10,000	$67,062
Less: unamortized debt issuance costs	3,694	918	366	4,978
Add: PIK interest accrued to the principal balance	553	13	337	903
Long-term debt, net	39,093	13,923	9,971	62,987
Less: Current portion of long-term debt	2,062	688	-	2,750
Long-term debt, net (non-current)	$37,031	$13,235	$9,971	$60,237

Long-term debt, net, including promissory notes payable to certain shareholders, net, as of December 31, 2016, consist of the following:

	12% term loan,	10% promissory notes,
(In thousands)	due 2020	due 2021	Total
Principal amount	$42,750	10,000	$52,750
Less: unamortized debt issuance costs	3,964	384	4,348
Add: PIK interest accrued to the principal balance	479	1,132	1,611
Long-term debt, net	39,265	10,748	50,013
Less: Current portion of long-term debt	4,135	-	4,135
Long-term debt, net (non-current)	$35,130	$10,748	$45,878

Term Loan

On December 8, 2015, Fluent entered into an agreement (“Credit Agreement”) with certain financial institutions, for a term loan in the amount of $45,000 (“Term Loan”), with Whitehorse Finance, Inc. acting as the agent (the “Term Loan Agent”). Fluent’s obligations in respect of the Term Loan are guaranteed by the Company and substantially all of the other direct and indirect subsidiaries of the Company. The obligations of Fluent and the obligations of the guarantors are secured by substantially all of such entities’ assets. The Credit Agreement has a term of five years.

Prior to the Amendment No. 3 to Credit Agreement entered into on January 19, 2017 (the “Amendment No. 3”), payments of principal in the amount of $563 each were due on the last day of each quarter, commencing March 31, 2016. Additionally, 50% of excess cash flow of Fluent and its subsidiaries for the immediately preceding fiscal year is required, in Term Loan Agent’s sole discretion, to be paid towards the Term Loan obligations, commencing with the fiscal year ending December 31, 2016. As a result of the excess cash flow for the year ended December 31, 2016, we reclassified a total amount of $1,885 into current portion of long-term debt in the condensed consolidated balance sheet as of December 31, 2016. Because the Term Loan Agent refused the prepayment, we reclassified the $1,885 back to non-current portion of long-term debt as of March 31, 2017. The Credit Agreement provides for certain other customary mandatory prepayments upon certain events, and also provides for certain prepayment premiums during the first 4 years of the Term Loan, provided that the prepayment premiums are not applicable to scheduled payments of principal, the required excess cash flow payments and certain other required prepayments.

Debt issuance costs, including the fair value of warrants issued to the Term Loan Agent and its affiliates in prior periods (“Whitehorse Warrants”), are amortized into interest expense over the term of the Term Loan using the interest method. The Whitehorse Warrants include warrants to purchase, in aggregate, 300,000 shares of common stock, with an exercise price of $5.08 per share. We estimate the fair value of such warrants on the date of grant using a Black-Scholes pricing model and recognized them as debt issuance costs and additional paid-in capital.

The Credit Agreement, as amended, contains customary representations and warranties, covenants (including certain financial covenants), and events of default, upon the occurrence of which the Term Loan Agent may accelerate the obligations under the Credit Agreement. Certain restrictive covenants impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and restricts our ability to make certain investments and other restricted payments, including certain intercompany payments of cash and other property. The financial covenants include the requirement that the Company and its subsidiaries attain certain quarterly minimum EBITDA thresholds, Fluent and its subsidiaries attain certain quarterly minimum EBITDA thresholds, Fluent and its subsidiaries meet certain leverage ratios on a quarterly basis, Fluent and its subsidiaries meet certain fixed charge coverage ratios on a quarterly basis, and Fluent and its subsidiaries maintain at all times cash and cash equivalent balances of at least $2.0 million (or such lesser amount agreed to by the Term Loan Agent), in the aggregate. As of March 31, 2017, the Company was in compliance with the financial covenant requirements.

Incremental Term Loan

On January 19, 2017, Fluent entered into the Amendment No. 3, amending Fluent's Term Loan facility dated December 8, 2015. The Amendment No. 3, among other things, provides for a new term loan in the principal amount of $15,000 ("Incremental Term Loan"), subject to the terms and conditions of the Amendment No. 3, and modifies certain other provisions set forth in the Credit Agreement, including certain financial covenants and related definitions. The entire Incremental Term Loan of $14,039, net of debt issuance costs of $961, was received on February 1, 2017.

The Incremental Term Loan and Fluent's existing Term Loan (collectively, the "Term Loans") are guaranteed by the Company and the other direct and indirect subsidiaries of the Company, and are secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent, in each case, on an equal and ratable basis. The Term Loans accrue interest at the rate of: (a) either, at Fluent's option, LIBOR (subject to a floor of 0.50%) plus 10.5% per annum, or base rate plus 9.5% per annum, payable in cash, plus (b) 1% per annum, payable, at Fluent's option, in either cash or in-kind. Payments of principal of the Term Loans are $688 per quarter, replacing the original $563 for the Term Loan, payable at the end of each calendar quarter, commencing on March 31, 2017. The Term Loans mature on December 8, 2020.

Promissory Notes

On December 8, 2015, the Company entered into and consummated the promissory notes financing (the “Promissory Notes”) with each of Frost Gamma Investment Trust (“Frost Gamma”), an affiliate of Phillip Frost, M.D., the Vice Chairman of the Company’s Board of Directors, Michael Brauser, the Executive Chairman of the Board of Directors, and another investor (the “Promissory Note Investors”), pursuant to which the Company issued Promissory Notes of $5.0 million to Frost Gamma, $4.0 million to Michael Brauser, and $1.0 million to another investor, for an aggregate financing in the amount of $10.0 million. The Promissory Note Investors received (i) a promissory note in the principal amount equal to the amount of their respective promissory notes, with a rate of interest of 10% per annum, which interest shall be capitalized monthly by adding to the outstanding principal amount of such Promissory Notes, and (ii) a grant of 100 shares of convertible Series B preferred stock (“Series B Preferred”) for each $1.0 million increment of their respective Promissory Notes, with a total of 1,000 shares of Series B Preferred granted (“Promissory Note Shares”), pursuant to fee letter agreements. Each share of Series B Preferred automatically converted into 50 shares of common stock in 2016.

Under the terms of the Promissory Notes, the Company is required to repay the principal amounts thereof, with all accrued interest thereon, on the date that is six months after the repayment of all amounts due under the Credit Agreement, except that the Company may repay the Promissory Notes earlier from the proceeds of a round of public equity financing. During the three months ended March 31, 2017, the Company repaid the accrued paid-in-kind (“PIK”) interest of $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively.

The fair value of Promissory Note Shares of $413 was calculated by multiplying the closing common stock market price of the Company on December 8, 2015 of $8.45, with the total shares granted, as converted, which was recognized as debt issuance costs, and the unamortized debt issuance costs as at March 31, 2017 and December 31, 2016 was $344 and $350, respectively.

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

Fair value

As mentioned above, the Company’s long-term debt outstanding as at March 31, 2017 represented 1) the Term Loans with interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, and 2) Promissory Notes pursuant to the agreements effective December 8, 2015, with a rate of interest of 10% per annum. Considering the Term Loans have a variable interest rate, and interest rates have been relatively stable, we regard the fair values of the long-term debt to approximate their carrying amount as of March 31, 2017. This fair value assessment represents Level 2 measurements.

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

The Company’s effective income tax rate differed from the statutory federal income tax rate of 34% for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, the effective income tax rate was 0% and the difference is mainly the result of the full valuation allowance applied against the Company’s deferred tax assets and state income taxes. For the three months ended March 31, 2016, the effective income tax rate was 34.2% and this difference is primarily due to state income taxes and nondeductible expenses.

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

The balance of unrecognized tax benefits as of March 31, 2017 and December 31, 2016 was $1,668. In our tax return filed for the year ended December 31, 2015, a loss of $4,375, resulting from the disposal of all assets and liabilities related to our Chinese and British Virgin Islands based subsidiaries (collectively, the “Advertising Business”) in 2015, was included. This uncertain tax position of $1,668 is reflected as a reduction in deferred tax assets. Based on management’s assessment, no tax benefit has been recognized for the loss mentioned above. This unrecognized tax benefit, if recognized, would favorably affect the Company’s annual effective tax rate before application of any valuation allowance. The Company has not accrued any interest or penalties as of March 31, 2017 with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

8. Common stock, treasury stock and warrants

Common stock

As of March 31, 2017 and December 31, 2016, the number of issued shares of common stock was 54,440,337 and 53,717,996, respectively, which included shares of treasury stock of 205,031 and 160,235, respectively.

The change in the number of issued shares of common stock during the three months ended March 31, 2017 was due to the issuance of an aggregate of 722,341 shares of common stock as a result of the vesting of restricted stock units (“RSUs”), of which, 44,796 shares of common stock were withheld to pay withholding taxes upon such vesting, which are reflected in treasury stock.

Treasury stock

As of March 31, 2017, the Company held 205,031 shares in treasury, with a cost of $699. This increase in treasury stock during the three months ended March 31, 2017 was due to shares that were withheld to pay withholding taxes upon the vesting of RSUs.

Warrants

As of March 31, 2017 and December 31, 2016, warrants to purchase an aggregate of 2,220,102 shares of common stock were outstanding, with exercise prices ranging from $3.75 to $10.00 per share.

9. Share-based payments

As of March 31, 2017, the Company maintains two share-based incentive plans: the 2008 Share Incentive Plan (the “2008 Plan”), which was carried forward as a result of the reverse acquisition between the Company and The Best One, Inc. (“TBO”) consummated on March 21, 2015, whereby TBO became a wholly-owned subsidiary of the Company (the “TBO Merger”), and the Cogint, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which was approved during the annual meeting of stockholders on June 2, 2015, which authorized the issuance of 2,500,000 shares of common stock. The 2015 Plan was amended on June 3, 2016 at the Company’s annual meeting of stockholders which approved an increase of the number of shares of common stock authorized for issuance under the 2015 Plan to 12,500,000. The primary purpose of the 2015 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of March 31, 2017, there were 180,568 and 5,632,992 shares of common stock reserved for issuance under the 2008 Plan and the 2015 Plan, respectively.

Outside of the 2008 Plan and 2015 Plan, Marlin Capital Investments, LLC (“Marlin Capital”), a company which our Executive Chairman Michael Brauser owns 50% and is one of two managers, held RSUs representing the right to receive 2,000,000 shares of the Company’s common stock. These RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company. For the three months ended March 31, 2017 and 2016, share-based compensation expenses of $311 and $311, associated with shares under the Marlin Capital agreement, were recognized, respectively.

Outside of the 2008 Plan and 2015 Plan, effective November 16, 2015, the Company entered into an employment agreement with Michael Brauser (the “Michael Brauser Employment Agreement”) relating to his service as Executive Chairman of the Board of Directors, pursuant to which, Michael Brauser will receive an annual base salary of $25 payable in accordance with the Company’s general payroll practices and RSUs representing the right to receive 5,000,000 shares of common stock. The issuance of shares of common stock underlying the RSUs was approved by the stockholders at the annual meeting in 2016. These RSUs vest ratably over a four year period; provided, however, that no portion of the RSUs shall vest unless and until the Company has gross revenue in excess of $100.0 million and positive EBITDA in any one fiscal year during the vesting period (the “Vesting Conditions”). In addition, such RSUs vest in full upon a Company change in control, termination of Michael Brauser without cause, termination by Michael Brauser for good reason, or Michael Brauser’s death or disability. The Company determined that the Vesting Conditions were met, effective March 14, 2017, and as a result, 1,250,000 shares were vested, but Michael Brauser has elected to defer delivery of any vested RSUs until his separation from service from the Company or death or disability.

Outside of the 2008 Plan and 2015 Plan, on December 8, 2015, at the time of Dr. Phillip Frost’s joining the Board of Directors of the Company as Executive Vice Chairman, Frost Gamma received a grant of 3,000,000 RSUs, and the issuance of shares of common stock underlying such RSUs was approved by the stockholders at the annual meeting in 2016. These grants were fully vested on December 8, 2015, but Frost Gamma has elected to defer delivery of any vested RSUs until Dr. Phillip Frost’s separation from service from the Company or death or disability.

Share options

Details of share options activity during the three months ended March 31, 2017 were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2016	352,000	$10.25	4.4 years	$-
Outstanding as of March 31, 2017	352,000	$10.25	4.1 years	$-
Options vested and expected to vest as of March 31, 2017	352,000	$10.25	4.1 years	$-
Options exercisable as of March 31, 2017	283,250	$10.56	3.0 years	$-

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on March 31, 2017 of $4.65 and the exercise price, multiplied by the number of in-the-money stock options as of the same date.

The unvested balance of options is shown below for the three months ended March 31, 2017:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term
Unvested as of December 31, 2016	68,750	$8.91	8.9 years
Unvested as of March 31, 2017	68,750	$8.91	8.7 years

Compensation expenses recognized from employee stock options for the three months ended March 31, 2017 and 2016 of $110 and $16, respectively, were recognized in general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2017, unrecognized share-based compensation cost relating to granted share options amounted to $336, which are expected to be recognized over a weighted average period of 2.7 years.

Restricted stock units

Details of unvested RSUs activity during the three months ended March 31, 2017 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2016	12,407,029	$8.40
Vested and delivered	(677,545)	$7.93
Withheld as treasury stock (1)	(44,796)	$12.08
Vested not delivered (2)	(2,238,254)	$9.71
Forfeited	(77,250)	$5.39
Unvested as of March 31, 2017	9,369,184	$8.13

(1)	As discussed in Note 8, the increase in treasury stock was due to shares withheld to pay statutory withholding taxes upon the vesting of RSUs during the three months ended March 31, 2017.
(2)	Vested not delivered represent the vested RSUs with deferred delivery at a future time. As of March 31, 2017, the cumulative shares of RSUs included in “vested not delivered” above were 6,345,921.

The Company recognized compensation expenses (included in sales and marketing expenses, and general and administrative expenses in the condensed consolidated statements of operations, and intangible assets in the condensed consolidated balance sheets) for these RSUs of $7,448 and $7,511 for the three months ended March 31, 2017 and 2016, respectively. The fair value of the RSUs was estimated using the market value of the Company’s common stock on the date of grant, which was equivalent to the closing price of the common stock on the grant date.

As of March 31, 2017, unrecognized share-based compensation expenses associated with the granted RSUs amounted to $65,920, which are expected to be recognized over a weighted average period of 2.3 years.

Shares issued to third-party vendors

The Company issues shares to certain third-party vendors from time to time in lieu of cash for services rendered. Stock compensation expenses for shares issued to third-party vendors of $0 and $129 for the three months ended March 31, 2017 and 2016, respectively, were recognized in general and administrative expenses.

The share-based compensation expenses for the Company’s share options, RSUs and common stock were allocated to the following accounts in the condensed consolidated financial statements for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016
Sales and marketing expenses	$698	$546
General and administrative expenses	6,614	6,832
	7,312	7,378
Capitalized in intangible assets	246	278
Total	$7,558	$7,656

10. Segment information

The Company currently manages its operations in two reportable segments, Information Services and Performance Marketing. The segments reflect the way the Company evaluates its business performance and manages its operations.

Information regarding our Information Services and Performance Marketing segments is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Revenue:
Information Services	$16,418	$11,051
Performance Marketing	34,348	28,373
	$50,766	$39,424
Loss (income) from operations:
Information Services	$(5,004)	$(5,151)
Performance Marketing	(1,332)	2,315
	(6,336)	(2,836)
Corporate (1)	(4,162)	(5,336)
	$(10,498)	$(8,172)
Depreciation and amortization:
Information Services	$1,328	$1,151
Performance Marketing	2,093	1,458
	$3,421	$2,609
Write-off of long-lived assets
Information Services	$1,189	$-
Performance Marketing	2,437	-
	$3,626	$-
Share-based payments:
Information Services	$2,940	$2,983
Performance Marketing	1,013	766
	3,953	3,749
Corporate (1)	3,359	3,629
	$7,312	$7,378
Capital expenditure:
Information Services	$2,051	$2,995
Performance Marketing	289	219
	$2,340	$3,214

(In thousands)	March 31, 2017	December 31, 2016
Assets:
Information Services	$92,770	$91,405
Performance Marketing	202,936	197,937
	295,706	289,342
Corporate (2)	20,867	22,569
	$316,573	$311,911
Intangible assets, net:
Information Services	$52,107	$52,424
Performance Marketing	41,922	46,107
	$94,029	$98,531
Goodwill:
Information Services	$44,178	$44,178
Performance Marketing	122,078	122,078
	$166,256	$166,256
(1)

Corporate primarily represents corporate administrative costs that are not allocated to individual segments. The segment information for the three months ended March 31, 2016 was reclassified to conform to the current period presentation.

(2)

Assets of corporate primarily represents corporate’s assets that are not allocated to individual segments. The segment information as of December 31, 2016 was reclassified to conform to the current period presentation.

A reconciliation of loss from operations from segments to loss from continuing operations before income taxes for the periods presented is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Loss from operations from segments	$(6,336)	$(2,836)
Corporate (1)	(4,162)	(5,336)
Total other expense (2)	(2,227)	(2,122)
Loss before income taxes	$(12,725)	$(10,294)
(1)	Corporate primarily represents corporate administrative costs that are not allocated to individual segments.
(2)	Other expense, primarily represents non-operating income and expense, including interest expense, net, and other expenses, net, which the Company does not allocate into segments.

Revenue by geography is based on the location of the customers. The following table sets forth revenue by geographic areas:

	Three Months Ended March 31,
(In thousands)	2017	2016
Revenue:
United States	$46,694	$35,405
Outside of the United States (1)	4,072	4,019
	$50,766	$39,424

(1)	No individual country, other than disclosed above, exceeded 10% of total consolidated revenue for any period presented.

11. Related party transactions

For the three months ended March 31, 2017 and 2016, material related party transactions were as follows:

Financing

On December 8, 2015, the Company entered into and consummated Promissory Notes with certain investors, for an aggregate financing of $10.0 million, pursuant to which the Company received $5.0 million from Frost Gamma, $4.0 million from Michael Brauser, and $1.0 million from another investor. As of March 31, 2017, the principal, plus accrued PIK interest, of such Promissory

Notes, owing to Frost Gamma, Michael Brauser and such other investor, were $5,169, $4,135, and $1,034, respectively. During the three months ended March 31, 2017, the Company repaid $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively. See Note 6, “Long-term debt, net,” for details.

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

Earn-out Shares

On March 11, 2016, the Company issued 900,108 common earn-out shares to Frost Gamma, and 1,800,220 Series A earn-out shares to certain investors (which were subsequently converted to 1,800,220 shares of common stock), including 567,069 shares to Grander Holdings, Inc. 401K, an entity owned by Michael Brauser, the Executive Chairman of the Board of Directors, upon a determination by the Board of Directors that certain financial targets had been achieved as set forth in the merger agreement of the TBO Merger effective on March 21, 2015.

Business Consulting Agreement

Marlin Capital holds RSUs representing the right to receive 2,000,000 shares of the Company’s common stock. These RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company. For the three months ended March 31, 2017 and 2016, share-based compensation expenses of $311 and $311, associated with shares under the Marlin Capital agreement, were recognized, respectively. See Note 9, “Share-based payments,” for details.

Others

Effective on August 1, 2015, the Company entered into a consulting agreement with DAB Management Group Inc. (“DAB”) for DAB to provide consulting services related to business development, future acquisitions and strategic transactions for a term of six months, and shall automatically renew for additional six-month periods, unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term (the “DAB Agreement”). DAB is owned by Daniel Brauser, a director of the Company at the time the DAB Agreement was entered into and the son of Michael Brauser, Executive Chairman of the Company. Under the DAB Agreement, the consulting service fee is $20 per month. The Company recognized consulting service fee of $60 each for the three months ended March 31, 2017 and 2016.

In October 2015, the Company entered into a Non-Exclusive Aircraft Dry Lease Agreement with Brauser Aviation, LLC, an affiliated entity of our Executive Chairman, to pay a set hourly rate for Company-related usage of the aircraft. The Company recognized aircraft lease fee of $0 and $75 for the three months ended March 31, 2017 and 2016, respectively.

12. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $1,075 and $1,115 for the three months ended March 31, 2017 and 2016, respectively, under certain non-cancellable data licensing agreements. As of March 31, 2017, material capital commitments under non-cancellable data licensing agreements were $24,345, shown as follows:

(In thousands)
Year	March 31, 2017
Remainder of 2017	$3,188
2018	4,415
2019	5,210
2020	5,575
2021	4,655
2022 and thereafter	1,302
Total	$24,345

(b) Contingency

Other than as described below, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings, are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, we determined that there were no matters that required an accrual as of the balance sheet date, March 31, 2017. The Company estimates that adverse rulings in pending litigation matters could result in a possible loss of between $3,000 and $6,000.

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, among other parties, in the U.S. Bankruptcy Court, Southern District of Florida (the “Bankruptcy Court”), regarding a dispute over ownership of certain intellectual property to which both TRADS and Company subsidiary TBO have asserted competing ownership claims. TBO asserted that it purchased this intellectual property from Ole Poulsen (“Poulsen”), the Company’s Chief Science Officer (“Purchased IP”). TRADS has since dropped Interactive Data as a party, and added TBO and Ole Poulsen. On June 10, 2015, over TRADS’ objections, the Bankruptcy Court granted TBO’s motion to expand the scope of discovery to include, among other things, whether TRADS is a good faith purchaser of any of the Purchased IP, free of any fraud or misconduct by or on behalf of TRADS, and whether there was a fraud on the Bankruptcy Court by TRADS. On February 22, 2016, TBO and Mr. Poulsen filed a motion for summary judgment seeking judgment in their favor on all claims based upon, among other things, TRADS having committed a fraud on the Bankruptcy Court. On April 20, 2016, the Bankruptcy Court denied the motion for summary judgment. Trial took place on May 16 and 17, 2016 and June 15, 22-24 and 27, 2016. The parties submitted post-trial memoranda to the Bankruptcy Court on July 12, 2016.

On August 18, 2016, the Bankruptcy Court entered a trial order (“Trial Order”) and final judgment (the “Final Judgment”) in favor of TRADS finding the Purchased IP is owned by TRADS, and ordering the Company, TBO and Poulsen to turn over all copies of the Purchased IP in their possession. The Bankruptcy Court also ordered the Company and TBO to pay TRADS’ attorneys’ fees and costs, in an amount to be determined at a later time by the Bankruptcy Court.

On October 7, 2016, TRADS filed a motion seeking its attorneys’ fees and costs. A preliminary hearing was initially set on this motion for October 18, 2016, and then continued until November 15, 2016. On November 15, 2016, the Bankruptcy Court again continued the motion to December 20, 2016 and again continued to February 15, 2017, and again continued to April 4, 2017. On April 4, 2017, the Bankruptcy Court held a pretrial hearing on TRADS’ motion for attorneys’ fees and costs, and on April 11, 2017, entered a Pretrial Scheduling Order setting the trial on the attorneys’ fees and costs on August 14-16, 2017. On April 19, 2017, TBO filed a motion for partial summary judgment on various threshold legal issues relating to TRADS’ request for attorneys’ fees and costs. On April 26, 2017, TRADS filed its response to the motion for partial summary judgment. TBO filed its reply on the motion on May 3, 2017.

The Company, TBO and Poulsen have appealed the Bankruptcy Court’s ruling to the United States District Court, Southern District of Florida (the “District Court”), and on October 11, 2016, filed a motion for stay of the Final Judgment pending appeal in the District Court. By stipulation of the parties, TRADS agreed not to enforce the turnover of the Purchased IP until at least October 27, 2016, while the stay motion was briefed. On October 25, 2016, the Company, TBO and Poulsen filed an emergency motion for an interim stay of the Final Judgment until the stay motion filed October 11, 2016 could be resolved. The District Court granted the interim stay and on November 8, 2016 held a hearing on whether to keep the stay in effect while the appeal is pending. On December 14, 2016, the District Court denied TBO and Poulsen’s motion for stay of the Final Judgment pending appeal, however, the judge stayed the effectiveness of that order for seven days to allow TBO to appeal the stay ruling to the Eleventh Circuit Court of Appeals. The order further provided that the effectiveness of the order would be further delayed until the Eleventh Circuit Court of Appeals ruled on a request for stay. In December 2016, the Company, TBO and Poulsen filed notices of appeal to the Eleventh Circuit Court of Appeals seeking review of the District Court’s orders denying their motions for stay pending appeal. TRADS moved to dismiss the appeal of the stay ruling to the Eleventh Circuit Court of Appeals for lack of jurisdiction. On February 28, 2017, the Eleventh Circuit Court of Appeals ruled that while it did not have jurisdiction over the appeals, before the District Court finally adjudicated the appeals, it had inherent power to consider the stay motions. The Eleventh Circuit Court of Appeals denied the stay motions but ruled that the Company “has established that it has strong likelihood of succeeding in its argument that the judgment incorrectly identifies it as The Best One, Inc.’s legal successor entity…” TBO and Poulsen have complied with the orders, with Poulsen turning over the Purchased

IP to TRADS. The Eleventh Circuit Court of Appeals returned the case to the District Court until completion of the appeal before that court.

As a result of the Trial Order and Final Judgment, during 2016, the Company wrote off $4,055 of intangible assets for both the Purchased IP and capitalized legal costs incurred and paid in defending the claims. An adverse ruling on the award of attorneys’ fees and costs could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date hereof, this case is ongoing.

On October 23, 2014, TRADS filed a Complaint and Motion for Temporary Injunction, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida (the “Circuit Court”), against James Reilly, then President and Chief Operating Officer of the Company, seeking relief for alleged violation of a noncompetition agreement. On February 5, 2015, after the presentation of TRADS’ case, the Circuit Court denied TRADS’ motion for a temporary injunction to prohibit Mr. Reilly from continuing employment with TBO. TRADS appealed that order, and on December 2, 2015, the Fourth District Court of Appeal reversed the order denying the temporary injunction and remanded for Mr. Reilly to present his case opposing the preliminary injunction. The evidentiary hearing on TRADS’ motion took place on May 4 and 5, 2016. On July 1, 2016, a temporary injunction was entered against Mr. Reilly. On July 15, 2016, Mr. Reilly filed a notice of appeal, appealing the trial court’s injunction order to the Fourth District Court of Appeal. On October 3, 2016, Mr. Reilly filed an answer, affirmative defenses, and counterclaim asserting claims against TRADS for fraudulent and negligent misrepresentation. TRADS responded to the counterclaim on November 16, 2016 by filing a motion to dismiss. On October 5, 2016, the Fourth District Court of Appeal affirmed the trial court’s injunction order. On February 17, 2017, the Circuit Court heard TRADS’ motion to dismiss, granted the motion without prejudice, and gave leave to Mr. Reilly to amend his answer, affirmative defenses, and counterclaim alleging TRADS’ fraudulent and negligent misrepresentation. On February 28, 2017, Mr. Reilly filed a motion to amend the temporary injunction. That motion was heard by the Circuit Court on March 9, 2017. On March 23, 2017, the Circuit Court entered an order granting the motion to modify, and reduced the duration of the temporary injunction from two years to one year. The temporary injunction will now expire at midnight on June 30, 2017. Mr. Reilly filed his amended answer, affirmative defenses and counterclaim on March 6, 2017. TRADS responded to the amended counterclaim by filing a motion to dismiss on March 21, 2017. That motion has not yet been set for hearing. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On July 28, 2015, TRADS filed a Complaint and Motion for Preliminary Injunction in the District Court against Surya Challa, former Vice President of Technology of TBO, seeking relief for an alleged violation of a noncompetition agreement. The hearing on TRADS’ Motion for Preliminary Injunction was held on February 19, 2016. On March 23, 2016, the District Court denied TRADS’ motion for preliminary injunction. On April 22, 2016, TRADS filed a notice of appeal seeking review of the trial court’s order denying the motion for preliminary injunction. On September 23, 2016, the District Court judge entered an order staying the case pending appeal. On December 16, 2016, Mr. Challa filed a motion to dismiss the appeal as moot because he is no longer employed by the Company. On January 12, 2017, the Eleventh Circuit Court of Appeals issued an opinion affirming the district court’s order denying TRADS’ motion for preliminary injunction. The Eleventh Circuit Court of Appeals also denied Mr. Challa’s motion to dismiss the appeal as moot. On March 31, 2017, the parties attended a court-ordered settlement conference during which a settlement was reached between the parties. The case was dismissed with prejudice on April 5, 2017.

On August 10, 2016, the Company filed a lawsuit against TransUnion and related parties, in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida, alleging tortious interference with its prospective business relationship with Datamyx, LLC (“Datamyx”). The complaint was amended on October 18, 2016. The Company alleges that it was in negotiations to acquire Datamyx, and a definitive transaction was imminent, when TransUnion interfered with the proposed Datamyx acquisition solely as an act of malice in order to damage the Company. As a result of the interference, Datamyx abruptly terminated negotiations with the Company and was ultimately acquired by another suitor. The Company is seeking damages, including lost profits. As of the date hereof, this case is ongoing.

On March 16, 2017, Cogint, Inc. (“Cogint”) was served with a complaint filed by TRADS in the District Court alleging trademark infringement and unfair competition relating to reference to TRADS’ product in marketing materials. Cogint filed a motion to dismiss the complaint on April 6, 2017. On April 20, 2017, TRADS filed an amended complaint adding Interactive Data as a party. The amended complaint alleges trademark infringement and unfair competition against both Cogint and Interactive Data, and also alleges claims of vicarious liability for trademark infringement and unfair competition against Cogint. On May 4, 2017, Cogint and Interactive Data responded to the amended complaint by filing an answer and affirmative defenses. We believe that this case is meritless and will defend it vigorously. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date hereof, this case is ongoing.

On March 16, 2017, Cogint, Cogint’s subsidiary IDI Holdings, LLC (“IDI Holdings”), Michael Brauser, and Derek Dubner were served with a complaint filed by TRADS in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The complaint alleges a claim for tortious interference against Cogint and IDI Holdings, a claim for civil conspiracy against Mr. Brauser and Mr. Dubner, and a claim for breach of fiduciary duty against Mr. Dubner, relating to, among other things, the hiring of Messrs.

Reilly and Challa, and the Company’s Chief Financial Officer, Mr. MacLachlan. The defendants responded to the complaint on April 27, 2017 by filing a motion to dismiss. We believe that this case is meritless and will defend it vigorously. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date hereof, this case is ongoing.

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

13. Subsequent events

On April 11, 2017, the Company’s Board of Directors approved the grant of 10,000 RSUs to a third-party consultant for services rendered, which became fully vested on April 18, 2017. Effective April 13, 2017, the Company’s Compensation Committee approved the grants of 1,907,000 RSUs to certain employees and directors, with vesting periods ranging from one to four years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 14, 2017 (“2016 Form 10-K”), and other filings we make with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Performance Marketing—Our Agile Audience Engine drives our Performance Marketing segment, which provides solutions to help brands, advertisers and marketers find the right customers in every major business-to-consumer (B2C) vertical, including internet and telecommunications, financial services, health and wellness, consumer packaged goods, career and education, and retail and entertainment. We deterministically target consumers across various marketing channels and devices, through the user- supplied acquisition of personally identifiable information on behalf of our clients, such as email addresses, other identifying information and responses to dynamically-populated survey questions. Additionally, 80% of our consumer interaction comes from mobile, a highly-differentiated characteristic compared to our competitors whose platforms are not mobile-first.

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

On January 18, 2017, the Company’s management and Board of Directors approved a plan to merge and fully integrate the business of Q Interactive, LLC (“Q Interactive”), a wholly-owned subsidiary acquired by the Company on June 8, 2016, into Fluent, LLC (“Fluent”), a wholly-owned subsidiary of the Company (the “Q Interactive Integration”). As a result, Q Interactive became a wholly-owned subsidiary of Fluent. We expect little or no customer or revenue attrition associated with the Q Interactive Integration.

As a result of the cost synergies we will achieve through the Q Interactive Integration, we expect to realize annualized savings in our operating expenses of approximately $4.5 million beginning in the second quarter of 2017. An aggregate of $0.7 million in restructuring costs associated with the Q Interactive Integration was recognized in general and administrative expenses during the three months ended March 31, 2017. Also, we wrote off the remaining balance of certain long-lived assets of $3.6 million, primarily relating to acquired proprietary technology and trade names acquired in the Q Interactive Acquisition, in the first quarter of 2017, and recognized it in the operating expenses as a write-off of long-lived assets.

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

For additional information, please refer to our 2016 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 14, 2017.

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in the Notes to Condensed Consolidated Financial Statements.

First Quarter Financial Highlights

For the three months ended March 31, 2017, as compared to the three months ended March 31, 2016:

•	Total revenue increased 29% over prior year to $50.8 million.
•	Information Service revenue increased 49% over prior year to $16.4 million.
•	Performance Marketing revenue increased 21% over prior year to $34.4 million.
•	Gross profit margin increased 300 basis points over prior year to 31%.
•	Net loss was $12.7 million (inclusive of a one-time write-off of long-lived assets of $3.6 million and tax benefit of $0 million) compared to $6.8 million (inclusive of tax benefit of $3.5 million).
•	Adjusted EBITDA increased 111% over prior year to $5.0 million.

Recent Business Highlights

Within our Information Services segment:

•

Continued strong client demand for our data solutions across all market verticals, leveraging our platforms with a focus on machine learning, to provide intelligence essential to client decision-making and improved ROI.

•	Healthcare revenue increased 85% over prior year to $2.7 million.
•	Financial Services revenue increased 40% over prior year to $2.6 million.
•	Media & Entertainment revenue increased 98% over prior year to $1.8 million.

Within our Performance Marketing segment:

•	Strategic growth verticals continue to show increasing demand and strong profitability, with continued focus on activation of our unique, first-party database across new channels.
•	Mobile App revenue increased 517% over prior year to $7.5 million.
•	Career & Education revenue increased 74% over prior year to $2.5 million.
•	Market Research revenue increased 319% over prior year to $1.4 million.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, adding back interest expense, income tax benefit, depreciation and amortization, share-based payments, write-off of long-lived assets, and other adjustments, as noted in the tables below.

	Three Months Ended March 31,
(In thousands)	2017	2016
Net loss	$(12,725)	$(6,772)
Interest expense, net	2,227	1,825
Income tax benefit	-	(3,522)
Depreciation and amortization	3,421	2,609
Share-based payments	7,312	7,378
Write-off of long-lived assets	3,626	-
Non-recurring legal and litigation costs	505	575
Restructuring costs	668	-
Non-cash loss on exchange of warrants	-	297
Adjusted EBITDA	$5,034	$2,390

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

Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and is an indicator of the operational strength of our business. Adjusted EBITDA eliminates the uneven effect across all reportable segments of considerable amounts of non-cash depreciation and amortization, share-based payments and write-off of long-lived assets.

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

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue. Total revenue increased $11.3 million or 29% to $50.8 million for the three months ended March 31, 2017, from $39.4 million for the three months ended March 31, 2016. This increase was driven by strong growth across both our segments and the Q Interactive Acquisition. Information Services revenue increased 49% and Performance Marketing revenue increased 21%. Revenue generated from our Information Services segment and Performance Marketing segment were $16.4 million and $34.4 million, respectively, for the three months ended March 31, 2017, as compared to $11.0 million and $28.4 million, respectively, for the three months ended March 31, 2016.

Gross profit. Gross profit margin was 31% and 28% for the three months ended March 31, 2017 and 2016, respectively. The increase in gross profit margin was attributed to scaling of our Information Services segment, producing higher gross margin relative to the consolidated business.  Performance Marketing segment gross profit margin remained consistent.

Historically, the relative mix of revenue derived from our Information Services and Performance Marketing segments produces a consolidated average gross margin between 26% and 32%. Historically, at scale, the Information Services segment will trend with average gross margins between 70% and 85%. As a result, we expect our combined gross margin to increase over the next twelve months as our Information Services revenue continues to scale.

As a result of the increase in revenue and gross profit margin, gross profit increased $4.6 million or 42% to $15.6 million for the three months ended March 31, 2017, from $10.9 million for the three months ended March 31, 2016.

Sales and marketing expenses. Sales and marketing expenses increased $1.4 million or 44% to $4.5 million for the three months ended March 31, 2017, from $3.1 million for the three months ended March 31, 2016. The increase was mainly the result of increased headcount as we continue to invest in the expansion of our sales organization and increased fulfillment costs.  Sales and marketing expenses consist of advertising and marketing, salaries and benefits, traveling expenses incurred by our sales team, share-based compensation expenses, and fulfillment costs.  Included in sales and marketing expenses was non-cash share-based compensation expenses of $0.7 million for the three months ended March 31, 2017, as compared to $0.5 million for the three months ended March 31, 2016.

General and administrative expenses. General and administrative expenses increased $1.1 million or 9% to $14.5 million for the three months ended March 31, 2017, from $13.4 million for the three months ended March 31, 2016. The increase was mainly the result of increased headcount, restructuring costs related to the Q Interactive Integration, partially offset by lower professional fees.   The amounts consisted mainly of non-cash share-based payments of $6.6 million and $6.8 million, professional fees of $1.1 million and $2.2 million, restructuring costs of $0.7 million and $0 million, and employee salaries and benefits of $4.1 million and $2.6 million, for the three months ended March 31, 2017 and 2016, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.8 million or 31% to $3.4 million for the three months ended March 31, 2017, from $2.6 million for the three months ended March 31, 2016. The increase in depreciation and amortization in the first quarter of 2017 was mainly due to the amortization of intangible assets resulting from the Q Interactive Acquisition effective on June 8, 2016 and the launch of software developed for internal use after the first quarter of 2016.

Write-off of long-lived assets. As a result of the Q Interactive Integration, we wrote off $3.6 million for the three months ended March 31, 2017, primarily relating to the remaining balance of the acquired proprietary technology and trade names, acquired in the Q Interactive Acquisition, and recognized it in the operating expenses as a write-off of long-lived assets. There was no such item for the three months ended March 31, 2016.

Interest expense, net. Interest expense, net, represented the interest expense and amortization of debt issuance costs associated with the term loan in the amount of $45.0 million (“Term Loan”) pursuant to a credit agreement entered in December 2015 (“Credit Agreement”), and promissory notes payable to certain stockholders in the amount of $10 million (“Promissory Notes”) pursuant to agreements with certain stockholders in December 2015, and the incremental term loan in the amount of $15.0 million (“Incremental Term Loan”, together with Term Loan, collectively, “Term Loans”), pursuant to the amendment No. 3 to the Credit Agreement effective in January 2017 (the “Amendment No. 3”). Interest expense, net, increased $0.4 million or 22% to $2.2 million for the three months ended March 31, 2017, from $1.8 million for the three months ended March 31, 2016. The increase was mainly attributable to the addition of the Incremental Term Loan. The long-term debt balance, including the current portion of long-term debt and net of unamortized debt issuance costs, was $63.0 million as of March 31, 2017.

Loss before income taxes. We had a loss before income taxes of $12.7 million and $10.3 million, including non-cash share-based payments of $7.3 million and $7.4 million, depreciation and amortization of $3.4 million and $2.6 million, and write-off of long-lived assets of $3.6 million and $0 million, for the three months ended March 31, 2017 and 2016, respectively. The increase in loss before income tax was primarily due to the one-time write-off of long-lived assets of $3.6 million resulting from the Q Interactive Integration in the first quarter of 2017.

Income taxes. Income tax benefit of $0 million and $3.5 million was recognized for the three months ended March 31, 2017 and 2016, respectively. A full valuation allowance on the deferred tax assets was recognized for the three months ended March 31, 2017, and a full valuation allowance is expected for the remainder of 2017. See Note 7, “Income Taxes,” for details.

Net loss. A net loss of $12.7 million and $6.8 million was recognized for the three months ended March 31, 2017 and 2016, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the three months ended March 31, 2017 and 2016, net cash provided by operating activities was $2.2 million and $0.5 million, respectively, which was mainly the result of the operating income of $2.3 million and $0.5 million, after the adjustments of non-cash items of $15.1 million and $7.2 million, for the corresponding periods, respectively.

Cash flows used in investing activities. Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $2.3 million and $3.2 million, respectively, which was mainly due to capitalized costs included in intangible assets of $2.1 million and $3.0 million, for the corresponding periods, respectively.

Cash flows provided by (used in) financing activities. Net cash provided by financing activities for the three months ended March 31, 2017 was $12.1 million, which was mainly the result of net proceeds from the Incremental Term Loan of $14.0 million in February 2017, partially offset by repayments of long-term debt of $1.8 million. Net cash used in financing activities for the three months ended March 31, 2016 of $0.6 million was mainly due to repayments of long-term debt.

As of March 31, 2017, the Company had material commitments under non-cancellable data licensing agreements of $24.3 million. For the three months ended March 31, 2017, the Company funded its operations using available cash and proceeds from the long-term debt.

The Company reported net loss of $12.7 million for the three months ended March 31, 2017, as compared to $6.8 million for the three months ended March 31, 2016. As of March 31, 2017, the Company had an accumulated deficit of $127.0 million.

As of March 31, 2017, the Company had cash and cash equivalents of approximately $22.0 million, of which, $9.4 million was held by Fluent, an increase of $11.9 million from $10.1 million as of December 31, 2016. A portion of this cash held by Fluent may be used by Fluent only for general operating purposes. Based on projections of growth in revenue and operating results in the coming year, and the $15.0 million Incremental Term Loan entered into in January 2017, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months. Subject to revenue growth, the Company may have to continue to raise capital through the issuance of additional equity and/or debt, which, if the Company is able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company. If the Company’s operations do not generate positive cash flow in the upcoming year, or if it is not able to meet the debt covenants specified in the Credit Agreement, as amended, or if it is not able to obtain additional equity or debt financing on terms and conditions acceptable to it, if at all, it may be unable to implement its business plan, or even continue its operations.

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

As of March 31, 2017, we had financed approximately $70.0 million, for the cash portion of the purchase price of the Fluent Acquisition and other general operating purposes, with the proceeds from the Term Loans and Promissory Notes described herein. The Term Loans have an outstanding principal balance, plus paid-in-kind (“PIK”) interest, of $57.6 million, and the Promissory Notes have an outstanding principal balance, plus PIK interest, of $10.3 million. All obligations under the Term Loans mature on December 8, 2020 and our Promissory Notes are due six months after payment in full of our Term Loans. The Credit Agreement governing the Term Loans contains restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and restricts our ability to make certain investments and other restricted payments, including certain intercompany payments of cash and other property. The restrictive covenants in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks. Furthermore, we still may need to incur additional debt to meet future financing needs.

The Term Loans are guaranteed by the Company and the other direct and indirect subsidiaries of the Company, and are secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent, in each case, on an equal and ratable basis. The Term Loans accrue interest at the rate of: (a) either, at Fluent's option, LIBOR (subject to a floor of 0.50%) plus 10.5% per annum, or base rate plus 9.5% per annum, payable in cash, plus (b) 1% per annum, payable, at Fluent's option, in either cash or in-kind. Principal amortization of the Term Loans will be $0.7 million per quarter, payable at the end of each calendar quarter, commencing on March 31, 2017. The Term Loans mature on December 8, 2020.

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain mandatory prepayment provisions, including annual prepayments of the Term Loans with a portion of our excess cash flow. As long as the Term Loans remain outstanding, the restrictive covenants and mandatory prepayment provisions could impair our ability to expand or pursue our business strategies or obtain additional funding. At March 31, 2017, the Company was in compliance with the covenants under the Credit Agreement, as amended.

Contractual Obligations

As of March 31, 2017, the Company has the following future contractual obligations:

(In thousands)	Remainder of 2017	2018	2019	2020	2021	2022 and thereafter	Total
Lease agreements	$657	$431	$415	$427	$440	$1,163	$3,533
Data license agreements	3,188	4,415	5,210	5,575	4,655	1,302	24,345
Debt	7,657	9,723	9,262	55,336	15,882	-	97,860
Contingent consideration payable in stock	10,225	-	-	-	-	-	10,225
Employment agreements	2,050	442	137	22	-	-	2,651
Total	$23,777	$15,011	$15,024	$61,360	$20,977	$2,465	$138,614

The lease agreements represent future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year. The data license agreements of $24.3 million represent material data purchase commitment under non-cancellable data licensing agreements. Debt of $97.9 million represents the payment of principal and interest of the Term Loans and Promissory Notes. Contingent consideration payable in stock represents the fair value of earn-out shares associated with the Q Interactive Acquisition, payable in 2017. Employment agreements represent related agreements reached with certain executives, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, etc., which provide for compensation and certain other benefits and for severance payments under certain circumstances. The total future contractual obligations as of March 31, 2017 increased by $25.1 million from December 31, 2016, which was primarily due to the increase in data license agreements of $7.6 million and debt of $18.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk for the effect of interest rate changes. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market mutual funds. As of March 31, 2017, we had cash and cash equivalents of $22.0 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the fact that we can redeem such investment freely. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2017, we have the principal amount of long-term debt, plus PIK interest, in aggregate of $68.0 million, including current portion of long-term debts. Our Term Loans accrues interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, payable in cash, plus an additional 1.0% per annum payable, at Fluent’s election, in-kind or in cash. Interest under the Term Loans is payable monthly, including monthly compounding of PIK interest. Our Promissory Notes have a rate of interest of 10% per annum, which interest is capitalized monthly by adding to the outstanding principal amount of such Promissory Notes. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 10% increase in interest rates relative to our current interest rates would not have a material impact on the fair value of all of our outstanding long-term debts, net. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of the Term Loans. A hypothetical 10% increase or decrease in overall interest rates as of March 31, 2017 would result in an impact to interest expense for the next twelve months by $0.7 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as described below, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings, are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, we determined that there were no matters that required an accrual as of the balance sheet date, March 31, 2017. The Company estimates that adverse rulings in pending litigation matters could result in a possible loss of between $3.0 million and $6.0 million.

On October 27, 2014, TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) filed a Complaint for Declaratory Judgment against Interactive Data, LLC (“Interactive Data”), among other parties, in the U.S. Bankruptcy Court, Southern District of Florida (the “Bankruptcy Court”), regarding a dispute over ownership of certain intellectual property to which both TRADS and Company subsidiary TBO have asserted competing ownership claims. TBO asserted that it purchased this intellectual property from Ole Poulsen (“Poulsen”), the Company’s Chief Science Officer (“Purchased IP”). TRADS has since dropped Interactive Data as a party, and added TBO and Ole Poulsen. On June 10, 2015, over TRADS’ objections, the Bankruptcy Court granted TBO’s motion to expand the scope of discovery to include, among other things, whether TRADS is a good faith purchaser of any of the Purchased IP, free of any fraud or misconduct by or on behalf of TRADS, and whether there was a fraud on the Bankruptcy Court by TRADS. On February 22, 2016, TBO and Mr. Poulsen filed a motion for summary judgment seeking judgment in their favor on all claims based upon, among other things, TRADS having committed a fraud on the Bankruptcy Court. On April 20, 2016, the Bankruptcy Court denied the motion for summary judgment. Trial took place on May 16 and 17, 2016 and June 15, 22-24 and 27, 2016. The parties submitted post-trial memoranda to the Bankruptcy Court on July 12, 2016.

On August 18, 2016, the Bankruptcy Court entered a trial order (“Trial Order”) and final judgment (the “Final Judgment”) in favor of TRADS finding the Purchased IP is owned by TRADS, and ordering the Company, TBO and Poulsen to turn over all copies of the Purchased IP in their possession. The Bankruptcy Court also ordered the Company and TBO to pay TRADS’ attorneys’ fees and costs, in an amount to be determined at a later time by the Bankruptcy Court.

On October 7, 2016, TRADS filed a motion seeking its attorneys’ fees and costs. A preliminary hearing was initially set on this motion for October 18, 2016, and then continued until November 15, 2016. On November 15, 2016, the Bankruptcy Court again continued the motion to December 20, 2016 and again continued to February 15, 2017, and again continued to April 4, 2017. On April 4, 2017, the Bankruptcy Court held a pretrial hearing on TRADS’ motion for attorneys’ fees and costs, and on April 11, 2017, entered a Pretrial Scheduling Order setting the trial on the attorneys’ fees and costs on August 14-16, 2017. On April 19, 2017, TBO filed a motion for partial summary judgment on various threshold legal issues relating to TRADS’ request for attorneys’ fees and costs. On April 26, 2017, TRADS filed its response to the motion for partial summary judgment. TBO filed its reply on the motion on May 3, 2017.

The Company, TBO and Poulsen have appealed the Bankruptcy Court’s ruling to the United States District Court, Southern District of Florida (the “District Court”), and on October 11, 2016, filed a motion for stay of the Final Judgment pending appeal in the District Court. By stipulation of the parties, TRADS agreed not to enforce the turnover of the Purchased IP until at least October 27, 2016, while the stay motion was briefed. On October 25, 2016, the Company, TBO and Poulsen filed an emergency motion for an interim stay of the Final Judgment until the stay motion filed October 11, 2016 could be resolved. The District Court granted the interim stay and on November 8, 2016 held a hearing on whether to keep the stay in effect while the appeal is pending. On December 14, 2016, the District Court denied TBO and Poulsen’s motion for stay of the Final Judgment pending appeal, however, the judge stayed the effectiveness of that order for seven days to allow TBO to appeal the stay ruling to the Eleventh Circuit Court of Appeals. The order further provided that the effectiveness of the order would be further delayed until the Eleventh Circuit Court of Appeals ruled on a request for stay. In December 2016, the Company, TBO and Poulsen filed notices of appeal to the Eleventh Circuit Court of Appeals seeking review of the District Court’s orders denying their motions for stay pending appeal. TRADS moved to dismiss the appeal of the stay ruling to the Eleventh Circuit Court of Appeals for lack of jurisdiction. On February 28, 2017, the Eleventh Circuit Court of Appeals ruled that while it did not have jurisdiction over the appeals, before the District Court finally adjudicated the appeals, it had inherent power to consider the stay motions. The Eleventh Circuit Court of Appeals denied the stay motions but ruled that the

Company “has established that it has strong likelihood of succeeding in its argument that the judgment incorrectly identifies it as The Best One, Inc.’s legal successor entity…” TBO and Poulsen have complied with the orders, with Poulsen turning over the Purchased IP to TRADS. The Eleventh Circuit Court of Appeals returned the case to the District Court until completion of the appeal before that court.

As a result of the Trial Order and Final Judgment during 2016, the Company wrote off $4.1 million of intangible assets for both the Purchased IP and capitalized legal costs incurred and paid in defending the claims. An adverse ruling on the award of attorneys’ fees and costs could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date hereof, this case is ongoing.

On October 23, 2014, TRADS filed a Complaint and Motion for Temporary Injunction, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida (the “Circuit Court”), against James Reilly, then President and Chief Operating Officer of the Company, seeking relief for alleged violation of a noncompetition agreement. On February 5, 2015, after the presentation of TRADS’ case, the Circuit Court denied TRADS’ motion for a temporary injunction to prohibit Mr. Reilly from continuing employment with TBO. TRADS appealed that order, and on December 2, 2015, the Fourth District Court of Appeal reversed the order denying the temporary injunction and remanded for Mr. Reilly to present his case opposing the preliminary injunction. The evidentiary hearing on TRADS’ motion took place on May 4 and 5, 2016. On July 1, 2016, a temporary injunction was entered against Mr. Reilly. On July 15, 2016, Mr. Reilly filed a notice of appeal, appealing the trial court’s injunction order to the Fourth District Court of Appeal. On October 3, 2016, Mr. Reilly filed an answer, affirmative defenses, and counterclaim asserting claims against TRADS for fraudulent and negligent misrepresentation. TRADS responded to the counterclaim on November 16, 2016 by filing a motion to dismiss. On October 5, 2016, the Fourth District Court of Appeal affirmed the trial court’s injunction order. On February 17, 2017, the Circuit Court heard TRADS’ motion to dismiss, granted the motion without prejudice, and gave leave to Mr. Reilly to amend his answer, affirmative defenses, and counterclaim alleging TRADS’ fraudulent and negligent misrepresentation. On February 28, 2017, Mr. Reilly filed a motion to amend the temporary injunction. That motion was heard by the Circuit Court on March 9, 2017. On March 23, 2017, the Circuit Court entered an order granting the motion to modify, and reduced the duration of the temporary injunction from two years to one year. The temporary injunction will now expire at midnight on June 30, 2017. Mr. Reilly filed his amended answer, affirmative defenses and counterclaim on March 6, 2017. TRADS responded to the amended counterclaim by filing a motion to dismiss on March 21, 2017. That motion has not yet been set for hearing. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date of this report, this case is ongoing.

On July 28, 2015, TRADS filed a Complaint and Motion for Preliminary Injunction in the District Court against Surya Challa, former Vice President of Technology of TBO, seeking relief for an alleged violation of a noncompetition agreement. The hearing on TRADS’ Motion for Preliminary Injunction was held on February 19, 2016. On March 23, 2016, the District Court denied TRADS’ motion for preliminary injunction. On April 22, 2016, TRADS filed a notice of appeal seeking review of the trial court’s order denying the motion for preliminary injunction. On September 23, 2016, the District Court judge entered an order staying the case pending appeal. On December 16, 2016, Mr. Challa filed a motion to dismiss the appeal as moot because he is no longer employed by the Company. On January 12, 2017, the Eleventh Circuit Court of Appeals issued an opinion affirming the district court’s order denying TRADS’ motion for preliminary injunction. The Eleventh Circuit Court of Appeals also denied Mr. Challa’s motion to dismiss the appeal as moot. On March 31, 2017, the parties attended a court-ordered settlement conference during which a settlement was reached between the parties. The case was dismissed with prejudice on April 5, 2017.

On August 10, 2016, the Company filed a lawsuit against TransUnion and related parties, in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida, alleging tortious interference with its prospective business relationship with Datamyx, LLC (“Datamyx”). The complaint was amended on October 18, 2016. The Company alleges that it was in negotiations to acquire Datamyx, and a definitive transaction was imminent, when TransUnion interfered with the proposed Datamyx acquisition solely as an act of malice in order to damage the Company. As a result of the interference, Datamyx abruptly terminated negotiations with the Company and was ultimately acquired by another suitor. The Company is seeking damages, including lost profits. As of the date hereof, this case is ongoing.

On March 16, 2017, Cogint, Inc. (“Cogint”) was served with a complaint filed by TRADS in the District Court alleging trademark infringement and unfair competition relating to reference to TRADS’ product in marketing materials. Cogint filed a motion to dismiss the complaint on April 6, 2017. On April 20, 2017, TRADS filed an amended complaint adding Interactive Data as a party. The amended complaint alleges trademark infringement and unfair competition against both Cogint and Interactive Data, and also alleges claims of vicarious liability for trademark infringement and unfair competition against Cogint. On May 4, 2017, Cogint and Interactive Data responded to the amended complaint by filing an answer and affirmative defenses. We believe that this case is meritless and will defend it vigorously. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date hereof, this case is ongoing.

On March 16, 2017, Cogint, Cogint’s subsidiary IDI Holdings, LLC (“IDI Holdings”), Michael Brauser, and Derek Dubner were served with a complaint filed by TRADS in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The

complaint alleges a claim for tortious interference against Cogint and IDI Holdings, a claim for civil conspiracy against Mr. Brauser and Mr. Dubner, and a claim for breach of fiduciary duty against Mr. Dubner, relating to, among other things, the hiring of Messrs. Reilly and Challa, and the Company’s Chief Financial Officer, Mr. MacLachlan. The defendants responded to the complaint on April 27, 2017 by filing a motion to dismiss. We believe that this case is meritless and will defend it vigorously. An adverse ruling could have an immediate near-term impact on the Company’s financial position, results of operations, and liquidity. As of the date hereof, this case is ongoing.

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

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), filed on March 14, 2017, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.01

Amendment No. 3 to Credit Agreement, dated as of January 19, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed March 14, 2017).

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

Cogint, Inc.

May 9, 2017	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)