Form 10-Q
period 2017-06-30
Cogint, Inc.
filed 2017-08-09
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 4, 2017, the registrant had 55,208,905 shares of common stock outstanding.

COGINT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “cogint,” or the “Company,” refer to Cogint, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

COGINT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	(unaudited)
	June 30, 2017	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$19,248	$10,089
Accounts receivable, net of allowance for doubtful accounts of $1,091 and $790 at June 30, 2017 and December 31, 2016, respectively	32,417	30,958
Prepaid expenses and other current assets	2,963	2,053
Total current assets	54,628	43,100
Property and equipment, net	1,415	1,350
Intangible assets, net	92,814	98,531
Goodwill	166,256	166,256
Other non-current assets	2,581	2,674
Total assets	$317,694	$311,911
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Trade accounts payable	$15,173	$14,725
Accrued expenses and other current liabilities	14,771	6,981
Deferred revenue	1,108	318
Current portion of long-term debt	2,750	4,135
Total current liabilities	33,802	26,159
Promissory notes payable to certain shareholders, net	10,253	10,748
Long-term debt, net	49,910	35,130
Acquisition consideration payable in stock	10,225	10,225
Other non-current liabilities	500	-
Total liabilities	104,690	82,262
Shareholders' equity:
Series A preferred stock—$0.0001 par value, 10,000,000 shares authorized; 0 share issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Series B preferred stock—$0.0001 par value, 10,000,000 shares authorized; 0 share issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock—$0.0005 par value, 200,000,000 shares authorized; 55,528,094 and 53,717,996 shares issued at June 30, 2017 and December 31, 2016, respectively; and 55,180,092 and 53,557,761 shares outstanding at June 30, 2017 and December 31, 2016, respectively	28	27
Treasury stock, at cost, 348,002 and 160,235 shares at June 30, 2017 and December 31, 2016, respectively	(1,254)	(531)
Additional paid-in capital	361,595	344,384
Accumulated deficit	(147,365)	(114,231)
Total shareholders’ equity	213,004	229,649
Total liabilities and shareholders’ equity	$317,694	$311,911

See notes to condensed consolidated financial statements

COGINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$53,024	$41,043	$103,790	$80,467
Cost of revenues (exclusive of depreciation and amortization)	36,624	29,557	71,822	58,051
Gross profit	16,400	11,486	31,968	22,416
Operating expenses:
Sales and marketing expenses	5,843	3,179	10,356	6,305
General and administrative expenses	25,067	13,167	39,573	26,534
Depreciation and amortization	3,454	2,996	6,875	5,605
Write-off of long-lived assets	-	-	3,626	-
Total operating expenses	34,364	19,342	60,430	38,444
Loss from operations	(17,964)	(7,856)	(28,462)	(16,028)
Other income (expense):
Interest expense, net	(2,445)	(1,856)	(4,672)	(3,681)
Other expenses, net	-	(976)	-	(1,273)
Total other expense	(2,445)	(2,832)	(4,672)	(4,954)
Loss before income taxes	(20,409)	(10,688)	(33,134)	(20,982)
Income taxes	-	(3,504)	-	(7,026)
Net loss	$(20,409)	$(7,184)	$(33,134)	$(13,956)
Loss per share:
Basic and diluted	$(0.37)	$(0.15)	$(0.61)	$(0.37)
Weighted average number of shares outstanding:
Basic and diluted	54,778,046	48,084,608	54,297,536	37,776,411
Comprehensive loss:
Net comprehensive loss	$(20,409)	$(7,184)	$(33,134)	$(13,956)

See notes to condensed consolidated financial statements

COGINT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as at December 31, 2016	53,717,996	$27	160,235	$(531)	$344,384	$(114,231)	$229,649
Vesting of restricted stock units	1,810,098	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to pay statutory taxes in connection with the vesting of restricted stock units	-	-	187,767	(723)	-	-	(723)
Share-based compensation expenses	-	-	-	-	17,212	-	17,212
Net loss	-	-	-	-	-	(33,134)	(33,134)
Balance as at June 30, 2017	55,528,094	$28	348,002	$(1,254)	$361,595	$(147,365)	$213,004

See notes to condensed consolidated financial statements

COGINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,134)	$(13,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,875	5,605
Non-cash interest expenses and related amortization	1,497	1,202
Share-based payments	16,631	14,623
Non-cash loss on exchange of warrants	-	1,273
Write-off of long-lived assets	3,626	-
Provision for bad debts	1,039	195
Deferred income tax benefit	-	(7,039)
Changes in assets and liabilities:
Accounts receivable	(2,498)	869
Prepaid expenses and other current assets	(910)	968
Other non-current assets	93	(706)
Trade accounts payable	448	(174)
Accrued expenses and other current liabilities	7,790	(1,227)
Deferred revenue	790	(491)
Other non-current liabilities	500	-
Net cash provided by operating activities	2,747	1,142
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(437)	(577)
Capitalized costs included in intangible assets	(3,831)	(5,902)
Acquisition, net of cash acquired	-	(50)
Net cash used in investing activities	(4,268)	(6,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	-	4,664
Proceeds for debt obligations, net of debt costs	14,039	(381)
Repayments of long-term debt	(2,636)	(1,125)
Taxes paid related to net share settlement of vesting of restricted stock units	(723)	-
Net cash provided by financing activities	10,680	3,158
Net increase (decrease) in cash and cash equivalents	$9,159	$(2,229)
Cash and cash equivalents at beginning of period	10,089	13,462
Cash and cash equivalents at end of period	$19,248	$11,233
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$3,195	$2,510
Cash paid for income taxes	$-	$-
Share-based compensation expenses capitalized in intangible assets	$581	$499
Issuance of common stock to a vendor for services rendered	$-	$131
Fair value of acquisition consideration	$-	$21,206

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

In March 2016, FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting,” which simplifies the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted ASU 2016-09 in the first quarter of 2017 on a retrospective basis. As a result of the adoption, the Company recorded an increase to the deferred tax asset balance and an increase to the corresponding valuation allowance of $301 related to the cumulative-effect adjustment as of January 1, 2017. For the three and six months ended June 30, 2017, the Company recorded tax expense of $672 and $1,970, respectively, which was offset by a corresponding reduction in the valuation allowance.

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

The information related to basic and diluted loss per share for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2017	2016	2017	2016
Numerator:
Net loss	$(20,409)	$(7,184)	$(33,134)	$(13,956)
Denominator:
Weighted average shares outstanding - Basic and diluted	54,778,046	48,084,608	54,297,536	37,776,411
Loss per share:
Basic and diluted:	$(0.37)	$(0.15)	$(0.61)	$(0.37)

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

As consideration for the Membership Interests, after preliminary adjustment for Q Interactive’s net working capital at closing, the Company issued to Selling Source 2,369,190 shares of the Company’s common stock, par value $0.0005 per share. Selling Source may receive additional consideration for the Membership Interests if 2016 gross revenue of Q Interactive equals or exceeds $25,000 (the “Earn-out Target”). Such additional consideration, if earned, would be paid in either of the following ways, at the seller’s option, no earlier than the one-year anniversary of the closing date (the “Q Interactive Earn-out Shares”): (i) 1,200,000 shares of common stock (subject to adjustment for certain capital events) or (ii) that number of shares of common stock equal to $10,000, in the aggregate, as determined by the volume weighted average price of the common stock for the ten trading days immediately preceding Selling Source’s receipt of a statement prepared by the Company stating the Earn-out Target has been achieved. As of June 30, 2017 and December 31, 2016, after certain measurement period adjustments, the net balance of acquisition consideration payable in stock of $10,225 was recognized. We used the probability-weighted method to determine the fair value of the acquisition consideration payable in stock, and this fair value assessment represents Level 3 measurements. During the first quarter of 2017, it was concluded that the Earn-out Target had been met and the acquisition consideration payable in stock is expected to be settled in 2017, however, it is classified as a non-current liability in the condensed consolidated balance sheets because this liability will be settled with the Company’s common stock.

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

As a result of the cost synergies through the Q Interactive Integration, we expect to realize annualized savings in our operating expenses of approximately $4,500 which began in the second quarter of 2017. An aggregate of $112 and $780 in restructuring costs associated with the Q Interactive Integration was recognized in general and administrative expenses during the three and six months ended June 30, 2017, respectively. The restructuring costs of $37 and $75 for the three months ended June 30, 2017, and $237 and $543 for the six months ended June 30, 2017, were assigned to the Information Services and Performance Marketing segments, respectively. Also, we wrote off the remaining balance of certain long-lived assets of $3,626, primarily relating to trade names and acquired proprietary technology acquired in the Q Interactive Acquisition, in the first quarter of 2017, and recognized it in the operating expenses as a write-off of long-lived assets.

4. Intangible assets, net

Intangible assets other than goodwill consist of the following:

(In thousands)	Amortization period	June 30, 2017	December 31, 2016
Gross amount:
Software developed for internal use	3-10 years	15,850	11,438
Acquired proprietary technology	5 years	11,382	13,532
Customer relationships	7-10 years	34,986	34,986
Trade names	20 years	16,357	18,057
Domain names	20 years	191	191
Databases	5-10 years	31,292	31,292
Non-competition agreements	2-5 years	1,768	1,768
		111,826	111,264
Accumulated amortization:
Software developed for internal use		(991)	(505)
Acquired proprietary technology		(3,555)	(2,660)
Customer relationships		(7,234)	(4,840)
Trade names		(1,277)	(916)
Domain names		(15)	(10)
Databases		(5,159)	(3,354)
Non-competition agreements		(781)	(448)
		(19,012)	(12,733)
Net intangible assets:
Software developed for internal use		14,859	10,933
Acquired proprietary technology		7,827	10,872
Customer relationships		27,752	30,146
Trade names		15,080	17,141
Domain names		176	181
Databases		26,133	27,938
Non-competition agreements		987	1,320
		$92,814	$98,531

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

During the first quarter of 2017, as a result of the Q Interactive Integration, the remaining balance of intangible assets of $3,560, relating to the acquired proprietary technology and trade names acquired in the Q Interactive Acquisition, was written off to operating expenses as a write-off of long-lived assets. See Note 3, “Acquisition,” for details.

Amortization expenses of $3,303 and $2,867 for the three months ended June 30, 2017 and 2016, respectively, and $6,569 and $5,393 for the six months ended June 30, 2017 and 2016, respectively, were included in depreciation and amortization expenses. As of June 30, 2017, intangible assets of $8,336, included in the gross amounts of software developed for internal use, have not been amortized. These intangible assets will start to amortize when they are put into use.

As of June 30, 2017, estimated amortization expenses related to the Company’s intangible assets for the remainder of 2017 through 2022 and thereafter are as follows:

(In thousands)
Year	June 30, 2017
Remainder of 2017	$6,881
2018	14,009
2019	13,741
2020	13,105
2021	10,032
2022 and thereafter	35,046
Total	$92,814

5. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of June 30, 2017 and December 31, 2016, the balance of goodwill includes $5,227 as a result of the acquisition of Interactive Data, LLC (“Interactive Data”) effective on October 2, 2014, $155,645 as a result of the Fluent Acquisition effective on December 8, 2015, and $5,384 as a result of the Q Interactive Acquisition effective on June 8, 2016.

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

As of June 30, 2017, there are no events or changes in circumstances to indicate that goodwill is impaired.

6. Long-term debt, net

Long-term debt, net, including promissory notes payable to certain shareholders, net, as of June 30, 2017, consist of the following:

	12% term loan,	12% incremental term loan,	10% promissory notes,
(In thousands)	due 2020	due 2020	due 2021	Total
Principal amount	$41,719	$14,656	$10,000	$66,375
Less: unamortized debt issuance costs	3,425	850	349	4,624
Add: PIK interest accrued to the principal balance	549	11	602	1,162
Long-term debt, net	38,843	13,817	10,253	62,913
Less: Current portion of long-term debt	2,062	688	-	2,750
Long-term debt, net (non-current)	$36,781	$13,129	$10,253	$60,163

Long-term debt, net, including promissory notes payable to certain shareholders, net, as of December 31, 2016, consist of the following:

	12% term loan,	10% promissory notes,
(In thousands)	due 2020	due 2021	Total
Principal amount	$42,750	10,000	$52,750
Less: unamortized debt issuance costs	3,964	384	4,348
Add: PIK interest accrued to the principal balance	479	1,132	1,611
Long-term debt, net	39,265	10,748	50,013
Less: Current portion of long-term debt	4,135	-	4,135
Long-term debt, net (non-current)	$35,130	$10,748	$45,878

Term Loan

On December 8, 2015, Fluent entered into an agreement (“Credit Agreement”) with certain financial institutions, for a term loan in the amount of $45,000 (“Term Loan”), with Whitehorse Finance, Inc. acting as the agent (the “Term Loan Agent”). Fluent’s obligations in respect of the Term Loan are guaranteed by the Company and substantially all of the other direct and indirect subsidiaries of the Company and secured by substantially all of such entities’ assets. The Credit Agreement has a five year term.

Prior to the Amendment No. 3 to Credit Agreement entered into on January 19, 2017 (the “Amendment No. 3”), payments of principal in the amount of $563 each were due on the last day of each quarter, commencing March 31, 2016. Additionally, 50% of excess cash flow of Fluent and its subsidiaries for the immediately preceding fiscal year is required, in Term Loan Agent’s sole discretion, to be paid towards the Term Loan obligations, commencing with the fiscal year ending December 31, 2016. As a result of the excess cash flow for the year ended December 31, 2016, we reclassified a total amount of $1,885 into current portion of long-term debt in the condensed consolidated balance sheet as of December 31, 2016. Because the Term Loan Agent refused the prepayment, we reclassified the $1,885 back to non-current portion of long-term debt in the first quarter of 2017. The Credit Agreement provides for certain other customary mandatory prepayments upon certain events, and also provides for certain prepayment premiums during the first four years of the Term Loan, provided that the prepayment premiums are not applicable to scheduled payments of principal, the required excess cash flow payments and certain other required prepayments.

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

The Credit Agreement, as amended, contains customary representations and warranties, covenants (including certain financial covenants), and events of default, upon the occurrence of which the Term Loan Agent may accelerate the obligations under the Credit Agreement. Certain restrictive covenants impose limitations on the way we conduct our business, including limitations on the amount of additional debt we can incur and restricts our ability to make certain investments and other restricted payments, including certain intercompany payments of cash and other property. The financial covenants include the requirement that the Company and its subsidiaries attain, on a quarterly basis, certain minimum EBITDA thresholds for the immediately preceding twelve-month period, Fluent and its subsidiaries attain, on a quarterly basis, certain minimum EBITDA thresholds for the immediately preceding twelve-month period, Fluent and its subsidiaries meet certain leverage ratios on a quarterly basis, Fluent and its subsidiaries meet certain fixed charge coverage ratios on a quarterly basis, and Fluent and its subsidiaries maintain at all times cash and cash equivalent balances of at least $2.0 million (or such lesser amount agreed to by the Term Loan Agent), in the aggregate. On August 7, 2017, the Company and its subsidiaries entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 provides that there shall be no requirement that the Company and its subsidiaries meet any minimum EBITDA threshold for the twelve-month period ended June 30, 2017. The requirement that Fluent and its subsidiaries meet the required minimum EBITDA threshold for the twelve-month period ended June 30, 2017 was not impacted by Amendment No. 4. As of June 30, 2017, the Company was in compliance with the covenants under the Credit Agreement, after giving effect to Amendment No. 4.

Incremental Term Loan

On January 19, 2017, Fluent entered into Amendment No. 3, amending Fluent's Term Loan facility dated December 8, 2015. The Amendment No. 3, among other things, provides for a new term loan in the principal amount of $15,000 ("Incremental Term Loan"), subject to the terms and conditions of the Amendment No. 3, and modifies certain other Credit Agreement provisions, including certain financial covenants and related definitions. The entire Incremental Term Loan of $14,039, net of debt issuance costs of $961, was received on February 1, 2017.

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

Promissory Notes

On December 8, 2015, the Company entered into and consummated the promissory notes financing (the “Promissory Notes”) with each of Frost Gamma Investment Trust (“Frost Gamma”), an affiliate of Phillip Frost, M.D., the Vice Chairman of the Company’s Board of Directors, Michael Brauser, Chairman of the Board of Directors, and another investor (the “Promissory Note Investors”), pursuant to which the Company issued Promissory Notes of $5.0 million to Frost Gamma, $4.0 million to Michael Brauser, and $1.0 million to another investor, for an aggregate financing in the amount of $10.0 million. The Promissory Note Investors received (i) a promissory note in the principal amount equal to the amount of their respective promissory notes, with a rate of interest of 10% per annum, which interest shall be capitalized monthly by adding to the outstanding principal amount of such Promissory Notes, and (ii) a grant of 100 shares of convertible Series B preferred stock (“Series B Preferred”) for each $1.0 million increment of their respective

Promissory Notes, with a total of 1,000 shares of Series B Preferred granted (“Promissory Note Shares”), pursuant to fee letter agreements. Each share of Series B Preferred automatically converted into 50 shares of common stock in February 2016.

Under the terms of the Promissory Notes, the Company is required to repay the principal and all accrued interest six months after the repayment of all amounts due under the Credit Agreement, except that the Company may repay the Promissory Notes earlier from the proceeds of a round of public equity financing. During the six months ended June 30, 2017, the Company repaid the accrued paid-in-kind (“PIK”) interest of $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively.

The fair value of Promissory Note Shares of $413 was calculated by multiplying the closing common stock market price of the Company on December 8, 2015 of $8.45, with the total shares granted, as converted, which was recognized as debt issuance costs, and the unamortized debt issuance costs as at June 30, 2017 and December 31, 2016 was $318 and $350, respectively.

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

The net balance of Promissory Notes was presented as promissory notes payable to certain shareholders, net, in the condensed consolidated balance sheet.

Fair value

As mentioned above, the Company’s long-term debt outstanding as at June 30, 2017 represented 1) the Term Loans with interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, and 2) Promissory Notes pursuant to the agreements effective December 8, 2015, with a rate of interest of 10% per annum. Considering the Term Loans have a variable interest rate, and interest rates have been relatively stable, we regard the fair values of the long-term debt to approximate their carrying amount as of June 30, 2017. This fair value assessment represents Level 2 measurements.

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

The Company’s effective income tax rate differed from the statutory federal income tax rate of 34% for the three and six months ended June 30, 2017 and 2016. For the three and six months ended June 30, 2017, the effective income tax rate was 0%, and the difference is mainly the result of the full valuation allowance applied against the Company’s deferred tax assets and state income taxes. For the three and six months ended June 30, 2016, the effective income tax rate was 33%, and this difference is primarily due to state income taxes and nondeductible expenses.

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

The balance of unrecognized tax benefits as of June 30, 2017 and December 31, 2016 was $1,668. In our tax return filed for the year ended December 31, 2015, a loss of $4,375, resulting from the disposal of all assets and liabilities related to our Chinese and British Virgin Islands based subsidiaries (collectively, the “Advertising Business”) in 2015, was included. This uncertain tax position of $1,668 is reflected as a reduction in deferred tax assets. Based on management’s assessment, no tax benefit has been recognized for the loss mentioned above. This unrecognized tax benefit, if recognized, would favorably affect the Company’s annual effective tax rate before application of any valuation allowance. The Company has not accrued any interest or penalties as of June 30, 2017 with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

8. Common stock, treasury stock and warrants

Common stock

As of June 30, 2017 and December 31, 2016, the number of issued shares of common stock was 55,528,094 and 53,717,996, respectively, which included shares of treasury stock of 348,002 and 160,235, respectively.

The change in the number of issued shares of common stock during the six months ended June 30, 2017 was due to the issuance of an aggregate of 1,810,098 shares of common stock from the vesting of restricted stock units (“RSUs”), of which, 187,767 shares of common stock were withheld to pay withholding taxes upon such vesting, which are reflected in treasury stock.

Treasury stock

As of June 30, 2017 and December 31, 2016, the Company held shares of treasury stock of 348,002 and 160,235, with a cost of $1,254 and $531, respectively. This increase in treasury stock during the six months ended June 30, 2017 was due to shares withheld to pay withholding taxes upon the vesting of RSUs.

Warrants

As of June 30, 2017 and December 31, 2016, warrants to purchase an aggregate of 2,220,102 shares of common stock were outstanding, with exercise prices ranging from $3.75 to $10.00 per share.

9. Share-based payments

As of June 30, 2017, the Company maintains two share-based incentive plans: the 2008 Share Incentive Plan (the “2008 Plan”), which was carried forward as a result of the reverse acquisition between the Company and The Best One, Inc. (“TBO”) consummated on March 21, 2015, whereby TBO became a wholly-owned subsidiary of the Company (the “TBO Merger”), and the Cogint, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which was approved during the annual meeting of stockholders on June 2, 2015, which authorized the issuance of 2,500,000 shares of common stock. The 2015 Plan was amended on June 3, 2016 at the Company’s annual meeting of stockholders which approved an increase to 12,500,000 shares of common stock authorized for issuance under the 2015 Plan. The primary purpose of the 2015 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of June 30, 2017, there were 180,568 and 3,722,992 shares of common stock reserved for issuance under the 2008 Plan and the 2015 Plan, respectively.

Shares issued outside of the 2008 Plan and 2015 Plan

The following RSUs were issued outside of the 2008 Plan and 2015 Plan:

Marlin Capital Investments, LLC (“Marlin Capital”), a company which our Chairman Michael Brauser owns 50% and is one of two managers, holds RSUs representing the right to receive 2,000,000 shares of the Company’s common stock, which RSUs are outside of the 2008 Plan and 2015 Plan. These RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company. Share-based compensation expenses of $311 and $311 for the three months ended June 30, 2017 and 2016, respectively, and $622 and $622 for the six months ended June 30, 2017 and 2016, respectively, associated with shares under the Marlin Capital agreement, were recognized.

Effective November 16, 2015, the Company entered into an employment agreement with Michael Brauser (the “Michael Brauser Employment Agreement”) relating to his service as Executive Chairman of the Board of Directors, pursuant to which, Michael Brauser will receive an annual base salary of $25 payable in accordance with the Company’s general payroll practices and RSUs outside of the 2008 Plan and 2015 Plan representing the right to receive 5,000,000 shares of common stock. The issuance of shares of common stock underlying the RSUs was approved by the stockholders at the annual meeting in 2016. These RSUs vest ratably over a four year period; provided, however, that no portion of the RSUs shall vest unless and until the Company has gross revenue in excess of $100.0 million and positive EBITDA in any one fiscal year during the vesting period (the “Vesting Conditions”). In addition, such RSUs vest in full upon a Company change in control, termination of Michael Brauser without cause, termination by Michael Brauser for good reason, or Michael Brauser’s death or disability. The Company determined that the Vesting Conditions were met, effective

March 14, 2017, and as a result, 1,250,000 shares were vested, but Michael Brauser has elected to defer delivery of any vested RSUs until his separation from service from the Company or death or disability. On August 8, 2017, the Michael Brauser Employment Agreement was terminated, effective June 23, 2017. Mr. Brauser will continue to serve as Chairman of the Board of Directors of the Company but will no longer serve as an officer or employee of the Company, and will no longer serve as principal executive officer of the Company.

On December 8, 2015, at the time Dr. Phillip Frost joined the Board of Directors of the Company as Executive Vice Chairman, Frost Gamma was granted 3,000,000 RSUs, outside of the 2008 Plan and 2015 Plan. The issuance of shares of common stock underlying such RSUs was approved by the stockholders at the annual meeting in 2016. These grants were fully vested on December 8, 2015, but Frost Gamma has elected to defer delivery of any vested RSUs until Dr. Phillip Frost’s separation from service from the Company or death or disability.

Share options

Details of share options activity during the six months ended June 30, 2017 were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2016	352,000	$10.25	4.4 years	$-
Outstanding as of June 30, 2017	352,000	$10.25	3.9 years	$-
Options vested and expected to vest as of June 30, 2017	352,000	$10.25	3.9 years	$-
Options exercisable as of June 30, 2017	294,500	$8.36	3.0 years	$-

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on June 30, 2017 of $5.05 and the exercise price, multiplied by the number of in-the-money stock options as of the same date.

The unvested balance of options is shown below for the six months ended June 30, 2017:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term
Unvested as of December 31, 2016	68,750	$8.91	8.9 years
Vested	(11,250)	$7.44
Unvested as of June 30, 2017	57,500	$9.19	8.4 years

Compensation expenses recognized from employee stock options for the three months ended June 30, 2017 and 2016 of $30 and $31, respectively, and $60 and $47 for the six months ended June 30, 2017 and 2016, respectively, were recognized in general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2017, unrecognized share-based compensation cost relating to granted share options amounted to $306, which are expected to be recognized over a weighted average period of 2.5 years.

Restricted stock units

Details of unvested RSUs activity during the six months ended June 30, 2017 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2016	12,407,029	$8.40
Granted	1,917,000	$5.60
Vested and delivered	(1,622,331)	$6.56
Withheld as treasury stock (1)	(187,767)	$6.94
Vested not delivered (2)	(1,670,001)	$11.10
Forfeited	(91,750)	$5.61
Unvested as of June 30, 2017	10,752,180	$7.81

(1)	As discussed in Note 8, the increase in treasury stock was due to shares withheld to pay statutory withholding taxes upon the vesting of RSUs during the six months ended June 30, 2017.
(2)	Vested not delivered represent the vested RSUs with deferred delivery at a future time. As of June 30, 2017, the cumulative shares of RSUs included in “vested not delivered” above were 5,777,668.

The Company recognized compensation expenses (included in sales and marketing expenses, and general and administrative expenses in the condensed consolidated statements of operations, and intangible assets in the condensed consolidated balance sheets) for these RSUs of $9,624 and $7,435 for the three months ended June 30, 2017 and 2016, respectively, and $17,152 and $14,946 for the six months ended June 30, 2017 and 2016, respectively. The fair value of the RSUs was estimated using the market value of the Company’s common stock on the date of grant, which was equivalent to the closing price of the common stock on the grant date.

As of June 30, 2017, unrecognized share-based compensation expenses associated with the granted RSUs amounted to $66,916, which are expected to be recognized over a weighted average period of 2.1 years.

Shares issued to third-party vendors

The Company issues shares to certain third-party vendors from time to time in lieu of cash for services rendered. Stock compensation expenses for shares issued to third-party vendors of $0 for the three months ended June 30, 2017 and 2016, and $0 and $129 for the six months ended June 30, 2017 and 2016, respectively, were recognized in general and administrative expenses.

The share-based compensation expenses for the Company’s share options, RSUs and common stock were allocated to the following accounts in the condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Sales and marketing expenses	$868	$575	$1,566	$1,121
General and administrative expenses	8,451	6,670	15,065	13,502
	9,319	7,245	16,631	14,623
Capitalized in intangible assets	335	221	581	499
Total	$9,654	$7,466	$17,212	$15,122

10. Segment information

The Company currently manages its operations in two reportable segments, Information Services and Performance Marketing. The segments reflect the way the Company evaluates its business performance and manages its operations.

Information regarding our Information Services and Performance Marketing segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenue:
Information Services	$18,637	$13,400	$35,055	$24,451
Performance Marketing	34,387	27,643	68,735	56,016
	$53,024	$41,043	$103,790	$80,467
Loss (income) from operations:
Information Services	$(8,549)	$(4,812)	$(13,553)	$(9,963)
Performance Marketing	261	1,931	(1,071)	4,246
	(8,288)	(2,881)	(14,624)	(5,717)
Corporate (1)	(9,676)	(4,975)	(13,838)	(10,311)
	$(17,964)	$(7,856)	$(28,462)	$(16,028)
Depreciation and amortization:
Information Services	$1,656	$1,405	$2,984	$2,556
Performance Marketing	1,798	1,591	3,891	3,049
	$3,454	$2,996	$6,875	$5,605
Write-off of long-lived assets
Information Services	$-	$-	$1,189	$-
Performance Marketing	-	-	2,437	-
	$-	$-	$3,626	$-
Share-based payments recorded as an expense:
Information Services	$943	$2,978	$3,883	$5,961
Performance Marketing	1,251	721	2,264	1,487
	2,194	3,699	6,147	7,448
Corporate (1)	7,125	3,546	10,484	7,175
	$9,319	$7,245	$16,631	$14,623
Capital expenditure:
Information Services	$1,736	$2,939	$3,787	$5,934
Performance Marketing	192	326	481	545
	$1,928	$3,265	$4,268	$6,479

(In thousands)	June 30, 2017	December 31, 2016
Assets:
Information Services	$92,744	$91,405
Performance Marketing	204,534	197,937
	297,278	289,342
Corporate (2)	20,416	22,569
	$317,694	$311,911
Intangible assets, net:
Information Services	$52,407	$52,424
Performance Marketing	40,407	46,107
	$92,814	$98,531
Goodwill:
Information Services	$44,178	$44,178
Performance Marketing	122,078	122,078
	$166,256	$166,256
(1)

Corporate primarily represents corporate administrative costs that are not allocated to individual segments. The segment information for the three and six months ended June 30, 2016 was reclassified to conform to the current period presentation.

(2)

Assets of corporate primarily represents corporate’s assets that are not allocated to individual segments. The segment information as of December 31, 2016 was reclassified to conform to the current period presentation.

A reconciliation of loss from operations from segments to loss before income taxes for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Loss from operations from segments	$(8,288)	$(2,881)	$(14,624)	$(5,717)
Corporate (1)	(9,676)	(4,975)	(13,838)	(10,311)
Total other expense (2)	(2,445)	(2,832)	(4,672)	(4,954)
Loss before income taxes	$(20,409)	$(10,688)	$(33,134)	$(20,982)
(1)	Corporate primarily represents corporate administrative costs that are not allocated to individual segments.
(2)	Other expense, primarily represents non-operating income and expense, including interest expense, net, and other expenses, net, which the Company does not allocate into segments.

Revenue by geography is based on the location of the customers. The following table sets forth revenue by geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenue:
United States	$51,152	$36,608	$97,846	$72,013
Outside of the United States (1)	1,872	4,435	5,944	8,454
	$53,024	$41,043	$103,790	$80,467

(1)	No individual country, other than disclosed above, exceeded 10% of total consolidated revenue for any period presented.

11. Related party transactions

For the three and six months ended June 30, 2017 and 2016, material related party transactions were as follows:

Promissory Notes

On December 8, 2015, the Company entered into the Promissory Notes with certain investors, for an aggregate financing of $10.0 million, pursuant to which the Company received $5.0 million from Frost Gamma, $4.0 million from Michael Brauser, and $1.0 million from another investor. As of June 30, 2017, the principal, plus accrued PIK interest, of such Promissory Notes, owing to Frost Gamma, Michael Brauser and such other investor, were $5,301, $4,241, and $1,060, respectively. During the six months ended June 30, 2017, the Company repaid $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively. See Note 6, “Long-term debt, net,” for details.

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

Earn-out Shares

On March 11, 2016, the Company issued 900,108 common earn-out shares to Frost Gamma, and 1,800,220 Series A earn-out shares to certain investors (which were subsequently converted to 1,800,220 shares of common stock), including 567,069 shares to Grander Holdings, Inc. 401K, an entity owned by Michael Brauser, our Chairman, upon a Board of Directors determination that certain financial targets had been achieved as set forth in the merger agreement of the TBO Merger effective on March 21, 2015.

Business Consulting Agreement

Marlin Capital holds RSUs representing the right to receive 2,000,000 shares of the Company’s common stock. These RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company. Share-based compensation expenses of $311 and $311 for the three months ended June 30, 2017 and 2016, respectively, and $622 and $622 for the six months ended June 30, 2017 and 2016, respectively, associated with shares under the Marlin Capital agreement, were recognized, respectively. See Note 9, “Share-based payments,” for details.

Others

Effective on August 1, 2015, the Company entered into a consulting agreement with DAB Management Group Inc. (“DAB”) for DAB to provide consulting services related to business development, future acquisitions and strategic transactions for a term of six months, and shall automatically renew for additional six-month periods, unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term (the “DAB Agreement”). DAB is owned by Daniel Brauser, a director of the Company at the time the DAB Agreement was entered into and the son of Michael Brauser, our Chairman. Under the DAB Agreement, the consulting service fee is $20 per month. The Company recognized consulting service fee of $60 each for the three months ended June 30, 2017 and 2016, and $120 each for the six months ended June 30, 2017 and 2016.

In October 2015, the Company entered into a Non-Exclusive Aircraft Dry Lease Agreement with Brauser Aviation, LLC, an affiliated entity of our Chairman, to pay a set hourly rate for Company-related usage of the aircraft. The Company recognized aircraft lease fee of $27 and $35 for the three months ended June 30, 2017 and 2016, respectively, and $27 and $110 for the six months ended June 30, 2017 and 2016, respectively.

12. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $1,160 and $768 for the three months ended June 30, 2017 and 2016, respectively, and $2,235 and $1,883 for the six months ended June 30, 2017 and 2016, respectively, under certain non-cancellable data licensing agreements. As of June 30, 2017, material capital commitments under non-cancellable data licensing agreements were $24,363, shown as follows:

(In thousands)
Year	June 30, 2017
Remainder of 2017	$2,046
2018	4,735
2019	5,570
2020	5,935
2021	4,775
2022 and thereafter	1,302
Total	$24,363

(b) Contingency

On July 22, 2017, the Company entered in a settlement agreement with TransUnion and TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”), settling all litigation with TransUnion and TRADS. Company subsidiary, IDI Holdings, LLC (“IDI Holdings”), will pay $7,000 to TRADS over the course of one year to settle all matters (the “TRADS Litigation Settlement”). The terms of the settlement agreement are confidential. The Company determined that an accrual of $7,000, included in general and administrative expenses, was required as of the balance sheet date, June 30, 2017. $6,500 of this accrual was reflected in accrued expenses and other current liabilities, and the remaining $500 was reflected in other non-current liabilities in the condensed consolidated balance sheet as of June 30, 2017. For a description of the legal proceedings settled in the TRADS Litigation Settlement, see Part I, Item 3 of the Company’s 2016 Form 10-K and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Following the TRADS Litigation Settlement, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings, are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

In addition, we may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of any such matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

13. Subsequent events

On July 22, 2017, the Company entered in a settlement agreement with TransUnion and TRADS, settling all litigation, as discussed above in Note 12, “Commitments and contingencies.” IDI Holdings will pay $7,000 to TRADS over the course of one year to settle all matters. The terms of the settlement agreement are confidential. The Company determined that an accrual of $7,000, included in general and administrative expenses, was required as of the balance sheet date, June 30, 2017. For a description of the legal proceedings settled in the TRADS Litigation Settlement, see Part I, Item 3 of the Company’s 2016 Form 10-K and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

On August 8, 2017, the Michael Brauser Employment Agreement was terminated, effective June 23, 2017. Mr. Brauser will continue to serve as Chairman of the Board of Directors of the Company but will no longer serve as an officer or employee of the Company, and will no longer serve as principal executive officer of the Company.

On August 8, 2017, the Board of Directors of the Company designated Derek Dubner, our Chief Executive Officer, as the principal executive officer of the Company.

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

We own hundreds of media properties, through which we engage millions of consumers everyday with interactive content, such as job postings, cost savings, surveys, promotions and sweepstakes that generate over 800,000 registrations and over 8.5 million compiled survey responses a day. Our owned media properties alone have created a database of approximately 130 million U.S. adults with detailed profiles, including 224 million unique email addresses, across over 75 million households. With meaningful, people-based interaction that focuses on consumer behavior and declared first-party data, leveraged on a mobile-centric platform that provides seamless omni-channel capabilities, we have the ability to target and develop comprehensive consumer profiles that redefine the way advertisers view their most valuable customers.

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

As a result of the cost synergies through the Q Interactive Integration, we expect to realize annualized savings in our operating expenses of approximately $4.5 million which began in the second quarter of 2017. An aggregate of $0.1 million and $0.8 million in restructuring costs associated with the Q Interactive Integration was recognized in general and administrative expenses during the three and six months ended June 30, 2017, respectively. Also, we wrote off the remaining balance of certain long-lived assets of $3.6 million, primarily relating to acquired proprietary technology and trade names acquired in the Q Interactive Acquisition, in the first quarter of 2017, and recognized it in the operating expenses as a write-off of long-lived assets.

In order for the Company to continue to develop new products, grow its existing business and expand into additional markets, we must generate and sustain sufficient operating profits and cash flow in future periods. This will require us to generate additional sales from current products and new products currently under development. We continue to build out our sales organization to drive current products and to introduce new products into the market place. We will incur increased compensation expenses for our sales and marketing, executive and administrative, and infrastructure related persons as we increase headcount in the next 12 months.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in the Notes to Condensed Consolidated Financial Statements.

Second Quarter Financial Highlights

For the three months ended June 30, 2017, as compared to the three months ended June 30, 2016:

•	Total revenue increased 29% to $53.0 million.
•	Information Service revenue increased 39% to $18.6 million.
•	Performance Marketing revenue increased 24% to $34.4 million.
•	Gross profit margin increased 300 basis points to 31%.
•

Net loss was $20.4 million (inclusive of non-recurring costs of $10.0 million and tax benefit of $0) compared to $7.2 million (inclusive of non-recurring costs of $1.7 million and tax benefit of $3.5 million).

•	Adjusted EBITDA grew 54% to $4.8 million.

Second Quarter 2017 and Recent Business Highlights

•	Now over 50 customers spending in excess of $1 million with us on an annualized basis.
•	Integrated idiCORE™ with industry leaders in the mobile and digital authentication space, serving as a key ingredient in innovative, multi-factor identity authentication solutions.
•	After a successful launch of our Pay Per Call ad format in fourth quarter 2016, continued adoption across a range of verticals with Pay Per Call generating $1.5 million in second quarter 2017.
•

Leveraging our Custom Audience Identity Graph enables the communication with our audience on an even more personalized level through addressable channels, such as email, push notifications, SMS, contact centers and platforms like Facebook messenger and Google.

•	Nearly 90% of our audience data is addressable to us in at least one marketing channel and more than 50% of our audience data is addressable in more than three.

Within our Information Services segment:

•	Financial revenue increased to $3.0 million, up 78% year over year.
•	Emerging revenue increased to $2.2 million, up 267% year over year.
•	Digital revenue increased to $1.3 million, up 63% year over year.

Within our Performance Marketing segment:

•	Consumer revenue increased to $8.6 million, up 93% year over year.
•	Lifestyle revenue increased to $7.6 million, up 45% year over year.
•	Financial revenue increased to $5.0 million, up 7% year over year.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, adding back interest expense, income tax benefit, depreciation and amortization, share-based payments, non-recurring legal and litigation costs, acquisition and restructuring costs, write-off of long-lived assets, and other adjustments, as noted in the tables below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net loss	$(20,409)	$(7,184)	$(33,134)	$(13,956)
Interest expense, net	2,445	1,856	4,672	3,681
Income tax benefit	-	(3,504)	-	(7,026)
Depreciation and amortization	3,454	2,996	6,875	5,605
Share-based payments	9,319	7,245	16,631	14,623
Non-recurring legal and litigation costs	8,325	191	8,830	714
Acquisition and restructuring costs	1,650	525	2,318	577
Write-off of long-lived assets	-	-	3,626	-
Non-cash loss on exchange of warrants	-	976	-	1,273
Adjusted EBITDA	$4,784	$3,101	$9,818	$5,491

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

Results of Operations

Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016

Revenue. Total revenue increased $12.0 million or 29% to $53.0 million, and $23.3 million or 29% to $103.8 million for the three and six months ended June 30, 2017, respectively, from $41.0 million and $80.5 million for the three and six months ended June 30, 2016, respectively. This increase was driven by strong growth across both our segments and the Q Interactive Acquisition effective on June 8, 2016. Revenue generated from our Information Services segment were $18.6 million and $35.1 million for the three and six months ended June 30, 2017, respectively, versus $13.4 million and $24.5 million for the three and six months ended June 30, 2016, respectively. Revenue generated from our Performance Marketing segment were $34.4 million and $68.7 million for the three and six months ended June 30, 2017, versus $27.6 million and $56.0 million for the three and six months ended June 30, 2016, respectively.

Gross profit. Gross profit margin was 31% for the three and six months ended June 30, 2017, as compared to 28% for the three and six months ended June 30, 2016. The increase in gross profit margin was attributed to scaling of our Information Services segment, producing higher gross margin relative to the consolidated business. Gross profit margin of our Performance Marketing segment remained consistent.

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

As a result of the increase in revenue and gross profit margin, gross profit increased $4.9 million or 43% to $16.4 million for the three months ended June 30, 2017, from $11.5 million for the three months ended June 30, 2016; while gross profit increased $9.6 million or 43% to $32.0 million for the six months ended June 30, 2017, from $22.4 million for the six months ended June 30, 2016.

Sales and marketing expenses. Sales and marketing expenses increased $2.6 million or 84% to $5.8 million, and $4.1 million or 64% to $10.4 million for the three and six months ended June 30, 2017, respectively, from $3.2 million and $6.3 million for the three and six months ended June 30, 2016, respectively. The increase was mainly the result of increased headcount as we continue to invest in the expansion of our sales organization and increased fulfillment costs. Sales and marketing expenses consist of advertising and marketing, salaries and benefits, traveling expenses incurred by our sales team, share-based compensation expenses, provision for bad debts, and fulfillment costs. Included in sales and marketing expenses was non-cash share-based compensation expenses of $0.9 million and $1.6 million for the three and six months ended June 30, 2017, respectively, as compared to $0.6 and $1.1 million for the three and six months ended June 30, 2016, respectively.

General and administrative expenses. General and administrative expenses increased $11.9 million or 90% to $25.1 million, and $13.1 million or 49% to $39.6 million for the three and six months ended June 30, 2017, respectively, from $13.2 million and $26.5 million for the three and six months ended June 30, 2016, respectively. The increase was mainly the result of increased non-cash share-based payments, employee salaries and benefits, non-recurring legal and litigation costs, and acquisition and restructuring costs. For the three months ended June 30, 2017 and 2016, the amounts consisted mainly of non-cash share-based payments of $8.5 million and $6.7 million, non-recurring legal and litigation costs of $8.3 million, including $7.0 million in connection with the TRADS Litigation Settlement (See Part II, Item 1 for a description of the TRADS Litigation Settlement), and $0.2 million, acquisition and restructuring costs of $1.7 million and $0.5 million, other professional fees of $0.8 million and $1.1 million, and employee salaries and benefits of $3.4 million and $2.7 million, respectively. For the six months ended June 30, 2017 and 2016, the amounts consisted mainly of non-cash share-based payments of $15.1 million and $13.5 million, non-recurring legal and litigation costs of $8.8 million, including $7.0 million in connection with the TRADS Litigation Settlement, and $0.7 million, acquisition and restructuring costs of $2.3 million and $0.6 million, other professional fees of $1.4 million and $2.8 million, and employee salaries and benefits of $7.5 million and $5.2 million, respectively. The Company expects a significant reduction in litigation costs going forward.

Depreciation and amortization. Depreciation and amortization expenses increased $0.5 million or 15% to $3.5 million, and $1.3 million or 23% to $6.9 million for the three and six months ended June 30, 2017, respectively, from $3.0 million and $5.6 million for the three and six months ended June 30, 2016, respectively. The increase in depreciation and amortization was mainly due to the amortization of intangible assets resulting from the Q Interactive Acquisition effective on June 8, 2016 and the launch of software developed for internal use in the second quarter of 2016.

Write-off of long-lived assets. As a result of the Q Interactive Integration, we wrote off $3.6 million, primarily relating to the remaining balance of the acquired proprietary technology and trade names, acquired in the Q Interactive Acquisition. We included it in the operating expenses as a write-off of long-lived assets in the first quarter of 2017. There was no such item for the three and six months ended June 30, 2016.

Interest expense, net. Interest expense, net, represented the interest expense and amortization of debt issuance costs associated with (i)  the term loan in the amount of $45.0 million (“Term Loan”) pursuant to a credit agreement entered in December 2015 (“Credit Agreement”), (ii) promissory notes payable to certain stockholders in the amount of $10 million (“Promissory Notes”) pursuant to agreements with certain stockholders in December 2015, and (iii) the incremental term loan in the amount of $15.0 million (“Incremental Term Loan”, together with Term Loan, collectively, “Term Loans”), pursuant to the amendment No. 3 to the Credit Agreement effective in January 2017 (the “Amendment No. 3”). Interest expense, net, increased $0.6 million or 32% to $2.4 million, and $1.0 million or 27% to $4.7 million for the three and six months ended June 30, 2017, respectively, from $1.9 million and $3.7 million for the three and six months ended June 30, 2016, respectively. The increase was mainly attributable to the addition of the Incremental Term Loan. The long-term debt balance, including the current portion of long-term debt and net of unamortized debt issuance costs, was $62.9 million as of June 30, 2017.

Loss before income taxes. For the three months ended June 30, 2017 and 2016, we had a loss before income taxes of $20.4 million and $10.7 million, including non-cash share-based payments of $9.3 million and $7.2 million, depreciation and amortization of $3.5 million and $3.0 million, non-recurring legal and litigation costs of $8.3 million and $0.2 million, and acquisition and restructuring costs of $1.7 million and $0.5 million, respectively. For the six months ended June 30, 2017 and 2016, we had a loss before income taxes of $33.1 million and $21.0 million, including non-cash share-based payments of $16.6 million and $14.6 million, depreciation and amortization of $6.9 million and $5.6 million, non-recurring legal and litigation costs of $8.8 million and $0.7 million, acquisition and restructuring costs of $2.3 million and $0.6 million, and one-time write-off of long-lived assets of $3.6 million and $0, respectively.

Income taxes. Income tax benefit of $0 was recognized for the three and six months ended June 30, 2017, as compared to $3.5 million and $7.0 million for the three and six months ended June 30, 2016, respectively. A full valuation allowance on the net deferred tax assets was recognized for the three and six months ended June 30, 2017, and a full valuation allowance is expected for the remainder of 2017. See Note 7, “Income Taxes,” for details.

Net loss. A net loss of $20.4 million and $33.1 million was recognized for the three and six months ended June 30, 2017, respectively, as compared to $7.2 million and $14.0 million for the three and six months ended June 30, 2016, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the six months ended June 30, 2017 and 2016, net cash provided by operating activities was $2.7 million and $1.1 million, respectively. For the six months ended June 30, 2017, it was mainly the result of the operating income of $3.5 million, after the adjustments of non-cash items of $29.7 million and the unpaid accrual of $7.0 million in connection with the TRADS Litigation Settlement as of June 30, 2017. For the six months ended June 30, 2016, it was mainly the result of the operating income $1.9 million, after the adjustments of non-cash items of $15.9 million.

Cash flows used in investing activities. Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $4.3 million and $6.5 million, respectively, which was mainly due to capitalized costs included in intangible assets of $3.8 million and $5.9 million, for the corresponding periods, respectively.

Cash flows provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2017 was $10.7 million, which was mainly the result of net proceeds from the Incremental Term Loan of $14.0 million in February 2017, partially offset by repayments of long-term debt of $2.6 million. Net cash provided by financing activities for the six months ended June 30, 2016 was $3.2 million, which was mainly due to the net proceeds from the registered direct offering of $4.7 million in May 2016, partially offset by the repayments of long-term debt of $1.1 million.

As of June 30, 2017, the Company had material commitments under non-cancellable data licensing agreements of $24.4 million. For the six months ended June 30, 2017, the Company funded its operations using available cash and proceeds from the Incremental Term Loan.

The Company reported net loss of $20.4 million and $33.1 million for the three and six months ended June 30, 2017, respectively, as compared to $7.2 million and $14.0 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, the Company had an accumulated deficit of $147.4 million.

As of June 30, 2017, the Company had cash and cash equivalents of approximately $19.2 million, of which, $12.8 million was held by Fluent, an increase of $9.1 million from $10.1 million as of December 31, 2016. A portion of this cash held by Fluent may be used by Fluent only for general operating purposes. Based on projections of growth in revenue and operating results in the coming year, and the $15.0 million Incremental Term Loan entered into in January 2017, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months, including payments in connection with the TRADS Litigation Settlement. Subject to revenue growth, the Company may have to continue to raise capital through the issuance of additional equity and/or debt, which, if the Company is able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company. If the Company’s operations do not generate positive cash flow in the upcoming year, or if it is not able to meet the debt covenants specified in the Credit Agreement, as amended, or if it is not able to obtain additional equity or debt financing on terms and conditions acceptable to it, if at all, it may be unable to implement its business plan, or even continue its operations.

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

As of June 30, 2017, we had financed approximately $70.0 million, for the cash portion of the purchase price of the Fluent Acquisition and other general operating purposes, with the proceeds from the Term Loans and Promissory Notes described herein. The Term Loans have an outstanding principal balance, plus paid-in-kind (“PIK”) interest, of $56.9 million, and the Promissory Notes have an outstanding principal balance, plus PIK interest, of $10.6 million. All obligations under the Term Loans mature on December 8, 2020 and our Promissory Notes are due six months after payment in full of our Term Loans. The Credit Agreement governing the Term Loans contains restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and restricts our ability to make certain investments and other restricted payments, including certain intercompany payments of cash and other property. The restrictive covenants in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks. Furthermore, we still may need to incur additional debt to meet future financing needs.

The Term Loans are guaranteed by the Company and the other direct and indirect subsidiaries of the Company, and are secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent, in each case, on an equal and ratable basis. The Term Loans accrue interest at the rate of: (a) either, at Fluent's option, LIBOR (subject to a floor of 0.50%) plus 10.5% per annum, or base rate plus 9.5% per annum, payable in cash, plus (b) 1% per annum, payable, at Fluent's option, in either cash or in-kind. Principal amortization of the Term Loans is $0.7 million per quarter, payable at the end of each calendar quarter, which commenced on March 31, 2017. The Term Loans mature on December 8, 2020.

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain mandatory prepayment provisions, including annual prepayments of the Term Loans with a portion of our excess cash flow. As long as the Term Loans remain outstanding, the restrictive covenants and mandatory prepayment provisions could impair our ability to expand or pursue our business strategies or obtain additional funding. On August 7, 2017, the Company and its subsidiaries entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 provides that there shall be no requirement that the Company and its subsidiaries meet any minimum EBITDA threshold for the twelve-month period ended June 30, 2017. The requirement that Fluent and its subsidiaries meet the required minimum EBITDA threshold for the twelve-month period ended June 30, 2017 was not impacted by Amendment No. 4. As of June 30, 2017, the Company was in compliance with the covenants under the Credit Agreement, after giving effect to Amendment No. 4.

Contractual Obligations

As of June 30, 2017, the Company has the following future contractual obligations:

(In thousands)	Remainder of 2017	2018	2019	2020	2021	2022 and thereafter	Total
Lease agreements	$833	$1,962	$688	$706	$725	$2,055	$6,969
Data license agreements	2,046	4,735	5,570	5,935	4,775	1,302	24,363
Debt	4,996	8,905	9,597	55,667	15,782	-	94,947
Acquisition consideration payable in stock	10,225	-	-	-	-	-	10,225
Litigation settlement	3,500	3,500	-	-	-	-	7,000
Employment agreements	1,150	866	602	150	-	-	2,768
Total	$22,750	$19,968	$16,457	$62,458	$21,282	$3,357	$146,272

The lease agreements represent future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year. The data license agreements of $24.4 million represent material data purchase commitment under non-cancellable data licensing agreements. Debt of $94.9 million represents the payment of principal and interest of the Term Loans and Promissory Notes. Acquisition consideration payable in stock represents the fair value of earn-out shares associated with the Q Interactive Acquisition, payable in 2017. Litigation settlement represents payments, over the course of one year, in connection with the TRADS Litigation Settlement. Employment agreements represent related agreements reached with certain executives, including our Chief Executive Officer and Chief Financial Officer, etc., which provide for compensation and certain other benefits and for severance payments under certain circumstances. The total future contractual obligations as of June 30, 2017 increased by $32.7 million from December 31, 2016, which was primarily due to the increase in data license agreements of $7.6 million, debt of $15.2 million and litigation settlement of $7.0 million.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk for the effect of interest rate changes. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market mutual funds. As of June 30, 2017, we had cash and cash equivalents of $19.2 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the fact that we can redeem such investment freely. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2017, we have the principal amount of long-term debt, plus PIK interest, in the aggregate of $67.5 million, including current portion of long-term debts. Our Term Loans accrue interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, payable in cash, plus an additional 1.0% per annum payable, at Fluent’s election, in-kind or in cash. Interest under the Term Loans is payable monthly, including monthly compounding of PIK interest. Our Promissory Notes have a rate of interest of 10% per annum, which interest is capitalized monthly by adding to the outstanding principal amount of such Promissory Notes. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 10% increase in interest rates relative to our current interest rates would not have a material impact on the fair value of all of our outstanding long-term debts, net. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of the Term Loans. A hypothetical 10% increase or decrease in overall interest rates as of June 30, 2017 would result in an impact to interest expense for the next twelve months by $0.8 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 22, 2017, the Company entered in a settlement agreement with TransUnion and TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”), settling all litigation with TransUnion and TRADS. Company subsidiary, IDI Holdings, LLC (“IDI Holdings”), will pay $7.0 million to TRADS over the course of one year to settle all matters (the “TRADS Litigation Settlement”). The terms of the settlement agreement are confidential. The Company determined that an accrual of $7.0 million, included in general and administrative expenses, was required as of the balance sheet date, June 30, 2017. $6.5 million of this accrual was reflected in accrued expenses and other current liabilities, and the remaining $0.5 million was reflected in other non-current liabilities in the condensed consolidated balance sheet as of June 30, 2017. For a description of the legal proceedings settled in the TRADS Litigation Settlement, see Part I, Item 3 of the Company’s 2016 Form 10-K and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Following the TRADS Litigation Settlement, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings, are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

In addition, we may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of any such matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On August 7, 2017, the Company and its subsidiaries entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 provides that there shall be no requirement that the Company and its subsidiaries meet any minimum EBITDA threshold for the twelve-month period ended June 30, 2017. The requirement that Fluent and its subsidiaries meet the required minimum EBITDA threshold for the twelve-month period ended June 30, 2017 was not impacted by Amendment No. 4. As of June 30, 2017, the Company was in compliance with the covenants under the Credit Agreement, after giving effect to Amendment No. 4.

On August 8, 2017, the Michael Brauser Employment Agreement was terminated, effective June 23, 2017. Mr. Brauser will continue to serve as Chairman of the Board of Directors of the Company but will no longer serve as an officer or employee of the Company, and will no longer serve as principal executive officer of the Company.

On August 8, 2017, the Board of Directors of the Company designated Derek Dubner, our Chief Executive Officer, as the principal executive officer of the Company.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1	Third Amendment to Employment Agreement by and between Cogint, Inc. and Derek Dubner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 17, 2017). +

10.2

Third Amendment to Employment Agreement by and between Cogint, Inc. and Daniel MacLachlan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 17, 2017). +

31.1

Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

Cogint, Inc.

August 9, 2017	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)