Form 10-Q
period 2017-09-30
Cogint, Inc.
filed 2017-11-08
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, the registrant had 59,677,382 shares of common stock outstanding.

COGINT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “cogint,” or the “Company,” refer to Cogint, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

COGINT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	(unaudited)
	September 30, 2017	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$10,323	$10,089
Accounts receivable, net of allowance for doubtful accounts of $2,401 and $790 at September 30, 2017 and December 31, 2016, respectively	37,148	30,958
Prepaid expenses and other current assets	2,315	2,053
Total current assets	49,786	43,100
Property and equipment, net	1,899	1,350
Intangible assets, net	91,554	98,531
Goodwill	166,256	166,256
Other non-current assets	2,425	2,674
Total assets	$311,920	$311,911
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Trade accounts payable	$12,400	$14,725
Accrued expenses and other current liabilities	15,622	6,981
Deferred revenue	444	318
Current portion of long-term debt	2,750	4,135
Total current liabilities	31,216	26,159
Promissory notes payable to certain shareholders, net	10,543	10,748
Long-term debt, net	49,555	35,130
Acquisition consideration payable in stock	10,225	10,225
Total liabilities	101,539	82,262
Shareholders' equity:
Series A preferred stock—$0.0001 par value, 10,000,000 shares authorized; 0 share issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Series B preferred stock—$0.0001 par value, 10,000,000 shares authorized; 0 share issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock—$0.0005 par value, 200,000,000 shares authorized; 56,418,136 and 53,717,996 shares issued at September 30, 2017 and December 31, 2016, respectively; and 56,065,613 and 53,557,761 shares outstanding at September 30, 2017 and December 31, 2016, respectively	28	27
Treasury stock, at cost, 352,523 and 160,235 shares at September 30, 2017 and December 31, 2016, respectively	(1,274)	(531)
Additional paid-in capital	373,087	344,384
Accumulated deficit	(161,460)	(114,231)
Total shareholders’ equity	210,381	229,649
Total liabilities and shareholders’ equity	$311,920	$311,911

See notes to condensed consolidated financial statements

COGINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$57,248	$52,176	$161,038	$132,643
Cost of revenues (exclusive of depreciation and amortization)	37,687	39,658	109,509	97,709
Gross profit	19,561	12,518	51,529	34,934
Operating expenses:
Sales and marketing expenses	6,280	3,699	16,636	10,004
General and administrative expenses	21,365	13,614	60,938	40,148
Depreciation and amortization	3,585	3,507	10,460	9,112
Write-off of long-lived assets	-	4,055	3,626	4,055
Total operating expenses	31,230	24,875	91,660	63,319
Loss from operations	(11,669)	(12,357)	(40,131)	(28,385)
Other income (expense):
Interest expense, net	(2,426)	(1,880)	(7,098)	(5,561)
Other expenses, net	-	-	-	(1,273)
Total other expense	(2,426)	(1,880)	(7,098)	(6,834)
Loss before income taxes	(14,095)	(14,237)	(47,229)	(35,219)
Income taxes	-	(4,493)	-	(11,519)
Net loss	$(14,095)	$(9,744)	$(47,229)	$(23,700)
Loss per share:
Basic and diluted	$(0.25)	$(0.19)	$(0.86)	$(0.56)
Weighted average number of shares outstanding:
Basic and diluted	55,390,247	50,654,690	54,665,776	42,100,504
Comprehensive loss:
Net comprehensive loss	$(14,095)	$(9,744)	$(47,229)	$(23,700)

See notes to condensed consolidated financial statements

COGINT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as at December 31, 2016	53,717,996	$27	160,235	$(531)	$344,384	$(114,231)	$229,649
Vesting of restricted stock units and issuance of restricted stock	2,700,140	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to pay statutory taxes in connection with the vesting of restricted stock units	-	-	192,288	(743)	-	-	(743)
Share-based compensation	-	-	-	-	28,704	-	28,704
Net loss	-	-	-	-	-	(47,229)	(47,229)
Balance as at September 30, 2017	56,418,136	$28	352,523	$(1,274)	$373,087	$(161,460)	$210,381

See notes to condensed consolidated financial statements

COGINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,229)	$(23,700)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,460	9,112
Non-cash interest expenses and related amortization	2,268	1,839
Share-based compensation expense	27,702	21,941
Non-cash loss on exchange of warrants	-	1,273
Write-off of long-lived assets	3,626	4,055
Provision for bad debts	2,352	666
Deferred income tax benefit	-	(11,561)
Changes in assets and liabilities:
Accounts receivable	(8,542)	(3,301)
Prepaid expenses and other current assets	(262)	545
Other non-current assets	249	(549)
Trade accounts payable	(2,325)	5,027
Accrued expenses and other current liabilities	8,641	(533)
Deferred revenue	126	(428)
Net cash (used in) provided by operating activities	(2,934)	4,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,144)	(722)
Capitalized costs included in intangible assets	(5,512)	(7,980)
Acquisition, net of cash acquired	-	(50)
Deposits as collateral	-	(750)
Net cash used in investing activities	(6,656)	(9,502)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	-	4,724
Proceeds for debt obligations, net of debt costs	14,039	(682)
Repayments of long-term debt	(3,472)	(1,688)
Taxes paid related to net share settlement of vesting of restricted stock units	(743)	(305)
Net cash provided by financing activities	9,824	2,049
Net increase (decrease) in cash and cash equivalents	$234	$(3,067)
Cash and cash equivalents at beginning of period	10,089	13,462
Cash and cash equivalents at end of period	$10,323	$10,395
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$4,940	$3,795
Cash paid for income taxes	$-	$-
Share-based compensation expense capitalized in intangible assets	$1,002	$868
Issuance of common stock to a vendor for services rendered	$-	$146
Fair value of acquisition consideration	$-	$21,206
Warrants issued in relation to the term loan	$-	$492

See notes to condensed consolidated financial statements

COGINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared for Cogint, Inc., a Delaware corporation, in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations.

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

Reclassifications

Certain prior period items, including write-off of long-lived assets, have been reclassified to conform to the current period presentation.

Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Recently issued accounting standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein, that is, the first quarter of 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently do not plan to early adopt ASU 2014-09, and we anticipate adopting the standard using the modified retrospective method. We plan to have our preliminary assessment on the impact this guidance will have on our condensed consolidated financial statements and related disclosures in the fourth quarter of 2017.

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

In March 2016, FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting,” which simplifies the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted ASU 2016-09 in the first quarter of 2017 on a retrospective basis. As a result of the adoption, the Company recorded an increase to the deferred tax asset balance and an increase to the corresponding valuation allowance of $301 related to the cumulative-effect adjustment as of January 1, 2017. For the three and nine months ended September 30, 2017, the Company recorded tax expense of $482 and $2,451, respectively, which was offset by a corresponding reduction in the valuation allowance.

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

In November 2016, the FASB issued ASU 2016-18 (“ASU 2016-18”), “Restricted Cash,” which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard on January 1, 2018, and the standard will result in changes to its consolidated statements of cash flows such that restricted cash amounts will be included in the beginning-of-period and end-of-period cash and cash equivalents totals.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (“ASU 2017-04”), “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our condensed consolidated financial statements.

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

The information related to basic and diluted loss per share for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2017	2016	2017	2016
Numerator:
Net loss	$(14,095)	$(9,744)	$(47,229)	$(23,700)
Denominator:
Weighted average shares outstanding - Basic and diluted	55,390,247	50,654,690	54,665,776	42,100,504
Loss per share:
Basic and diluted:	$(0.25)	$(0.19)	$(0.86)	$(0.56)

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

(In thousands)	Amortization period	September 30, 2017	December 31, 2016
Gross amount:
Software developed for internal use	3-10 years	17,945	11,438
Acquired proprietary technology	5 years	11,381	13,532
Customer relationships	7-10 years	34,986	34,986
Trade names	20 years	16,357	18,057
Domain names	20 years	199	191
Databases	5-10 years	31,292	31,292
Non-competition agreements	2-5 years	1,768	1,768
		113,928	111,264
Accumulated amortization:
Software developed for internal use		(1,312)	(505)
Acquired proprietary technology		(4,124)	(2,660)
Customer relationships		(8,431)	(4,840)
Trade names		(1,482)	(916)
Domain names		(17)	(10)
Databases		(6,061)	(3,354)
Non-competition agreements		(947)	(448)
		(22,374)	(12,733)
Net intangible assets:
Software developed for internal use		16,633	10,933
Acquired proprietary technology		7,257	10,872
Customer relationships		26,555	30,146
Trade names		14,875	17,141
Domain names		182	181
Databases		25,231	27,938
Non-competition agreements		821	1,320
		$91,554	$98,531

The gross amount associated with software developed for internal use mainly represents capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases, and non-competition agreements mainly represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC (“Fluent”) effective on December 8, 2015 (the “Fluent Acquisition”) and the acquisition of Q Interactive, LLC (“Q Interactive”) effective on June 8, 2016 (the “Q Interactive Acquisition”).

On January 18, 2017, the Company’s management and Board of Directors approved a plan to merge and fully integrate Q Interactive’s business into Fluent (the “Q Interactive Integration”). As a result, the remaining balance of long-lived assets of $3,626, relating primarily to the acquired proprietary technology and trade names acquired in the Q Interactive Acquisition, was written off to operating expenses as a write-off of long-lived assets.

Amortization expenses of $3,362 and $3,333 for the three months ended September 30, 2017 and 2016, respectively, and $9,931 and $8,726 for the nine months ended September 30, 2017 and 2016, respectively, were included in depreciation and amortization expenses. As of September 30, 2017, intangible assets of $3,444, included in the gross amounts of software developed for internal use, have not been amortized. These intangible assets will start to amortize when they are put into use.

As of September 30, 2017, estimated amortization expenses related to the Company’s intangible assets for the remainder of 2017 through 2022 and thereafter are as follows:

(In thousands)
Year	September 30, 2017
Remainder of 2017	$3,640
2018	14,307
2019	14,042
2020	13,387
2021	10,204
2022 and thereafter	35,974
Total	$91,554

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of September 30, 2017 and December 31, 2016, the balance of goodwill includes $5,227 as a result of the acquisition of Interactive Data, LLC (“Interactive Data”) effective on October 2, 2014, $155,645 as a result of the Fluent Acquisition effective on December 8, 2015, and $5,384 as a result of the Q Interactive Acquisition effective on June 8, 2016.

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

As of September 30, 2017, there are no events or changes in circumstances to indicate that goodwill is impaired.

5. Long-term debt, net

Long-term debt, net, including promissory notes payable to certain shareholders, net, as of September 30, 2017, consist of the following:

	12% term loan,	12% incremental term loan,	10% promissory notes,
(In thousands)	due 2020	due 2020	due 2021	Total
Principal amount	$41,203	$14,485	$10,000	$65,688
Less: unamortized debt issuance costs	3,156	783	330	4,269
Add: PIK interest accrued to the principal balance	546	10	873	1,429
Long-term debt, net	38,593	13,712	10,543	62,848
Less: Current portion of long-term debt	2,062	688	-	2,750
Long-term debt, net (non-current)	$36,531	$13,024	$10,543	$60,098

Long-term debt, net, including promissory notes payable to certain shareholders, net, as of December 31, 2016, consist of the following:

	12% term loan,	10% promissory notes,
(In thousands)	due 2020	due 2021	Total
Principal amount	$42,750	10,000	$52,750
Less: unamortized debt issuance costs	3,964	384	4,348
Add: PIK interest accrued to the principal balance	479	1,132	1,611
Long-term debt, net	39,265	10,748	50,013
Less: Current portion of long-term debt	4,135	-	4,135
Long-term debt, net (non-current)	$35,130	$10,748	$45,878

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

Prior to the Amendment No. 3 to Credit Agreement entered into on January 19, 2017 (the “Amendment No. 3”), payments of principal in the amount of $563 each were due on the last day of each quarter, commencing March 31, 2016. Additionally, 50% of excess cash flow of Fluent and its subsidiaries for the immediately preceding fiscal year is required, in the Term Loan Agent’s sole discretion, to be paid towards the Term Loan obligations, commencing with the fiscal year ending December 31, 2016. As a result of the excess cash flow for the year ended December 31, 2016, we reclassified a total amount of $1,885 into current portion of long-term debt in the condensed consolidated balance sheet as of December 31, 2016. Because the Term Loan Agent refused the prepayment, we reclassified the $1,885 back to non-current portion of long-term debt in the first quarter of 2017. The Credit Agreement provides for certain other customary mandatory prepayments upon certain events, and also provides for certain prepayment premiums during the first four years of the Term Loan, provided that the prepayment premiums are not applicable to scheduled payments of principal, the required excess cash flow payments and certain other required prepayments.

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

The Credit Agreement, as amended, contains customary representations and warranties, covenants (including certain financial covenants), and events of default, upon the occurrence of which the Term Loan Agent may accelerate the obligations under the Credit Agreement. Certain restrictive covenants impose limitations on the way we conduct our business, including limitations on the amount of additional debt we can incur and restricts our ability to make certain investments and other restricted payments, including certain intercompany payments of cash and other property. The financial covenants include the requirement that the Company and its subsidiaries attain, on a quarterly basis, certain minimum EBITDA thresholds for the immediately preceding twelve-month period, Fluent and its subsidiaries attain, on a quarterly basis, certain minimum EBITDA thresholds for the immediately preceding twelve-month period, Fluent and its subsidiaries meet certain leverage ratios on a quarterly basis, Fluent and its subsidiaries meet certain fixed charge coverage ratios on a quarterly basis, and Fluent and its subsidiaries maintain at all times cash and cash equivalent balances of at least $2.0 million (or such lesser amount agreed to by the Term Loan Agent), in the aggregate. On August 7, 2017, the Company and its subsidiaries entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 provides that there shall be no requirement that the Company and its subsidiaries meet any minimum EBITDA threshold for the twelve-month period ended June 30, 2017. The requirement that Fluent and its subsidiaries meet the required minimum EBITDA threshold for the twelve-month period ended June 30, 2017 was not impacted by Amendment No. 4. As of June 30, 2017, the Company was in compliance with the covenants under the Credit Agreement, after giving effect to Amendment No. 4. On November 3, 2017, the Company and its subsidiaries entered into Amendment No. 5 to the Credit Agreement (“Amendment No. 5”). Amendment No. 5 provides for certain amendments to the definition of EBITDA by adding back acquisition and restructuring costs resulting from the Business Combination Transaction (as defined below), and non-recurring costs relating to litigation with TRADS that we settled on July 22, 2017. Amendment No. 5 also amends the minimum EBITDA threshold for the Company and its subsidiaries beginning with the quarter ended September 30, 2017. In addition, Amendment No. 5 allows for additional transfer of cash from Fluent to the Company, provided that Fluent maintains a minimum cash balance. As of September 30, 2017, the Company was in compliance with the covenants under the Credit Agreement, after giving effect to Amendment No. 5.

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

Promissory Notes

On December 8, 2015, the Company entered into and consummated the promissory notes financing (the “Promissory Notes”) with each of Frost Gamma Investment Trust (“Frost Gamma”), an affiliate of Phillip Frost, M.D., the Vice Chairman of the Company’s Board of Directors, Michael Brauser, Chairman of the Board of Directors, and another investor (collectively, the “Promissory Note Investors”), pursuant to which the Company issued Promissory Notes of $5.0 million to Frost Gamma, $4.0 million to Michael Brauser, and $1.0 million to another investor, for an aggregate financing in the amount of $10.0 million. The Promissory Note Investors received (i) a promissory note in the principal amount equal to the amount of their respective promissory notes, with a rate of interest of 10% per annum, which interest shall be capitalized monthly by adding to the outstanding principal amount of such Promissory Notes, and (ii) a grant of 100 shares of convertible Series B preferred stock (“Series B Preferred”) for each $1.0 million increment of their respective Promissory Notes, with a total of 1,000 shares of Series B Preferred granted (“Promissory Note Shares”), pursuant to fee letter agreements. Each share of Series B Preferred automatically converted into 50 shares of common stock in February 2016.

Under the terms of the Promissory Notes, the Company is required to repay the principal and all accrued interest six months after the repayment of all amounts due under the Credit Agreement, except that the Company may repay the Promissory Notes earlier from the proceeds of a round of public equity financing. During the nine months ended September 30, 2017, the Company repaid accrued paid-in-kind (“PIK”) interest of $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively.

The fair value of Promissory Note Shares of $413 was calculated by multiplying the closing common stock market price of the Company on December 8, 2015 of $8.45, with the total shares granted, as converted, which was recognized as debt issuance costs.

In connection with the Promissory Notes, on December 8, 2015, the Company, each lender under the Promissory Notes, and the Term Loan Agent, etc. entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the debt under the Promissory Notes was made expressly subordinate to the debt under the Credit Agreement. In addition, the Subordination Agreement restricts the terms of the Promissory Notes. The terms of the Subordination Agreement shall remain in effect until such time that all obligations under the Credit Agreement are paid in full.

The net balance of Promissory Notes is presented as promissory notes payable to certain shareholders, net, in the condensed consolidated balance sheet.

Fair value

As mentioned above, the Company’s long-term debt outstanding as of September 30, 2017 represented 1) the Term Loans with interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum and 2) the Promissory Notes pursuant to the agreements effective December 8, 2015, with a rate of interest of 10% per annum. Considering the Term Loans have a variable interest rate, and interest rates have been relatively stable, we regard the fair values of the long-term debt to approximate their carrying amount as of September 30, 2017. This fair value assessment represents Level 2 measurements.

6. Income taxes

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

The Company’s effective income tax rate differed from the statutory federal income tax rate of 34% for the three and nine months ended September 30, 2017 and 2016. For the three and nine months ended September 30, 2017, the effective income tax rate was 0%, and the difference is mainly the result of the full valuation allowance applied against the Company’s deferred tax assets and state income taxes. For the three and nine months ended September 30, 2016, the effective income tax rate was 32% and 33%, respectively, and this difference is primarily due to state income taxes and nondeductible expenses.

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

The balance of unrecognized tax benefits as of September 30, 2017 and December 31, 2016 was $1,668. In the Company’s tax return filed for the year ended December 31, 2015, a loss of $4,375, resulting from the disposal of all assets and liabilities related to the Company’s Chinese and British Virgin Islands based subsidiaries (collectively, the “Advertising Business”) in 2015, was included. This uncertain tax position of $1,668 is reflected as a reduction in deferred tax assets. Based on management’s assessment, no tax benefit has been recognized for the loss mentioned above. This unrecognized tax benefit, if recognized, would favorably affect the Company’s annual effective tax rate before application of any valuation allowance. The Company has not accrued any interest or penalties as of September 30, 2017 with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

7. Common stock, treasury stock and warrants

Common stock

As of September 30, 2017 and December 31, 2016, the number of issued shares of common stock was 56,418,136 and 53,717,996, respectively, which included shares of treasury stock of 352,523 and 160,235, respectively.

The change in the number of issued shares of common stock during the nine months ended September 30, 2017 was due to the issuance of an aggregate of 2,700,140 shares of common stock from the vesting of restricted stock units (“RSUs”) and the issuance of restricted stock, including 192,288 shares of common stock withheld to pay withholding taxes upon such vesting, which are reflected in treasury stock.

Treasury stock

As of September 30, 2017 and December 31, 2016, the Company held shares of treasury stock of 352,523 and 160,235, with a cost of $1,274 and $531, respectively. This increase in treasury stock during the nine months ended September 30, 2017 was due to shares withheld to pay withholding taxes upon the vesting of RSUs.

Warrants

As of September 30, 2017 and December 31, 2016, warrants to purchase an aggregate of 2,220,102 shares of common stock were outstanding, with exercise prices ranging from $3.75 to $10.00 per share.

8. Share-based payments

As of September 30, 2017, the Company maintains two share-based incentive plans: the 2008 Share Incentive Plan (the “2008 Plan”), which was carried forward as a result of the reverse acquisition between the Company and The Best One, Inc. (“TBO”) consummated on March 21, 2015, whereby TBO became a wholly-owned subsidiary of the Company (the “TBO Merger”), and the Cogint, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), approved during the annual meeting of stockholders on June 2, 2015, which authorized the issuance of 2,500,000 shares of common stock. The total shares of common stock authorized for issuance under the 2015 Plan was increased on June 3, 2016 to 12,500,000 shares, and subsequently increased on September 6, 2017 to 13,500,000 shares, which subsequent increase becomes effective 20 days after the mailing of the stockholder notice on Schedule 14C. The primary purpose of the 2015 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of September 30, 2017, there were 180,568 and 3,838,658 shares (inclusive of the increase of 1,000,000 shares to the 2015 Plan approved on September 6, 2017) of common stock reserved for issuance under the 2008 Plan and the 2015 Plan, respectively.

Shares issued outside of the 2008 Plan and 2015 Plan

The following RSUs were issued outside of the 2008 Plan and 2015 Plan:

Marlin Capital Investments, LLC (“Marlin Capital”), a company which our Chairman Michael Brauser owns 50% and is one of two managers, holds RSUs representing the right to receive 2,000,000 shares of the Company’s common stock, which RSUs are outside of the 2008 Plan and 2015 Plan. These RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company. Share-based compensation expenses of $315 and $315 for the three months ended September 30, 2017 and 2016, respectively, and $937 and $937 for the nine months ended September 30, 2017 and 2016, respectively, associated with shares under the Marlin Capital agreement, were recognized.

Effective November 16, 2015, the Company entered into an employment agreement with Michael Brauser (the “Michael Brauser Employment Agreement”) relating to his service as Executive Chairman of the Board of Directors, pursuant to which, Michael Brauser will receive an annual base salary of $25 payable in accordance with the Company’s general payroll practices and RSUs outside of the 2008 Plan and 2015 Plan representing the right to receive 5,000,000 shares of common stock. The issuance of shares of common stock underlying the RSUs was approved by the stockholders at the annual meeting in 2016. These RSUs vest ratably over a four-year period; provided, however, that no portion of the RSUs shall vest unless and until the Company has gross revenue in excess of $100.0 million and positive EBITDA in any one fiscal year during the vesting period (the “Vesting Conditions”). In addition, such RSUs vest in full upon a Company change in control, termination of Michael Brauser without cause, termination by Michael Brauser for good reason, or Michael Brauser’s death or disability. The Company determined that the Vesting Conditions were met, effective March 14, 2017, and as a result, 1,250,000 shares were vested, but Michael Brauser has elected to defer delivery of any vested RSUs until his separation from service from the Company or death or disability. Effective on June 23, 2017, the Michael Brauser Employment Agreement was terminated. Mr. Brauser continues to serve as Chairman of the Board of Directors of the Company. On September 6, 2017, the Company entered into a consulting services agreement with Mr. Brauser, effective on June 23, 2017, for a term of four years (the “Consulting Agreement”), under which Mr. Brauser will serve as a strategic advisor to cogint but will receive no salary for such services. In consideration for Mr. Brauser’s services, the Consulting Agreement provides for continued vesting on all outstanding RSUs granted to Mr. Brauser before the effective date of the Consulting Agreement.

On December 8, 2015, at the time Dr. Phillip Frost joined the Board of Directors of the Company as Vice Chairman, Frost Gamma was granted 3,000,000 RSUs, outside of the 2008 Plan and 2015 Plan. The issuance of shares of common stock underlying such RSUs was approved by the stockholders at the annual meeting in 2016. These grants were fully vested on December 8, 2015, but Frost Gamma has elected to defer delivery of any vested RSUs until Dr. Phillip Frost’s separation from service from the Company or death or disability.

Share options

Details of share options activity during the nine months ended September 30, 2017 were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2016	352,000	$10.25	4.4 years	$-
Outstanding as of September 30, 2017	352,000	$10.25	3.6 years	$-
Options vested and expected to vest as of September 30, 2017	352,000	$10.25	3.6 years	$-
Options exercisable as of September 30, 2017	294,500	$8.36	2.7 years	$-

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on September 30, 2017 of $4.90 and the exercise price, multiplied by the number of in-the-money stock options as of the same date.

The unvested balance of options is shown below for the nine months ended September 30, 2017:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term
Unvested as of December 31, 2016	68,750	$8.91	8.9 years
Vested	(11,250)	$7.44
Unvested as of September 30, 2017	57,500	$9.19	8.2 years

Compensation expenses recognized from employee stock options for the three months ended September 30, 2017 and 2016 of $31 and $35, respectively, and $91 and $82 for the nine months ended September 30, 2017 and 2016, respectively, were recognized in general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2017, unrecognized share-based compensation cost relating to granted share options amounted to $274, which are expected to be recognized over a weighted average period of 2.2 years.

Restricted stock units and restricted stock

Details of unvested RSUs and restricted stock activity during the nine months ended September 30, 2017 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2016	12,407,029	$8.40
Granted (1)	2,732,000	$5.61
Vested and delivered	(2,357,852)	$6.58
Withheld as treasury stock (2)	(192,288)	$6.86
Vested not delivered (3)	(1,660,001)	$3.36
Forfeited	(172,416)	$5.80
Unvested as of September 30, 2017	10,756,472	$8.94

(1)	650,000 shares of restricted stock were granted during the nine months ended September 30, 2017, and 150,000 shares of restricted stock were unvested as of September 30, 2017.
(2)	As discussed in Note 7, the increase in treasury stock was due to shares withheld to pay statutory withholding taxes upon the vesting of RSUs during the nine months ended September 30, 2017.
(3)	Vested not delivered represent the vested RSUs with deferred delivery at a future time. As of September 30, 2017, the cumulative shares of RSUs included in “vested not delivered” above were 5,767,668.

The Company recognized share-based compensation (included in sales and marketing expenses, and general and administrative expenses in the condensed consolidated statements of operations, and intangible assets in the condensed consolidated balance sheets) for these RSUs and restricted stock of $11,461 and $7,615 for the three months ended September 30, 2017 and 2016, respectively, and $28,613 and $22,561 for the nine months ended September 30, 2017 and 2016, respectively. The fair value of the RSUs and restricted stock was estimated using the market value of the Company’s common stock on the date of grant, which was equivalent to the closing price of the common stock on the grant date.

As of September 30, 2017, unrecognized share-based compensation expenses associated with the granted RSUs and restricted stock amounted to $59,625, which are expected to be recognized over a weighted average period of 1.9 years.

Shares issued to third-party vendors

The Company issues shares to certain third-party vendors from time to time in lieu of cash for services rendered. Stock compensation expenses for shares issued to third-party vendors of $0 and $37 for the three months ended September 30, 2017 and 2016, respectively, and $0 and $166 for the nine months ended September 30, 2017 and 2016, respectively, were recognized in general and administrative expenses.

The share-based compensation expenses for the Company’s share options, RSUs and common stock were allocated to the following accounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Sales and marketing expenses	$862	$657	$2,428	$1,778
General and administrative expenses	10,209	6,661	25,274	20,163
	11,071	7,318	27,702	21,941
Capitalized in intangible assets	421	369	1,002	868
Total	$11,492	$7,687	$28,704	$22,809

9. Segment information

The Company currently manages its operations in two reportable segments, Information Services and Performance Marketing. The segments reflect the way the Company evaluates its business performance and manages its operations.

Information regarding our Information Services and Performance Marketing segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenue:
Information Services	$22,808	$14,803	$57,863	$39,254
Performance Marketing	34,440	37,373	103,175	93,389
	$57,248	$52,176	$161,038	$132,643
Loss (income) from operations:
Information Services	$(7,227)	$(10,000)	$(20,780)	$(19,963)
Performance Marketing	1,120	1,819	49	6,065
	(6,107)	(8,181)	(20,731)	(13,898)
Corporate (1)	(5,562)	(4,176)	(19,400)	(14,487)
	$(11,669)	$(12,357)	$(40,131)	$(28,385)
Depreciation and amortization:
Information Services	$1,818	$1,665	$4,802	$4,221
Performance Marketing	1,767	1,842	5,658	4,891
	$3,585	$3,507	$10,460	$9,112
Write-off of long-lived assets
Information Services	$-	$4,055	$1,189	$4,055
Performance Marketing	-	-	2,437	-
	$-	$4,055	$3,626	$4,055
Share-based compensation expense:
Information Services	$4,786	$2,923	$11,481	$8,884
Performance Marketing	1,190	858	3,454	2,345
	5,976	3,781	14,935	11,229
Corporate (1)	5,095	3,537	12,767	10,712
	$11,071	$7,318	$27,702	$21,941
Capital expenditure:
Information Services	$1,972	$1,892	$5,759	$7,826
Performance Marketing	416	331	897	876
	$2,388	$2,223	$6,656	$8,702

(In thousands)	September 30, 2017	December 31, 2016
Assets:
Information Services	$90,419	$91,405
Performance Marketing	201,017	197,937
	291,436	289,342
Corporate (2)	20,484	22,569
	$311,920	$311,911
Intangible assets, net:
Information Services	$52,706	$52,424
Performance Marketing	38,848	46,107
	$91,554	$98,531
Goodwill:
Information Services	$44,178	$44,178
Performance Marketing	122,078	122,078
	$166,256	$166,256
(1)

Corporate primarily represents corporate administrative costs that are not allocated to individual segments. The segment information for the three and nine months ended September 30, 2016 was reclassified to conform to the current period presentation.

(2)

Assets of corporate primarily represents corporate’s assets that are not allocated to individual segments. The segment information as of December 31, 2016 was reclassified to conform to the current period presentation.

A reconciliation of loss from operations from segments to loss before income taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Loss from operations from segments	$(6,107)	$(8,181)	$(20,731)	$(13,898)
Corporate (1)	(5,562)	(4,176)	(19,400)	(14,487)
Total other expense (2)	(2,426)	(1,880)	(7,098)	(6,834)
Loss before income taxes	$(14,095)	$(14,237)	$(47,229)	$(35,219)
(1)	Corporate primarily represents corporate administrative costs that are not allocated to individual segments.
(2)	Other expense, primarily represents non-operating income and expense, including interest expense, net, and other expenses, net, which the Company does not allocate into segments.

Revenue by geography is based on the location of the customers. The following table sets forth revenue by geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenue:
United States	$55,755	$47,372	$153,601	$119,385
Outside of the United States (1)	1,493	4,804	7,437	13,258
	$57,248	$52,176	$161,038	$132,643

(1)	No individual country, other than disclosed above, exceeded 10% of total consolidated revenue for any period presented.

10. Related party transactions

For the three and nine months ended September 30, 2017 and 2016, material related party transactions were as follows:

Promissory Notes

On December 8, 2015, the Company entered into the Promissory Notes with certain investors, for an aggregate financing of $10.0 million, pursuant to which the Company received $5.0 million from Frost Gamma, $4.0 million from Michael Brauser, and $1.0 million from another investor. As of September 30, 2017, the principal, plus accrued PIK interest, of such Promissory Notes, owing to Frost Gamma, Michael Brauser and such other investor, were $5,437, $4,349, and $1,087, respectively. During the nine months ended September 30, 2017, the Company repaid $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively. See Note 5, “Long-term debt, net,” for details.

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

Earn-out Shares

On March 11, 2016, the Company issued 900,108 common earn-out shares to Frost Gamma, and 1,800,220 Series A earn-out shares to certain investors (which were converted to 1,800,220 shares of common stock in March 2016), including 567,069 shares to Grander Holdings, Inc. 401K, an entity owned by Michael Brauser, upon a Board of Directors determination that certain financial targets had been achieved as set forth in the merger agreement of the TBO Merger effective on March 21, 2015.

Business Consulting Agreement

Marlin Capital holds RSUs representing the right to receive 2,000,000 shares of the Company’s common stock. These RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company. Share-based compensation expenses of $315 and $315 for the three months ended September 30, 2017 and 2016, respectively, and $937 and $937 for the nine months ended September 30, 2017 and 2016, respectively, associated with shares under the Marlin Capital agreement, were recognized, respectively. See Note 8, “Share-based payments,” for details.

Others

Effective on August 1, 2015, the Company entered into a consulting agreement with DAB Management Group Inc. (“DAB”) for DAB to provide consulting services related to business development, future acquisitions and strategic transactions for a term of six months, and shall automatically renew for additional six-month periods, unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term (the “DAB Agreement”). DAB is owned by Daniel Brauser, a director of the Company at the time the DAB Agreement was entered into and the son of Michael Brauser, our Chairman. Under the DAB Agreement, the consulting service fee is $20 per month. The Company recognized consulting service fee of $60 each for the three months ended September 30, 2017 and 2016, and $180 each for the nine months ended September 30, 2017 and 2016.

In October 2015, the Company entered into a Non-Exclusive Aircraft Dry Lease Agreement with Brauser Aviation, LLC, an affiliated entity of our Chairman, to pay a set hourly rate for Company-related usage of the aircraft. The Company recognized aircraft lease fee of $0 and $58 for the three months ended September 30, 2017 and 2016, respectively, and $27 and $168 for the nine months ended September 30, 2017 and 2016, respectively.

On September 6, 2017, the Company entered into the Consulting Agreement with Mike Brauser, effective on June 23, 2017, for a term of four years, under which, Mr. Brauser will serve as a strategic advisor to cogint but will receive no salary for such services. In consideration for Mr. Brauser’s services, the Consulting Agreement provides for continued vesting on all outstanding RSUs granted to Mr. Brauser before the effective date of the Consulting Agreement. See Note 8, “Share-based payments,” for details.

11. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $1,179 and $874 for the three months ended September 30, 2017 and 2016, respectively, and $3,400 and $2,757 for the nine months ended September 30, 2017 and 2016, respectively, under certain non-cancellable data licensing agreements. As of September 30, 2017, material capital commitments under non-cancellable data licensing agreements were $24,321, shown as follows:

(In thousands)
Year	September 30, 2017
Remainder of 2017	$1,074
2018	4,990
2019	5,930
2020	6,250
2021	4,775
2022 and thereafter	1,302
Total	$24,321

(b) Contingency

On July 22, 2017, the Company entered in a settlement agreement with TransUnion and TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”), settling all litigation with TransUnion and TRADS. Company subsidiary, IDI Holdings, LLC (“IDI Holdings”), will pay $7,000 to TRADS over the course of one year to settle all matters (the “TRADS Litigation Settlement”). The terms of the settlement agreement are confidential. The Company recorded the expense of $7,000 in general and administrative expenses during the three months ended June 30, 2017. As of September 30, 2017, the remaining unpaid balance of $5,000 was reflected in accrued expenses and other current liabilities in the condensed consolidated balance sheet. For a description of the legal proceedings settled in the TRADS Litigation Settlement, see Part I, Item 3 of the Company’s 2016 Form 10-K and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

12. Business Combination Agreement

On September 6, 2017, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with BlueFocus International Limited (“BlueFocus”), a private company limited by shares registered in Hong Kong. Under the terms of the Business Combination Agreement, the Company will issue to BlueFocus shares of the Company’s common stock, representing 63% of the Company’s common stock on a fully diluted, post-transaction basis (the “Purchased Shares”). In consideration of the Purchased Shares, BlueFocus will contribute to the Company (i) all of the issued and outstanding membership interests, shares of capital stock, and/or other equity interests of certain entities (the “Contributed Entities”), (ii) $100.0 million in cash (the “Cash Consideration”) and if applicable, certain net working capital adjustments, and (iii) repay, assume, or refinance indebtedness for borrowed money of the Company as of the Closing (as defined below). We refer to the issuance of the Purchased Shares in consideration of the contribution of the Contributed Entities and the Cash Consideration, together with the Cash Dividend hereinafter described, as the “Business Combination Transaction.”

As a condition to closing the Business Combination Transaction (the “Closing”), immediately before Closing, cogint will contribute its data and analytics operations and assets (the “IDI Business”) into its wholly-owned subsidiary, Red Violet, Inc. (“Red Violet”). The shares of Red Violet will be distributed as a stock dividend (the “Spin-Off”) to cogint stockholders of record as of the record date (the “Record Date”) and to holders of derivative securities who are entitled to participate in such a dividend in accordance with the terms of their securities. Before the Company effects the Spin-Off, Red Violet will file with the SEC a Registration Statement on Form 10 (the “Form 10”), registering under the Securities Exchange Act of 1934, the shares of Red Violet to be distributed in the Spin-Off. As a result, upon completion of the Spin-Off, cogint stockholders will hold shares of two public companies, cogint and Red Violet. We expect cogint common stock to continue trading on the NASDAQ Stock Market (the “NASDAQ”) and we intend to apply for listing the Red Violet shares on NASDAQ.

The Cash Consideration, after deductions for certain transaction expenses and an amount up to $20.0 million to capitalize Red Violet at the time of the Spin-Off, will be distributed pro rata as a cash dividend or payment (the “Cash Dividend”) to the holders of cogint common stock and the holders of certain warrants of the Company. The Cash Dividend is contingent on Closing.

Before the Record Date, cogint expects to accelerate the vesting of all outstanding RSUs and deliver all shares of common stock underlying such RSUs so that such shares will participate in the Spin-Off and Cash Dividend pro rata.  Also, before the Record Date, cogint expects to vest all outstanding stock options, and any options not exercised before the Record Date will terminate on the Record Date, except for options issued under the 2015 Plan, which will terminate immediately before the Closing. Options outstanding but unexercised on the Record Date will not be equitably adjusted in respect of the Spin-off, the Cash Dividend, or otherwise. Shares issued pursuant to any option exercised before the Record Date will participate in the Spin-off and Cash Dividend pro rata.  In addition, before the Record Date, cogint expects to vest all outstanding shares of restricted stock, so that such shares will participate in the Spin-off and Cash Dividend pro rata, and holders of warrants to purchase cogint common stock will participate in the Spin-off and Cash Dividend pro rata, in accordance with the terms of their warrants.

There are certain conditions to the Closing and the other transactions contemplated by the Business Combination Agreement, which include the receipt of the required Company stockholders’ approval, the consent under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and the Committee on Foreign Investment in the United States (“CFIUS”) approval, the effectiveness of the Form 10 and consummation of the Spin-Off, the approval by NASDAQ of the listing of the Purchased Shares, and others.

13. Subsequent events

Intracoastal and Anson Warrant Amendments

On October 17, 2017, the Company entered into certain amendment agreements (collectively, the “Intracoastal and Anson Warrant Amendments”) with warrant holders, representing a total of 861,769 warrants to purchase the Company’s common stock, previously granted to Intracoastal Capital, LLC (“Intracoastal”) and Anson Investments Master Fund LP (“Anson”). Pursuant to the Warrant Amendments, the Company agreed to reduce the exercise price of all common stock warrants described above to $3.00 per share, and Intracoastal and Anson separately agreed to exercise all common stock warrants held by them. The proceeds from the exercise were approximately $2.6 million, which were received in October 2017.

The Intracoastal and Anson Warrant Amendments also provide that the Company deliver to each of Anson and Intracoastal an additional warrant for common stock equal to 25% of the number of shares exercised, at an exercise price of $5.35 per share (collectively, the “Additional Warrants”). The Additional Warrants provided to Intracoastal and Anson are exercisable into 184,193 shares and 31,250 shares of common stock, respectively. The Additional Warrants are exercisable from the date of issuance and expire on the earlier of the close of business on the two-year anniversary of (i) the date the registration statement registering the resale of the underlying shares is declared effective by the SEC, or (ii) the commencement date that such Additional Warrant may be exercised by means of a “cashless exercise.” These Additional Warrants do not participate in the Cash Dividend or Spin-Off of the Business Combination Transaction.

Whitehorse Warrant Amendments

On November 3, 2017, the Company entered into warrant amendments (the "Whitehorse Warrant Amendments") with H.I.G. Whitehorse SMA ABF, L.P., H.I.G. Whitehorse SMA Holdings I, LLC and Whitehorse Finance, Inc., regarding an aggregate of 300,000 Whitehorse Warrants to purchase the Company’s common stock (the “Whitehorse Shares”), at an original exercise price of $5.0829 per share. Pursuant to the Whitehorse Warrant Amendments, the Company agreed to reduce the exercise price of all common stock warrants described above to $3.00 per share, and each warrant holder set forth above separately agreed to exercise all common stock warrants held by them within 30 days. Pursuant to the terms of the Whitehorse Warrant Amendments, the warrant holders are prohibited from engaging or otherwise agreeing to any sale, pledge, or other transfer of the Whitehorse Shares for a period of 120 days (the “Whitehorse Lock-Up Period”) following the exercise of such warrants in full. Following the Whitehorse Lock-Up Period, (i) the warrant holders may only sell such number of shares underlying the warrants representing up to 5% of the Company’s daily trading volume on the immediately prior trading day prior to a sale and (ii) the warrant holders may not transfer any of the Whitehorse Shares for less than $4.50 per share, provided that the warrant holders may not transfer any Whitehorse Shares unless the Company has an effective registration statement permitting the resale of the Whitehorse Shares. Provided that such warrant holders have exercised the Whitehorse Warrants, upon either the Record Date or the termination of the Business Combination Agreement, such warrant holders can require the Company to purchase from them all the Whitehorse Shares at a price of $4.50 per share.

Acquisition consideration payable in stock

In relation to the Q Interactive Acquisition, Selling Source, LLC (“Selling Source”), the seller, was entitled to receive additional consideration as it was concluded that the earn-out target (the “Q Interactive Earn-out Target”) specified in the purchase agreement had been met. As of September 30, 2017 and December 31, 2016, after certain measurement period adjustments, the net balance of acquisition consideration payable in stock of $10,225 was recognized. We used the probability-weighted method to determine the fair value of the acquisition consideration payable in stock, and this fair value assessment represents Level 3 measurements. It is classified as a non-current liability in the condensed consolidated balance sheets because this liability will be settled with the Company’s common stock. On November 3, 2017, the Company issued a total of 2,750,000 shares of common stock to settle the acquisition consideration payable in stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 14, 2017 (“2016 Form 10-K”), and other filings we make with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

We own hundreds of media properties, through which we engage millions of consumers everyday with interactive content, such as job postings, cost savings, surveys, promotions and sweepstakes that generate on average over 850,000 consumer registrations and over 8.8 million compiled survey responses daily, with a recent record high of over 1.0 million registrations and over 10.3 million compiled survey responses in a single day. Our owned media properties alone have created a database of approximately 130 million U.S. adults with detailed profiles, including 224 million unique email addresses, across over 75 million households. With meaningful, people-based interaction that focuses on consumer behavior and declared first-party data, leveraged on a mobile-centric platform that provides seamless omni-channel capabilities, we have the ability to target and develop comprehensive consumer profiles that redefine the way advertisers view their most valuable customers.

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

Business Combination Agreement

On September 6, 2017, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with BlueFocus International Limited (“BlueFocus”), a private company limited by shares registered in Hong Kong. Under the terms of the Business Combination Agreement, the Company will issue to BlueFocus shares of the Company’s common stock, representing 63% of the Company’s common stock on a fully diluted, post-transaction basis (the “Purchased Shares”). In consideration of the Purchased Shares, BlueFocus will contribute to the Company (i) all of the issued and outstanding membership interests, shares of capital stock, and/or other equity interests of certain entities (the “Contributed Entities”), (ii) $100.0 million in cash (the “Cash Consideration”) and if applicable, certain net working capital adjustments, and (iii) repay, assume, or refinance indebtedness for borrowed money of the Company as of the Closing (as defined below). We refer to the issuance of the Purchased Shares in consideration of the contribution of the Contributed Entities and the Cash Consideration, together with the Cash Dividend hereinafter described, as the “Business Combination Transaction.”

As a condition to closing the Business Combination Transaction (the “Closing”), immediately before Closing, cogint will contribute its data and analytics operations and assets (the “IDI Business”) into its wholly-owned subsidiary, Red Violet, Inc. (“Red Violet”). The shares of Red Violet will be distributed as a stock dividend (the “Spin-Off”) to cogint stockholders of record as of the record date (the “Record Date”) and to holders of derivative securities who are entitled to participate in such a dividend in accordance with the terms of their securities. Before the Company effects the Spin-Off, Red Violet will file with the SEC a Registration Statement on Form 10 (the “Form 10”), registering under the Exchange Act, the shares of Red Violet to be distributed in the Spin-Off. As a result, upon completion of the Spin-Off, cogint stockholders will hold shares of two public companies, cogint and Red Violet. We expect cogint common stock to continue trading on the NASDAQ Stock Market (the “NASDAQ”) and we intend to apply for listing the Red Violet shares on NASDAQ.

The Cash Consideration, after deductions for certain transaction expenses and an amount up to $20.0 million to capitalize Red Violet at the time of the Spin-Off, will be distributed pro rata as a cash dividend or payment (the “Cash Dividend”) to the holders of company common stock and the holders of certain warrants of the Company. The Cash Dividend is contingent on Closing.

Before the Record Date, cogint expects to accelerate the vesting of all outstanding RSUs and deliver all shares of common stock underlying such RSUs so that such shares will participate in the Spin-Off and Cash Dividend pro rata.  Also, before the Record Date, cogint expects to vest all outstanding stock options, and any options not exercised before the Record Date will terminate on the Record Date, except for options issued under the 2015 Plan, which will terminate immediately before the Closing. Options outstanding but unexercised on the Record Date will not be equitably adjusted in respect of the Spin-off, the Cash Dividend, or otherwise. Shares issued pursuant to any option exercised before the Record Date will participate in the Spin-off and Cash Dividend pro rata.  In addition, before the Record Date, cogint expects to vest all outstanding shares of restricted stock, so that such shares will participate in the Spin-off and Cash Dividend pro rata, and holders of warrants to purchase cogint common stock will participate in the Spin-off and Cash Dividend pro rata, in accordance with the terms of their warrants.

There are certain conditions to the Closing and the other transactions contemplated by the Business Combination Agreement, which include the receipt of the required Company stockholders’ approval, the consent under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and the Committee on Foreign Investment in the United States (“CFIUS”) approval, the effectiveness of the Form 10 and consummation of the Spin-Off, the approval by NASDAQ of the listing of the Purchased Shares, and others.

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

For additional information, please refer to our 2016 Form 10-K, filed with the SEC on March 14, 2017. There have been no material changes to Critical Accounting Policies and Estimates disclosed in the 2016 Form 10-K.

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in the Notes to Condensed Consolidated Financial Statements.

Third Quarter Financial Highlights

For the three months ended September 30, 2017, as compared to the three months ended September 30, 2016:

•	Total revenue increased 10% to $57.2 million.
•	Information Service revenue increased 54% to $22.8 million.
•	Information Services gross profit increased 182% to $10.1 million, a 44% gross profit margin.
•	Performance Marketing revenue decreased 8% to $34.4 million.
•	Performance Marketing gross profit increased 6% to $9.5 million, a 28% gross profit margin.
•	Gross profit margin increased 10 percentage points to 34%.
•	Net loss was $14.1 million (inclusive of tax benefit of $0) compared to $9.7 million (inclusive of tax benefit of $4.5 million).
•	Adjusted EBITDA grew 84% to $5.8 million.

Third Quarter 2017 and Recent Business Highlights

•

Entered into a business combination agreement with BlueFocus International, creating a world-class global marketing services company, with BlueFocus paying or refinancing cogint’s existing debt upon closing and contributing to cogint $100.0 million in cash, Canadian-based marketing communications company Vision7 International, and U.K.-based global socially-led creative agency We Are Social.

•

Leveraged the cross-functionality of our intelligent platforms, CORE™ and Agile Audience Engine™, to create a comprehensive marketing services solution for Fortune 500 consumer packaged goods companies, increasing client ROI while expanding our margin.

•	Continued scale of our Custom Audience Identity Graph, enabling more intelligent execution of our marketing solutions across a variety of verticals.
•

Generated on average over 850,000 consumer registrations and over 8.8 million compiled survey responses daily, with a recent record high of over 1.0 million registrations and over 10.3 million compiled survey responses in a single day.

•

After successful launch of Mobile App Install product offering and Pay Per Call ad format in 2016, revenue for these offerings continues to scale with $5.5 million and $1.9 million, respectively, for the third quarter 2017.

•

Powered by our proprietary CORE™ data fusion platform, launched FOREWARN™, a real-time information solution, via mobile application, for the real estate industry, providing risk assessment and due diligence.

•	Released the Comprehensive Report, an idiCORE™ offering, to the risk management industry, addressing our clients’ needs in delivering the most essential tool in their risk mitigation arsenal.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, adding back interest expense, income tax benefit, depreciation and amortization, share-based compensation expense, non-recurring legal and litigation costs, acquisition and restructuring costs, write-off of long-lived assets, and other adjustments, as noted in the tables below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net loss	$(14,095)	$(9,744)	$(47,229)	$(23,700)
Interest expense, net	2,426	1,880	7,098	5,561
Income tax benefit	-	(4,493)	-	(11,519)
Depreciation and amortization	3,585	3,507	10,460	9,112
Share-based compensation expense	11,071	7,318	27,702	21,941
Non-recurring legal and litigation costs	340	633	9,170	1,493
Acquisition and restructuring costs	2,474	-	4,792	431
Write-off of long-lived assets	-	4,055	3,626	4,055
Non-cash loss on exchange of warrants	-	-	-	1,273
Adjusted EBITDA	$5,801	$3,156	$15,619	$8,647

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

Results of Operations

Three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016

Revenue. Total revenue increased $5.1 million or 10% to $57.2 million, and $28.4 million or 21% to $161.0 million for the three and nine months ended September 30, 2017, respectively, from $52.2 million and $132.6 million for the three and nine months ended September 30, 2016, respectively. This increase was driven by strong growth in our Information Services segment. Revenue generated from our Information Services segment was $22.8 million and $57.8 million for the three and nine months ended September 30, 2017, respectively, versus $14.8 million and $39.3 million for the three and nine months ended September 30, 2016, respectively. Revenue generated from our Performance Marketing segment was $34.4 million and $103.2 million for the three and nine months ended September 30, 2017, versus $37.4 million and $93.4 million for the three and nine months ended September 30, 2016, respectively.

Gross profit. Gross profit margin was 34% and 32% for the three and nine months ended September 30, 2017, respectively, as compared to 24% and 26% for the three and nine months ended September 30, 2016, respectively. The increase in gross profit margin was mainly attributed to scaling of our Information Services segment, producing higher gross margin relative to the consolidated business.

Historically, the relative mix of revenue derived from our Information Services and Performance Marketing segments produces a consolidated average gross margin between 26% and 32%. At scale, the Information Services segment will trend with average gross margins between 70% and 85%. As a result of our continued focus on scaling the Information Services segment, our consolidated average gross margin has increased to between 30% and 34%. We continue to expect our consolidated gross margin to increase over the next twelve months as our Information Services revenue continues to scale.

As a result of the increase in revenue and gross profit margin, gross profit increased $7.1 million or 56% to $19.6 million for the three months ended September 30, 2017, from $12.5 million for the three months ended September 30, 2016; while gross profit increased $16.6 million or 48% to $51.5 million for the nine months ended September 30, 2017, from $34.9 million for the nine months ended September 30, 2016.

Sales and marketing expenses. Sales and marketing expenses increased $2.6 million or 70% to $6.3 million, and $6.6 million or 66% to $16.6 million for the three and nine months ended September 30, 2017, respectively, from $3.7 million and $10.0 million for the three and nine months ended September 30, 2016, respectively. The increase was mainly the result of increased headcount as we continue to invest in the expansion of our sales organization, increased fulfillment costs, and increased bad debt expenses. Sales and marketing expenses consist of advertising and marketing, salaries and benefits, traveling expenses incurred by our sales team, share-based compensation expenses, provision for bad debts, and fulfillment costs. Included in sales and marketing expenses was non-cash share-based compensation expenses of $0.9 million and $2.4 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.6 and $1.8 million for the three and nine months ended September 30, 2016, respectively.

General and administrative expenses. General and administrative expenses increased $7.8 million or 57% to $21.4 million, and $20.8 million or 52% to $60.9 million for the three and nine months ended September 30, 2017, respectively, from $13.6 million and $40.1 million for the three and nine months ended September 30, 2016, respectively. The increase was mainly the result of increased non-cash share-based payments, employee salaries and benefits, non-recurring legal and litigation costs, and acquisition and restructuring costs. For the three months ended September 30, 2017 and 2016, the amounts consisted mainly of non-cash share-based payments of $10.2 million and $6.7 million, non-recurring legal and litigation costs of $0.3 million and $0.6 million, acquisition and restructuring costs of $2.4 million and $0 million, other professional fees of $0.8 million and $1.0 million, and employee salaries and benefits of $4.2 million and $3.2 million, respectively. For the nine months ended September 30, 2017 and 2016, the amounts consisted mainly of non-cash share-based payments of $25.3 million and $20.2 million, non-recurring legal and litigation costs of $9.2 million, including $7.0 million in connection with the TRADS Litigation Settlement, and $1.4 million, acquisition and restructuring costs of $4.8 million and $0.4 million, other professional fees of $2.2 million and $3.8 million, and employee salaries and benefits of $11.7 million and $8.4 million, respectively. The Company expects a significant reduction in litigation costs going forward.

Depreciation and amortization. Depreciation and amortization expenses increased $0.1 million or 2% to $3.6 million, and $1.3 million or 15% to $10.5 million for the three and nine months ended September 30, 2017, respectively, from $3.5 million and $9.1 million for the three and nine months ended September 30, 2016, respectively. For the nine months ended September 30, 2017, the increase in depreciation and amortization was mainly due to the amortization of intangible assets resulting from the Q Interactive Acquisition effective on June 8, 2016 and the launch of software developed for internal use in the second quarter of 2016.

Write-off of long-lived assets. During the nine months ended September 30, 2017, as a result of the Q Interactive Integration, we wrote off $3.6 million, primarily relating to the remaining balance of the acquired proprietary technology and trade names, acquired in the Q Interactive Acquisition. We included it in the operating expenses as a write-off of long-lived assets. During the nine months ended September 30, 2016, the write-off of intangible assets of $4.1 million represented the write-off of the remaining balance of the intellectual property pursuant to the Intellectual Property Purchase Agreement dated October 14, 2014 (“Purchased IP”) and capitalized litigation costs as a result of an unfavorable ruling in relation to the Purchased IP litigation.

Interest expense, net. Interest expense, net, represented the interest expense and amortization of debt issuance costs associated with (i)  the term loan in the amount of $45.0 million (“Term Loan”) pursuant to a credit agreement entered in December 2015 (“Credit Agreement”), (ii) promissory notes payable to certain stockholders in the amount of $10 million (“Promissory Notes”) pursuant to agreements with certain stockholders in December 2015, and (iii) the incremental term loan in the amount of $15.0 million (“Incremental Term Loan”, together with Term Loan, collectively, “Term Loans”), pursuant to the amendment No. 3 to the Credit Agreement effective in January 2017 (the “Amendment No. 3”). Interest expense, net, increased $0.5 million or 29% to $2.4 million, and $1.5 million or 28% to $7.1 million for the three and nine months ended September 30, 2017, respectively, from $1.9 million and $5.6 million for the three and nine months ended September 30, 2016, respectively. The increase was mainly attributable to the addition of the Incremental Term Loan. The long-term debt balance, including the current portion of long-term debt and net of unamortized debt issuance costs, was $62.8 million as of September 30, 2017.

Loss before income taxes. For the three months ended September 30, 2017 and 2016, we had a loss before income taxes of $14.1 million and $14.2 million, including non-cash share-based payments of $11.1 million and $7.3 million, depreciation and amortization of $3.6 million and $3.5 million, non-recurring legal and litigation costs of $0.3 million and $0.6 million, acquisition and restructuring costs of $2.5 million and $0, and one-time write-off of long-lived assets of $0 and $4.1 million, respectively. For the nine months ended September 30, 2017 and 2016, we had a loss before income taxes of $47.2 million and $35.2 million, including non-cash share-based payments of $27.7 million and $21.9 million, depreciation and amortization of $10.5 million and $9.1 million, non-recurring legal and litigation costs of $9.2 million and $1.5 million, acquisition and restructuring costs of $4.8 million and $0.4 million, one-time write-off of long-lived assets of $3.6 million and $4.1 million, and non-cash loss on exchange of warrants of $0 and $1.3 million, respectively.

Income taxes. Income tax benefit of $0 was recognized for the three and nine months ended September 30, 2017, as compared to $4.5 million and $11.5 million for the three and nine months ended September 30, 2016, respectively. A full valuation allowance on the net deferred tax assets was recognized for the three and nine months ended September 30, 2017. See Note 6, “Income Taxes,” for details.

Net loss. A net loss of $14.1 million and $47.2 million was recognized for the three and nine months ended September 30, 2017, respectively, as compared to $9.7 million and $23.7 million for the three and nine months ended September 30, 2016, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows (used in) provided by operating activities. For the nine months ended September 30, 2017, net cash used in operating activities was $2.9 million, which was mainly the result of the operating loss of $0.8 million, after the adjustments of non-cash items of $46.4 million. For the nine months ended September 30, 2016, net cash provided by operating activities was $4.4 million, which was mainly the result of the operating income $3.6 million, after the adjustments of non-cash items of $27.3 million.

Cash flows used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $6.7 million and $9.5 million, respectively, which was mainly due to capitalized costs included in intangible assets of $5.5 million and $8.0 million, for the corresponding periods, respectively.

Cash flows provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2017 was $9.8 million, which was mainly the result of net proceeds from the Incremental Term Loan of $14.0 million in February 2017, partially offset by repayments of long-term debt of $3.5 million. Net cash provided by financing activities for the nine months ended September 30, 2016 was $2.0 million, which was mainly due to the net proceeds from the registered direct offering of $4.7 million in May 2016, partially offset by the repayments of long-term debt of $1.7 million.

As of September 30, 2017, the Company had material commitments under non-cancellable data licensing agreements of $24.3 million. For the nine months ended September 30, 2017, the Company funded its operations using available cash and proceeds from the Incremental Term Loan.

The Company reported net loss of $14.1 million and $47.2 million for the three and nine months ended September 30, 2017, respectively, as compared to $9.7 million and $23.7 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the Company had an accumulated deficit of $161.5 million.

As of September 30, 2017, the Company had cash and cash equivalents of approximately $10.3 million, of which, $9.4 million was held by Fluent, an increase of $0.2 million from $10.1 million as of December 31, 2016. A portion of this cash held by Fluent may be used by Fluent only for general operating purposes. Based on projections of growth in revenue and operating results in the coming year, the proceeds of $2.6 million from the exercise of certain warrants in October 2017, and other potential financings, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months. Subject to revenue growth, the Company may have to continue to raise capital through the issuance of additional equity and/or debt, which, if the Company is able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company. If the Company’s operations do not generate positive cash flow in the upcoming year, or if it is not able to meet the debt covenants specified in the Credit Agreement, as amended, or if it is not able to obtain additional equity or debt financing on terms and conditions acceptable to it, if at all, it may be unable to implement its business plan, or even continue its operations.

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

As of September 30, 2017, we had financed approximately $70.0 million, for the cash portion of the purchase price of the Fluent Acquisition and other general operating purposes, with the proceeds from the Term Loans and Promissory Notes described herein. The Term Loans have an outstanding principal balance, plus paid-in-kind (“PIK”) interest, of $56.2 million, and the Promissory Notes have an outstanding principal balance, plus PIK interest, of $10.9 million. All obligations under the Term Loans mature on December 8, 2020 and our Promissory Notes are due six months after payment in full of our Term Loans. The Credit Agreement governing the Term Loans contains restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and restricts our ability to make certain investments and other restricted payments, including certain intercompany payments of cash and other property. The restrictive covenants in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks. Furthermore, we still may need to incur additional debt to meet future financing needs.

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

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain mandatory prepayment provisions, including annual prepayments of the Term Loans with a portion of our excess cash flow. As long as the Term Loans remain outstanding, the restrictive covenants and mandatory prepayment provisions could impair our ability to expand or pursue our business strategies or obtain additional funding. On August 7, 2017, the Company and its subsidiaries entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 provides that there shall be no requirement that the Company and its subsidiaries meet any minimum EBITDA threshold for the twelve-month period ended June 30, 2017. The requirement that Fluent and its subsidiaries meet the required minimum EBITDA threshold for the twelve-month period ended June 30, 2017 was not impacted by Amendment No. 4. As of June 30, 2017, the Company was in compliance with the covenants under the Credit Agreement, after giving effect to Amendment No. 4. On November 3, 2017, the Company and its subsidiaries entered into Amendment No. 5 to the Credit Agreement (“Amendment No. 5”). Amendment No. 5 provides for certain amendments to the definition of EBITDA by adding back acquisition and restructuring costs resulting from the Business Combination Transaction, and non-recurring costs relating to litigation with TRADS that we settled on July 22, 2017. Amendment No. 5 also amends the minimum EBITDA threshold for the Company and its subsidiaries beginning with the quarter ended September 30, 2017. In addition, Amendment No. 5 allows for additional transfer of cash from Fluent to the Company, provided that Fluent maintains a minimum cash balance. As of September 30, 2017, the Company was in compliance with the covenants under the Credit Agreement, after giving effect to Amendment No. 5.

Contractual Obligations

As of September 30, 2017, the Company has the following future contractual obligations:

(In thousands)	Remainder of 2017	2018	2019	2020	2021	2022 and thereafter	Total
Lease agreements	$427	$1,961	$686	$705	$724	$2,127	$6,630
Data licensing agreements	1,074	4,990	5,930	6,250	4,775	1,302	24,321
Debt	2,526	8,905	9,597	55,667	15,782	-	92,477
Acquisition consideration payable in stock	10,225	-	-	-	-	-	10,225
Litigation settlement	1,500	3,500	-	-	-	-	5,000
Employment agreements	638	1,145	905	301	-	-	2,989
Total	$16,390	$20,501	$17,118	$62,923	$21,281	$3,429	$141,642

The lease agreements represent future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year. The data licensing agreements of $24.3 million represent material data purchase commitments under non-cancellable data licensing agreements. Debt of $92.5 million represents the payment of principal and interest of the Term Loans and Promissory Notes. Acquisition consideration payable in stock mainly represents the fair value of earn-out shares associated with the Q Interactive Acquisition, payable in 2017. Litigation settlement represents payments, over the course of one year, in connection with the TRADS Litigation Settlement. Employment agreements represent related agreements reached with certain executives, including our Chief Executive Officer and Chief Financial Officer, etc., which provide for compensation and certain other benefits and for severance payments under certain circumstances. The total future contractual obligations as of September 30, 2017 increased by $28.1 million from December 31, 2016, which was primarily due to the increase in data licensing agreements of $7.6 million, debt of $12.7 million, and litigation settlement of $5.0 million.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk for the effect of interest rate changes. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market mutual funds. As of September 30, 2017, we had cash and cash equivalents of $10.3 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the fact that we can redeem such investment freely. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2017, we have the principal amount of long-term debt, plus PIK interest, in the aggregate of $67.1 million, including current portion of long-term debt. Our Term Loans accrue interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, payable in cash, plus an additional 1.0% per annum payable, at Fluent’s election, in-kind or in cash. Interest under the Term Loans is payable monthly, including monthly compounding of PIK interest. Our Promissory Notes have a rate of interest of 10% per annum, which interest is capitalized monthly by adding to the outstanding principal amount of such Promissory Notes. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 10% increase in interest rates relative to our current interest rates would not have a material impact on the fair value of all of our outstanding long-term debt, net. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of the Term Loans. A hypothetical 10% increase or decrease in overall interest rates as of September 30, 2017 would result in an impact to interest expense for the next twelve months by $0.8 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 22, 2017, the Company entered in a settlement agreement with TransUnion and TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”), settling all litigation with TransUnion and TRADS. Company subsidiary, IDI Holdings, LLC (“IDI Holdings”), will pay $7.0 million to TRADS over the course of one year to settle all matters (the “TRADS Litigation Settlement”). The terms of the settlement agreement are confidential. The Company recorded an expense of $7.0 million in general and administrative expenses during the three months ended June 30, 2017. For a description of the legal proceedings settled in the TRADS Litigation Settlement, see Part I, Item 3 of the Company’s 2016 Form 10-K and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Amendment No. 5

On November 3, 2017, the Company and its subsidiaries entered into Amendment No. 5 to the Credit Agreement (“Amendment No. 5”). Amendment No. 5 provides for certain amendments to the definition of EBITDA by adding back acquisition and restructuring costs resulting from the potential business combination transaction pursuant to the Business Combination Agreement entered into on September 6, 2017, and non-recurring costs relating to litigation with TransUnion Risk and Alternative Data Solutions, Inc. that we settled on July 22, 2017. Amendment No. 5 also amends the minimum EBITDA threshold for the Company and its subsidiaries beginning with the quarter ended September 30, 2017. In addition, Amendment No. 5 allows for additional transfer of cash from Fluent, LLC to the Company, provided that Fluent maintains a minimum cash balance. As of September 30, 2017, the Company was in compliance with the covenants under the Credit Agreement, after giving effect to Amendment No. 5.

Amendment No. 5 is filed as Exhibits 10.9 to this quarterly report on Form 10-Q and incorporated herein by reference.

Whitehorse Warrant Amendments

On November 3, 2017, the Company entered into warrant amendments (the "Whitehorse Warrant Amendments") with (i) H.I.G. Whitehorse SMA ABF, L.P. regarding 46,667 warrants to purchase common stock of the Company, par value $0.0005 per share, at an exercise price of $5.0829 per share; (ii) H.I.G. Whitehorse SMA Holdings I, LLC regarding 66,666 warrants to purchase common stock of the Company at an exercise price of $5.0829 per share; and (iii) Whitehorse Finance, Inc. regarding 186,667 warrants to purchase common stock of the Company at an exercise price of $5.0829 per share; pursuant to which the Company agreed to reduce the exercise price of all common stock warrants described above to $3.00 per share, and each warrant holder set forth above separately agreed to exercise all common stock warrants held by them within 30 days. Pursuant to the terms of the Whitehorse Warrant Amendments, the warrant holders are prohibited from engaging or otherwise agreeing to any sale, pledge, or other transfer of the shares of common stock underlying the warrants for a period of 120 days following the exercise of such warrants in full (the “Whitehorse Lock-Up Period”). Following the Whitehorse Lock-Up Period, (i) the warrant holders may only sell such number of shares underlying the warrants representing up to 5% of the Company’s daily trading volume on the immediately prior trading day prior to a sale and (ii) the warrant holders may not transfer any of the shares underlying the warrants for less than $4.50 per share, provided that the warrant holder may not transfer any shares underlying the warrants unless the Company has an effective registration statement permitting the resale of the shares underlying the warrants.

The Company has also agreed to register the resale of the shares underlying the warrants, if exercised in full as set forth in the Whitehorse Warrant Amendments, during the Whitehorse Lock-Up Period. The issuance of the shares of such common stock upon exercise of the above-described warrants is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), in accordance with Section 4(a)(2) of the Act, as a transaction by an issuer not involving a public offering.

The description of the Whitehorse Warrant Amendments does not purport to be complete and is qualified in its entirety by reference to each respective Whitehorse Warrant Amendment, which are filed as Exhibits 4.6, 4.7, and 4.8 to this quarterly report on Form 10-Q and incorporated herein by reference.

Acquisition consideration payable in stock

On November 3, 2017, in connection with the terms of that certain Membership Interest Purchase Agreement (the “Purchase Agreement”) entered into on June 8, 2016 between the Company and Selling Source, LLC (“Selling Source”) pursuant which Selling Source sold to the Company all of Selling Source’s right, title, and interest in all of the issued and outstanding membership interests in Q Interactive, LLC, the Company issued 2,750,000 shares (the “Shares”) of the Company’s common stock, representing the earn-out shares and certain other adjustments, including the monetized shares and the net working capital adjustment.

Within 10 business days following the issuance of the Shares, the Company shall file a registration statement registering the resale of the Shares and shall use commercially reasonable best efforts to cause such registration statement to become effective no later than 30 days thereafter.

The Shares issued in connection with the Purchase Agreement are exempt from the registration requirements of the Act, in accordance with Section 4(a)(2) of the Act, as a transaction by an issuer not involving a public offering.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1

Business Combination Agreement dated September 6, 2017, by and among Cogint, Inc., and BlueFocus International Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 7, 2017).

4.1

First Amendment to Common Stock Purchase Warrant and Notice of Exercise with Intracoastal Capital, LLC - $3.75 Warrants (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.2

First Amendment to Common Stock Purchase Warrant and Notice of Exercise with Intracoastal Capital, LLC - $8.00 Warrants (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.3

First Amendment to Common Stock Purchase Warrant and Notice of Exercise with Intracoastal Capital, LLC - $10.00 Warrants (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.4

First Amendment to Common Stock Purchase Warrant and Notice of Exercise with Anson Investment Master Fund LP - $8.00 Warrants (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.5	Form of Additional Warrants (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.6	Amendment to Warrants and Agreement to Exercise with H.I.G. Whitehorse SMA ABF, L.P. dated November 3, 2017.*

4.7	Amendment to Warrants and Agreement to Exercise with H.I.G. Whitehorse SMA Holdings I, LLC dated November 3, 2017.*

4.8	Amendment to Warrants and Agreement to Exercise with Whitehorse Finance, Inc. dated November 3, 2017.*

10.1

Written Consent and Voting Agreement dated September 6, 2017, by and among certain Consenting Stockholders and Blue Focus International Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.2

Stockholders’ Agreement dated September 6, 2017, by and among certain Consenting Stockholders and BlueFocus International Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.3

Separation and Distribution Agreement dated September 6, 2017, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.4

Tax Matters Agreement dated September 6, 2017, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.5

Employee Matters Agreement dated September 6, 2017, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed September 7, 2017).+

10.6

Third Amendment to Employment Agreement dated September 6, 2017, by and between Cogint, Inc. and James Reilly (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed September 7, 2017).+

10.7

Consulting Services Agreement, effective as of June 23, 2017, by and between Cogint, Inc. and Michael Brauser (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.8

Amendment No. 4 to Credit Agreement, dated as of August 7, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto.*

10.9

Amendment No. 5 to Credit Agreement, dated as of November 3, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto.*

31.1

Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

Cogint, Inc.

November 8, 2017	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)