Form 10-K
period 2017-12-31
Cogint, Inc.
filed 2018-03-14
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

On June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was approximately $104.0 million.

The number of shares outstanding of the registrant’s common stock, as of March 13, 2018, was 72,060,119.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

COGINT, INC.

TABLE OF CONTENTS FOR FORM 10-K

i

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), which are incorporated herein by this reference.

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

We provide unique and compelling solutions essential to the daily workflow of organizations within both the public and private sectors. Our cloud-based data fusion and customer acquisition technology platforms, combined with our massive database consisting of public-record, proprietary and publicly-available data, as well as a unique repository of self-reported information on millions of consumers, enables the delivery of differentiated products and solutions used for a variety of essential functions. These essential functions include identification and authentication, investigation and validation, and customer acquisition and retention.

The Company operates through two reportable segments: (i) Information Services and (ii) Performance Marketing. For financial information relating to our segments and by geographic areas, see Note 15, “Segment information” in our Notes to Consolidated Financial Statements.

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

We own hundreds of media properties, through which we engage millions of consumers everyday with interactive content, such as job postings, cost savings, surveys, promotions and sweepstakes that generate on average over 850,000 consumer registrations and over 8.8 million compiled survey responses daily, with a record high of over 1.0 million registrations and over 10.3 million compiled survey responses in a single day. Our owned media properties alone have created a database of approximately 150 million U.S. adults with detailed profiles, including 224 million unique email addresses, across over 75 million households. With meaningful, people-based interaction that focuses on consumer behavior and declared first-party data, leveraged on a mobile-centric platform that provides seamless omni-channel capabilities, we have the ability to target and develop comprehensive consumer profiles that redefine the way advertisers view their most valuable customers.

For the years ended December 31, 2017, 2016 and 2015, we had revenue of $220.3 million, $186.8 million, and $14.1 million, net loss attributable to cogint of $53.2 million, $29.1 million and $84.5 million, and adjusted EBITDA of $24.2 million, $15.0 million, and negative $6.6 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, adding back net loss from discontinued operations, interest expense, income tax benefit, depreciation and amortization, share-based compensation expense, and other adjustments, as noted in the tables included in “Use and Reconciliation of Non-GAAP Financial Measures” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Markets

The target markets for our data and analytical solutions today consist primarily of businesses within the risk management and consumer marketing industries.

International Data Corporation, a global provider of market intelligence and advisory services, estimates that worldwide revenue for big data and business analytics services will be $150.8 billion in 2017 and is expected to be more than $210.0 billion in the year 2020, representing a CAGR of 11.9% from 2017 through 2020. The big data and analytics sector continues to grow at an accelerated pace due to the proliferation of data generated by technological advancements and changing consumer behavior. Continued, rapid adoption and use of smartphones and other mobile devices, social media and online purchasing channels, and the necessity of organizations to sort through this sea of data to glean actionable intelligence to support their daily operations, serve as key drivers of the sector’s growth.

Risk management and fraud analytics has become increasingly important not only in the banking and financial services sectors but across multiple other industries and use cases. According to the market research company MarketsAndMarkets, the risk analytics software market is projected to grow from $17.6 billion in 2017, with North America estimated to hold the largest market share in the risk analytics market, to $35.9 billion by 2022, owing to unprecedented growth of data in the region driven by the increasing adoption of mobile and Internet of Things technologies and the direct presence of major risk analytics vendors. Data fusion analytics and the information derived therefrom is now the primary service product for risk management associated with key purchasers such as banking and financial services companies, insurance companies, healthcare companies, law enforcement and government, collection agencies, law firms, retail, telecommunications companies and private investigative firms. Primary use cases include, but are not limited to, obtaining information on consumers, businesses and assets (and their interrelationships) to facilitate the location of individuals and assets, identity verification, and to support criminal, legal, financial, insurance, and corporate investigations, due diligence and the assessment of counterparty risk.

According to the Interactive Advertising Bureau (IAB)’s “Internet Advertising Revenue Report, 2017 first six months results,” total digital ad spend in the U.S. was $40.1 billion for the first six months of 2017, a 22.6% increase over the first six months of 2016. Mobile was the leading ad format accounting for 54% of revenue, and performance-based advertising was the leading pricing model accounting for 65% of total U.S. digital advertising spending.

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

According to eMarketer’s, a leading market research company, worldwide spend on paid media will increase to $584.1 billion in 2017 and is expected to grow to $757.4 billion by 2021, representing a CAGR of 6.7%. Although growth will vary by region, North America is projected to remain the number one advertising region in the world.

Companies in all industries are inundated with data sourced from a growing number of digital mediums including e-commerce, mobile and social media, which provide new information on a daily basis. Companies struggle to parse through the data available to them to make decisions in real-time that improve scale and efficiency while helping them achieve and exceed their strategic goals. Our platform, solutions, and analytical capabilities directly address these issues in an industry-agnostic manner to solve complex problems in a robust and growing marketplace.

Key Challenges Facing our Customers

We believe our products and solutions address the challenges that the industry faces today, which include:

Actionable Big Data Insights Through A Single Platform— As the velocity and volume of data continues to grow exponentially, enterprises have become overwhelmed with data and their inability to glean intelligence from such data to derive successful business decisions in real-time. Customers demand full-suite, turn-key solutions that are agile, flexible, and available on-demand in order to gain the speed, scale and insight necessary to drive their business models. As the breadth and depth of data increases, providers will need to deploy new technologies that enable both the ingestion of data at massive scale in real-time, irrespective of structure or form, and the analytics components necessary to function across multiple channels. The continued digitization of human interactions, and the corresponding availability of the data resulting therefrom, is driving demand for data capture, management and analysis software. As a result, customers are looking for flexible and efficient solutions to fuse disparate sets of not only transactional data but also demographic, ethnographic and behavioral data as well, in order to provide insights that are truly actionable.

Engaging Customers Across All Devices—According to the IAB, mobile advertising in the U.S. totaled $21.7 billion for the first half of 2017, a 40% increase from first half 2016. This impressive growth demonstrates to advertisers the importance of mobile interaction as they search for ways to engage consumers and effectively gather critical data. Developing capabilities to acquire data from all devices and creating omni-channel advertising campaigns are both costly and complex. Traditional cookie-based targeting has proven less effective as support for cookies on mobile devices is infrequent or non-existent, ushering in the need for newer approaches for reaching consumers across devices. Developing a full solution is complex and many offerings in the marketplace struggle to adequately address this growing need.

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

Cost and Performance Pressures—As our customers face constant cost pressures, they need to continually improve the value they receive from their information solutions. Whether it is right-party contact, managing risk, skip tracing or regulatory compliance, customers are increasingly more sophisticated, requiring enhanced performance that provides fast, accurate, and cost-effective solutions to satisfy their business objectives. Improving performance can mean delivering the right data at the right time, or providing the most intuitive information as rapidly as possible to capitalize on opportunities or reduce risk. Superior data fusion with unique data sources delivers customers an advantage as they cope with these pressures.

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

Our platforms and user volume has enabled us to accumulate a massive, owned data warehouse, which contains:

•	First party data on over 150 million consumers;
•	224 million unique email addresses;
•	3.0 billion survey responses and growing by more than 8.8 million responses a day; and
•	More than 850,000 unique user registrations per day.

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

Performance Driven Pricing Model that Drives Heightened Return-On-Investment—We recognize performance marketing revenue when the conversions are generated based on predefined user actions such as a click, a registration, an app install or a coupon print. As a result, our revenue is synonymous with customer success, and we only get paid when a user engages with our advertisements. By using a performance-driven pricing model, we enjoy a number of advantages, including increased efficiencies, the ability to exceed ROI projections for customers, and optimized marketing budget allocations limited only on our ability to deliver results. Our performance-driven pricing model presents unique opportunities to work within uncapped marketing budgets which in turn create recurring revenue streams from clients who depend on our solutions. Many of our partners view our Performance Marketing solutions as cost of sales and are incentivized to continue utilizing our solutions that directly drive consumer engagement and revenue.

Predictive Solutions For Complex Advertising Needs—Our proprietary, predictive software algorithm identifies, in real-time, consumers likely to be receptive to our customers’ advertisements, thereby focusing marketing spend on the most efficient and effective channel. Additionally, through targeting and optimization, we provide distinctive solutions that aim to serve the needs of our clients and provide them with the deepest insights possible, in order to make more informed decisions. Through our dynamic surveys, we are able to collect self-reported data from 850,000 consumers every day and learn valuable information that would otherwise be unavailable. This symbiotic relationship allows us to capture extremely timely and meaningful information that ultimately shapes the insights we create. Using this information, we are able to curate custom databases and audience clusters in real-time, layered with additional data from our Information Services segment to create a truly customized and unique dataset for our customers. We aim to fuse self-reported data with transactional public record data, in order to create the most comprehensive view of an individual or business. Our ability to capture as well as integrate data from these two sources allows us to establish a lasting competitive advantage. The marriage of these two complementary data sources in addition to our analytic capabilities is highly unique and differentiated in the market.

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

(i) Information Services—Leveraging leading-edge technology, proprietary algorithms, and massive datasets, and through intuitive and powerful analytical applications, we provide industry-agnostic analytical solutions for businesses within the risk management and consumer marketing industries. These businesses use our services to acquire new customers, identify cross-selling opportunities, collect debt, verify consumer identities, investigate fraud and abuse, mitigate risk, and to connect and analyze online, offline, customer and partner data to better know their customers. The core capabilities and technology systems in our Information Services segment allow us to serve multiple industries and solve a broad range of business issues. Solutions within our Information Services segment include:

•

CORE—our advanced analytical platform, providing cloud-based, mission-critical solutions to a variety of markets and industries. Our primary investigative solution, idiCORETM, provides instant, comprehensive views of individuals, businesses, assets and their interrelationships to multiple industries, including law enforcement, government, financial services, insurance, and corporate risk for purposes such as identity verification, risk assessment, fraud detection, and compliance.

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

Expanding our Sales Team to Enter New International Markets—We intend to continue to grow our existing sales team. Increased sales capability will enable us to work with more direct advertisers, target specific industry verticals, and realize margin upside. Additionally, we believe that a larger sales force provides significant opportunities for us to grow in the U.S. market as well as enter and expand operations in new geographic markets, such as Europe and Asia.

Selective Acquisitions—In addition to organic growth, we may, in the future, make acquisitions of businesses or technologies that advance our objectives and that enhance shareholder value. We are focused on identifying complementary technologies and businesses that advance our “three-prong” strategic approach. The acquisitions of Fluent, LLC (“Fluent”) in December 2015 and Q Interactive, LLC (“Q Interactive”) in June 2016 are examples of our entry into the consumer marketing industry while offering a multitude of beneficial synergies. These acquisitions provide greater diversity of customers, markets, products, and revenue generated therefrom, within the significantly larger addressable market of the consumer marketing industry. Further, these acquisitions present substantial revenue growth opportunities within the U.S. through new markets, cross-selling opportunities, the application of our data fusion technology to the consumer marketing industry, the enhancement of existing products and solutions, the development and commercialization of new products and solutions, and the increased aggregation and fusion of consumer data, including our massive first-party consumer database, creating more robust consumer profiles to be utilized for both risk management and consumer marketing, among other uses. While we maintain our long-term strategy of increasing revenue, gaining market share and enhancing shareholder value through internal development and organic growth, we will continually seek to identify and pursue acquisition opportunities that fit within our strategy.

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

Concentration of Customers

For the year ended December 31, 2017, there was no individual customer that accounted for more than 10% of the total revenue. For the years ended December 31, 2016 and 2015, the Company recognized revenue from one major customer, accounting for 12% and 14% of the total consolidated revenue, respectively. Such customer, however, manages the ad platforms of leading search engines and represents a consortium of advertisers, which limits overall concentration risk.

As of December 31, 2017 and 2016, there was no individual customer that accounted for more than 10% of the Company’s accounts receivable, net.

Our Intellectual Property

We avail ourself of applicable trade secret and unfair competition laws to protect our proprietary technology, trademark law to protect our trademarks and domain names, and copyright laws to protect our content relating to, among other things, websites and marketing materials. Our intellectual property rights are embodied in confidential and proprietary technology and data, trademarked brands relating to our business units, products, services, and solutions, original content on our materials such as websites and marketing materials, and domain names. With respect to our trademarks, we maintain an extensive portfolio of perpetual common law and federally-registered trademark rights across several brands. We have also sought protection and registration of certain brands and trademarks internationally, such as in Europe and Canada. At present, we do not hold any issued patents.

We use data acquired through licensing rights from approximately 20 providers. The loss of any one of these providers could have an immediate near-term impact on our financial position, results of operations, and liquidity. We rely on declarative, first-party data supplied by our users and supplemented and verified with third-party data sources.

Regulatory Matters

Our Information Services segment is subject to various federal, state, and local laws, rules, and regulations, including, without limitation, the Driver’s Privacy Protection Act (18 U.S.C. §§ 2721- 2725) (“DPPA”), the Gramm-Leach-Bliley Act (15 U.S.C. §§ 6801- 6809) (“GLBA”),  the Health Insurance Portability and Accountability Act (“HIPAA”), the Federal Trade Commission Act (the “FTC Act”), the Telephone  Consumer Protection Act (“TCPA”), and the CAN SPAM Act of 2003 (“CAN-SPAM  Act”). A change in any one of a number of the laws, rules, or regulations applicable to our business or the enactment of new or amended legislation or industry regulations to consumer or private sector privacy issues could have a material adverse effect on our financial condition and our ability to provide products or services to its customers. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting and maintaining some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements and our profitability and cash flow targets.

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

Our Employees

We employ 209 persons as of December 31, 2017. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition in the recruiting of personnel in the big data and analytics sector is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Spin-off of Red Violet and Business Combination Agreement

On September 6, 2017, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with BlueFocus International Limited (“BlueFocus”), a private company limited by shares registered in Hong Kong. Under the terms of the Business Combination Agreement, the Company would issue to BlueFocus shares of the Company’s common stock, representing 63% of the Company’s common stock on a fully diluted, post-transaction basis (the “Purchased Shares”), in consideration of the contribution of the equity interests of certain entities and $100.0 million in cash by BlueFocus (the “Business Combination Transaction”). BlueFocus would also repay, assume, or refinance indebtedness of the Company. Before closing of the Business Combination Transaction, cogint would contribute its data and analytics operations and assets into its wholly-owned subsidiary, Red Violet, Inc. (“Red Violet”), and the shares of Red Violet would be distributed as a stock dividend to cogint stockholders of record as of the record date (the “Record Date”) and to certain warrant holders (the “Spin-off”).

As a condition to closing of the Business Combination Transaction, BlueFocus and the Company sought regulatory approval by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS has indicated its unwillingness to approve the transaction, therefore, on February 20, 2018, the parties withdrew their application with CFIUS and terminated the Business Combination Agreement in accordance with its terms.

On February 12, 2018, the Company’s Board of Directors approved the plan to accelerate the Spin-off. Despite the termination of the Business Combination Agreement, the Company will continue with the accelerated Spin-off of Red Violet, which is governed by a Separation and Distribution Agreement (the “Separation Agreement”) as well as other related agreements between cogint and Red Violet, each entered into on February 27, 2018. The Company will contribute $20.0 million in cash to Red Violet upon completion of the Spin-off. Red Violet has filed with the SEC a Registration Statement on Form 10, registering under the Exchange Act, the shares of Red Violet to be distributed in the Spin-off. As a result, upon completion of the Spin-off, cogint stockholders will hold shares of two public companies, cogint and Red Violet. cogint common stock will continue trading on The NASDAQ Stock Market (“NASDAQ”).

On March 7, 2018, the Company announced that the Board of Directors established March 19, 2018 as the Record Date and March 26, 2018 as the distribution date (the “Distribution Date”) for the Spin-off. On March 9, 2018, in order to meet NASDAQ initial listing requirement of a minimum $4.00 bid price, the Company adjusted the Spin-off ratio so that on the Distribution Date, stockholders of the Company will receive, by way of a dividend, one share of Red Violet common stock for each 7.5 shares of cogint common stock held as of the Record Date. On March 13, 2018, NASDAQ approved Red Violet’s application to list its common stock on NASDAQ under the symbol “RDVT.”

On March 8, 2018, the Compensation Committee of the Board of Directors of cogint approved the acceleration of an aggregate of 5,222,561 shares of stock options, RSUs and restricted stock held by certain employees, consultants, and directors, including only those employees who will continue with Red Violet upon completion of the Spin-off, subject to such employees still being employed or providing services on the acceleration date. The acceleration date was subsequently determined to be March 12, 2018. The share-based compensation expense of $15.3 million resulting from the above-mentioned acceleration is expected to be recognized in discontinued operations during the first quarter of 2018.

Available Information

cogint’s principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our internet website is www.cogint.com. The website address provided in this 2017 Form 10-K is not intended to function as a hyperlink and information obtained on the websites is not and should not be considered part of this 2017 Form 10-K and is not incorporated by reference in this 2017 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on cogint’s Investor Relations website at www.cogint.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

January 2018 Registered Direct Offering

Pursuant to a definitive securities purchase agreement on January 10, 2018 (the “January 2018 Securities Purchase Agreement”) with certain qualified institutional buyers, the Company issued an aggregate of 2,700,000 shares of common stock in a registered direct offering for gross proceeds of $13.5 million, with a purchase price of $5.00 per share, which was received in January 2018. Simultaneously, the Company issued such institutional buyers, for no additional consideration, warrants to purchase an aggregate of 1,350,000 shares of common stock. The warrants have an exercise price of $6.00 per share and are exercisable from the date of issuance and expire on the earlier of the close of business on the two-year anniversary of (i) the date the registration statement registering the resale of the underlying shares is declared effective by the SEC or (ii) the commencement date that such warrants may be exercised by means of a “cashless exercise.”

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Position
Derek Dubner James Reilly	Chief Executive Officer and Director President
Daniel MacLachlan	Chief Financial Officer
Jeff Dell	Chief Information Officer

Mr. Derek Dubner, 46, presently serves as the Chief Executive Officer of the Company, and as a member of the Company’s Board since March 2015, as well as Chief Executive Officer of Interactive Data, a cogint subsidiary. Mr. Dubner served as our Co-Chief Executive Officer from March 2015 until March 2016, when he was appointed the Company’s Chief Executive Officer. Also, Mr. Dubner served as our Interim President from July 2016 to June 2017. Mr. Dubner has over 15 years of experience in the data fusion industry. Mr. Dubner has served as the Chief Executive Officer of cogint subsidiary The Best One, Inc. (“TBO”, now known as the IDI Holdings, LLC (“IDI Holdings”)), a holding company engaged in the acquisition of operating businesses and the acquisition and development of technology assets across various industries, and its subsidiary, Interactive Data, since October 2014. Prior to TBO, Mr. Dubner served as General Counsel of TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) from December 2013 to June 2014. Mr. Dubner served as General Counsel and Secretary of TLO, LLC (“TLO”), an information solutions provider, from inception in 2009 through December 2013.

Mr. James Reilly, 43, has served as President of the Company since July 1, 2017, and previously from June 2015 until June 30, 2016, and as President and Chief Operating Officer of two of cogint’s subsidiaries, IDI Holdings and Interactive Data, from October 2014 until June 30, 2016. From July 1, 2016 through June 30, 2017, Mr. Reilly was enjoined from providing services for cogint or its subsidiaries. Previously, Mr. Reilly served as Vice President of Sales at TRADS. From August 2010 through its acquisition of substantially all of the assets by TRADS in December 2013, Mr. Reilly served as Senior Vice President of TLO.

Mr. Daniel MacLachlan, 39, has served as the Chief Financial Officer of the Company since March 2016 and brings over a decade of experience as the chief financial officer of data-driven technology companies. Mr. MacLachlan served as an Independent Director, Audit and Compensation Committee Chairman for Vapor Corp., a U.S.-based distributor and retailer of vaporizers, e-liquids and electronic cigarettes, from April 2015 through April 2016. From October 2014 until early February 2015, Mr. MacLachlan served as the Chief Financial Officer of TBO. Prior to TBO, Mr. MacLachlan served in the roles of Director of Finance and Chief Financial Officer for TRADS, after it acquired substantially all of the assets of TLO, through a 363 sale process in December 2013. Mr. MacLachlan was the Chief Financial Officer of TLO since its inception in 2009. From 2005 to 2009, Mr. MacLachlan served as the Chief Financial Officer of JARI Research Corporation (“JARI”), a partnership with the Mayo Clinic advancing proprietary cancer therapeutic technology using targeted radioactive therapy. Prior to JARI, Mr. MacLachlan served as a Special Agent in the Federal Bureau of Investigation (FBI) specializing in the criminal investigation of public corruption and civil rights violations.

Mr. Jeff Dell, 46, has served as the Chief Information Officer of the Company since September 2016 and served as the Interim Chief Information Officer of the Company from June 2016 through September 2016. From July 2015 through May 2016, Mr. Dell served as the VP Information Security of the Company. From June 2012 to June 2015, Mr. Dell served as Founder and Chief Executive Officer of Endurance Tracker, Inc., a sports-based data analytics solution. From August 2009 to May 2012, Mr. Dell served as Lead Architect at Tripwire, Inc. From October 2008 to August 2009, Mr. Dell served as Chief Information Security Officer of TLO. From September 2003 to August 2009, Mr. Dell served as Founder and Chief Executive Officer of Activeworx, Inc., a leading information security data analytics company. From January 2001 to August 2003, Mr. Dell served as Chief Information Security Officer of Seisint, Inc., a leading provider in the data fusion industry.

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2017 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

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

Our products and services are highly technical and complex. Our products and services have contained and may contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products and services may only be discovered after a product or service has been used by end customers. Any errors or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, or loss of customers, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability or breach of personally identifiable information. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

Because our networks and information technology systems are critical to our success, if unauthorized persons hack into our systems or our systems otherwise cease to function properly, our operations could be adversely affected and we could lose revenue or proprietary information, all of which could materially adversely affect our business.

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

On March 21, 2015, we acquired IDI Holdings and transformed the nature of our business. IDI Holdings, in turn, had acquired Interactive Data, its core business, in October 2014 shortly following IDI Holdings’ incorporation. On December 8, 2015, we acquired Fluent, a company that had greater revenue and headcount than cogint prior to the acquisition. On June 8, 2016, we acquired Q Interactive. We may, in the future, acquire additional businesses, which we believe could complement or expand our current business or offer growth opportunities. We may experience difficulties in identifying potential acquisition candidates that complement our current business at appropriate prices, or at all. We cannot assure you that our acquisition strategy will be successful. We may spend significant management time and resources in analyzing and negotiating acquisitions or investments that are not consummated. Furthermore, the ongoing process of integrating an acquired business is distracting, time consuming, expensive, and requires continuous optimization and allocation of resources. Additionally, if we use stock as consideration, this would dilute our existing shareholders and if we use cash, this would reduce our liquidity and impact our financial flexibility. We may seek debt financing for particular acquisitions, which may not be available on commercially reasonable terms, or at all. We face the risks associated with the business acquisition strategy, including:

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

We supply data to call center clients for telemarketing which may subject them to claims under the TCPA, which has become a fertile source for both individual and class action lawsuits and regulatory actions. We have expended considerable resources to comply with the TCPA and incurred additional costs to insure against TCPA-related claims and have not experienced material losses from TCPA claims. Our failure to adhere to or successfully implement appropriate processes and procedures in response to and to defend against TCPA related claims could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Legal proceedings arise frequently as part of the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal (e.g., the FTC) or state (e.g., state attorneys general) authorities. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class action lawsuits against us and obtain statutorily prescribed damages. Additionally, our customers might face similar proceedings, actions or inquiries which could affect their business and, in turn, our ability to do business with those customers.

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

Our future success depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued services of Michael Brauser, our Chairman, Derek Dubner, our Chief Executive Officer, Ole Poulsen, our Chief Science Officer, Ryan Schulke, CEO of Fluent, Matthew Conlin, President of Fluent, and other key employees in all areas of our organization, each of whom is important to the management of certain aspects of our business and operations and the development of our strategic direction, and each of whom may be difficult to replace. We carry “key man” life insurance policies on Mr. Dubner and Mr. Schulke in the amount of $10.0 million each, the beneficiary of which is HIG Whitehorse, the holder of our $60.0 million term loans pursuant to the Credit Agreement (“Credit Agreement”) dated December 8, 2015, as amended. The loss of the services of these key individuals and the process to replace these individuals would involve significant time and expense and could significantly delay or prevent the achievement of our business objectives.

Risks Relating to Our Information Services Segment

If we fail to respond to rapid technological changes in the big data and analytics sector, we may lose customers and/or our products and/or services may become obsolete.

The big data and analytics sector is characterized by rapidly changing technology, frequent product introductions, and continued evolution of new industry standards. As a result, our success depends upon our ability to develop and introduce in a timely manner new products and services and enhancements to existing products and services that meet changing customer requirements and evolving industry standards. The development of technologically advanced product solutions is a complex and uncertain process requiring high levels of innovation, rapid response and accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products and services successfully in a timely manner. Further, we or our competitors may introduce new products or services or product enhancements that shorten the life cycle of existing products or services or cause existing products or services to become obsolete.

Our revenue is concentrated in the U.S. market across a broad range of industries. When these industries or the broader financial markets experience a downturn, demand for our services and revenue may be adversely affected.

Our customers, and therefore our business and revenue, sometimes depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenue is concentrated among certain industries. Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and which could reoccur. Such market developments, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. For example, the banking and financial market downturn that began to affect U.S. businesses in 2008 caused a greater focus on expense reduction by customers of businesses similar to ours. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

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

There may be further consolidation in our end-customer markets, which may adversely affect our revenue.

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

Our Information Services products have been in the market place for a limited period of time and may have longer sales cycles than competitive products. Accordingly, we may not achieve the meaningful revenue growth needed to sustain operations. We cannot provide any assurances that sales of our newer products will continue to grow or generate sufficient revenue to sustain our business. If we are unable to recognize revenue due to longer sales cycles or other problems, our results of operations could be adversely affected.

We have not yet received broad market acceptance for our newer products. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In order to achieve market acceptance and achieve future revenue growth, we must introduce complementary products, incorporate new technologies into existing product lines and design, and develop and successfully commercialize higher performance products in a timely manner. We cannot assure you that we will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenue during current or future product introductions or transitions.

Our products and services can have long sales and implementation cycles, which may result in substantial expenses before realizing any associated revenue.

The sale and implementation of our products and services to large companies and government entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving capital expenditures, and testing and accepting new technologies that affect key operations. As a result, sales and implementation cycles for our products and services can be lengthy, and we may expend significant time and resources before we receive any revenue from a customer or potential customer. Our quarterly and annual operating results could be adversely affected if orders forecast for a specific customer and for a particular period are not realized.

Consolidation in the big data and analytics sector may limit market acceptance of our products and services.

Several of our competitors have acquired companies with complementary technologies in the past. We expect consolidation in the industries we serve to continue in the future. These acquisitions may permit our competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer. Acquisitions by our competitors of vendors or other companies with whom we have a strategic relationship may limit our access to commercially significant technologies. Further, business combinations are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise, which may make it more difficult for us to compete.

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

Our Performance Marketing segment derives nearly all of its revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing user and client demands. As a result, we face risks and uncertainties such as:

•	the still-developing industry and relatively new business model;

•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting its, its third-party publishers’, and its clients’ businesses;
•	its dependence on the availability and affordability of quality media from third-party publishers;
•	its dependence on internet search companies to attract internet visitors;
•	its ability to compete in its industry;
•	its ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;
•	its inability to monetize users accessing its sites on mobile devices at the same levels as was achieved from users accessing its sites from PCs;
•	its ability to develop new services, enhancements and features to meet new demands from its clients; and
•	its ability to comply with and avoid regulatory scrutiny in a rapidly evolving legal and regulatory environment.

If we are unable to address these risks, our business, results of operations, and prospects may be adversely affected.

An increasing percentage of our users are accessing our websites from their mobile devices. Our ability to remain competitive with the shift to mobile devices is critical to maintaining our revenue and margins.

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

Our success depends on our ability to attract online visitors to our websites and monetize them in a cost-effective manner. We use paid search listings from search engine providers such as Google, Bing and Yahoo! by bidding on particular keywords and other strategies. The search engine operators use a quality score which is determined by the relevancy of the ad to the keyword bid on, the click-through rates of the ad, and the amount bid, to determine the placement of the ad in the search results listings. The search engine providers frequently change the algorithms and bidding rules and may exclude certain sites they deem unacceptable from bidding on paid search listings. We may fail to optimally manage our paid listings or operate our websites in a manner that does not run afoul of the search engine requirements. In that case, our business and results of operations may be adversely affected.

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

Our future success depends in part on the efficient performance of our software and technology infrastructure. As the number of websites, internet users and the amount of data collected increases, our technology infrastructure may not be able to meet the increased demand. Unexpected constraints on our technology infrastructure could lead to slower website response times or system failures and adversely affect the availability of websites and the level of user responses received, which could result in the loss of clients or revenue or harm to our business and/or results of operations.

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

As a result of changes in our business model and the need for increased investments and expenditures for certain businesses, products, services, and technologies, we may fail to maintain our margins, attract new clients, or grow our revenue.

We have invested in new businesses, products, markets, services and technologies and plan to expand our work force to meet the needs of revenue growth. Based on our experience, new websites, products and services have lower margins than more established websites, products and services. If we are unsuccessful in our optimization efforts for new websites and products, we may fail to maintain our margins, attract new clients or grow our revenue.

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

Furthermore, our top 40 advertisers account for a substantial portion of our revenue. Our advertising clients can generally terminate their agreements with us at any time on little or no prior notice. Clients may also fail to renew their agreements or reduce their level of business with us, leading to lower revenue.

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

Risks Related to the Spin-off

We have incurred significant transaction and transaction-related costs in connection with the Spin-off.

We have incurred significant costs in connection with the previously announced and terminated Business Combination Transaction and the Spin-off, including legal, accounting, consulting, financial advisory, and related fees. We may incur additional costs in effecting the separation and spin-off. Although we expect the Spin-off to benefit both us and Red Violet as independent public companies. We cannot assure you these benefits will be achieved in the near term, or at all.

The Spin-off could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial position and results of operations.

Disputes with third parties could arise out of the distribution, and we could experience unfavorable reactions to the distribution from employees, investors, or other interested parties. These disputes and reactions of third parties could have a material adverse effect on our business, financial position, and results of operations. In addition, following the Spin-off, disputes between us and Red Violet could arise in connection with any of the Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement or other agreements between the parties.

Under the Separation Agreement, we will indemnify Red Violet for certain liabilities.

Under the Separation Agreement, cogint will agree to indemnify Red Violet for certain liabilities. Although no such liabilities are currently anticipated, if we have to indemnify Red Violet for unanticipated liabilities, the cost of such indemnification obligations may have a material and adverse effect on our financial performance.

A court could deem the Spin-off to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

If the transaction is challenged by a third party, a court could deem the distribution by Red Violet of our common stock or certain internal restructuring transactions undertaken in connection with the Spin-off to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our stockholders to return to us some or all of the shares of Red Violet common stock issued in the Spin-off or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors.

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

During 2015, 2016, 2017 and through the date hereof, we issued 54,884,418 shares of our common stock in connection with acquisitions, vesting of awards made under our 2008 Share Incentive Plan and our 2015 Stock Incentive Plan (the "Plans" collectively), or for other business purposes. Also, an additional 15,048,890 shares underlying awards made under the Plans and other compensatory arrangements might vest and be delivered through 2021. The benefits derived by us from an acquisition might not exceed the dilutive effect of the acquisition. Pursuant to the Plans, our board of directors may grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards may have a dilutive effect on our common stock.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of December 31, 2017, officers and directors of the Company and its affiliates owned 59% of the Company’s common stock on a fully diluted basis. As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

cogint’s headquarters are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431, where it leases 21,020 rentable square feet of office space in accordance with a 91-month lease entered into in December 2014, and the subsequent first amendment, effective in January 2017, to the lease agreement. Our Seattle office is located at 1111 Third Avenue, Seattle, WA, where it leases 6,003 rentable square feet of office space in accordance with a 90-month lease entered into in April 2017. Our Fluent offices are located at 33 Whitehall Street, New York, New York 10004 where we lease 25,825 rentable square feet of office space under a lease which expires on December 31, 2018.

Item 3. Legal Proceedings.

On July 22, 2017, the Company entered into a settlement agreement with TransUnion and TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”), settling all litigation with TransUnion and TRADS. Company subsidiary, IDI Holdings, LLC (“IDI Holdings”), will pay $7.0 million to TRADS over the course of one year to settle all these matters (the “TRADS Litigation Settlement”). The terms of the settlement agreement are confidential. The Company recorded the expense of $7.0 million in general and administrative expenses during the second quarter of 2017. For a description of the legal proceedings settled in the TRADS

Litigation Settlement, see Part I, Item 3 of the Company’s 2016 Form 10-K and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The NASDAQ Global Market (“NASDAQ”) under the symbol “COGT.” Before September 26, 2016, our common stock was listed on the NYSE MKT under the symbol “IDI.” On March 19, 2015, we effected a one-for-five reverse split of our issued and outstanding common stock (“Reverse Stock Split”). Trading of our common stock on a post-Reverse Stock Split adjusted basis began at the opening of business on the morning of March 20, 2015. All historic share and per share information, including earnings per share, in this 2017 Form 10-K have been adjusted to reflect the Reverse Stock Split. The table below sets forth, for the respective periods indicated, the high and low prices for our common stock as reported on NASDAQ and NYSE MKT, as applicable.

	Bid Prices
	High	Low
2017
First Quarter	$4.85	$3.15
Second Quarter	$6.10	$4.00
Third Quarter	$6.30	$4.20
Fourth Quarter	$5.30	$3.55
2016
First Quarter	$7.34	$3.78
Second Quarter	$5.92	$4.23
Third Quarter	$6.22	$4.50
Fourth Quarter	$5.25	$2.90

We paid no dividends or made any other distributions in respect of our common stock during our fiscal years ended December 31, 2017 and 2016, and we have no plans to pay any dividends or make any other distributions in the future. Our Credit Agreement prohibits us from paying dividends on our equity securities, other than dividends on common stock which accrue (but are not paid in cash) or are paid in kind, or dividends on preferred stock which accrue (but are not paid in cash) or are paid in kind.

On March 13, 2018, the closing price of our common stock was $3.00 per share as reported on NASDAQ. As of March 13, 2018, there were 72,060,119 shares of our common stock issued and outstanding. As of March 13, 2018, there were 104 record holders of our common stock.

Performance Graph

The following graph and table match our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph and table track the performance of a $100.00 investment in our common stock and in each index (with the reinvestment of all dividends) for the five years ended December 31, 2017. The information reflected in the graph and table is not intended to forecast future performance of our common stock and may not be indicative of future performance.

	12/12	12/13	12/14	12/15	12/16	12/17
Cogint, Inc.	100.00	127.02	68.98	123.49	58.04	74.02
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Computer & Data Processing	100.00	151.54	173.50	208.25	224.83	315.58

Recent Sale of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2017.

Number of securities
remaining available
for future issuance
	Number of securities to		Weighted-average		under equity
	be issued upon exercise		exercise price of		compensation plans
	of outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	6,298,890	(2)	$12.59	(3)	4,694,808
Equity compensation plans not approved by security holders	-		-		-
Total	6,298,890		$12.59		4,694,808

(1)	The equity compensation plans approved by security holders include the 2008 Plan and 2015 Plan, as defined in Note 14, “Share-based compensation,” to the Consolidated Financial Statements.

(2)	Includes 6,076,890 shares of RSUs and restricted stock to be issued upon the vesting of such RSUs and restricted stock.

(3)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the vesting of RSUs and restricted stock, since RSUs and restricted stock have no exercise price.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this 2017 Form 10-K. The fiscal year financial information included in the table below is derived from our audited consolidated financial statements. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015 (1)
Statements of Operations:
Revenue	$220,268	$186,836	$14,091
Loss from operations	$(42,518)	$(34,038)	$(44,400)
Net loss from continuing operations	$(53,206)	$(29,086)	$(42,585)
Net loss from discontinued operations attributable to cogint	$-	$-	$(41,950)
Net loss attributable to cogint	$(53,206)	$(29,086)	$(84,535)
Basic and diluted loss per share (2)
Continuing operations	$(0.96)	$(0.65)	$(3.27)
Discontinued operations	-	-	(3.22)
	$(0.96)	$(0.65)	$(6.48)
Weighted average shares used in computation of loss per share - Basic and diluted	55,648,235	44,536,906	13,036,082
Statements of Cash Flows:
Net cash provided by (used in) operating activities	2,352	2,099	(10,673)

(1)

Financial data of Fluent, LLC, a subsidiary acquired by the Company on December 8, 2015, for the period from December 9, 2015 to December 31, 2015 were included in the Consolidated Statements of Operations. The Company disposed of all assets and liabilities related to its Chinese and British Virgin Islands based subsidiaries (collectively, the “Advertising Business”) in 2015, and the operating results of the Advertising Business for the year ended December 31, 2015 were reflected as discontinued operations. See Note 4, “Acquisitions,” and Note 5, “Discontinued Operations,” to the Consolidated Financial Statement for details.

(2)	Loss per share tables may contain summation differences due to rounding.

	December 31,
(In thousands)	2017	2016	2015
Balance sheets:
Total assets	$316,999	$311,911	$289,192
Long-term debt, net, including promissory notes payable to certain shareholders, net	$60,213	$45,878	$48,668
Total shareholders' equity	$224,007	$229,649	$205,895

	Year Ended December 31,
(In thousands)	2017	2016	2015
Adjusted EBITDA (1)
Adjusted EBITDA	$24,233	$14,973	$(6,648)

(1)

See “Use and Reconciliation of Non-GAAP Financial Measures” set forth in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” for a discussion of our use of adjusted EBITDA and a reconciliation to net loss, the most directly comparable GAAP financial measure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K (“2017 Form 10-K”). This 2017 Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this 2017 Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

We provide unique and compelling solutions essential to the daily workflow of organizations within both the public and private sectors. Our cloud-based data fusion and customer acquisition technology platforms, combined with our massive database consisting of public-record, proprietary and publicly-available data, as well as a unique repository of self-reported information on millions of consumers, enables the delivery of differentiated products and solutions used for a variety of essential functions. These essential functions include identification and authentication, investigation and validation, and customer acquisition and retention.

The Company operates through two reportable segments: (i) Information Services and (ii) Performance Marketing. For additional information relating to our segments, see Note 15, “Segment Information,” in our Notes to Consolidated Financial Statements.

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

Previously, we provided advertising services in the out-of-home advertising industry in China under the name Tiger Media, Inc. (“Tiger Media”). On March 21, 2015, Tiger Media completed the acquisition of The Best One, Inc. (“TBO”). In the transaction, TBO became a wholly owned subsidiary of Tiger Media, with TBO changing its name to IDI Holdings, LLC (“IDI Holdings”) and Tiger Media changing its name to IDI, Inc, now known as Cogint, Inc. TBO was a holding company engaged in the acquisition of operating businesses and the acquisition and development of technology assets across various industries. On October 2, 2014, TBO acquired 100% of the membership interests of Interactive Data, LLC (“Interactive Data”). Historically, Interactive Data provided data solutions and services to the Accounts Receivable Management industry, consisting primarily of collection agencies, collection law firms, and debt buyers, for location and identity verification, legislative compliance and debt recovery. Interactive Data now serves the entirety of the risk management industry. Through leading-edge, proprietary technology, advanced systems architecture, and a massive data repository, Interactive Data addresses the rapidly growing need for actionable intelligence.

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

On June 8, 2016, we acquired Q Interactive (“Q Interactive”) (the “Q Interactive Acquisition”), a subsidiary of Selling Source, LLC. Q Interactive was founded in 1994 as Interactive Coupon Marketing Group and provides performance based digital marketing solutions for advertisers and publishers. We believe the acquisition of Q Interactive is in line with our strategy to bolster our market leadership in performance marketing by adding client relationships as well as technology capabilities. During the first quarter of 2017, Q Interactive’s business was merged and fully integrated into Fluent (the “Q Interactive Integration”), and Q Interactive became a wholly-owned subsidiary of Fluent.

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

Industry Trends and Uncertainties

Operating results are affected by the following factors that impact the big data and analytics sector in the United States:

•

The macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels and consumer confidence, influences our revenue. Macroeconomic conditions also have a direct impact on overall technology, marketing and advertising expenditures in the U.S. As marketing budgets are often more discretionary in nature, they are easier to reduce in the short term as compared to other corporate expenses. Future widespread economic slowdowns in any of the industries or markets our clients serve could reduce the technology and marketing expenditures of our clients and prospective customers.

•

Our revenue is also significantly influenced by industry trends, including the demand for business analytics services in the industries we serve. Companies are increasingly relying on business analytics and big-data technologies to help process data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their service providers as well as solutions that fully integrate into their workflows. The increasing number and complexity of regulations centered around data and provision of information services makes operations for businesses in the big data and analytic sector more challenging.

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

Spin-off of Red Violet and Business Combination Agreement

On September 6, 2017, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with BlueFocus International Limited (“BlueFocus”), a private company limited by shares registered in Hong Kong. Under the terms of the Business Combination Agreement, the Company would issue to BlueFocus shares of the Company’s common stock, representing 63% of the Company’s common stock on a fully diluted, post-transaction basis (the “Purchased Shares”), in consideration of the contribution of the equity interests of certain entities and $100.0 million in cash by BlueFocus (the “Business Combination Transaction”). BlueFocus would also repay, assume, or refinance indebtedness of the Company. Before closing of the Business Combination Transaction, cogint would contribute its data and analytics operations and assets into its wholly-owned subsidiary, Red Violet, Inc. (“Red Violet”), and the shares of Red Violet would be distributed as a stock dividend to cogint stockholders of record as of the record date (the “Record Date”) and to certain warrant holders (the “Spin-off”).

As a condition to closing of the Business Combination Transaction, BlueFocus and the Company sought regulatory approval by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS has indicated its unwillingness to approve the transaction, therefore, on February 20, 2018, the parties withdrew their application with CFIUS and terminated the Business Combination Agreement in accordance with its terms.

On February 12, 2018, the Company’s Board of Directors approved the plan to accelerate the Spin-off. Despite the termination of the Business Combination Agreement, the Company will continue with the accelerated Spin-off of Red Violet, which is now governed by a Separation and Distribution Agreement (the “Separation Agreement”) as well as other related agreements between cogint and Red Violet, each entered into on February 27, 2018 (collectively, the “Spin-off Agreements”). The Company will contribute $20.0 million in cash to Red Violet upon completion of the Spin-off. Red Violet has filed with the SEC a Registration Statement on Form 10, registering under the Exchange Act, the shares of Red Violet to be distributed in the Spin-off. As a result, upon completion of the Spin-off, cogint stockholders will hold shares of two public companies, cogint and Red Violet. cogint common stock will continue trading on The NASDAQ Stock Market (“NASDAQ”).

On March 7, 2018, the Company announced that the Board of Directors established March 19, 2018 as the Record Date and March 26, 2018 as the distribution date (the “Distribution Date”) for the Spin-off. On March 9, 2018, in order to meet NASDAQ initial listing requirement of a minimum $4.00 bid price, the Company adjusted the Spin-off ratio so that on the Distribution Date, stockholders of the Company will receive, by way of a dividend, one share of Red Violet common stock for each 7.5 shares of cogint common stock held as of the Record Date. On March 13, 2018, NASDAQ approved Red Violet’s application to list its common stock on NASDAQ under the symbol “RDVT.”

On March 8, 2018, the Compensation Committee of the Board of Directors of cogint approved the acceleration of an aggregate of 5,222,561 shares of stock options, RSUs and restricted stock held by certain employees, consultants, and directors, including only those employees who will continue with Red Violet upon completion of the Spin-off, subject to such employees still being employed or providing services on the acceleration date. The acceleration date was subsequently determined to be March 12, 2018. The share-based compensation expense of $15.3 million resulting from the above-mentioned acceleration is expected to be recognized in discontinued operations during the first quarter of 2018.

Pro forma of cogint reflecting the Spin-off of Red Violet (unaudited)

The following table includes the unaudited condensed consolidated pro forma statements of operations of cogint for the years ended December 31, 2017 and 2016 as if the Spin-off of Red Violet had been completed as of the beginning of the periods being presented.

	Pro Forma
	Year Ended December 31,
(In thousands)	2017	2016
Revenue	$211,690	$182,251
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	140,341	129,492
Sales and marketing expenses	16,176	13,501
General and administrative expenses	29,895	22,163
Depreciation and amortization	13,055	12,024
Write-off of long-lived assets	3,626	-
Total costs and expenses	203,093	177,180
Income from operations	8,597	5,071
Interest expense, net	(5,653)	(4,587)
Income before income taxes	2,944	484
Income taxes	1,122	184
Net income	$1,822	$300
Earnings per share:
Basic	$0.03	$0.01
Diluted	$0.02	$-
Weighted average number of shares outstanding:
Basic	72,369,185	57,322,752
Diluted	75,491,094	60,255,704

The unaudited pro forma disclosure gives effect to the following transactions and events as if they occurred at the beginning of the periods presented:

•

Pursuant to the Spin-off Agreements mentioned above, cogint will spin-off Red Violet by distributing 100% of Red Violet’s common stock to holders of cogint’s common stock and certain warrants, as a stock dividend on the Record Date of the Spin-off. Upon the Spin-off, cogint will continue to trade on NASDAQ, with Fluent being its wholly-owned subsidiary.

•

Certain corporate expenses, such as corporate expenses related to legal services, accounting and finance services, and other professional services, incurred during the years ended December 31, 2017 and 2016 were allocated to cogint assuming the Spin-off occurred at the beginning of the periods presented. In addition, the pro forma also includes the impact of additional restricted stock units (“RSUs”) to be granted to the new cogint directors, and additional costs in relation to transition period services provided to cogint by Red Violet.
•

cogint will refinance its debt upon the Spin-off of Red Violet. In preparation of the pro forma, we used the assumption of a five-year long-term debt in the aggregate amount of $70.0 million, with an estimated annual interest rate of 8.5%.

•

On March 12, 2018, cogint accelerated the outstanding shares of stock options, RSUs and restricted stock held by certain employees, consultants, and directors, including only those employees who will continue with Red Violet upon completion of the Spin-off, subject to such employees still being employed or providing services on the acceleration date. The related compensation expense will be recorded fully in the discontinued operations prior to the Spin-off.

•

Income taxes are based on an expected effective income tax rate of 38.1%. As a result of the tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”), enacted on December 22, 2017, we expect the effective income tax rate to be lowered going forward.

•

The pro forma basic weighted average number of shares outstanding is primarily computed based on the basic weighted average number of shares outstanding of cogint, plus the number of accelerated or vested but not delivered shares of RSUs previously granted to certain employees, consultants, and directors, including only those employees who will continue with Red Violet upon completion of the Spin-off. The pro forma diluted weighted average number of shares outstanding is primarily computed based on the pro forma basic weighted average number of shares outstanding, plus the outstanding RSUs that are not subject to acceleration.

We will continue to evaluate the financial performance of cogint after the Spin-off on a variety of key indicators, including adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, adding back interest expense, income tax expense, depreciation and amortization, share-based compensation expense, write-off of long-lived assets and other adjustments, as noted in the table below. Also see “Use and Reconciliation of Non-GAAP Financial Measures” below for details.

	Pro Forma
	Year Ended December 31,
(In thousands)	2017	2016
Net income	$1,822	$300
Interest expense, net	5,653	4,587
Income tax expense	1,122	184
Depreciation and amortization	13,055	12,024
Share-based compensation expense	7,608	5,897
Write-off of long-lived assets	3,626	-
Litigation costs	204	106
Acquisition and restructuring costs	890	488
Adjusted EBITDA	$33,980	$23,586

The unaudited pro forma financial information is presented for informational purposes only, and may not necessarily reflect our future results of operations or what the results of operations would have been had we completed the Spin-off of Red Violet as of the beginning of the periods presented.

January 2018 Registered Direct Offering

Pursuant to a definitive securities purchase agreement on January 10, 2018 with certain qualified institutional buyers, the Company issued an aggregate of 2,700,000 shares of common stock in a registered direct offering for gross proceeds of $13.5 million (the “January 2018 Registered Direct Offering”), with a purchase price of $5.00 per share, which was received in January 2018. Simultaneously, the Company issued such institutional buyers, for no additional consideration, warrants to purchase an aggregate of 1,350,000 shares of common stock. The warrants have an exercise price of $6.00 per share and are exercisable from the date of issuance and expire on the earlier of the close of business on the two-year anniversary of (i) the date the registration statement registering the resale of the underlying shares is declared effective by the SEC or (ii) the commencement date that such warrants may be exercised by means of a “cashless exercise.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon cogint’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US

GAAP”). The preparation of these financial statements requires cogint to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, cogint evaluates its estimates, including those related to revenue recognition, allowance for doubtful receivables, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Information services revenue is generated from the risk management industry and consumer marketing industry. Information services revenue generated from the risk management industry is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenue pursuant to transactions determined by the customers’ usage is recognized when the transaction is complete, and either party may terminate the transactional agreement at any time. Revenue pursuant to contracts containing a monthly fee is recognized ratably over the contract period, which is generally 12 months, and the contract shall automatically renew for additional, successive 12-month terms unless written notice of intent not to renew is provided by one party to the other at least 30 days or 60 days prior to the expiration of the then current term.

Information services revenue generated from the consumer marketing industry is generally recognized when related services are delivered, in accordance with terms detailed in the agreements. These terms typically call for a specific transactional unit price per record delivered based on predefined qualifying characteristics specified by the customer. These records are tracked in real time by the Company’s systems, reported, recorded, and regularly reconciled against advertiser data either in real time or at various contractually defined periods, whereupon the number of qualified records during such specified period are finalized and adjustments, if any, to revenue are made. Additional revenue is generated through revenue-sharing agreements with marketers who target offers to users provided by the Company from the Company’s owned and operated sites. Either party may terminate the transactional agreement at any time.

Performance marketing revenue is recognized when the conversions are generated based on predefined user actions (for example, a click, a registration, an app install or a coupon print) subject to certain qualifying characteristics specified by the customer, in accordance with terms detailed in advertiser agreements and/or the attendant insertion orders. These terms typically call for a specific transactional unit price per conversion generated. These conversions are tracked in real time by the Company’s systems, reported, recorded, and regularly reconciled against advertiser data either in real time or at various contractually defined periods, whereupon the number of qualified conversions during such specified period are finalized and adjustments, if any, to revenue are made. Either party may terminate the transactional agreement at any time.

Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheets, and are recognized as revenue when the services are rendered. As of December 31, 2017, deferred revenue totaled $0.3 million, all of which is expected to be realized in 2018.

Generally, customers are invoiced monthly. The Company sells its products or provides services to customers with normal payment terms ranging from due upon receipt to 60 days. Rarely does the Company extend payment terms beyond their normal terms.

Allowances for doubtful accounts

The Company maintains allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual balances receivable, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, the Company’s estimates for doubtful accounts have not differed materially from actual results. The amount of the allowance for doubtful accounts was $1.9 million and $0.8 million as of December 31, 2017 and 2016, respectively.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2017, the Company has a valuation allowance of $10.9 million. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

On December 22, 2017, the Act was enacted, resulting in significant modifications to existing law, including lowering the U.S. corporate statutory income tax rate to 21%, among other changes. As a full valuation allowance was provided as of December 31, 2017, the Act does not have any material net impact on our consolidated financial statements, however, certain income tax disclosures, including the re-measurement of deferred tax assets and liabilities and related valuation allowance, and the effective income tax rate reconciliation, are affected. The Company follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date. Due to certain ambiguities in the Act, the Company is still evaluating the impact of changes to Code Section 162(m) on our consolidated financial statements. It is the intention of the Company to complete the necessary analysis within the measurement period, upon receiving further clarifying guidance from U.S. Department of the Treasury, no later than December 31, 2018.

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

Goodwill

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative step one assessment involves determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with goodwill exceeds its estimated fair value, we will perform a quantitative step two assessment. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (“ASU 2017-04”), “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. The Company early adopted ASU 2017-04 in the fourth quarter of 2017.

On October 1, 2017 and 2016, we performed a quantitative step one assessment. The results of our step one assessment proved that the estimated fair value of each reporting unit exceeds the carrying value. We concluded that goodwill was not impaired as of December 31, 2017 and 2016.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit, including market multiples, discount rates, etc.

Impairment of long-lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360-10-15. To the extent that estimated future undiscounted cash inflows attributable to the asset, less estimated future undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying value of assets can be supported by the undiscounted future cash flows. In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, gross margin percentages and terminal growth rates. In September 2016, the Company wrote off the remaining balance of the intellectual property purchased by TBO from Ole Poulsen (the “Purchased IP”), pursuant to a purchase agreement dated October 14, 2014, and capitalized litigation costs of $4.1 million, in total, as a result of an unfavorable ruling in relation to a litigation matter, which was settled pursuant to a settlement agreement on July 22, 2017. See Item 3, “Legal Proceedings,” included in this 2017 Form 10-K, and Note 17(d), “Contingency,” to the Notes to Consolidated Financial Statements, for additional information. In the first quarter of 2017, the Company wrote off the remaining balance of long-lived assets of $3.6 million, relating primarily to the acquired proprietary technology and trade names acquired in the Q Interactive Acquisition, into the total costs and expenses as a write-off of long-lived assets, as a result of the Q Interactive Integration.

We concluded there was no impairment as of December 31, 2017 and 2016.

Share-based compensation

The Company accounts for share-based compensation to employees in accordance with ASC 718, “Compensation—Stock Compensation.” Under ASC 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and generally recognizes the costs on a straight-line basis over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, we begin recording share-based compensation when achieving the performance criteria is probable.

The fair value of RSUs and restricted stock is determined based on the number of shares granted and the quoted price of our common stock and fair value of share options is estimated on the date of grant using a Black-Scholes model. We estimate the volatility of our shares on the date of grant utilizing the historical volatility of our publicly-traded shares. We estimate the risk-free interest rate based on rates in effect for United States government bonds with terms similar to the expected terms of the stock options, at the time of grant. We estimate the expected terms by taking into account the contractual terms and historical exercise patterns. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amount will be recorded as a cumulative adjustment in the period estimates are revised. Changes in our estimates and assumptions may cause us to realize material changes in share-based compensation expense in the future. During the first quarter of 2017, we adopted ASU No. 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting,” which simplifies the accounting for share-based payment transactions, and the Company elected the option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, on a retrospective basis.

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

The Company accounts for share-based compensation to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Under ASC 505-50, share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. In the event that the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued by the Company. Fair value of the consideration is updated each reporting period until the performance required to receive the award is complete. We recognize the fair value as expense on a straight-line basis over the expected service period.

Recently Issued Accounting Standards

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 2. Summary of significant accounting policies - (t) Recently issued accounting standards.”

Fourth Quarter Financial Results

Three months ended December 31, 2017 compared to three months ended December 31, 2016:

•	Total revenue increased 9% to $59.2 million from $54.2 million.
•	Information Service revenue increased 27% to $20.5 million from $16.2 million.
•	Performance Marketing revenue increased 2% to $38.7 million from $38.0 million.
•

Net loss was $6.0 million (inclusive of income tax benefit of $0 and non-cash items totaling $11.0 million) compared to $5.4 million (inclusive of income tax benefit of $2.5 million and non-cash items totaling $10.8 million).

•	Adjusted EBITDA grew 36% to $8.6 million from $6.3 million.

Full Year Financial Results

Year ended December 31, 2017 compared to year ended December 31, 2016:

•	Total revenue increased 18% to $220.3 million from $186.8 million.
•	Information Service revenue increased 41% to $78.4 million from $55.4 million.
•	Performance Marketing revenue increased 8% to $141.9 million from $131.4 million.
•

Net loss was $53.2 million (inclusive of income tax benefit of $0 and non-cash items totaling $52.8 million) compared to $29.1 million (inclusive of income tax benefit of $14.0 million and non-cash items totaling $47.2 million).

•	Adjusted EBITDA grew 62% to $24.2 million from $15.0 million.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, adding back net loss from discontinued operations, interest expense, income tax benefit, depreciation and amortization, share-based compensation expense, litigation costs, acquisition and restructuring costs, write-off of long-lived assets, and other adjustments, as noted in the tables below.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net loss attributable to cogint	$(53,206)	$(29,086)	$(84,535)
Net loss from discontinued operations attributable to cogint	-	-	41,950
Interest expense, net	9,683	7,593	468
Income tax benefit	-	(14,042)	(16,583)
Depreciation and amortization	14,193	12,631	841
Share-based compensation expense	33,996	29,249	34,160
Litigation costs	9,395	2,588	1,483
Acquisition and restructuring costs	5,541	488	1,268
Write-off of long-lived assets	3,626	4,055	-
Non-cash loss on amendments of warrants	1,005	1,273	-
Contingent earn-out costs	-	-	14,300
Non-recurring fund-raising costs	-	224	-
Adjusted EBITDA	$24,233	$14,973	$(6,648)

	Three Months Ended
(In thousands)	December 31, 2017	December 31, 2016
Net loss attributable to cogint	$(5,977)	$(5,386)
Interest expense, net	2,585	2,032
Income tax benefit	-	(2,523)
Depreciation and amortization	3,733	3,519
Share-based compensation expense	6,294	7,308
Non-cash loss on amendments of warrants	1,005	-
Acquisition-related costs	749	57
Non-recurring legal and litigation costs	225	1,095
Non-recurring fund-raising costs	-	224
Adjusted EBITDA	$8,614	$6,326

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

Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and is an indicator of the operational strength of our business. Adjusted EBITDA eliminates the uneven effect across all reportable segments of considerable amounts of non-cash depreciation and amortization, share-based compensation expense and write-off of long-lived assets.

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

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenue. Total revenue increased $33.5 million or 18% to $220.3 million for the year ended December 31, 2017, from $186.8 million for the year ended December 31, 2016. This increase was driven by strong growth in our Information Services segment, which was mainly due to the growth in volume, as a result of the continued staged release of our product suite and Fluent’s increased focus on the Information Services segment. Revenue generated from our Information Services segment and Performance Marketing segment was $78.4 million and $141.9 million, respectively, for the year ended December 31, 2017, versus $55.4 million and $131.4 million, respectively, for the year ended December 31, 2016.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $13.6 million or 10% to $147.4 million for the year ended December 31, 2017, from $133.8 million for the year ended December 31, 2016. Our cost of revenue primarily includes data acquisition costs, media costs and other cost of revenue. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. Media costs consist primarily of the cost to acquire traffic through the purchase of impressions or clicks from publishers or third-party intermediaries, such as advertising exchanges, and is used primarily to power solutions in our Performance Marketing segment. Other cost of revenue includes expenses related to third-party infrastructure fees.

The total cost of revenue as a percentage of revenue was 67% and 72% for the years ended December 31, 2017 and 2016, respectively. The decrease in cost of revenue as a percentage of revenue was mainly attributed to scaling of our Information Services segment, producing lower cost of revenue as a percentage of revenue relative to the consolidated business.

•

In the Information Services segment, cost of revenue as a percentage of revenue is impacted by several factors, including changes in transactional-based data costs, timing and entry into flat-fee data licensing agreements, the mix of those data costs, changes in channels of distribution, sales volume, pricing strategies, and fluctuations in sales of integrated third-party products. As the construct of our data costs is a flat-fee, unlimited usage model, we expect that our cost of revenue as a percentage of revenue will continue to decrease in our Information Services segment over the coming years as we increase our revenue. We saw this trend for the year ended December 31, 2017, compared to 2016, mainly a result of our consumer marketing business leveraging greater optimization of our consumer traffic through data rich media buying, reducing our costs to acquire the data relative to revenue.

•

In our Performance Marketing segment, cost of revenue as a percentage of revenue is impacted by several factors, including the cost to acquire traffic primarily from the purchase of impressions from publishers or third-party intermediaries, such as advertising exchanges, the competitive landscape associated with purchasing that inventory, and our ability to manage the quality and liquidity of the inventory. We generated a slight lower cost of revenue as a percentage of revenue for the year ended December 31, 2017, as compared to 2016.

Historically, our total cost of revenue will trend between 67% and 74% as a percentage of revenue, based on the relative mix of revenue derived from our Information Services and Performance Marketing segments. At scale, the industry business model’s cost of revenue in the Information Services segment will trend between 15% and 30% as a percentage of revenue. As a result of our continued focus on scaling the Information Services segment and the construct of our data costs in a flat-fee, unlimited usage model, we expect that our consolidated cost of revenue as a percentage of revenue will continue to decrease over the next twelve months.

Sales and marketing expenses. Sales and marketing expenses increased $4.3 million or 26% to $20.6 million for the year ended December 31, 2017, from $16.3 million for the year ended December 31, 2016. The increase was mainly due to the increased salaries and benefits resulting from the increased headcount as we continue to invest in the expansion of our sales organization and increased commission following the increase in revenue, and the increased bad debt expenses. Sales and marketing expenses consist of advertising and marketing, salaries and benefits, traveling expenses incurred by our sales team, share-based compensation expense, provision for bad debts, and fulfillment costs. Included in sales and marketing expenses was non-cash share-based compensation expense of $2.9 million and $2.3 million for the years ended December 31, 2017 and 2016, respectively.

General and administrative expenses. General and administrative expenses increased $22.9 million or 42% to $77.0 million for the year ended December 31, 2017, from $54.1 million for the year ended December 31, 2016. The increase was mainly the result of increased non-cash share-based compensation expense, employee salaries and benefits, litigation costs, and acquisition and restructuring costs, and other professional fees. For the years ended December 31, 2017 and 2016, the amounts consisted mainly of non-cash share-based compensation expense of $31.1 million and $26.9 million, litigation costs of $9.4 million and $2.6 million, including an accrual in connection with the TRADS Litigation Settlement of $7.0 million and $0, acquisition and restructuring costs of $5.5 million and $0.5 million, other professional fees of $3.3 million and $5.6 million, and employee salaries and benefits of $16.5 million and $12.0 million, respectively. The Company expects a significant reduction in litigation costs going forward.

Depreciation and amortization. Depreciation and amortization expenses increased $1.6 million or 12% to $14.2 million for the year ended December 31, 2017, from $12.6 million for the year ended December 31, 2016. The increase in depreciation and amortization was mainly due to the amortization of intangible assets resulting from the Q Interactive Acquisition effective on June 8, 2016 and the launch of software developed for internal use since the second quarter of 2016.

Write-off of long-lived assets. During the year ended December 31, 2017, as a result of the Q Interactive Integration, we wrote off $3.6 million, primarily relating to the remaining balance of the acquired proprietary technology and trade names acquired in the Q Interactive Acquisition. We included it in the costs and expenses as a write-off of long-lived assets. During the year ended December 31, 2016, the write-off of long-lived assets of $4.1 million represented the write-off of the remaining balance of the Purchased IP and capitalized litigation costs as a result of an unfavorable ruling in relation to the Purchased IP litigation.

Interest expense, net. Interest expense, net, represented the interest expense and amortization of debt issuance costs associated with (i)  the term loan in the amount of $45.0 million (“Term Loan”) pursuant to a credit agreement entered in December 2015 (“Credit Agreement”), (ii) promissory notes payable to certain stockholders in the amount of $10.0 million (“Promissory Notes”) pursuant to agreements with certain stockholders in December 2015, and (iii) the incremental term loan in the amount of $15.0 million (“Incremental Term Loan”, together with Term Loan, collectively, “Term Loans”), pursuant to the amendment No. 3 to the Credit Agreement effective in January 2017 (the “Amendment No. 3”). Interest expense, net, increased $2.1 million or 28% to $9.7 million for the year ended December 31, 2017, from $7.6 million for the year ended December 31, 2016. The increase was mainly attributable to the addition of the Incremental Term Loan in January 2017. The long-term debt balance, including the current portion of long-term debt and PIK interest accrued to the principal balance, and net of unamortized debt issuance costs, was $63.0 million as of December 31, 2017.

Other expenses, net. Other expenses of $1.0 million and $1.5 million for the years ended December 31, 2017 and 2016, respectively, mainly represented non-cash loss on amendments of warrants previously issued to certain warrant holders of the Company.

Loss before income taxes. For the years ended December 31, 2017 and 2016, we had a loss before income taxes of $53.2 million and $43.1 million, including non-cash share-based compensation expense of $34.0 million and $29.2 million, depreciation and amortization of $14.2 million and $12.6 million, litigation costs of $9.4 million and $2.6 million, acquisition and restructuring costs of $5.5 million and $0.5 million, one-time write-off of long-lived assets of $3.6 million and $4.1 million, and non-cash loss on exchange of warrants of $1.0 million and $1.3 million, respectively.

Income taxes. Income tax benefit of $0 and $14.0 million was recognized for the years ended December 31, 2017 and 2016, respectively. A full valuation allowance on the net deferred tax assets was recognized as of December 31, 2017 and 2016. On December 22, 2017, the Act was enacted, with the U.S. corporate statutory income tax rate lowered to 21%, among other changes. As a full valuation allowance was provided as of December 31, 2017, the Act does not have any material net impact on our consolidated financial statements, however, certain income tax disclosures, including the re-measurement of deferred tax assets and liabilities and related valuation allowance, and the effective income tax rate reconciliation, are affected. See Note 12, “Income Taxes,” included in Notes to Consolidated Financial Statements, for details.

Net loss attributable to cogint. A net loss of $53.2 million and $29.1 million was recognized for the years ended December 31, 2017 and 2016, respectively, as a result of the foregoing.

Year ended December 31, 2016 compared to year ended December 31, 2015

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

On December 8, 2015, the Company completed the “Fluent Acquisition. The results of operations of Fluent are included in the Company’s consolidated financial statements for the year ended December 31, 2016, while only the period subsequent to the acquisition were included for the year ended December 31, 2015. On June 8, 2016, the Company completed the Q Interactive Acquisition. The results of operations of Q Interactive beginning on June 8, 2016 are included in the Company’s consolidated financial statements for the year ended December 31, 2016.

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

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $123.5 million to $133.8 million for the year ended December 31, 2016, from $10.3 million for the year ended December 31, 2015. Our cost of revenue primarily includes data acquisition costs, media costs and other cost of revenue. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. Media costs consist primarily of the cost to acquire traffic through the purchase of impressions or clicks from publishers or third-party intermediaries, such as advertising exchanges, and is used primarily to power solutions in our Performance Marketing segment. Other cost of revenue includes expenses related to third-party infrastructure fees.

The cost of revenue as a percentage of revenue was 72% and 73% for the years ended December 31, 2016 and 2015, respectively. The decrease was attributable to lower data costs relative to revenue, mainly a result of the following:

•

In the Information Services segment, cost of revenue as a percentage of revenue is impacted by several factors, including changes in transactional-based data costs, timing and entry into flat-fee data licensing agreements, the mix of those data costs, changes in channels of distribution, sales volume, pricing strategies, and fluctuations in sales of integrated third-party products. As the construct of our data costs is a flat-fee, unlimited usage model, we expect that our cost of revenue as a percentage of revenue will continue to decrease in our Information Services segment over the coming years as we increase our revenue. We saw the beginning of this for the year ended December 31, 2016, compared to 2015, mainly a result of our consumer marketing business leveraging greater optimization of our consumer traffic through data rich media buying, reducing our costs to acquire the data relative to revenue.

•

In our Performance Marketing segment, cost of revenue as a percentage of revenue is impacted by several factors, including the cost to acquire traffic primarily from the purchase of impressions from publishers or third-party intermediaries, such as advertising exchanges, the competitive landscape associated with purchasing that inventory, and our ability to manage the quality and liquidity of the inventory. We generated a constant cost of revenue as a percentage of revenue for the year ended December 31, 2016, as compared to 2015.

Historically, our total cost of revenue will trend between 68% and 74% as a percentage of revenue, based on the relative mix of revenue derived from our Information Services and Performance Marketing segments. At scale, the business model’s cost of revenue in the Information Services segment will trend between 15% and 30% as a percentage of revenue. As a result, we expect our consolidated cost of revenue as a percentage of revenue to decrease over the next twelve months as our Information Services revenue begins to scale.

Sales and marketing expenses. Sales and marketing expenses increased $13.4 million to $16.3 million for the year ended December 31, 2016, from $2.9 million for the year ended December 31, 2015. The increase was mainly a result of the Fluent Acquisition and the expansion of our sales organization. Sales and marketing expenses consist of marketing and promotion, salaries and benefits, traveling expenses, share-based compensation expense, and transportation and other expenses, incurred by our sales team, which are expected to increase in the future following the growth of revenue and the Company’s continuous efforts to expand its sales organization. Included in sales and marketing expenses was non-cash share-based compensation expense of $2.3 million for the year ended December 31, 2016, versus $0.3 million for the year ended December 31, 2015.

General and administrative expenses. General and administrative expenses increased $9.6 million to $54.1 million for the year ended December 31, 2016, from $44.5 million for the year ended December 31, 2015. The increase in general and administrative expenses was mainly attributable to the Fluent Acquisition effective on December 8, 2015. The amounts mainly consisted of non-cash share-based compensation expense of $26.9 million and $33.9 million, professional fees of $8.1 million and $4.2 million, acquisition and restructuring costs of $0.5 million and $1.3 million, and employee salaries and benefits of $12.0 million and $2.0 million, for the years ended December 31, 2016 and 2015, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $11.8 million to $12.6 million for the year ended December 31, 2016, from $0.8 million for the year ended December 31, 2015. The increase in depreciation and amortization in 2016 was mainly attributable to the amortization of intangible assets resulting from the Fluent Acquisition and the Q Interactive Acquisition.

Write-off of long-lived assets. The write-off of long-lived assets of $4.1 million for the year ended December 31, 2016 represented the write-off of the remaining balance of Purchased IP and capitalized litigation costs as a result of an unfavorable ruling in relation to the Purchased IP litigation. There was no write-off of long-lived assets recognized in continuing operations for the year ended December 31, 2015.

Interest expense, net. Interest expense, net, of $7.6 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively, represented the interest expense and amortization of debt issuance costs associated with the Term Loan in the amount of $45.0 million and Promissory Notes in the amount of $10 million, pursuant to agreements entered in December 2015 in connection with the Fluent Acquisition, with an aggregate long-term debt balance, including the current portion of long-term debt, of $50.0 million as of December 31, 2016.

Contingent earn-out costs. Contingent earn-out costs of $14.3 million for the year ended December 31, 2015 represented one-time non-cash costs related to the earn-out shares issued to certain investors, as discussed in Note 4, “Acquisitions,” included in Notes to Consolidated Financial Statements, pursuant to amendments to TBO Merger Agreement.

Other expenses, net. Other expenses of $1.5 million for the year ended December 31, 2016 mainly represented non-cash loss on exchange of warrants previously issued to certain stockholders of the Company.

Loss before income taxes. For the years ended December 31, 2016 and 2015, we had a loss before income taxes of $43.1 million and $59.2 million, including non-cash share-based compensation expense of $29.2 million and $34.2 million, depreciation and amortization of $12.6 million and $0.8 million, one-time write-off of long-lived assets of $4.1 million and $0, contingent earn-out costs of $0 and $14.3 million, and non-cash loss on amendments of warrants of $1.3 million and $0, respectively. As a result of the foregoing, loss before income taxes decreased $12.0 million in 2016 as compared to 2015.

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

Net loss from continuing operations. Net loss from continuing operations decreased $13.5 million to $29.1 million for the year ended December 31, 2016, from $42.6 million for the year ended December 31, 2015, as a result of the foregoing.

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

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities. For the years ended December 31, 2017 and 2016, net cash provided by operating activities was $2.4 million and $2.1 million, respectively, which was mainly the result of the net loss of $53.2 million and $29.1 million, adjusted for certain non-cash items, such as depreciation and amortization, share-based compensation expense, write-off of long-lived assets and deferred income tax benefit, of $57.9 million and $36.4 million, respectively. In addition, for the years ended December 31, 2017 and 2016, the net working capital increased $2.3 million and $5.2 million, respectively. For the year ended December 31, 2015, net cash used in operating activities of $10.7 million was mainly attributable to net loss incurred from continuing operations.

Cash flows used in investing activities. Net cash used in investing activities for the year ended December 31, 2017 was $8.1 million, which was mainly due to an aggregate of $6.9 million of capitalized costs included in software developed for internal use. Net cash used in investing activities for the year ended December 31, 2016 was $12.0 million, which was mainly due to an aggregate of $10.2 million of capitalized costs included in software developed for internal use and capitalized litigation costs. Net cash used in investing activities for the year ended December 31, 2015 of $93.8 million was mainly due to the cash paid for the Fluent Acquisition of $93.3 million and an aggregate of $3.1 million of capitalized costs included in software developed for internal use and capitalized litigation costs, which were offset by the cash proceeds of $3.6 million as a result of the reverse acquisition of Tiger Media on March 21, 2015.

Cash flows provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2017 was $12.3 million, which was mainly the result of net proceeds from the Incremental Term Loan of $14.0 million in February 2017 and exercise of warrants by certain warrant holders of $3.5 million in the fourth quarter of 2017, partially offset by repayments of long-term debt of $4.3 million. Net cash provided by financing activities for the year ended December 31, 2016 was $6.6 million, which was mainly due to the net proceeds from the registered direct offerings of $10.1 million, which was offset by the repayments of long-term debt of $2.3 million. Net cash provided by financing activities for the year ended December 31, 2015 of $111.9 million was the result of the following financing arrangements: (1) a registered direct offering of $10.0 million to an institutional investor in July 2015; (2) sales of Series B preferred stock and warrants to certain investors, including Frost Gamma Investment Trust, for an aggregate of $50.0 million in November 2015; (3) the Term Loan of $45.0 million from three financial institutions pursuant to the Credit Agreement on December 8, 2015; and (4) an aggregate of $10.0 million Promissory Notes from certain investors in December 2015.

As of December 31, 2017, the Company had non-cancellable operating lease commitments of $6.1 million, and material commitments under certain data licensing agreements of $23.2 million. In addition, the Company will contribute $20.0 million in cash to Red Violet upon completion of the Spin-off. The Company anticipates funding its operations through the use of available cash, cash flow generated from operations, and proceeds from the January 2018 Registered Direct Offering for the next twelve months.

The Company reported net loss of $53.2 million for the year ended December 31, 2017, as compared to $29.1 million for the year ended December 31, 2016. As of December 31, 2017, the Company had an accumulated deficit of $167.4 million.

As of December 31, 2017, the Company had cash and cash equivalents of approximately $16.6 million, of which, $15.1 million was held by Fluent, an increase of $6.5 million from $10.1 million as of December 31, 2016. A portion of this cash held by Fluent may be used by Fluent only for general operating purposes. In addition, the Company will contribute $20.0 million in cash to Red Violet upon completion of the Spin-off. Based on projections of growth in revenue and operating results in the coming year, and $13.5 million from the January 2018 Registered Direct Offering, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months. Subject to revenue growth, the Company may have to continue to raise capital through the issuance of additional equity and/or debt, which, if the Company is able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company. If the Company’s operations do not generate positive cash flow in the upcoming year, or if it is not able to meet the debt covenants specified in the Credit Agreement, as amended, or if it is not able to obtain additional equity or debt financing on terms and conditions acceptable to it, if at all, it may be unable to implement its business plan, or even continue its operations.

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

As of December 31, 2017, we had financed an aggregate of $70.0 million, for the cash portion of the purchase price of the Fluent Acquisition and other general operating purposes, with the proceeds from the Term Loans and Promissory Notes described herein. The Term Loans have an outstanding principal balance, plus paid-in-kind (“PIK”) interest, of $55.6 million, and the Promissory Notes have an outstanding principal balance, plus PIK interest, of $11.1 million. All obligations under the Term Loans mature on December 8, 2020 and our Promissory Notes are due six months after payment in full of our Term Loans. The Credit Agreement governing the Term Loans contains restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and restricts our ability to make certain investments and other restricted payments, including certain intercompany payments of cash and other property. The restrictive covenants in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks. Furthermore, we still may need to incur additional debt to meet future financing needs.

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

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain mandatory prepayment provisions, including annual prepayments of the Term Loans with a portion of our excess cash flow. As long as the Term Loans remain outstanding, the restrictive covenants and mandatory prepayment provisions could impair our ability to expand or pursue our business strategies or obtain additional funding. On August 7, 2017, the Company and its subsidiaries entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 provides that there shall be no requirement that the Company and its subsidiaries meet any minimum EBITDA threshold for the twelve-month period ended June 30, 2017. The requirement that Fluent and its subsidiaries meet the required minimum EBITDA threshold for the twelve-month period ended June 30, 2017 was not impacted by Amendment No. 4. On November 3, 2017, the Company and its subsidiaries entered into Amendment No. 5 to the Credit Agreement (“Amendment No. 5”). Amendment No. 5 provides for certain amendments to the definition of EBITDA by adding back acquisition and restructuring costs resulting from the Business Combination Transaction, and costs relating to litigation with TRADS that we settled on July 22, 2017. Amendment No. 5 also amends the minimum EBITDA threshold for the Company and its subsidiaries beginning with the quarter ended September 30, 2017. In addition, Amendment No. 5 allows for additional transfer of cash from Fluent to the Company, provided that Fluent maintains a minimum cash balance. As of December 31, 2017, the Company was in compliance with the covenants under the Credit Agreement.

Contractual Obligations

As of December 31, 2017, the Company has the following future contractual obligation:

(In thousands)	2018	2019	2020	2021	2022	2023 and thereafter	Total
Lease agreements	$1,895	$686	$705	$724	$743	$1,384	$6,137
Data licensing agreements	4,990	5,930	6,250	4,775	1,302	-	23,247
Debt	8,955	9,597	55,667	15,782	-	-	90,001
Litigation settlement	4,000	-	-	-	-	-	4,000
Employment agreements	48,925	-	-	-	-	-	48,925
Total	$68,765	$16,213	$62,622	$21,281	$2,045	$1,384	$172,310

The lease agreements represent future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year. The data license agreements of $23.2 million represent material data purchase commitments under certain data licensing agreements. Debt of $90.0 million represent the payments of principal and interest on the Term Loans and Promissory Notes. Litigation settlement represents payments in connection with the TRADS Litigation Settlement. Employment agreements represent related agreements reached with certain executives, including our Chief Executive Officer, President and Chief Financial Officer, etc., which provide for compensation and certain other benefits and for severance payments under certain circumstances.

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

FORWARD-LOOKING STATEMENTS

This 2017 Form 10-K contains certain “forward-looking statements” within the meaning of the PSLRA, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

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

•

Because our networks and information technology systems are critical to our success, if unauthorized persons hack into our systems or our systems otherwise cease to function properly, our operations could be adversely affected and we could lose revenue or proprietary information, all of which could materially adversely affect our business.

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

•

Our revenue is concentrated in the U.S. market across a broad range of industries. When these industries or the broader financial markets experience a downturn, demand for our services and revenue may be adversely affected.

•	We could lose our access to data sources which could prevent us from providing our services.
•	We face intense competition from both start-up and established companies that may have significant advantages over us and our products.
•	There may be further consolidation in our end-customer markets, which may adversely affect our revenue.
•	To the extent the availability of free or relatively inexpensive consumer and/or business information increases, the demand for some of our services may decrease.
•	If our newer products do not achieve market acceptance, revenue growth may suffer.
•	Our products and services can have long sales and implementation cycles, which may result in substantial expenses before realizing any associated revenue.
•	Consolidation in the big data and analytics sector may limit market acceptance of our products and services.
•	We may incur substantial expenses defending against claims of infringement.
•	We operate in an industry that is still developing and has a relatively new business model that is continually evolving, which makes it difficult to evaluate our business and prospects.
•

An increasing percentage of our users are accessing our websites from their mobile devices. Our ability to remain competitive with the shift to mobile devices is critical to maintaining our revenue and margins.

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

•

As a result of changes in our business model and the need for increased investments and expenditures for certain businesses, products, services, and technologies, we may fail to maintain our margins, attract new clients, or grow our revenue.

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

•	We could lose clients if we fail to detect click-through or other fraud on advertisements in a manner that is acceptable to our clients.
•	We have incurred significant transaction and transaction-related costs in connection with the Spin-off.
•	The Spin-off could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial position and results of operations.
•	Under the Separation Agreement, we will indemnify Red Violet for certain liabilities.
•	A court could deem the Spin-off to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.
•	Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.
•	Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plan could have a dilutive effect on your investment.
•	The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market mutual funds. As of December 31, 2017, we had cash and cash equivalents of $16.6 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the fact that we can redeem such investment freely. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2017, we have the principal amount of long-term debt, plus PIK interest, in the aggregate of $66.7 million, including current portion of long-term debt. Our Term Loans accrue interest at LIBOR (with a floor of 0.5%) plus 10.5% per annum, payable in cash, plus an additional 1.0% per annum payable, at Fluent’s election, in-kind or in cash. Interest under the Term Loans is payable monthly, including monthly compounding of PIK interest. Our Promissory Notes have a rate of interest of 10% per annum, which interest is capitalized monthly by adding to the outstanding principal amount of such Promissory Notes. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 10% increase in interest rates relative to our current interest rates would not have a material impact on the fair value of our outstanding long-term debt, net. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of the Term Loans. A hypothetical 10% increase or decrease in overall interest rates as of December 31, 2017 would result in an impact to interest expense for the next twelve months by $0.8 million.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of our independent registered public accounting firm are filed as part of this report, beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d–15(e)) as of the end of the period covered by this 2017 Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report as a result of a material weakness in our internal control over financial reporting, which is discussed further below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s evaluation of the effectiveness of our internal control over financial reporting described above, management has identified a material weakness in our internal control over financial reporting as of December 31, 2017, as described below:

•

We did not adequately design and implement controls related to the recording of non-cash stock-based compensation specifically related to the measurement and recording of restricted stock unit (“RSU”) issuances to non-employees.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

Grant Thornton LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements included in this 2017 Form 10-K. A copy of their report is included in Item 8, “Financial Statements and Supplementary Data,” of this 2017 Form 10-K. Grant Thornton LLP has issued their attestation report on management’s internal control over financial reporting, which is also included in Item 8, “Financial Statements and Supplementary Data,” of this 2017 Form 10-K.

Remediation Efforts to Address Material Weakness

We have evaluated the internal controls related to the measurement and recording of non-cash equity-based compensation and intend to incorporate the following changes into the processes, procedures and internal controls currently in place to:

•

Ensure all stock-based compensation issuances to non-employees are reviewed quarterly and ensure any change in status of each non-employee who had received an RSU issuance is identified timely and that the accounting impact is evaluated and properly recorded in accordance with generally accepted accounting principles.

•

Update the stock-based compensation accounting policies for non-employee RSU issuances and ensure that each non-employee stock-based compensation issuance has been specifically evaluated in accordance with the Company’s policy.

As part of our ongoing monitoring effort of the Company’s internal control over financial reporting, we will report progress and status of the above remediation efforts to the Audit Committee on a periodic basis throughout the year.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

2.8

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

3.7	Certificate of Amendment to the Certificate of Incorporation of IDI, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

3.8	Amended and Restated Bylaws of Cogint, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

3.9	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 7, 2017).

3.10	Form of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed September 7, 2017).

3.11	Form of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed September 7, 2017).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form S-3 filed July 10, 2015).

4.2	Warrant issued to Intracoastal Capital, LLC, as amended, dated July 23, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015).

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

4.22

First Amendment to Common Stock Purchase Warrant and Notice of Exercise with Intracoastal Capital, LLC - $3.75 Warrants (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.23

First Amendment to Common Stock Purchase Warrant and Notice of Exercise with Intracoastal Capital, LLC - $8.00 Warrants (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.24

First Amendment to Common Stock Purchase Warrant and Notice of Exercise with Intracoastal Capital, LLC - $10.00 Warrants (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.25

First Amendment to Common Stock Purchase Warrant and Notice of Exercise with Anson Investment Master Fund LP - $8.00 Warrants (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.26	Form of Additional Warrants (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.27

Amendment to Warrants and Agreement to Exercise with H.I.G. Whitehorse SMA ABF, L.P. dated November 3, 2017 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

4.28

Amendment to Warrants and Agreement to Exercise with H.I.G. Whitehorse SMA Holdings I, LLC dated November 3, 2017 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

4.29

Amendment to Warrants and Agreement to Exercise with Whitehorse Finance, Inc. dated November 3, 2017 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

4.30	Form of Purchasers’ warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2018).

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

10.6

Amendment to the Tiger Media, Inc. Amended and Restated 2008 Share Incentive Plan effective December 17, 2013 (incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 20-F dated March 31, 2014 (File No. 333-158336)).+

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

10.13	Form of TBO Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 26, 2015).+

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

10.17

Form of Restricted Stock Unit Agreement with three year vesting, under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).+

10.18

Form of Restricted Stock Unit Agreement with four year vesting, under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).+

10.19

Form of Non-qualified Stock Option Agreement under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).+

10.20

Business Consulting Services Agreement dated October 13, 2014, between The Best One, Inc. and Marlin Capital Investments, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed April 15, 2015).

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

10.23

Contract for Services dated as of August 24, 2015 between IDI, Inc. and DAB Management Group Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015).

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

10.39

Amendment No. 3 to Credit Agreement, dated as of January 19, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 14, 2017).

10.40	Third Amendment to Employment Agreement by and between Cogint, Inc. and Derek Dubner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 17, 2017).+

10.41	Third Amendment to Employment Agreement by and between Cogint, Inc. and Daniel MacLachlan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 17, 2017).+

10.42

Written Consent and Voting Agreement dated September 6, 2017, by and among certain Consenting Stockholders and Blue Focus International Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.43

Stockholders’ Agreement dated September 6, 2017, by and among certain Consenting Stockholders and BlueFocus International Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.44

Separation and Distribution Agreement dated September 6, 2017, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.45

Tax Matters Agreement dated September 6, 2017, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.46

Employee Matters Agreement dated September 6, 2017, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed September 7, 2017).+

10.47

Third Amendment to Employment Agreement dated September 6, 2017, by and between Cogint, Inc. and James Reilly (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed September 7, 2017).+

10.48

Consulting Services Agreement, effective as of June 23, 2017, by and between Cogint, Inc. and Michael Brauser (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.49

Amendment No. 4 to Credit Agreement, dated as of August 7, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.50

Amendment No. 5 to Credit Agreement, dated as of November 3, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.51	Securities Purchase Agreement, dated as of January 10, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2018).

10.52

Separation and Distribution Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.53

Amended and Restated Tax Matters Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.54

Employee Matters Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.55

Transition Services Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

21.1	Subsidiaries of Cogint, Inc.*

23.1	Consent of Grant Thornton LLP.*

23.2	Consent of EisnerAmper LLP.*

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

Item 16. Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2018		COGINT, INC.

	By:	/s/ Derek Dubner
Derek Dubner
Chief Executive Officer

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Brauser	Chairman	March 14, 2018
Michael Brauser

/s/ Derek Dubner	Chief Executive Officer and Director	March 14, 2018
Derek Dubner	(Principal Executive Officer)

/s/ Daniel MacLachlan	Chief Financial Officer	March 14, 2018
Daniel MacLachlan	(Principal Financial Officer)

/s/ Jacky Wang	Chief Accounting Officer	March 14, 2018
Jacky Wang	(Principal Accounting Officer)

/s Ryan Schulke	Director	March 14, 2018
Ryan Schulke

/s/ Robert N. Fried	Director	March 14, 2018
Robert N. Fried

/s/ Peter Benz	Director	March 14, 2018
Peter Benz

/s/ Robert Swayman	Director	March 14, 2018
Robert Swayman

/s/ Donald Mathis	Director	March 14, 2018
Donald Mathis

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cogint, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cogint, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2018 expressed an adverse opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Fort Lauderdale, Florida

March 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cogint, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Cogint, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The material weakness resulted from the lack of appropriate controls over the accounting for stock-based compensation specifically related to the measurement and recording of restricted stock unit issuances to non-employees and has been identified and included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2017 annual report on Form 10-K.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 14, 2018 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 14, 2018

COGINT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$16,629	$10,089
Accounts receivable, net of allowance for doubtful accounts of $1,852 and $790 at December 31, 2017 and 2016, respectively	37,928	30,958
Prepaid expenses and other current assets	2,424	2,053
Total current assets	56,981	43,100
Property and equipment, net	1,778	1,350
Intangible assets, net	89,707	98,531
Goodwill	166,256	166,256
Other non-current assets	2,277	2,674
Total assets	$316,999	$311,911
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Trade accounts payable	$11,585	$14,725
Accrued expenses and other current liabilities	18,146	6,981
Deferred revenue	298	318
Current portion of long-term debt	2,750	4,135
Total current liabilities	32,779	26,159
Promissory notes payable to certain shareholders, net	10,837	10,748
Long-term debt, net	49,376	35,130
Acquisition consideration payable in stock	-	10,225
Total liabilities	92,992	82,262
Shareholders' equity:
Preferred stock—$0.0001 par value, 10,000,000 shares authorized; 0 share issued and outstanding at December 31, 2017 and 2016	-	-
Common stock—$0.0005 par value, 200,000,000 shares authorized; 61,631,573 and 53,717,996 shares issued at December 31, 2017 and 2016, respectively; and 61,279,050 and 53,557,761 shares outstanding at December 31, 2017 and 2016, respectively	31	27
Treasury stock, at cost, 352,523 and 160,235 shares at December 31, 2017 and 2016, respectively	(1,274)	(531)
Additional paid-in capital	392,687	344,384
Accumulated deficit	(167,437)	(114,231)
Total shareholders’ equity	224,007	229,649
Total liabilities and shareholders’ equity	$316,999	$311,911

See notes to consolidated financial statements

COGINT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$220,268	$186,836	$14,091
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	147,407	133,798	10,253
Sales and marketing expenses	20,570	16,296	2,925
General and administrative expenses	76,990	54,094	44,472
Depreciation and amortization	14,193	12,631	841
Write-off of long-lived assets	3,626	4,055	-
Total costs and expenses	262,786	220,874	58,491
Loss from operations	(42,518)	(34,038)	(44,400)
Other expense:
Interest expense, net	(9,683)	(7,593)	(468)
Contingent earn-out costs	-	-	(14,300)
Other expenses, net	(1,005)	(1,497)	-
Total other expense	(10,688)	(9,090)	(14,768)
Loss before income taxes	(53,206)	(43,128)	(59,168)
Income taxes	-	(14,042)	(16,583)
Net loss from continuing operations	(53,206)	(29,086)	(42,585)
Discontinued operations:
Pretax loss from operations of discontinued operations	-	-	(1,236)
Pretax loss on disposal of discontinued operations	-	-	(41,095)
Income taxes	-	-	127
Net loss from discontinued operations	-	-	(42,458)
Less: Non-controlling interests	-	-	(508)
Net loss from discontinued operations attributable to cogint	-	-	(41,950)
Net loss attributable to cogint	$(53,206)	$(29,086)	$(84,535)
Loss per share:
Basic and diluted
Continuing operations	$(0.96)	$(0.65)	$(3.27)
Discontinued operations	-	-	(3.22)
Basic and diluted	$(0.96)	$(0.65)	$(6.48)
Weighted average number of shares outstanding:
Basic and diluted	55,648,235	44,536,906	13,036,082
Comprehensive loss:
Net loss attributable to cogint	$(53,206)	$(29,086)	$(84,535)
Foreign currency translation adjustment:
Unrealized	-	-	(130)
Realized upon the disposal of discontinued operations	-	-	130
Net comprehensive loss attributable to cogint	$(53,206)	$(29,086)	$(84,535)

See notes to consolidated financial statements

COGINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Convertible Series A preferred stock		Convertible Series B preferred stock		Common stock		Treasury stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Non-controlling	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	interests	equity
Balance as at December 31, 2014	4,965,302	$-	-	$-	6,597,155	$3	-	$-	$12,714	$-	$(610)	$-	$12,107
Issuance of common shares as a result of the reverse acquisition	-	-	-	-	7,291,299	4	-	-	44,108	-	-	-	44,112
Additions as a result of the reverse acquisition	-	-	-	-	-	-	-	-	-	-	-	425	425
Vesting of restricted stock units	-	-	-	-	382,300	-	-	-	-	-	-	-	-
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	20,122	-	-	-	-	-	-	-	-
Issuance of common shares upon a direct offering to an institutional investor, net of issuance costs of $600	-	-	-	-	1,280,410	1	-	-	9,399	-	-	-	9,400
Issuance of Series B Preferred upon sales of securities to certain investors, net of issuance costs of $220	-	-	149,925	-	-	-	-	-	49,780	-	-	-	49,780
Issuance of Series B Preferred related to promissory notes	-	-	1,000	-	-	-	-	-	413	-	-	-	413
Issuance of Series B Preferred in relation to Fluent acquisition	-	-	300,037	-	-	-	-	-	123,766	-	-	-	123,766
Conversion of Series A Preferred shares into common shares	(93,500)	-	-	-	93,500	-	-	-	-	-	-	-	-
Issuance of common shares to vendors for services rendered	-	-	-	-	45,000	-	-	-	433	-	-	-	433
Share-based compensation	-	-	-	-	-	-	-	-	34,533	-	-	-	34,533
Contingent earn-out costs	-	-	-	-	-	-	-	-	14,300	-	-	-	14,300
Net loss attributable to cogint	-	-	-	-	-	-	-	-	-	-	(84,535)	-	(84,535)
Net loss attributable to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	(508)	(508)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(130)	-	-	(130)
Changes as a result of the disposal of discontinued operations	-	-	-	-	-	-	-	-	-	130	-	83	213
Issuance of warrants in relation to term loan	-	-	-	-	-	-	-	-	1,586	-	-	-	1,586
Balance as at December 31, 2015	4,871,802	$-	450,962	$-	15,709,786	$8	$-	$-	$291,032	$-	$(85,145)	$-	$205,895
Issuance of contingent earn-out shares	1,800,220	-	-	-	900,108	-	-	-	-	-	-	-	-
Conversion of Series A preferred stock into common stock	(6,672,022)	-	-	-	6,672,022	3	-	-	(3)	-	-	-	-
Conversion of Series B preferred stock into common stock	-	-	(450,962)	-	22,548,100	11	-	-	(11)	-	-	-	-
Issuance of common stock to vendors for services rendered	-	-	-	-	14,500	-	-	-	146	-	-	-	146
Common stock issued in exchange for warrants previously issued to certain shareholders	-	-	-	-	1,069,728	1	-	-	1,272	-	-	-	1,273

Vesting of restricted stock units	-	-	-	-	1,434,562	1	-	-	(1)	-	-	-	-
Increase in treasury stock resulting from shares withheld to pay statutory taxes in connection with the vesting of restricted stock units	-	-	-	-	-	-	360,235	(1,193)	-	-	-	-	(1,193)
Sales of treasury stock	-	-	-	-	-	-	(200,000)	662	(62)	-	-	-	600
Issuance of common stock upon a direct offering to certain investors, net of issuance costs of $923	-	-	-	-	3,000,000	2	-	-	10,077	-	-	-	10,079
Issuance of common stock in connection with Q Interactive acquisition	-	-	-	-	2,369,190	1	-	-	11,205	-	-	-	11,206
Share-based compensation	-	-	-	-	-	-	-	-	30,237	-	-	-	30,237
Warrants issued in relation to term loan	-	-	-	-	-	-	-	-	492	-	-	-	492
Net loss	-	-	-	-	-	-	-	-	-	-	(29,086)	-	(29,086)
Balance as at December 31, 2016	-	$-	-	$-	53,717,996	$27	160,235	$(531)	$344,384	$-	$(114,231)	$-	$229,649
Vesting of restricted stock units and issuance of restricted stock	-	-	-	-	4,001,808	2	-	-	(2)	-	-	-	-
Increase in treasury stock resulting from shares withheld to pay statutory taxes in connection with the vesting of restricted stock units	-	-	-	-	-	-	192,288	(743)	-	-	-	-	(743)
Share-based compensation	-	-	-	-	-	-	-	-	35,292	-	-	-	35,292
Exercise of warrants by certain warrant holders	-	-	-	-	1,161,769	1	-	-	3,484	-	-	-	3,485
Amendments of warrants issued previously to certain warrants holders	-	-	-	-	-	-	-	-	655	-	-	-	655
Issuance of common stock to settle acquisition consideration payable in connection with Q Interactive acquisition	-	-	-	-	2,750,000	1	-	-	10,224	-	-	-	10,225
Classification of puttable common stock that may require cash settlement as liabilities	-	-	-	-	-	-	-	-	(1,350)	-	-	-	(1,350)
Net loss	-	-	-	-	-	-	-	-	-	-	(53,206)	-	(53,206)
Balance as at December 31, 2017	-	$-	-	$-	61,631,573	$31	352,523	$(1,274)	$392,687	$-	$(167,437)	$-	$224,007

See notes to consolidated financial statements

COGINT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to cogint	$(53,206)	$(29,086)	$(84,535)
Less: Loss from discontinued operations, net of tax	-	-	(41,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,193	12,631	841
Non-cash interest expenses and related amortization	3,027	2,519	151
Share-based compensation expense	33,996	29,249	34,160
Non-cash contingent earn-out costs	-	-	14,300
Non-cash loss on amendments of warrants	1,005	1,273	-
Write-off of long-lived assets	3,626	4,055	-
Provision for bad debts	2,020	772	213
Deferred income tax benefit	-	(14,129)	(16,460)
Changes in assets and liabilities:
Accounts receivable	(8,990)	(5,833)	(893)
Prepaid expenses and other current assets	(371)	2,095	(1,574)
Other non-current assets	397	(1,359)	(513)
Trade accounts payable	(3,140)	3,565	142
Accrued expenses and other current liabilities	9,815	(3,136)	1,642
Amounts due to related parties	-	-	(66)
Deferred revenue	(20)	(517)	306
Net cash provided by (used in) operating activities from continuing operations	2,352	2,099	(10,336)
Net cash used in operating activities from discontinued operations	-	-	(337)
Net cash provided by (used in) operating activities	2,352	2,099	(10,673)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,247)	(762)	(662)
Purchase of intangible assets	-	-	(250)
Capitalized costs included in intangible assets	(6,880)	(10,164)	(3,065)
Proceeds from reverse acquisition	-	-	3,569
Acquisition, net of cash acquired	-	(50)	(93,276)
Deposits as collateral	-	(1,050)	-
Net cash used in investing activities from continuing operations	(8,127)	(12,026)	(93,684)
Net cash used in investing activities from discontinued operations	-	-	(121)
Net cash used in investing activities	(8,127)	(12,026)	(93,805)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	-	10,079	59,180
Proceeds from exercise of warrants by certain warrant holders	3,485	-	-
Proceeds from debt obligations, net of debt costs	13,883	(682)	52,764
Repayments of long-term debt	(4,310)	(2,250)	-
Taxes paid related to net share settlement of vesting of restricted stock units	(743)	(1,193)	-
Sale of treasury stock	-	600	-
Net cash provided by financing activities	12,315	6,554	111,944
Net increase (decrease) in cash and cash equivalents	$6,540	$(3,373)	$7,466
Cash and cash equivalents at beginning of period	10,089	13,462	5,996
Cash and cash equivalents at end of period	$16,629	$10,089	$13,462
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$6,706	$3,795	$3
Cash paid (refunded) for income taxes	$-	$87	$(123)

Share-based compensation capitalized in intangible assets	$1,296	$1,154	$363
Issuance of common stock to a vendor for services rendered	$-	$146	$-
Issuance of common stock to settle acquisition consideration payable in connection with Q Interactive acquisition	$10,225	$-	$-
Debt issuance costs - amendment of warrants in connection with the term loans	$(350)	$-	$-
Classification of puttable common stock that may require cash settlement as liabilities	$1,350	$-	$-
Fair value of acquisition consideration
- the reverse acquisition with Tiger Media	$-	$-	$44,112
- Fluent acquisition	$-	$-	$123,766
- Q Interactive acquisition	$-	$21,431	$-
Warrants issued in relation to the term loans	$-	$492	$1,586
Series B Preferred issued in relation to the promissory notes	$-	$-	$413

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

We provide unique and compelling solutions essential to the daily workflow of organizations within both the public and private sectors. Our cloud-based data fusion and customer acquisition technology platforms, combined with our massive database consisting of public-record, proprietary and publicly- available data, as well as a unique repository of self-reported information on millions of consumers, enables the delivery of differentiated products and solutions used for a variety of essential functions. These essential functions include identification and authentication, investigation and validation, and customer acquisition and retention. The Company operates through two reportable segments: (i) Information Services and (ii) Performance Marketing.

(b) Organization

Tiger Media

Previously, we provided advertising services in the out-of-home advertising industry in China under the name Tiger Media, Inc. (“Tiger Media”), a Cayman Islands exempted company. On June 30, 2015, the Company’s Board of Directors approved the plan to discontinue its Advertising Business (defined below). In 2015, the Company disposed of all assets and liabilities related to its Advertising Business.

TBO

The Best One, Inc. (“TBO”), now known as IDI Holdings (defined below), is a holding company incorporated on September 22, 2014 in the State of Florida, which was formed to be engaged in the acquisition of operating businesses and the acquisition and development of valuable and proprietary technology assets across various industries. On October 2, 2014, TBO acquired 100% of the membership interests of Interactive Data, LLC (“Interactive Data”), a Georgia limited liability company and Interactive Data became a wholly-owned subsidiary of TBO (“Interactive Data Acquisition”). Interactive Data is a data solutions provider, historically delivering data products and services to the Accounts Receivable Management industry for location and identity verification, legislative compliance and debt recovery.

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

On April 30, 2015, Tiger Media changed its name to IDI, Inc., and on September 26, 2016, IDI, Inc changed its name to Cogint, Inc.

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

During the first quarter of 2017, Q Interactive’s business was merged and fully integrated into Fluent, as a result of the Q Interactive Integration, as defined in Note 4, “Acquisitions.” Q Interactive became a wholly-owned subsidiary of Fluent.

Refer to Note 4, “Acquisitions,” and Note 5, “Discontinued Operations,” to the consolidated financial statements for the details of the acquisitions and disposal of Advertising Business, respectively.

All share data have been retroactively restated to reflect cogint’s one-for-five Reverse Split, which was effective on March 19, 2015, as discussed above.

2. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The Company reported a net loss of $53,206, $29,086 and $42,585 from continuing operations, and a net loss of $0, $0 and $41,950 from discontinued operations, for the years ended December 31, 2017, 2016 and 2015, respectively. Net cash provided by operating activities was $2,352 and $2,099 for the years ended December 31, 2017 and 2016, respectively, while net cash used in operating activities was $10,673 for the year ended December 31, 2015. As of December 31, 2017, the Company had an accumulated deficit of $167,437.

As of December 31, 2017, the Company had available cash of $16,629, an increase of $6,540 from $10,089 as of December 31, 2016. Based on this available cash, and the projections of growth in revenue and operating results in the coming year, and the January 2018 Registered Direct Offering of $13,500, as defined in Note 20, “Subsequent events,” the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months. The Company will contribute $20.0 million in cash to Red Violet upon completion of the Spin-off (as defined in Note 18, “Spin-off of Red Violet and Business Combination Agreement”).

Reclassifications

The Company has reclassified the cost of revenue (exclusive of depreciation and amortization) amounts from the gross profit section to the costs and expenses section of the consolidated statements of operations for each period presented and the gross profit subtotal has been removed. As a result, total costs and expenses have increased from $87,076 and $48,238 to $220,874 and $58,491 for the years ended December 31, 2016 and 2015, respectively.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amount of goodwill and intangible assets, and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(c) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

The Company’s cash and bank deposits were held in major financial institutions located in the United States, which management believes have high credit ratings. The cash and bank deposits held in the United States, denominated in USD, amounted to $16,629 and $10,089 as of December 31, 2017 and 2016, respectively. As of December 31, 2017, among the total cash and cash equivalents, $15,134 was held by Fluent and a portion of this cash may be used by Fluent only for general operating purposes.

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

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on reviews of customer-specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The amount of the allowance for doubtful accounts was $1,852 and $790 as of December 31, 2017 and 2016, respectively.

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

We capitalize related legal and other costs incurred and paid in defending our claims to the intellectual property when a successful outcome in the litigation case is probable, and additionally, we believe the value of the intellectual property involved in the lawsuit is greater than the costs associated with this lawsuit as a result of a successful outcome. The recovery of costs upon a successful outcome will reduce the capitalized litigation costs carrying value. If the Company is ultimately unsuccessful, the costs would be charged to expense. In 2016, the Company wrote off the remaining balance of Purchased IP, as defined in Note 8, “Intangible assets, net,” and capitalized litigation costs of $4,055, which is reflected in costs and expenses as write-off of long-lived assets in the consolidated statement of operations for the year ended December 31, 2016, as a result of an unfavorable ruling in relation to the litigation.

In accordance with ASC 350-40, “Software — internal use software,” the Company capitalizes eligible costs, including salaries and staff benefits, share-based compensation expense, travel expenses incurred by relevant employees, and other relevant costs of developing internal-use software that are incurred in the application development stage when developing or obtaining software for internal use. Once the software developed for internal use is ready for its intended use, it is amortized on a straight-line basis over its useful life.

(h) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the acquisition method of accounting. As of December 31, 2017 and 2016, the goodwill balance relates to the October 2, 2014 acquisition of Interactive Data by IDI Holdings, the Fluent Acquisition effective on December 8, 2015, and the Q Interactive Acquisition effective on June 8, 2016.

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative step one assessment involves determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with goodwill exceeds its estimated fair value, we will perform a quantitative step two assessment. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. On October 1, 2017, the Company early adopted ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

On October 1, 2017 and 2016, we performed a quantitative step one assessment on both of our reporting units. The results of our step one assessment proved that the estimated fair value of the reporting units exceed their carrying value. We concluded that goodwill was not impaired as of December 31, 2017 and 2016.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values, including market multiples, discount rates, etc.

(i) Impairment of long-lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360-10-15. To the extent that estimated future undiscounted cash inflows attributable to the asset, less estimated future undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. Due to the continued losses, the Company evaluated its long-lived assets for recoverability and determined no impairment was necessary.

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying value of assets can be supported by the undiscounted future cash flows. In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, gross margin percentages and terminal growth rates.

In September 2016, the Company wrote off the remaining balance of Purchased IP and capitalized litigation costs of $4,055, as a result of an unfavorable ruling in relation to a litigation matter. In the first quarter of 2017, the Company wrote off the remaining balance of long-lived assets of $3,626, relating primarily to the acquired proprietary technology and trade names acquired in the Q Interactive Acquisition, into the total costs and expenses as a write-off of long-lived assets, as a result of the Q Interactive Integration.

We concluded there was no impairment as of December 31, 2017 and 2016.

(j) Fair value of financial instruments

ASC 820, “Fair Value Measurements and Disclosures,” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1 – defined as observable inputs such as quoted prices in active markets;
•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the Company’s cash and cash equivalents, and receivables and payables approximate their carrying amount because of the short-term nature of these instruments. We regard the fair value of the long-term debt to approximate their carrying amounts as of December 31, 2017 based on the facts that the Term Loans have a variable interest rate, and interest rates have been relatively stable. This fair value assessment represents Level 2 measurements. As of December 31, 2016, the net balance of acquisition consideration payable in stock of $10,225 was recognized in relation to the Fluent Acquisition. We used the probability-weighted method to determine the fair value of the acquisition consideration payable in stock, and this fair value assessment represents Level 3 measurements. It was classified as a non-current liability in the December 31, 2016 consolidated balance sheet because this liability will be settled with the Company’s common stock. On November 3, 2017, the Company issued a total of 2,750,000 shares of common stock to settle the acquisition consideration payable in stock.

(k) Revenue recognition

The Company provides information services and performance marketing services, and generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or a service has been rendered, the price is fixed or determinable and collection is reasonably assured.

Information services revenue is generated from the risk management industry and consumer marketing industry. Information service revenue generated from the risk management industry is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenue pursuant to contracts containing a monthly fee is recognized ratably over the contract period, which is generally 1 year. Revenue pursuant to transactions determined by the customers’ usage is recognized when the transaction is complete. Information service revenue generated from consumer marketing industry is generally recognized when related services are delivered, in accordance with terms detailed in the agreements. These terms typically call for a transactional unit price per record delivered based on predefined qualifying characteristics specified by the customer. These records are tracked in real time by the Company’s systems, reported, recorded, and regularly reconciled against advertiser data either in real time or at various contractually defined periods, whereupon the number of qualified records during such specified period are finalized and adjustments, if any, to revenue are made. Additional revenue is generated through revenue-sharing agreements with marketers who target offers to users provided by the Company from its owned and operated sites.

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

Customer payments received in excess of the amount of revenue recognized are recorded as deferred revenue in the consolidated balance sheets, and are recognized as revenue when the services are rendered. As of December 31, 2017 and 2016, deferred revenue totaled $298 and $318, respectively, all of which is expected to be realized in the following year.

(l) Cost of revenue (exclusive of depreciation and amortization)

Our cost of revenue primarily includes data acquisition costs and media costs. Data acquisition costs consist primarily of the cost to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements, and is used primarily to power solutions in our Information Services segment. Media costs consist primarily of the cost to acquire traffic through the purchase of impressions or clicks from publishers or third-party intermediaries, such as advertising exchanges, and is used primarily to power solutions in our Performance Marketing segment. Other cost of revenue includes expenses related to third-party infrastructure fees.

(m) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $2,818, $4,027 and $388 for the years ended December 31, 2017, 2016 and 2015, respectively.

(n) Share-based compensation

The Company accounts for share-based compensation to employees in accordance with ASC 718, “Compensation—Stock Compensation.” Under ASC 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and generally recognizes the costs on a straight-line basis over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, we begin recording share-based compensation when achieving the performance criteria is probable.

The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amount will be recorded as a cumulative adjustment in the period estimates are revised. Changes in our estimates and assumptions may cause us to realize material changes in share-based compensation expense in the future. During the first quarter of 2017, we adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting,” which simplifies the accounting for share-based payment transactions, including the income tax consequences, and the Company elected the option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, on a retrospective basis.

The Company accounts for share-based compensation to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Under ASC 505-50, share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. In the event that the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued by the Company. Fair value of the consideration is updated each reporting period until the performance required to receive the award is complete. We recognize the fair value as expense on a straight-line basis over the expected service period.

(o) Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in income in the period that the change in tax rates or laws is enacted. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

On December 22, 2017, the tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted, resulting in significant modifications to existing law, including lowering the U.S. corporate statutory income tax rate to 21%, among other changes. As a full valuation allowance was recognized in the current period, the Act does not have any material net impact on our consolidated financial statements, however, certain income tax disclosures, including the re-measurement of deferred tax assets and liabilities and related valuation allowance, and the effective income tax rate reconciliation, are affected. The Company follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date. Due to certain ambiguities in the Act, the Company is still evaluating the impact of changes to Code Section 162(m) on our consolidated financial statements. It is the intention of the Company to complete the necessary analysis within the measurement period, upon receiving further clarifying guidance from U.S. Department of the Treasury, no later than December 31, 2018.

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

On March 19, 2015, the Company effected the Reverse Split. The principal effect of the Reverse Split was to decrease the number of outstanding shares of the Company’s common shares. All per share amounts and shares outstanding up to the date of the Reverse Split have been adjusted to reflect the Reverse Split.

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

(r) Segment reporting

The Company has two operating segments, Information Services and Performance Marketing, as defined by ASC 280, “Segment Reporting.” As of December 31, 2015, the Company has disposed of all assets and liabilities related to its Advertising Business, and the related results of operations were recorded as discontinued operations.

(s) Significant concentrations and risks

Concentration of Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2017 and 2016, all of the Company’s cash and cash equivalents were deposited in financial institutions located in the United States, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

For the year ended December 31, 2017, there was no individual customer that accounted for more than 10% of the total revenue. For the years ended December 31, 2016 and 2015, the Company recognized revenue from one major customer, accounting for 12% and 14% of the total consolidated revenue, respectively. Such customer, however, manages the ad platforms of leading search engines and represents a consortium of advertisers, which limits overall concentration risk.

As of December 31, 2017 and 2016, there was no individual customer that accounted for more than 10% of the Company’s accounts receivable, net.

Concentration of Suppliers

There was no individual supplier that accounted for more than 10% of the total cost of revenue (exclusive of depreciation and amortization) for the year ended December 31, 2017. One media supplier accounted for 15% and 11% of the total cost of revenue for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2017, there was one media supplier that accounted for 11% of the Company’s total trade accounts payable. As of December 31, 2016, there was no individual vendor that accounted for more than 10% of the of the Company’s total trade accounts payable.

(t) Recently issued accounting standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein, that is, the first quarter of 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We plan to adopt ASU 2014-09 for the first quarter of 2018, and we anticipate adopting the standard using the modified retrospective method. Based on our assessment, we concluded that the guidance will not have any material impact on our consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842),” which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for public entities in the first quarter of 2019, on a modified retrospective basis and early adoption is permitted. We do not plan to early adopt ASU 2016-02. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance for certain cash flow issues, including contingent consideration payments made after a business combination and debt prepayment or debt extinguishment costs, etc. The guidance will be effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. We plan to adopt ASU 2016-15 for the first quarter of 2018 and we do not expect ASU 2016-15 will have any material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (“ASU 2017-04”), “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. The Company early adopted ASU 2017-04 on October 1, 2017, and the standard does not have a material impact on our consolidated financial statements.

3. Loss per share

The information related to basic and diluted loss per share for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
(In thousands, except share data)	2017	2016	2015
Numerator:
Net loss from continuing operations	$(53,206)	$(29,086)	$(42,585)
Net loss from discontinued operations attributable to cogint	-	-	(41,950)
Net loss attributable to cogint	$(53,206)	$(29,086)	$(84,535)
Denominator:
Weighted average shares outstanding - Basic and diluted	55,648,235	44,536,906	13,036,082
Loss per share: (1)
Basic and diluted:
Continuing operations	$(0.96)	$(0.65)	$(3.27)
Discontinued operations	-	-	(3.22)
Basic and diluted:	$(0.96)	$(0.65)	$(6.48)

(1)	Loss per share tables may contain summation differences due to rounding.

4. Acquisitions

Q Interactive Acquisition

To expand and strengthen the Company’s business in the consumer marketing industry, on June 8, 2016, the Company entered into and consummated the transactions contemplated by a Membership Interest Purchase Agreement with Selling Source, pursuant to which the Company acquired all of the membership interests in Q Interactive.

As consideration for the Membership Interests, after preliminary adjustment for Q Interactive’s net working capital at closing, the Company issued to Selling Source 2,369,190 shares of the Company’s common stock, par value $0.0005 per share. Selling Source may receive additional consideration for the Membership Interests if 2016 gross revenue of Q Interactive equals or exceeds $25,000 (the “Q Interactive Earn-out Target”). Such additional consideration, if earned, would be paid in either of the following ways, at the seller’s option, no earlier than the one-year anniversary of the closing date (the “Q Interactive Earn-out Shares”): (i) 1,200,000 shares of common stock (subject to adjustment for certain capital events) or (ii) that number of shares of common stock equal to $10,000, in the aggregate, as determined by the volume weighted average price of the common stock for the ten trading days immediately preceding Selling Source’s receipt of a statement prepared by the Company stating the Q Interactive Earn-out Target has been achieved. As of December 31, 2016, after certain measurement period adjustments, the net balance of acquisition consideration payable in stock of $10,225 was recognized. We used the probability-weighted method to determine the fair value of the acquisition consideration payable in stock, and this fair value assessment represents Level 3 measurements. It was classified as a non-current liability in the consolidated balance sheet as of December 31, 2016 because this liability would be settled with the Company’s common stock. It was concluded that the Q Interactive Earn-out Target had been met during the first quarter of 2017. On November 3, 2017, the Company issued a total of 2,750,000 shares of common stock to settle the acquisition consideration payable in stock.

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

During the year ended December 31, 2017, an aggregate of $780 in restructuring costs associated with the Q Interactive Integration was recognized in general and administrative expenses, with $237 and $543 assigned to the Information Services and Performance Marketing segments, respectively. Also, we wrote off the remaining balance of certain long-lived assets of $3,626, primarily relating to trade names and acquired proprietary technology acquired in the Q Interactive Acquisition, in the first quarter of 2017, and recognized it in costs and expenses as a write-off of long-lived assets.

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

Pursuant to the Fluent Merger Agreement, the Company acquired 100% of the outstanding stock of Fluent from the sellers for the following consideration: (i) 15,001,850 shares of the Company’s common stock, as converted, par value $0.0005, with the fair value of $123.8 million, determined by multiplying the Company’s market stock price by the total shares of common stock, and (ii) approximately $99.3 million in cash.  The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed (marked to market), and the resulting amount of goodwill in the Fluent Acquisition at the Effective Date of Fluent Acquisition.

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

TBO Merger with Tiger Media

To expand Tiger Media’s business into data and analytics industry, on March 21, 2015, the Effective Date of TBO Merger, Tiger Media and TBO Merger Sub, completed the merger with TBO, pursuant to the terms and conditions of the TBO Merger Agreement, as specified in Note 1(b), “Organization.”

For accounting purposes, the Company recognized the TBO Merger in accordance with ASC 805-40, “Reverse Acquisitions.”

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

Under the reverse acquisition, the accounting acquiree, the Company, issued equity shares to the owners of the accounting acquirer, IDI Holdings. The consideration transferred by IDI Holdings for its interest in the Company is based on the number of equity interests IDI Holdings would have had to issue to give the owners of the Company the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the Company. Certain shareholders of IDI Holdings also have the right to receive additional Earn-out Shares subject to an earn-out (as defined in Note 13 below). The earn-out conditions were deemed probable upon the Effective Date of the Fluent Acquisition. As the measurement period had closed, the Company recorded a non-cash charge of $14,300 in other expense as contingent earn-out shares, during the year ended December 31, 2015.

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

As all assets and liabilities related to the Advertising Business have been disposed as of December 31, 2015 for $0, all goodwill was written off in 2015.

5. Discontinued operations

As discussed in Note 1(b), “Organization,” on June 30, 2015, the Company’s Board of Directors approved the plan to discontinue the Advertising Business. The Company recognized the transactions in accordance with ASC 205-20, “Discontinued Operations.”  The Company has disposed of all assets and liabilities related to its Advertising Business, by the disposal of its equity interests in the Advertising Business to an independent third party in 2015 for $0.

The following financial information presents the results of operations of the Advertising Business for the year ended December 31, 2015.

Year Ended
(In thousands)	December 31, 2015
Revenue	$218
Pretax loss from operations of discontinued operations	$(1,236)
Pretax loss on disposal of discontinued operations	(41,095)
Income tax expense	127
Less: Non-controlling interests	(508)
Net loss from discontinued operations attributable to cogint	$(41,950)

Included in the net loss from discontinued operations, the Company recorded a loss on disposal of the Advertising Business of $41,095 for the year ended December 31, 2015, the majority of which are non-cash charges, pursuant to the following:

Year Ended
(In thousands)	December 31, 2015
Write-off of goodwill	$(35,472)
Write-off of intangible assets	(4,080)
Write-off of long-term deferred assets	(517)
Lease agreements early termination compensation expenses	(1,211)
Employee severance compensation expenses	(191)
Gain on write-off of acquisition consideration payable	463
Loss on disposal of equity interests	(87)
Loss on disposal of discontinued operations	$(41,095)

6. Accounts receivable, net

Accounts receivable, net consist of the following:

(In thousands)	December 31, 2017	December 31, 2016
Accounts receivable	$39,780	$31,748
Less: Allowance for doubtful accounts	(1,852)	(790)
Total accounts receivable, net	$37,928	$30,958

The movement of allowance for doubtful accounts is shown below:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Beginning balance	790	318	105
Charges to expenses	2,020	772	213
Write-offs	(958)	(300)	-
Ending balance	$1,852	$790	$318

Provision for bad debts of $2,020, $772 and $213 was provided for the years ended December 31, 2017, 2016 and 2015, respectively.

7. Property and equipment, net

Property and equipment, net consist of the following:

(In thousands)	December 31, 2017	December 31, 2016
Computer and network equipment	$1,035	$918
Furniture, fixtures and office equipment	1,046	624
Leasehold improvements	1,075	510
Total cost of property and equipment	3,156	2,052
Less: accumulated depreciation and amortization	(1,378)	(702)
Property and equipment, net	$1,778	$1,350

Depreciation of property and equipment of $753, $547 and $143 was recorded for the years ended December 31, 2017, 2016 and 2015, respectively.

8. Intangible assets, net

Intangible assets other than goodwill consist of the following:

(In thousands)	Amortization period	December 31, 2017	December 31, 2016
Gross amount:
Software developed for internal use	3-10 years	19,614	11,438
Acquired proprietary technology	5 years	11,382	13,532
Customer relationships	7-10 years	34,986	34,986
Trade names	20 years	16,357	18,057
Domain names	20 years	191	191
Databases	5-10 years	31,292	31,292
Non-competition agreements	2-5 years	1,768	1,768
		115,590	111,264
Accumulated amortization:
Software developed for internal use		(1,779)	(505)
Acquired proprietary technology		(4,693)	(2,660)
Customer relationships		(9,628)	(4,840)
Trade names		(1,686)	(916)
Domain names		(20)	(10)
Databases		(6,964)	(3,354)
Non-competition agreements		(1,113)	(448)
		(25,883)	(12,733)
Net intangible assets:
Software developed for internal use		17,835	10,933
Acquired proprietary technology		6,689	10,872
Customer relationships		25,358	30,146
Trade names		14,671	17,141
Domain names		171	181
Databases		24,328	27,938
Non-competition agreements		655	1,320
		$89,707	$98,531
The Company recorded the intellectual property purchased by the Company’s subsidiary, TBO, from Ole Poulsen (“Purchased IP”), pursuant to the Intellectual Property Purchase Agreement dated October 14, 2014, and related legal and other costs incurred and paid in defending the Company’s claims to the Purchased IP against TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”), in intangible assets as Purchased IP and capitalized litigation costs. In 2016, the Company wrote off the remaining balance of Purchased IP and capitalized litigation costs of $4,055, which is reflected in costs and expenses as write-off of long-lived assets in the consolidated statements of operations for the year ended December 31, 2016, as a result of an unfavorable ruling in relation to the litigation.

As a result of the Q Interactive Integration approved on January 18, 2017, the remaining balance of long-lived assets of $3,626, relating primarily to the acquired proprietary technology and trade names acquired in the Q Interactive Acquisition, was written off to costs and expenses as a write-off of long-lived assets during the first quarter of 2017.

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

Amortization expenses of $13,440, $12,084 and $698 were included in depreciation and amortization expenses for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, intangible assets of $3,869, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized $8,176 and $11,318 during the years ended December 31, 2017 and 2016, with $8,176 and $8,867 related to internally developed software, and $0 and $2,451 related to purchased intellectual property litigation costs, respectively.

As of December 31, 2017, estimated amortization expenses related to the Company’s intangible assets for 2018 through 2023 and thereafter are as follows:

(In thousands)
Year	December 31, 2017
2018	$14,236
2019	14,307
2020	13,664
2021	10,500
2022	9,661
2023 and thereafter	27,339
Total	$89,707

9. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of December 31, 2017 and 2016, the balance of goodwill includes $5,227 as a result of the acquisition of Interactive Data effective on October 2, 2014, $155,645 as a result of the Fluent Acquisition effective on December 8, 2015, and $5,384 as a result of the Q Interactive Acquisition effective on June 8, 2016.

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. We performed our annual goodwill impairment test on October 1, 2017 which resulted in no impairment of goodwill.

As of December 31, 2017 and 2016, there are no events or changes in circumstances to indicate that goodwill is impaired.

10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	December 31, 2017	December 31, 2016
Employee compensation expenses	$4,429	$2,530
Litigation settlement payable (1)	4,000	-
Professional fee payable	4,575	2,954
Business credit card payable	2,070	117
Puttable common stock that may require cash settlement (2)	1,350	-
Accrued interest expense	94	231
Insurance payable	138	227
Advertising and marketing expenses payable	293	174
Deferred rent	318	113
Miscellaneous expenses payable	879	635
Total	$18,146	$6,981

(1)

Litigation settlement payable represents the remaining balance of payable of TRADS Litigation Settlement, as defined in Note 17(d), “Contingency,” as of December 31, 2017, which will be paid out in 2018.

(2)	As of December 31, 2017, a liability was recognized in relation to certain shares of common stock with put rights that may require cash settlement. See Note 11, “Long-term debt, net,” for details.

11. Long-term debt, net

Long-term debt, net, including promissory notes payable to certain shareholders, net, as of December 31, 2017, consist of the following:

	12% term loan,	12% incremental term loan,	10% promissory notes,
(In thousands)	due 2020	due 2020	due 2021	Total
Principal amount	$40,688	$14,312	$10,000	$65,000
Less: unamortized debt issuance costs	(2,753)	(672)	(312)	(3,737)
Add: PIK interest accrued to the principal balance	542	9	1,149	1,700
Long-term debt, net	38,477	13,649	10,837	62,963
Less: Current portion of long-term debt	(2,062)	(688)	-	(2,750)
Long-term debt, net (non-current)	$36,415	$12,961	$10,837	$60,213

Long-term debt, net, including promissory notes payable to certain shareholders, net, as of December 31, 2016, consist of the following:

	12% term loan,	10% promissory notes,
(In thousands)	due 2020	due 2021	Total
Principal amount	$42,750	10,000	$52,750
Less: unamortized debt issuance costs	(3,964)	(384)	(4,348)
Add: PIK interest accrued to the principal balance	479	1,132	1,611
Long-term debt, net	39,265	10,748	50,013
Less: Current portion of long-term debt	(4,135)	-	(4,135)
Long-term debt, net (non-current)	$35,130	$10,748	$45,878

Term Loan

On December 8, 2015, Fluent entered into an agreement (“Credit Agreement”) with certain financial institutions and the administrative agent (collectively, “Whitehorse”), for a term loan in the amount of $45.0 million (“Term Loan”). Fluent’s obligations in respect of the Term Loan are guaranteed by the Company and substantially all of the other direct and indirect subsidiaries of the Company. The obligations of Fluent and the obligations of the guarantors are secured by substantially all of such entities’ assets. The Credit Agreement has a five-year term.

Prior to the Amendment No. 3 to Credit Agreement entered into on January 19, 2017 (the “Amendment No. 3”), payments of principal in the amount of $563 each are due on the last day of each quarter during the term of the Credit Agreement, commencing March 31, 2016. Additionally, 50% of excess cash flow of Fluent and its subsidiaries for the immediately preceding fiscal year is required, in Whitehorse’s sole discretion, to be paid towards the Term Loan obligations, commencing with the fiscal year ending December 31, 2016. As a result of the excess cash flow for the year ended December 31, 2016, we reclassified a total amount of $1,885 into current portion of long-term debt in the consolidated balance sheet as of December 31, 2016. Whitehorse subsequently refused the prepayment and we reclassified the $1,885 back to non-current portion of long-term debt in the first quarter of 2017. Whitehorse also refused the prepayment of $4,608 resulting from the excess cash flow for the year ended December 31, 2017. The Credit Agreement provides for certain other customary mandatory prepayments upon certain events, and also provides for certain prepayment premiums during the first four years of the Term Loan, provided that the prepayment premiums are not applicable to scheduled payments of principal, the required excess cash flow payments and certain other required prepayments.

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

The Term Loan and Incremental Term Loan (collectively, the "Term Loans") are guaranteed by the Company and the other direct and indirect subsidiaries of the Company, and are secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent, in each case, on an equal and ratable basis. The Term Loans accrue interest at the rate of: (a) either, at Fluent's option, LIBOR (subject to a floor of 0.50%) plus 10.5% per annum, or base rate plus 9.5% per annum, payable in cash, plus (b) 1% per annum, payable, at Fluent's option, in either cash or in-kind. Payments of principal of the Term Loans are $688 per quarter, replacing the original $563 for the Term Loan, payable at the end of each calendar quarter, commencing on March 31, 2017. The Term Loans mature on December 8, 2020.

Whitehorse Warrants

In connection with the Term Loan, on December 8, 2015, the Company issued warrants to purchase, in aggregate, 200,000 shares of common stock, to Whitehorse. Such warrants are exercisable at any time (i) following the date of approval for listing of the common stock issuable upon exercise of such warrants on the NYSE MKT and (ii) prior to the 10-year anniversary of the date of issuance of such warrants at $8.00 per share. Pursuant to a Limited Consent and Amendment No. 2 to Credit Agreement entered into on September 30, 2016 (the “Amendment No. 2”), the exercise price of the above-mentioned warrants was amended to $5.08 from $8.00, and the Company also issued additional new warrants to purchase 100,000 shares of common stock, with an exercise price of $5.08 per share and an expiration date of September 30, 2026. As a result of the amended and newly issued warrants, an aggregate of $492 was recognized as debt issuance costs and additional paid-in capital.

On November 3, 2017, the Company entered into warrant amendments (the "Whitehorse Warrant Amendments") with Whitehorse, regarding the warrants to purchase an aggregate of 300,000 shares of common stock (collectively, the “Whitehorse Warrants”), at an exercise price of $5.08 per share. The Company agreed to reduce the exercise price to $3.00 per share. Whitehorse exercised all the Whitehorse Warrants for 300,000 shares of common stock (the “Whitehorse Shares”) and gross proceeds of an aggregate of $900 were received in November 2017. Pursuant to the terms of the Whitehorse Warrant Amendments, Whitehorse is prohibited from engaging or otherwise agreeing to any sale, pledge, or other transfer of the Whitehorse Shares for a period of 120 days (the “Whitehorse Lock-Up Period”) following the exercise of such warrants in full. Following the Whitehorse Lock-Up Period, (i) Whitehorse may only sell such number of shares underlying the warrants representing up to 5% of the Company’s daily trading volume on the immediately prior trading day prior to a sale and (ii) Whitehorse may not transfer any of the Whitehorse Shares for less than $4.50 per share, provided that Whitehorse may not transfer any Whitehorse Shares unless the Company has an effective registration statement permitting the resale of the Whitehorse Shares. Upon either the Record Date or the termination of the Business Combination Agreement, Whitehorse can require the Company to purchase from them all the Whitehorse Shares at a price of $4.50 per share. As of December 31, 2017, a liability of $1,350 in relation to the Whitehorse Shares with put rights was classified into current liabilities.

The fair value of warrants issued to Whitehorse (collectively, the “Whitehorse Warrants”) of $492 and $1,586 were recognized as debt costs for the years ended December 31, 2016 and 2015, respectively. A gain of $350, as a result of the Whitehorse Warrant Amendments, was capitalized as a deduction to the balance of debt costs during the year ended December 31, 2017. As of December 31, 2017 and 2016, the debt costs balance was $897 and $1,679, respectively. We estimate the fair value of such warrants on the date of grant or amendment using a Black-Scholes pricing model, applying the following assumptions, and amortize the fair value to interest expense over the term of the Term Loans using the interest method:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	0.08 - 9	10	10
Risk-free interest rate	1.02% - 2.35%	1.56%	2.24%
Expected volatility	82.50%	90.47%	114.33%
Expected dividend yield	0.00%	0.00%	0.00%

Credit Agreement

The Credit Agreement, as amended, contains customary representations and warranties, covenants (including certain financial covenants), and events of default, upon the occurrence of which Whitehorse may accelerate the obligations under the Credit Agreement. Certain restrictive covenants impose limitations on the way we conduct our business, including limitations on the amount of additional debt we can incur and restricts our ability to make certain investments and other restricted payments, including certain intercompany payments of cash and other property. The financial covenants include the requirement that the Company and its subsidiaries attain, on a quarterly basis, certain minimum EBITDA thresholds for the immediately preceding twelve-month period, Fluent and its subsidiaries attain, on a quarterly basis, certain minimum EBITDA thresholds for the immediately preceding twelve-month period, Fluent and its subsidiaries meet certain leverage ratios on a quarterly basis, Fluent and its subsidiaries meet certain fixed charge coverage ratios on a quarterly basis, and Fluent and its subsidiaries maintain at all times cash and cash equivalent balances of at least $2.0 million (or such lesser amount agreed to by Whitehorse), in the aggregate. On August 7, 2017, the Company and its subsidiaries entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 provides that there shall be no requirement that the Company and its subsidiaries meet any minimum EBITDA threshold for the twelve-month period ended June 30, 2017. The requirement that Fluent and its subsidiaries meet the required minimum EBITDA threshold for the twelve-month period ended June 30, 2017 was not impacted by Amendment No. 4. On November 3, 2017, the Company and its subsidiaries entered into Amendment No. 5 to the Credit Agreement (“Amendment No. 5”). Amendment No. 5 provides for certain amendments to the definition of EBITDA by adding back acquisition and restructuring costs resulting from the Business Combination Transaction (as defined below), and costs relating to litigation with TRADS that we settled on July 22, 2017. Amendment No. 5 also amends the minimum EBITDA threshold for the Company and its subsidiaries beginning with the quarter ended September 30, 2017. In addition, Amendment No. 5 allows for additional transfer of cash from Fluent to the Company, provided that Fluent maintains a minimum cash balance. As of December 31, 2017, the Company was in compliance with the covenants under the Credit Agreement.

Promissory Notes

On December 8, 2015, the Company entered into and consummated the promissory notes financing (the “Promissory Notes”) with each of Frost Gamma Investment Trust (“Frost Gamma”), an affiliate of Phillip Frost, M.D., the Vice Chairman of the Company’s Board of Directors, Michael Brauser, the Executive Chairman of the Board of Directors then, and another investor (the “Promissory Note Investors”), pursuant to which the Company issued Promissory Notes of $5.0 million to Frost Gamma, $4.0 million to Michael Brauser, and $1.0 million to another investor, for an aggregate financing in the amount of $10.0 million. The Promissory Note Investors received (i) a promissory note in the principal amount equal to the amount of their respective promissory notes, with a rate of interest of 10% per annum, which interest shall be capitalized monthly by adding to the outstanding principal amount of such Promissory Notes, and (ii) a grant of 100 shares of the Company’s Series B Non-voting Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred”) for each $1.0 million increment of their respective Promissory Notes, with a total of 1,000 shares of Series B Preferred granted (“Promissory Note Shares”), pursuant to fee letter agreements. Each share of Series B Preferred automatically converted into 50 shares of common stock in February 2016.

Under the terms of the Promissory Notes, the Company is required to repay the principal and all accrued interest six months after the repayment of all amounts due under the Credit Agreement, except that the Company may repay the Promissory Notes earlier from the proceeds of a round of public equity financing. During the year ended December 31, 2017, the Company repaid accrued paid-in-kind (“PIK”) interest of $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively.

The fair value of Promissory Note Shares of $413 was calculated by multiplying the closing common stock market price of the Company on December 8, 2015 of $8.45, with the total shares granted, as converted, which was recognized as debt costs, and the unamortized balance as at December 31, 2017 and 2016 was $284 and $350, respectively.

In connection with the Promissory Notes, on December 8, 2015, the Company, each lender under the Promissory Notes, and Whitehorse entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the debt under the Promissory Notes was made expressly subordinate to the debt under the Credit Agreement. In addition, the Subordination Agreement restricts certain terms of the Promissory Notes. The terms of the Subordination Agreement shall remain in effect until such time that all obligations under the Credit Agreement are paid in full.

The net balance of Promissory Notes was presented as promissory notes payable to certain shareholders, net, in the consolidated balance sheets.

Maturities

Excluding potential additional principal payments due on the Term Loans based on excess cash flows for the immediately preceding fiscal year, as mentioned above, scheduled future maturities of total debts as of December 31, 2017 were as follows:

(In thousands)
Year
2018	$2,750
2019	2,750
2020	49,500
2021	10,000
Total maturities	65,000
Add: Accrued PIK interest, added to the principal	1,700
Less: Unamortized debts issuance costs	(3,737)
Total	$62,963

Fair value

As mentioned above, the Company’s long-term debt outstanding as of December 31, 2017 represented 1) the Term Loans with interest at (a) either, at Fluent's option, LIBOR (subject to a floor of 0.50%) plus 10.5% per annum, or base rate plus 9.5% per annum, payable in cash, plus (b) 1% per annum, payable, at Fluent's option, in either cash or in-kind, and 2) the Promissory Notes pursuant to the agreements effective December 8, 2015, with a rate of interest of 10% per annum. Considering the Term Loans have a variable interest rate, and interest rates have been relatively stable, we regard the fair values of the long-term debt to approximate their carrying amount as of December 31, 2017. This fair value assessment represents Level 2 measurements.

12. Income taxes

The Company is subject to federal and state income taxes in the United States. The benefit for income taxes on loss from continuing operations consisted of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current
Federal	$-	$-	$(123)
State	-	87	-
	-	87	(123)
Deferred
Federal	(7,117)	(14,278)	(15,771)
State	(1,855)	(1,732)	(689)
Valuation allowance	8,972	1,881	-
	-	(14,129)	(16,460)
Income tax benefit	$-	$(14,042)	$(16,583)

On December 22, 2017, the Act was enacted, resulting in significant modifications to existing law, including lowering the U.S. corporate statutory income tax rate to 21%, among other changes. As a full valuation allowance was provided as of December 31, 2017, the Act does not have any material net impact on our consolidated financial statements, however, certain income tax disclosures, including the re-measurement of deferred tax assets and liabilities and related valuation allowance, and the effective income tax rate reconciliation, are affected. The Company follows the guidance in SAB 118, which provides additional clarification regarding the application of ASC 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date. Due to certain ambiguities in the Act, the Company is still evaluating the impact of changes to Code Section 162(m) on our consolidated financial statements. It is the intention of the Company to complete the necessary analysis within the measurement period, upon receiving further clarifying guidance from U.S. Department of the Treasury, no later than December 31, 2018.

The Company’s effective income tax benefit differed from the U.S. corporate statutory income tax rate of 34% for the years ended December 31, 2017, 2016 and 2015. For the years ended December 31, 2017, this difference is mainly the result of the valuation allowance applied against the Company’s deferred tax assets, share-based compensation tax deficiencies, deferred remeasurement for tax rate change resulting from the Act, and state income taxes. For the years ended December 31, 2016, this difference is mainly the result of the valuation allowance applied against the Company’s deferred tax assets and state income taxes. For the year ended December 31, 2015, this difference is primarily due to state income taxes and one-time contingent earn-out costs related to shares issued pursuant to the TBO Merger Agreement. A reconciliation is as follows:

	Year Ended December 31,
(In thousands)	2017		2016		2015
Tax on continuing operating loss before income taxes	$(18,090)	34.0%	$(14,663)	34.0%	$(20,117)	34.0%
Effect of state taxes (net of federal tax benefit)	(1,515)	2.8%	(1,645)	3.8%	(1,800)	3.0%
Share-based compensation tax deficiencies	5,133	-9.6%	-	-	-	-
Loss on amendments of warrants	342	-0.6%	433	-1.0%	-	-
Contingent earn-out costs	-	-	-	-	4,862	-8.2%
Others	41	-0.1%	(48)	0.1%	472	-0.8%
Deferred remeasurement for tax rate change	5,117	-9.6%	-	-	-	-
Valuation allowance	8,972	-16.9%	1,881	-4.4%	-	-
Income tax benefit	$-	-	$(14,042)	32.5%	$(16,583)	28.0%

Components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$7,555	$8,041
Share-based compensation	16,321	21,503
Accounts receivable	480	392
Accrued expenses and other current liabilities (1)	1,128	43
Others	22	11
	25,506	29,990
Valuation allowance	(10,853)	(1,881)
	14,653	28,109
Deferred tax liabilities:
Intangible assets	$14,505	$27,962
Property and equipment	148	117
Internal Revenue Code Sec. 481 adjustment	-	30
	14,653	28,109
Net deferred tax liability	$-	$-
(1)

Included in deferred tax assets in relation to accrued expenses and other current liabilities as of December 31, 2017, there was deferred tax assets balance of $1,037 resulting from the unpaid TRADS Litigation Settlement of $4,000.

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of $29,274 and $24,046, respectively, which begin to expire in 2034. The Company’s net operating losses may be subject to annual Section 382 limitations due to ownership changes that could impact the future realization. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of valuation allowance required and adjusts such valuation allowance accordingly. Primarily due to cumulative pre-tax losses, management determined a valuation allowance of $10,853 and $1,881 was necessary as of December 31, 2017 and 2016, respectively, to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, for the years ended December 31, 2017 and 2016 (no such items for the year ended December 31, 2015), is as follows:

	Year Ended December 31,
(In thousands)	2017	2016
Unrecognized tax benefits, opening	$1,668	$-
Gross increase - tax position in prior period	-	1,668
Decrease as a result of the Act	(534)	-
Unrecognized tax benefits, ending balance	$1,134	$1,668

In our tax return filed for the year ended December 31, 2015, a loss of $4,375, resulted from the disposal of Advertising Business, was included. This uncertain tax position of $1,668 is reflected as a reduction in deferred tax assets, which was adjusted to $1,134 as a result of the Act as of December 31, 2017. Based on management’s assessment, no tax benefit has been recognized for the loss mentioned above. This unrecognized tax benefit, if recognized, would favorably affect the Company’s annual effective tax rate before application of any valuation allowance. The Company has not accrued any interest or penalties as of December 31, 2017 with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

13. Common shares, preferred shares and warrants

Common stock

As of December 31, 2017 and 2016, the number of issued shares of common stock was 61,631,573 and 53,717,996, respectively, which included shares of treasury stock of 352,523 and 160,235, respectively.

The change in the number of issued shares of common stock during the year ended December 31, 2017 was a result of the following issuances:

•

An aggregate of 4,001,808 shares of common stock were issued as a result of the vesting of restricted stock units (“RSUs”) and the issuance of restricted stock, including 192,288 shares of common stock withheld to pay withholding taxes upon such vesting, which are reflected in treasury stock.

•

On October 17, 2017, the Company entered into certain amendment agreements (the “Intracoastal and Anson Warrant Amendments”) with Intracoastal Capital, LLC (“Intracoastal”) and Anson Investments Master Fund LP (“Anson”), representing warrants to purchase a total of 861,769 shares of the Company’s common stock, previously granted to such warrant holders. The Company agreed to reduce the exercise price of all warrants described above to $3.00 per share. In October 2017, Intracoastal and Anson exercised such warrants and the Company issued an aggregate of 861,769 shares of common stock, and the proceeds from the exercise of $2,585 were received in October 2017.

The Intracoastal and Anson Warrant Amendments also provide that the Company deliver to Intracoastal and Anson an additional warrant for common stock equal to 25% of the number of shares exercised, that is, an aggregate of 215,443 additional warrants, at an exercise price of $5.35 per share (the “Additional Warrants”).

A loss of $1,005 was recognized into other expenses, net during the year ended December 31, 2017, as a result of the Intracoastal and Anson Warrant Amendments, using a Black-Scholes pricing model.

•

On November 3, 2017, the Company issued an aggregate of 300,000 shares of common stock to Whitehorse resulting from the exercise of the Whitehorse Warrants, pursuant to the Whitehorse Warrant Amendments. Gross proceeds of $900 in total were received in November 2017. See Note 11, “Long-term debt, net,” for details. Together with the exercise of warrants by Intracoastal and Anson, as discussed above, during the year ended December 31, 2017, an aggregate of $3,485 were received as a result of the exercise of warrants to purchase 1,161,769 shares of common stock.

•

On November 3, 2017, the Company issued a total of 2,750,000 shares of common stock to settle the acquisition consideration payable in stock in relation to the Q Interactive Acquisition. See Note 4, “Acquisitions,” for details.

The change in the number of issued shares of common stock during the year ended December 31, 2016 was a result of the following issuances:

•

On February 22, 2016, the Company’s Series B Preferred, 450,962 shares in total, automatically converted into 22,548,100 shares of the Company’s common stock, by multiplying each such share of Series B Preferred by 50, pursuant to the Company’s Series B Preferred certificate of designation.

•

On March 11, 2016, the Company issued 1,800,220 shares (the “Series A Earn-out Shares”) of the Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred”) and 900,108 shares (the “Common Earn-out Shares”, and together with Series A Earn-out Shares, the “TBO Merger Earn-out Shares”) of the Company’s common stock, which shares represent “earn-out” consideration paid in connection with the TBO Merger between Tiger Media and TBO consummated on March 21, 2015, upon a determination by the Board of Directors that certain financial targets had been achieved as set forth in the TBO Merger. In 2016, all such earn-out liabilities under the TBO Merger Agreement have been settled.

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
•

An aggregate of 1,434,562 shares of common stock were issued as a result of the vesting of RSUs, of which, 360,235 shares of common stock were withheld to pay withholding taxes upon such vesting, which are reflected in treasury stock.

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

Warrants

During the year ended December 31, 2017, as a result of certain amendments of warrants, as discussed above under common stock, the exercise price of warrants to purchase an aggregate of 1,161,769 of common stock were lowered to $3.00 per share, and such warrants to purchase an aggregate of 1,161,769 of common stock were subsequently exercised.

As of December 31, 2017, warrants to purchase an aggregate of 1,273,776 shares of common stock were outstanding, which includes:

•

Concurrent with the Registered Direct Offering in May 2016, as discussed above, warrants to purchase an aggregate of 500,000 shares of common stock were issued to five investors, including 375,000 shares to Intracoastal and Anson, with an exercise price of $8.00 per shares, which are exercisable beginning November 21, 2016, six months and one day from the date of issuance, and expire 24 months from the date they became exercisable. As a result of the Intracoastal and Anson Warrant Amendments entered into on October 17, 2017, warrants previously issued to Intracoastal and Anson were amended and exercised, with an exercise price of $3.00 per share, which resulted in remaining warrants to purchase 125,000 shares of common stock as of December 31, 2017.

•

The Intracoastal and Anson Warrant Amendments also provide that the Company deliver an aggregate of 215,443 Additional Warrants to these two investors, at an exercise price of $5.35 per share. The Additional Warrants are exercisable from the date of issuance and expire on the earlier of the close of business on the two-year anniversary of (i) the date the registration statement registering the resale of the underlying shares is declared effective by the SEC, or (ii) the commencement date that such Additional Warrant may be exercised by means of a “cashless exercise.” These Additional Warrants do not participate in the Cash Dividend or Spin-off of the Business Combination Transaction.

•

Concurrent with the Registered Direct Offering in November 2016, warrants to purchase an aggregate of 1,000,000 and 100,000 shares of common stock, with an exercise price of $3.75 and $5.00 per share, respectively, were issued to four investors, including Intracoastal, and related agents, respectively. These warrants issued to the four investors are exercisable beginning six months and one day from the date of issuance and expire 5 years from the date they became exercisable, while the warrants issued to related agents are exercisable beginning 6 months and one day from the date of issuance and expire 24 months from the date they became exercisable. As a result of the Intracoastal and Anson Warrant Amendments, warrants to purchase 166,667 shares of common stock, previously issued to Intracoastal, were amended and exercised, with an exercise price of $3.00 per share, which resulted in remaining warrants in aggregate to purchase 833,333 and 100,000 shares of common stock, with an exercise price of $3.75 and $5.00 per share, respectively, were issued to the remaining three investors and related agents, respectively.

As of December 31, 2016, warrants to purchase an aggregate of 2,220,102 shares of common stock were outstanding, which includes:

•

New Exchange Warrants to purchase 320,102 shares of common stock were issued to an institutional investor as part of the exchange of warrants, as discussed above. The New Exchange Warrants will expire twenty-four months from the date of issuance, which were subsequently amended and exercised during the year ended December 31, 2017.

•

Warrants to purchase 200,000 shares of the Company’s common stock were issued as part of our Term Loan of $45 million, with the exercise price being amended to $5.08 as a result of the Amendment No. 2 to Credit Agreement entered into on September 30, 2016. As part of the Amendment No. 2, we issued additional New Whitehorse Warrants to purchase 100,000 shares of common stock, with an exercise price of $5.08 per share and an expiration date of September 30, 2026. As a result of the amended and newly issued warrants, an aggregate of $492 was recognized in additional paid-in capital. Such warrants to purchase an aggregate of 300,000 shares of common stock were subsequently amended and exercised during the year ended December 31, 2017.

•

Concurrent with the Registered Direct Offering in May 2016, as discussed above, warrants to purchase an aggregate of 500,000 shares of common stock were issued to five investors, with an exercise price of $8.00 per share, which are exercisable beginning six months and one day from the date of issuance and expire 24 months from the date they became exercisable.

•

Concurrent with the Registered Direct Offering in November 2016, warrants to purchase an aggregate of 1,000,000 shares and 100,000 shares of common stock were issued to four investors and related agents, with an exercise price of $3.75 and $5.00 per share, respectively. These warrants issued to the four investors are exercisable beginning 6 months and one day from the date of issuance and expire 5 years from the date they became exercisable, while the warrants issued to related agents are exercisable beginning 6 months and 1 day from the date of issuance and expire 24 months from the date they became exercisable.

Preferred stock

As of December 31, 2017 and 2016, we had 10.0 million shares of preferred stock with par value of $0.0001 per share authorized, and there were no shares of preferred stock issued or outstanding. Of the authorized preferred stock, 6.8 million shares and 1.0 million shares are designated Series A Preferred and Series B Preferred, respectively.

Treasury stock

As of December 31, 2017 and 2016, the Company held 352,523 and 160,235 shares in treasury, with a cost of $1,274 and $531, respectively.

During the year ended December 31, 2017, the increase in treasury stock was due to 192,288 shares that were withheld to pay withholding taxes upon the vesting of RSUs and restricted stock.

During the year ended December 31, 2016, the increase in treasury stock was due to 360,235 shares that were withheld to pay withholding taxes upon the vesting of RSUs and restricted stock, which was decreased by the sale of 200,000 shares of treasury stock.

14. Share-based compensation

As of December 31, 2017, the Company maintains two share-based incentive plans: the 2008 Share Incentive Plan (the “2008 Plan”), which was carried forward as a result of the reverse acquisition between the Company and TBO consummated on March 21, 2015, the TBO Merger, whereby TBO became a wholly-owned subsidiary of the Company, and the Cogint, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), approved during the annual meeting of stockholders on June 2, 2015, which authorized the issuance of 2,500,000 shares of common stock. The total shares of common stock authorized for issuance under the 2015 Plan was increased on June 3, 2016 to 12,500,000 shares, and subsequently increased on September 6, 2017 via a written consent by the holders of a majority of shares (and which was effective January 8, 2018) to 13,500,000 shares. The primary purpose of the 2015 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of December 31, 2017, there were 310,568 and 4,384,240 shares of common stock reserved for issuance under the 2008 Plan and the 2015 Plan, respectively.

Shares issued outside of the 2008 Plan and 2015 Plan

The following RSUs were issued outside of the 2008 Plan and 2015 Plan:

Pursuant to a business consulting agreement (the “Business Consulting Agreement”), Marlin Capital Investments, LLC (“Marlin Capital”), a company which our Chairman Michael Brauser owns 50% and is one of two managers, holds RSUs representing the right to receive 2,000,000 shares of the Company’s common stock, which RSUs are outside of the 2008 Plan and 2015 Plan, for the consulting services provided by Marlin Capital. These RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company, termination of the agreement by the Company without cause, or termination of the agreement by Marlin Capital for good reason. The Company determined the performance goals were met as of December 31, 2015. As of December 31, 2017, an aggregate of 1,500,000 shares have vested. On March 12, 2018, the Company terminated the Business Consulting Agreement and the outstanding 500,000 shares vested upon the termination.

Effective November 16, 2015, the Company entered into an employment agreement with Michael Brauser (the “Michael Brauser Employment Agreement”) relating to his service as Executive Chairman of the Board of Directors, pursuant to which, Michael Brauser will receive an annual base salary of $25 payable in accordance with the Company’s general payroll practices and RSUs outside of the 2008 Plan and 2015 Plan representing the right to receive 5,000,000 shares of common stock. The issuance of shares of common stock underlying the RSUs was approved by the stockholders at the annual meeting in 2016. These RSUs vest ratably over a four-year period; provided, however, that no portion of the RSUs shall vest unless and until the Company has gross revenue in excess of $100.0 million and positive EBITDA in any one fiscal year during the vesting period (the “Vesting Conditions”). In addition, such RSUs vest in full upon a Company change in control, termination of Michael Brauser without cause, termination by Michael Brauser for good reason, or Michael Brauser’s death or disability. The Company determined that the Vesting Conditions were met. As of December 31, 2017, an aggregate of 2,500,000 shares have vested, of which, 1,250,000 shares were delivered in 2017 and the remaining 1,250,000 shares were delivered in January 2018.

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

On December 8, 2015, at the time Dr. Phillip Frost joined the Board of Directors of the Company as Vice Chairman, Frost Gamma was granted 3,000,000 RSUs, outside of the 2008 Plan and 2015 Plan. The issuance of shares of common stock underlying such RSUs was approved by the stockholders at the annual meeting in 2016. These grants were fully vested on December 8, 2015 and related share-based compensation expense of $25,350 was recognized for the year ended December 31, 2015, but Frost Gamma has elected to defer delivery of any vested RSUs until Dr. Phillip Frost’s separation from service from the Company or death or disability.

Share options

Details of share options activity during the years ended December 31, 2017, 2016 and 2015 were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Balance as of January 1, 2015	-	$-	-	$-
Additions as a result of the reverse acquisition	407,000	$9.21
Granted	85,000	$10.39
Forfeited	(30,000)	$7.85
Outstanding as of December 31, 2015	462,000	$9.52	5.3 years	$-
Granted	30,000	$5.04
Forfeited	(40,000)	$8.45
Expired	(100,000)	$6.02
Outstanding as of December 31, 2016	352,000	$10.25	4.4 years	$-
Expired	(130,000)	$6.25
Outstanding as of December 31, 2017	222,000	$12.59	5.4 years	$-
Options vested and expected to vest as of December 31, 2017	222,000	$12.59	5.4 years	$-
Options exercisable as of December 31, 2017	174,500	$10.05	4.7 years	$-

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on December 31, 2017 of $4.40 and the exercise price, multiplied by the number of in-the-money stock options as of the same date.

The activity of unvested balance of options is shown below for the years ended December 31, 2017, 2016 and 2015:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term
Unvested as of January 1, 2015	-	$-	-
Additions as a result of the reverse acquisition	63,334	$6.82
Granted	85,000	$10.39
Vested	(11,667)	$8.10
Forfeited	(10,000)	$7.85
Unvested as of December 31, 2015	126,667	$9.02	8.1 years
Granted	30,000	$5.04
Vested	(47,917)	$7.16
Forfeited	(40,000)	$8.45
Unvested as of December 31, 2016	68,750	$8.91	8.9 years
Vested	(21,250)	$8.80
Unvested as of December 31, 2017	47,500	$8.96	7.9 years

We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model applying the following assumptions, and amortize the fair value to expense over the option’s vesting period using the straight-line attribution approach for employees and non-employee directors, for the years ended December 31, 2016 and 2015. There was no grant of share options for the year ended December 31, 2017.

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

The weighted average grant-date fair value of share options granted during the years ended December 31, 2016 and 2015 was $3.55 and $7.35, respectively. There were no share option grants during the year ended December 31, 2017. There were no share options exercised for the years ended December 31, 2017, 2016 and 2015. The total fair value of share options vested during the years ended December 31, 2017, 2016 and 2015 was $125, $272 and $61, respectively.

Compensation expense recognized from employee stock options for the years ended December 31, 2017, 2016 and 2015 was $123, $110 and $28, respectively, which was recognized in general and administrative expenses and discontinued operations in the consolidated statements of operations. As of December 31, 2017, unrecognized share-based compensation expense in respect of granted share options amounted to $243, which are expected to be recognized over a weighted average period of 2.0 years.

Restricted stock units and restricted stock

Details of unvested RSUs and restricted stock activity during the years ended December 31, 2017, 2016 and 2015 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of January 1, 2015	2,960,000	$2.00
Additions as a result of the reverse acquisition	416,800	$4.81
Granted	13,890,500	$9.16
Vested and delivered	(382,300)	$5.55
Vested not delivered (1)	(3,085,000)	$8.36
Forfeited	(79,000)	$5.78
Unvested as of December 31, 2015	13,721,000	$7.78
Granted	1,339,758	$4.17
Vested and delivered	(1,074,327)	$3.28
Withheld as treasury stock (2)	(360,235)	$1.52
Vested not delivered (1)	(1,022,667)	$2.59
Forfeited	(196,500)	$7.16
Unvested as of December 31, 2016	12,407,029	$8.40
Granted	2,732,000	$5.61
Vested and delivered	(3,659,520)	$8.29
Withheld as treasury stock (2)	(192,288)	$8.48
Vested not delivered (1)	(2,568,318)	$3.43
Forfeited	(567,998)	$5.65
Unvested as of December 31, 2017 (3)	8,150,905	$9.27

(1)	Vested not delivered represent the vested RSUs with deferred delivery at a future time. As of December 31, 2017, the cumulative shares of RSUs included in “vested not delivered” were 6,675,985.

(2)

As discussed in Note 13 above, the increase in treasury stock was due to shares withheld to pay statutory withholding taxes upon the vesting of RSUs during related periods, among which, 200,000 shares of treasury stock were subsequently sold to an investor in 2016. As of December 31, 2017, the cumulative shares withheld as treasury stock were 352,523.

(3)

Among the unvested shares as of December 31, 2017, there were 150,000 shares of unvested restricted stock, which were included in the issued and outstanding shares of the Company’s common stock as of December 31, 2017.

The Company recognized compensation (included in sales and marketing expenses, general and administrative expenses, and discontinued operations in the consolidated statements of operations, and intangible assets in the consolidated balance sheets) for these RSUs and restricted stock of $35,169, $30,127 and $34,505 for the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of the RSUs and restricted stock was determined using the market value of the common stock on the date of grant, which was equivalent to the closing price of the common stock on the grant date.

As of December 31, 2017, unrecognized share-based compensation expense associated with the granted RSUs and restricted stock amounted to $34,878, which are expected to be recognized over a weighted average period of 1.4 years.

Shares issued to third-party vendors

The Company issues shares to certain third-party vendors from time to time in lieu of cash for services rendered. During the years ended December 31, 2017, 2016 and 2015, 0, 14,500 and 45,000 restricted shares of common stock were issued to certain vendors of the Company as additional consideration for services rendered, respectively. Share-based compensation expense for shares issued to third-party vendors of $0, $166 and $446 for the years ended December 31, 2017, 2016 and 2015, respectively, were recognized in general and administrative expenses.

The share-based compensation for the Company’s share options, RSUs and restricted stock were allocated to the following accounts in the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Sales and marketing expenses	$2,873	$2,340	$310
General and administrative expenses	31,123	26,909	33,850
Discontinued operations	-	-	456
	33,996	29,249	34,616
Capitalized in intangible assets	1,296	1,154	363
Total	$35,292	$30,403	$34,979

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

Information regarding our Information Services and Performance Marketing segments are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenue:
Information Services	$78,365	$55,454	$6,413
Performance Marketing	141,903	131,382	7,678
	$220,268	$186,836	$14,091
Loss (income) from operations:
Information Services	$(23,594)	$(25,568)	$(13,721)
Performance Marketing	5,830	10,445	(16)
	(17,764)	(15,123)	(13,737)
Corporate (1)	(24,754)	(18,915)	(30,663)
	$(42,518)	$(34,038)	$(44,400)
Depreciation and amortization:
Information Services	$6,739	$5,894	$481
Performance Marketing	7,454	6,737	360
	$14,193	$12,631	$841
Write-off of long-lived assets
Information Services	$1,189	$4,055	$-
Performance Marketing	2,437	-	-
	$3,626	$4,055	$-
Share-based compensation expense:
Information Services	$13,225	$11,950	$4,521
Performance Marketing	4,539	3,333	254
	17,764	15,283	4,775
Corporate (1)	16,232	13,966	29,385
	$33,996	$29,249	$34,160
Capital expenditure:
Information Services	$7,117	$9,804	$3,977
Performance Marketing	1,010	1,122	-
	$8,127	$10,926	$3,977

(In thousands)	December 31, 2017	December 31, 2016
Assets:
Information Services	$119,946	$110,166
Performance Marketing	194,470	197,937
	314,416	308,103
Corporate (2)	2,583	3,808
	$316,999	$311,911
Intangible assets, net:
Information Services	$52,259	$52,424
Performance Marketing	37,448	46,107
	$89,707	$98,531
Goodwill:
Information Services	$44,178	$44,178
Performance Marketing	122,078	122,078
	$166,256	$166,256
(1)

Corporate primarily represents corporate administrative costs that are not allocated to individual segments. The segment information for the years ended December 31, 2016 and 2015 was reclassified to conform to the current period presentation.

(2)

Assets of corporate primarily represents corporate’s assets that are not allocated to individual segments. The segment information as of December 31, 2016 was reclassified to conform to the current period presentation.

A reconciliation of loss from operations from segments to loss before income taxes for the periods presented is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Loss from operations from segments	$(17,764)	$(15,123)	$(13,737)
Corporate (1)	(24,754)	(18,915)	(30,663)
Total other expense (2)	(10,688)	(9,090)	(14,768)
Loss before income taxes	$(53,206)	$(43,128)	$(59,168)
(1)

Corporate primarily represents corporate administrative costs that are not allocated to individual segments. The segment information for the years ended December 31, 2016 and 2015 was reclassified to conform to the current period presentation.

(2)	Other expense, primarily represents non-operating income and expense, including interest expense, net, and other expenses, net, which the Company does not allocate into segments.

Revenue by geography is based on the location of the customers. The following table sets forth revenue by geographic areas:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenue:
United States	$211,307	$167,568	$12,816
Outside of the United States (1)	8,961	19,268	1,275
	$220,268	$186,836	$14,091

(1)	No individual country, other than disclosed above, exceeded 10% of our total consolidated revenue for any period presented.

16. Related party transactions

For the years ended December 31, 2017, 2016 and 2015, material related party transactions were as follows:

Interest in the TBO Merger

Before the TBO Merger, but after giving effect to the Reverse Split, Frost Gamma, an affiliate of Phillip Frost, M.D., owned 2,144,275 shares of the Company, representing 29.4% of the Company’s outstanding ordinary shares. In addition, at the Effective Time of the TBO Merger, after giving effect to a TBO recapitalization, Frost Gamma owned 80,000 shares of TBO Common Stock, 640,000 shares of TBO Series C Preferred Stock, and 4,000 shares of TBO Series D Preferred Stock, which resulted in the Company issuing to Frost Gamma 2,660,309 shares of the Company’s common stock at closing, and an additional 900,108 shares of company stock subject to an earn-out. As a result, following the TBO Merger, Frost Gamma owned 34.6% of the Company’s common stock at closing and 38.6% of the Company’s common stock assuming the Common Earn-out Shares are earned. In connection with approving the TBO Merger and the related transactions, the Board of Directors of the Company and its Audit Committee reviewed and considered Frost Gamma’s interest in such transactions.

Business Consulting Agreement

Marlin Capital holds RSUs representing the right to receive 2,000,000 shares of the Company’s common stock, pursuant to the Business Consulting Agreement. These RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company. The Company determined the performance goals were met as of December 31, 2015. Share-based compensation expense of $4,272, $1,252 and $1,512 for the years ended December 31, 2017, 2016 and 2015, respectively, associated with shares under the Marlin Capital agreement, was recognized. See Note 14, “Share-based compensation,” for details.

Securities Purchase Agreements with Frost Gamma

On November 16, 2015, pursuant to securities purchase agreements, the Company raised approximately $10.0 million from certain investors, including $7.0 million from Frost Gamma, for the sale of an aggregate of 29,985 shares of Series B Preferred and warrants to purchase up to 749,625 shares of the Company’s common stock, with an exercise price of $6.67 per share. Frost Gamma received 20,990 shares of Series B Preferred and warrants to purchase up to 524,750 shares of common stock.

On November 16, 2015, the Company entered into a Stock Purchase Agreement with Frost Gamma providing for the sale of 119,940 shares of Series B Preferred to Frost Gamma, in exchange for $40.0 million.

Each share of Series B Preferred automatically converted into 50 shares of common stock in 2016.

Promissory Notes

On December 8, 2015, the Company entered into the Promissory Notes, with an interest rate of 10% per annum, with certain investors, for aggregate financing of $10.0 million, pursuant to which the Company received $5.0 million from Frost Gamma, $4.0 million from Michael Brauser, and $1.0 million from another investor. In addition, the Company also issued 500, 400 and 100 shares of Series B Preferred to Frost Gamma, Michael Brauser and another investor, respectively.

As of December 31, 2017, the principal, plus accrued PIK interest, of such Promissory Notes, owing to Frost Gamma, Michael Brauser and such other investor, were $5,574, $4,460 and $1,115, respectively, while as of December 31, 2016, the principal, plus accrued PIK interest, owing to Frost Gamma, Michael Brauser and such other investor, were $5,566, $4,453 and $1,113, respectively. During the year ended December 31, 2017, the Company repaid $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively. See Note 11, “Long-term debt, net,” for details.

Conversion of Series B Preferred

On February 22, 2016, the Company’s Series B Preferred, 450,962 shares in total, including 141,430 shares previously issued to Frost Gamma in relation to certain financial arrangements, as mentioned above, and 156,544 and 105,704 shares previously issued to Ryan Schulke, Chief Executive Officer of Fluent, and Matthew Conlin, President of Fluent, respectively, in connection with the Fluent Acquisition, automatically converted into the Company’s common stock, by multiplying each such shares of Series B Preferred by 50.

TBO Merger Earn-out Shares

On March 11, 2016, the Company issued 900,108 Common Earn-out Shares to Frost Gamma, and 1,800,220 Series A Earn-out Shares to certain investors (which were subsequently converted to 1,800,220 shares of common stock), including 567,069 shares to Grander Holdings, Inc. 401K, an entity owned by Michael Brauser, upon a Board of Directors determination that certain financial targets had been achieved as set forth in the TBO Merger Agreement effective on March 21, 2015.

Appointment of Vice Chairman

On December 8, 2015, Phillip Frost, M.D., was appointed as Vice Chairman of our Board of Directors to fill the board seat vacated by Daniel Brauser. At the time of his joining the Board of Directors as Vice Chairman, Frost Gamma, received a grant of 3,000,000 RSUs, which was vested immediately and subsequently approved at the Company’s annual meeting of stockholders on June 3, 2016. See Note 14, “Share-based compensation,” for details.

Warrant Exchange

During the year ended December 31, 2016, the Company issued an aggregate of 1,069,728 shares of Exchange Shares and New Exchange Warrants to purchase up to 320,102 shares of common stock, in exchange for warrants previously issued to certain stockholders of the Company, including 524,750 shares to Frost Gamma. No additional consideration was paid by the shareholders and the warrants were cancelled upon the exchange. See Note 13, “Common shares, preferred shares and warrants,” for details.

Consulting Agreement

On September 6, 2017, the Company entered into the Consulting Agreement with Mike Brauser, effective on June 23, 2017, for a term of four years, under which, Mr. Brauser will serve as a strategic advisor to cogint but will receive no salary for such services. In consideration for Mr. Brauser’s services, the Consulting Agreement provides for continued vesting on all outstanding RSUs granted to Mr. Brauser before the effective date of the Consulting Agreement. Share-based compensation expense of $1,742, associated with the Consulting Agreement, was recognized for the year ended December 31, 2017. See Note 14, “Share-based compensation,” for details.

Others

Effective on August 1, 2015, the Company entered into a consulting agreement with DAB Management Group Inc. (“DAB”) for DAB to provide consulting services related to business development, future acquisitions and strategic transactions for a term of six months, and shall automatically renew for additional six-month periods, unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term (the “DAB Agreement”). DAB is owned by Daniel Brauser, a director of the Company at the time the DAB Agreement was entered into and the son of Michael Brauser, our Chairman. Under the DAB Agreement, the consulting service fee is $20 per month. The Company recognized consulting service fee of $240, $240 and $100 for the years ended December 31, 2017, 2016 and 2015, respectively.

In October 2015, the Company entered into a Non-Exclusive Aircraft Dry Lease Agreement with Brauser Aviation, LLC, an affiliated entity of our Chairman, to pay a set hourly rate for Company-related usage of the aircraft. The Company recognized aircraft lease fees of $85, $216 and $94 for the years ended December 31, 2017, 2016 and 2015, respectively.

17. Commitments and contingencies

(a) Operating lease commitments

The Company recorded rental expenses of $1,728, $1,378 and $365 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

(In thousands)
Year	December 31, 2017
2018	$1,895
2019	686
2020	705
2021	724
2022	743
2023 and thereafter	1,384
Total	$6,137

(b) Capital commitment

The Company incurred data costs of $4,280, $3,200 and $924 for the years ended December 31, 2017, 2016 and 2015, respectively, under certain data licensing agreements. As of December 31, 2017, material capital commitments under certain data licensing agreements of our Information Service segment were $23,247, shown as follows:

(In thousands)
Year	December 31, 2017
2018	$4,990
2019	5,930
2020	6,250
2021	4,775
2022	1,302
Total	$23,247

(c) Employment agreements

We have employment agreements with certain executives, mainly including our Chief Executive Officer, President and Chief Financial Officer, etc., which provide for compensation and certain other benefits and for severance payments under certain circumstances.

(d) Contingency

On July 22, 2017, the Company entered into a settlement agreement with TransUnion and TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”), settling all litigation with TransUnion and TRADS. Company subsidiary, IDI Holdings, will pay $7,000 to TRADS over the course of one year to settle all these matters (the “TRADS Litigation Settlement”). The terms of the settlement agreement are confidential. The Company recorded the expense of $7,000 in general and administrative expenses during the second quarter of 2017. As of December 31, 2017, the remaining unpaid balance of $4,000 was reflected in accrued expenses and other current liabilities in the consolidated balance sheet.

Following the TRADS Litigation Settlement, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings, are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

18. Spin-off of Red Violet and Business Combination Agreement

On September 6, 2017, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with BlueFocus International Limited (“BlueFocus”), a private company limited by shares registered in Hong Kong. Under the terms of the Business Combination Agreement, the Company would issue to BlueFocus shares of the Company’s common stock, representing 63% of the Company’s common stock on a fully diluted, post-transaction basis (the “Purchased Shares”), in consideration of the contribution of the equity interests of certain entities and $100.0 million in cash by BlueFocus (the “Business Combination Transaction”). BlueFocus would also repay, assume, or refinance indebtedness of the Company. Before closing of the Business Combination Transaction, cogint would contribute its data and analytics operations and assets into its wholly-owned subsidiary, Red Violet, Inc. (“Red Violet”), and the shares of Red Violet would be distributed as a stock dividend to cogint stockholders of record as of the record date (the “Record Date”) and to certain warrant holders (the “Spin-off”).

As a condition to closing of the Business Combination Transaction, BlueFocus and the Company sought regulatory approval by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS has indicated its unwillingness to approve the transaction, therefore, on February 20, 2018, the parties withdrew their application with CFIUS and terminated the Business Combination Agreement in accordance with its terms.

On February 12, 2018, the Company’s Board of Directors approved the plan to accelerate the Spin-off. Despite the termination of the Business Combination Agreement, the Company will continue with the accelerated Spin-off of Red Violet, which is now governed by a Separation and Distribution Agreement as well as other related agreements between cogint and Red Violet, each entered into on February 27, 2018 (collectively, the “Spin-off Agreements”). The Company will contribute $20.0 million in cash to Red Violet upon completion of the Spin-off. Red Violet has filed with the SEC a Registration Statement on Form 10, registering under the Exchange Act, the shares of Red Violet to be distributed in the Spin-off. As a result, upon completion of the Spin-off, cogint stockholders will hold shares of two public companies, cogint and Red Violet. cogint common stock will continue trading on The NASDAQ Stock Market (“NASDAQ”).

On March 7, 2018, the Company announced that the Board of Directors established March 19, 2018 as the Record Date and March 26, 2018 as the distribution date (the “Distribution Date”) for the Spin-off. On March 9, 2018, in order to meet NASDAQ initial listing requirement of a minimum $4.00 bid price, the Company adjusted the Spin-off ratio so that on the Distribution Date, stockholders of the Company will receive, by way of a dividend, one share of Red Violet common stock for each 7.5 shares of cogint common stock held as of the Record Date. On March 13, 2018, NASDAQ approved Red Violet’s application to list its common stock on NASDAQ under the symbol “RDVT.”

On March 8, 2018, the Compensation Committee of the Board of Directors of cogint approved the acceleration of an aggregate of 5,222,561 shares of stock options, RSUs and restricted stock held by certain employees, consultants, and directors, including only those employees who will continue with Red Violet upon completion of the Spin-off, subject to such employees still being employed or providing services on the acceleration date. The acceleration date was subsequently determined to be March 12, 2018. The share-based compensation expense of $15.3 million resulting from the above-mentioned acceleration is expected to be recognized in discontinued operations during the first quarter of 2018.

19. Quarterly financial data (unaudited)

The quarterly financial data (unaudited) for the years ended December 31, 2017 and 2016 consist of the following:

	Three Months Ended
(In thousands, except share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Statements of Operations:
Revenue	$59,230	$57,248	$53,024	$50,766
Loss from operations	$(2,387)	$(11,669)	$(17,964)	$(10,498)
Net loss attributable to cogint	$(5,977)	$(14,095)	$(20,409)	$(12,725)
Basic and diluted loss per share (1)	$(0.10)	$(0.25)	$(0.37)	$(0.24)

	Three Months Ended
(In thousands, except share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Statements of Operations:
Revenue	$54,193	$52,176	$41,043	$39,424
Loss from operations	$(5,653)	$(12,357)	$(7,856)	$(8,172)
Net loss attributable to cogint	$(5,386)	$(9,744)	$(7,184)	$(6,772)
Basic and diluted loss per share (1)	$(0.10)	$(0.19)	$(0.15)	$(0.25)

(1)

The sum of quarterly loss per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

20. Subsequent events

January 2018 Registered Direct Offering

Pursuant to a definitive securities purchase agreement on January 10, 2018 with certain qualified institutional buyers, the Company issued an aggregate of 2,700,000 shares of common stock in a registered direct offering for gross proceeds of $13,500 (the “January 2018 Registered Direct Offering”), with a purchase price of $5.00 per share, which was received in January 2018. Simultaneously, the Company issued such institutional buyers, for no additional consideration, warrants to purchase an aggregate of 1,350,000 shares of common stock. The warrants have an exercise price of $6.00 per share and are exercisable from the date of issuance, with a two-year exercise period.

Spin-off of Red Violet and Business Combination Agreement

As a condition to closing of the Business Combination Transaction, BlueFocus and the Company sought regulatory approval by CFIUS. CFIUS has indicated its unwillingness to approve the transaction, therefore, on February 20, 2018, the parties withdrew their application with CFIUS and terminated the Business Combination Agreement in accordance with its terms.

On February 12, 2018, the Company’s Board of Directors approved the plan to accelerate the Spin-off of Red Violet. Despite the termination of the Business Combination Agreement, the Company will continue with the accelerated Spin-off of Red Violet, which is now governed by the Spin-off Agreements entered into on February 27, 2018. Upon the Spin-off, Red Violet expects to have approximately $20.0 million in cash and no debt.

On March 7, 2018, the Company announced that the Board of Directors established March 19, 2018 as the Record Date and March 26, 2018 as the Distribution Date for the Spin-off. On March 9, 2018, in order to meet NASDAQ initial listing requirement of a minimum $4.00 bid price, the Company adjusted the Spin-off ratio so that on the Distribution Date, stockholders of the Company will receive, by way of a dividend, one share of Red Violet common stock for each 7.5 shares of cogint common stock held as of the Record Date. On March 13, 2018, NASDAQ approved Red Violet’s application to list its common stock on NASDAQ under the symbol “RDVT.”