Form 10-Q
period 2018-03-31
Fluent, Inc.
filed 2018-05-09
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-37893

FLUENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0688094
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

33 Whitehall Street, 15th Street

New York, New York 10004

(Address of Principal Executive Offices) (Zip Code)

(646) 669-7272

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

As of May 7, 2018, the registrant had 75,218,044 shares of common stock outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Fluent,” or the “Company,” refer to Fluent, Inc., formerly known as Cogint, Inc., and its consolidated subsidiaries. Effective April 16, 2018, Cogint, Inc. changed its name to Fluent, Inc.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	(unaudited)
	March 31, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$5,368	$16,564
Accounts receivable, net of allowance for doubtful accounts of $1,180 and $1,624 at March 31, 2018 and December 31, 2017, respectively	34,165	36,278
Prepaid expenses and other current assets	3,276	1,865
Current assets of discontinued operations	-	2,274
Total current assets	42,809	56,981
Property and equipment, net	586	687
Intangible assets, net	71,482	74,354
Goodwill	159,791	159,791
Other non-current assets	560	1,097
Non-current assets of discontinued operations	-	24,089
Total assets	$275,228	$316,999
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Trade accounts payable	$11,830	$10,666
Accrued expenses and other current liabilities	7,613	11,709
Deferred revenue	219	265
Current portion of long-term debt	3,500	2,750
Current liabilities of discontinued operations	-	7,389
Total current liabilities	23,162	32,779
Promissory notes payable to certain shareholders, net	-	10,837
Long-term debt, net	60,546	49,376
Total liabilities	83,708	92,992
Shareholders' equity:
Preferred stock—$0.0001 par value, 10,000,000 shares authorized; 0 share issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock—$0.0005 par value, 200,000,000 shares authorized; 76,437,209 and 61,631,573 shares issued at March 31, 2018 and December 31, 2017, respectively; and 75,941,291 and 61,279,050 shares outstanding at March 31, 2018 and December 31, 2017, respectively	38	31
Treasury stock, at cost, 495,918 and 352,523 shares at March 31, 2018 and December 31, 2017, respectively	(1,672)	(1,274)
Additional paid-in capital	387,273	392,687
Accumulated deficit	(194,119)	(167,437)
Total shareholders’ equity	191,520	224,007
Total liabilities and shareholders’ equity	$275,228	$316,999

See notes to condensed consolidated financial statements

FLUENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$55,989	$49,194
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	35,663	33,797
Sales and marketing expenses	4,006	3,695
General and administrative expenses	8,445	12,476
Depreciation and amortization	3,331	3,205
Write-off of long-lived assets	-	3,626
Spin-off transaction costs	7,708	-
Total costs and expenses	59,153	56,799
Loss from operations	(3,164)	(7,605)
Interest expense, net	(2,394)	(2,227)
Loss before income taxes	(5,558)	(9,832)
Income taxes	-	-
Net loss from continuing operations	(5,558)	(9,832)
Discontinued operations:
Loss from operations of discontinued operations, net of $0 income taxes	(2,084)	(2,893)
Loss on disposal of discontinued operations, net of $0 income taxes	(19,040)	-
Net loss from discontinued operations	(21,124)	(2,893)
Net loss	$(26,682)	$(12,725)
Loss per share:
Basic and diluted:
Continuing operations	$(0.08)	$(0.18)
Discontinued operations	$(0.31)	$(0.05)
Net loss	$(0.40)	$(0.24)
Weighted average number of shares outstanding:
Basic and diluted	67,311,784	53,811,688

See notes to condensed consolidated financial statements

FLUENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as at December 31, 2017	61,631,573	$31	352,523	$(1,274)	$392,687	$(167,437)	$224,007
Issuance of common stock upon a direct offering to certain investors, net of issuance costs of $108	2,700,000	1	-	-	13,391	$-	13,392
Vesting of restricted stock units and issuance of restricted stock	12,105,636	6	-	-	(6)	-	-
Increase in treasury stock resulting from shares withheld to pay statutory taxes in connection with the vesting of restricted stock units	-	-	143,395	(398)	-	-	(398)
Share-based compensation	-	-	-	-	22,701	-	22,701
Net loss	-	-	-	-	-	(26,682)	(26,682)
Spin-off of red violet	-	-	-	-	(41,500)	-	(41,500)
Balance as at March 31, 2018	76,437,209	$38	495,918	$(1,672)	$387,273	$(194,119)	$191,520

See notes to condensed consolidated financial statements

FLUENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,682)	$(12,725)
Net loss from discontinued operations	21,124	2,893
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,331	3,205
Non-cash interest expenses and related amortization	724	733
Share-based compensation expense	6,648	6,854
Write-off of long-lived assets	-	3,626
Recoveries of bad debts	(14)	(45)
Allocation of expenses to red violet	(325)	(840)
Changes in assets and liabilities:
Accounts receivable	2,127	3,248
Prepaid expenses and other current assets	(1,609)	(324)
Other non-current assets	537	46
Trade accounts payable	1,164	(3,197)
Accrued expenses and other current liabilities	(4,096)	(500)
Deferred revenue	(46)	780
Net cash provided by operating activities from continuing operations	2,883	3,754
Net cash used in operating activities from discontinued operations	(5,835)	(1,562)
Net cash (used in) provided by operating activities	(2,952)	2,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22)	(37)
Capitalized costs included in intangible assets	(177)	(376)
Capital contributed to red violet	(19,728)	-
Net cash used in investing activities from continuing operations	(19,927)	(413)
Net cash used in investing activities from discontinued operations	(1,386)	(1,927)
Net cash used in investing activities	(21,313)	(2,340)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	13,392	-
Proceeds from debt obligations, net of debt costs	67,182	14,039
Repayments of long-term debt	(67,107)	(1,798)
Taxes paid related to net share settlement of vesting of restricted stock units	(398)	(168)
Net cash provided by financing activities from continuing operations	13,069	12,073
Net (decrease) increase in cash and cash equivalents	$(11,196)	$11,925
Cash and cash equivalents at beginning of period	16,564	10,089
Cash and cash equivalents at end of period	$5,368	$22,014
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,678	$1,276
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$159	$55

See notes to condensed consolidated financial statements

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared for Fluent, Inc. (“Fluent” or the “Company”), formerly known as Cogint, Inc., a Delaware corporation, in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2018.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) filed with the SEC on March 14, 2018.

The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date included in the 2017 Form 10-K, but does not include all disclosures including notes required by US GAAP.

Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

Spin-off of red violet

On March 26, 2018, Fluent completed the previously announced spin-off (the “Spin-off”) of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s wholly-owned subsidiary, Red Violet, Inc. (“red violet”), to Fluent’s stockholders of record as of March 19, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the Record Date or to which they were entitled to under their warrant. The Spin-off was governed by a Separation and Distribution Agreement as well as other related agreements between the Company and red violet, each entered into on February 27, 2018 (collectively, the “Spin-off Agreements”).

As a result of the Spin-off of red violet, Fluent common stock continues trading on The NASDAQ Stock Market (“NASDAQ”), and red violet is an independent public company on NASDAQ. Upon the Spin-off, red violet owns Fluent subsidiaries which previously operated Fluent’s risk management business (“Red Violet Subsidiaries”), including IDI Holdings, LLC (“IDI Holdings”) and its wholly owned subsidiary, Interactive Data, LLC (“Interactive Data”), as well as Red Violet Technologies, LLC, IDI Verified, LLC, Forewarn, LLC and Red Violet Blockchain and Analytical Solutions, LLC.

In accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” the results of red violet, including Red Violet Subsidiaries, are reflected in Fluent’s condensed consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheet and loss from discontinued operations on the condensed consolidated statements of operations. See Note 3, “Discontinued operations,” for details.

Reclassifications

Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the Spin-off of red violet. See Note 3, “Discontinued operations,” for the impact.

In addition, the Company has reclassified the cost of revenue (exclusive of depreciation and amortization) amounts from the gross profit section to the costs and expenses section of the condensed consolidated statements of operations for each period presented and the gross profit subtotal has been removed. As a result, total costs and expenses have increased by $33,797 to $56,799 for the three months ended March 31, 2017.

(b) Recently issued accounting standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We adopted Topic 606 as of January 1, 2018 using the modified retrospective method, and the adoption did not have any material impact on our consolidated and combined balance sheets, statements of operations, or cash flows. Refer to Note 1(c) below for further details.

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

In August 2016, FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance for certain cash flow issues, including contingent consideration payments made after a business combination and debt prepayment or debt extinguishment costs, etc. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. We adopted ASU 2016-15 for the first quarter of 2018 and ASU 2016-15 did not have any material impact on our condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 formally amended ASC Topic 740, Income Taxes (“ASC 740”) for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC 740 in the reporting period in which the tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Company adopted SAB 118 in the fourth quarter of 2017 and therefore, the Company’s subsequent adoption of ASU 2018-05 in the first quarter of 2018 had no impact on its accounting for income taxes in the first quarter of 2018. Additional information regarding the accounting for income taxes for the Act is contained in Note 7, “Income Taxes.”

(c) Revenue recognition

On January 1, 2018, we adopted Topic 606 using the modiﬁed retrospective method applied to all contracts that are not completed contracts at the date of initial application. There was no impact on the opening accumulated deﬁcit as of January 1, 2018 due to the adoption of Topic 606.

Revenue is recognized when control of goods or services is transferred to our customers, in an amount that reﬂects the consideration we expect to be entitled to in exchange for those goods or services. In other words, our performance obligation is to a) deliver a data record based on a predefined qualifying characteristic specified by the consumer or b) generate conversions based on predefined user actions (for example, a click, a registration, and app install or a coupon print) subject to certain qualifying characteristics specified by the customer.

We have applied the portfolio approach practical expedient in accounting for customer revenue as one collective group, rather than individual contracts. Based on our historical knowledge of the contracts contained in this portfolio and the similar nature and characteristics of the customers, we have concluded the financial statement effects are not materially different than if accounting for revenue on a contract by contract basis.

Revenue is recognized over a period of time since the performance obligation is delivered in a series. Our customers simultaneously receive and consume the benefits provided by the performance as the Company performs. Furthermore, we have elected the “right to invoice” practical expedient available within ASC 606-10-55-18 as our measure of progress, since we have a right to payment from a customer in an amount that corresponds directly with the value of our performance completed-to-date. The Company's revenue arrangements do not contain significant financing components.

If a customer pays consideration before we transfer services to the customer, those amounts are classiﬁed as deferred revenue. As of March 31, 2018 and December 31, 2017, the balance of deferred revenue was $219 and $265, respectively. The deferred revenue balance as of December 31, 2017 had been recognized into revenue during the three months ended March 31, 2018.

If there is a delay between the period in which revenue is recognized and when customer invoices are issued, revenue is recognized and related amounts are recorded in accounts receivable. As of March 31, 2018 and December 31, 2017, unbilled revenue included in accounts receivable totaled $18,463 and $16,238, respectively.

Sales commissions are recorded at the time revenue is recognized. These costs are recorded in sales and marketing expenses.

In addition, we elected the practical expedient not to disclose the value of unsatisﬁed performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

2. Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options, restricted stock units (“RSUs”) and deferred common stock. Common equivalent shares are excluded from the calculation in loss periods as their effects would be anti-dilutive.

The information related to basic and diluted loss per share for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(In thousands, except share data)	2018	2017
Numerator:
Net loss from continuing operations	$(5,558)	$(9,832)
Net loss from discontinued operations	(21,124)	(2,893)
Net loss	$(26,682)	$(12,725)
Denominator:
Weighted average number of shares outstanding:
Basic and diluted (1)	67,311,784	53,811,688
Loss per share: (2)
Basic and diluted:
Continuing operations	$(0.08)	$(0.18)
Discontinued operations	$(0.31)	$(0.05)
Total	$(0.40)	$(0.24)

(1)

For the quarter ended March 31, 2018, 6,729,045 shares of RSUs, 222,000 shares of options and warrants to purchase 2,623,776 shares of common stock are excluded from the calculation of the diluted weighted average number of shares outstanding as their effects would be anti-dilutive. For the quarter ended March 31, 2017, 14,826,890 shares of RSUs, 222,000 shares of options and warrants to purchase 1,273,776 shares of common stock are excluded from the calculation of the diluted weighted average number of shares outstanding as their effects would be anti-dilutive.

(2)	Loss per share tables may contain summation differences due to rounding.

3. Discontinued operations

As discussed in Note 1(a), “Spin-off of red violet,” on March 26, 2018, the Company completed the Spin-off of red violet.

The results of red violet, including Red Violet Subsidiaries, are reflected in Fluent’s condensed consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheet and loss from discontinued operations on the condensed consolidated statements of operations. As a result of the Spin-off on March 26, 2018, the Company’s additional paid-in capital was decreased by the net assets of red violet of $41,500, as of the effective date of the Spin-off.

The following financial information presents the results of operations of red violet for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Major classes of line items constituting loss from discontinued operations:
Revenue	$3,325	$1,572
Cost of revenue (exclusive of depreciation and amortization)	2,017	1,401
Sales and marketing expenses	1,089	818
General and administrative expenses	1,852	2,030
Depreciation and amortization	451	216
Loss from operations of discontinued operations, net of $0 income taxes	(2,084)	(2,893)
Loss on disposal of discontinued operations, net of $0 income taxes	(19,040)	-
Net loss from discontinued operations	$(21,124)	$(2,893)

Included in the net loss from discontinued operations, the Company recorded a loss on disposal of discontinued operations of $19,040 for the three months ended March 31, 2018, as presented below. Among the total loss on disposal of discontinued operations, an aggregate of $16,030 were non-cash charges.

Three Months Ended
(In thousands)	March 31, 2018
Share-based compensation expense (1)	$15,548
Write-off of unamortized debt costs (2)	284
Write-off of certain prepaid expenses	198
Spin-off related professional fees	2,012
Spin-off related employee compensation	998
Loss on disposal of discontinued operations	$19,040

(1)

As discussed and defined in Note 9, “Share-based compensation,” share-based compensation expense represents non-cash expense in connection with the Acceleration of certain outstanding stock options, RSUs and restricted stock and additional Spin-off Grants, in connection with the Spin-off.

(2)

As discussed in Note 6, “Long-term debt, net,” in connection with the Spin-off, the Company repaid the promissory notes to certain shareholders, which resulted in a write-off of unamortized debt costs of $284.

In addition, for the three months ended March 31, 2018, in connection with the Spin-off of red violet, an aggregate of $7,708 was recognized in costs and expenses from continuing operations as spin-off transaction costs, including non-cash share-based compensation expense of $5,409 as a result of the 2,041,000 shares of Transaction Grants (as defined in Note 9, “Share-based compensation”), and employee compensation of $2,299 in cash.

We also reclassified carrying amounts of assets and liabilities of red violet into corresponding assets and liabilities of discontinued operation as of December 31, 2017. A reconciliation is shown below:

(In thousands)	December 31, 2017
Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$65
Accounts receivable	1,650
Prepaid expenses and other current assets	559
Current assets of discontinued operations	2,274
Property and equipment, net	1,091
Intangible assets, net	15,353
Goodwill	6,465
Other non-current assets	1,180
Non-current assets of discontinued operations	24,089
Total assets of discontinued operations	$26,363
Carrying amounts of the major classes of liabilities included in discontinued operations:
Trade accounts payable	$919
Accrued expenses and other current liabilities	6,437
Deferred revenue	33
Total liabilities of discontinued operations	$7,389

4. Intangible assets, net

Intangible assets other than goodwill consist of the following:

(In thousands)	Amortization period	March 31, 2018	December 31, 2017
Gross amount:
Software developed for internal use	3 years	$3,308	$2,972
Acquired proprietary technology	5 years	11,382	11,382
Customer relationships	7-10 years	34,986	34,986
Trade names	20 years	16,357	16,357
Domain names	20 years	191	191
Databases	5-10 years	31,292	31,292
Non-competition agreements	2-5 years	1,768	1,768
Total gross amount		99,284	98,948
Accumulated amortization:
Software developed for internal use		(655)	(490)
Acquired proprietary technology		(5,263)	(4,693)
Customer relationships		(10,825)	(9,628)
Trade names		(1,891)	(1,686)
Domain names		(22)	(20)
Databases		(7,866)	(6,964)
Non-competition agreements		(1,280)	(1,113)
Total accumulated amortization		(27,802)	(24,594)
Net intangible assets:
Software developed for internal use		2,653	2,482
Acquired proprietary technology		6,119	6,689
Customer relationships		24,161	25,358
Trade names		14,466	14,671
Domain names		169	171
Databases		23,426	24,328
Non-competition agreements		488	655
Total net intangible assets		$71,482	$74,354

The gross amount associated with software developed for internal use mainly represents capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements mainly represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC

(“Fluent LLC”) effective on December 8, 2015 (the “Fluent LLC Acquisition”) and the acquisition of Q Interactive, LLC (“Q Interactive”) effective on June 8, 2016 (the “Q Interactive Acquisition”).

On January 18, 2017, the Company’s management and Board of Directors approved a plan to merge and fully integrate Q Interactive’s business into Fluent LLC (the “Q Interactive Integration”). As a result, the remaining balance of long-lived assets of $3,626, relating primarily to the acquired proprietary technology and trade names acquired in the Q Interactive Acquisition, was written off to costs and expenses as a write-off of long-lived assets during the three months ended March 31, 2017.

Amortization expenses of $3,208 and $3,111 for the three months ended March 31, 2018 and 2017, respectively, were included in depreciation and amortization expenses. As of March 31, 2018, intangible assets with the carrying amount of $1,317, included in the gross amounts of software developed for internal use, have not started amortization as they are not ready for their intended use.

As of March 31, 2018, estimated amortization expenses related to the Company’s intangible assets for the remainder of 2018 through 2023 and thereafter are as follows:

(In thousands)
Year	March 31, 2018
Remainder of 2018	$9,561
2019	12,751
2020	12,107
2021	8,892
2022	7,999
2023 and thereafter	20,172
Total	$71,482

5. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Prior to the Spin-off of red violet, the total balance of goodwill was $166,256, as a result of the acquisitions of Interactive Data, Fluent LLC and Q Interactive.

In association with the Spin-off of red violet, the goodwill amount of $6,465 was derecognized, based on the relative fair value of red violet’s portion of the Information Services reporting unit compared to the total estimated fair value of the Information Services reporting unit. As of December 31, 2017, the amount was reclassified into non-current assets of discontinued operations in the condensed consolidated balance sheet.

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

For the three months ended March 31, 2018, there are no events or changes in circumstances to indicate that goodwill is impaired.

6. Long-term debt, net

Long-term debt, net, as of March 31, 2018, consist of the following:

7.5% refinanced term loan,
(In thousands)	due 2023
Principal amount	$70,000
Less: unamortized debt issuance costs	(5,954)
Long-term debt, net	64,046
Less: Current portion of long-term debt	(3,500)
Long-term debt, net (non-current)	$60,546

Long-term debt, net, including promissory notes payable to certain shareholders, net, as of December 31, 2017, consist of the following:

	12% term loan,	12% incremental term loan,	10% promissory notes,
(In thousands)	due 2020	due 2020	due 2021	Total
Principal amount	$40,688	$14,312	$10,000	$65,000
Less: unamortized debt issuance costs	(2,753)	(672)	(312)	(3,737)
Add: PIK interest accrued to the principal balance	542	9	1,149	1,700
Long-term debt, net	38,477	13,649	10,837	62,963
Less: Current portion of long-term debt	(2,062)	(688)	-	(2,750)
Long-term debt, net (non-current)	$36,415	$12,961	$10,837	$60,213

Term Loans

On December 8, 2015, Fluent LLC entered into an agreement (“Credit Agreement”) with certain financial institutions and the administrative agent (collectively, “Whitehorse”), for a term loan in the amount of $45.0 million (“Term Loan”).

The Credit Agreement provides for certain other customary mandatory prepayments upon certain events, and also provides for certain prepayment premiums during the first four years of the Term Loan, provided that the prepayment premiums are not applicable to scheduled payments of principal, the required excess cash flow payments and certain other required prepayments.

On January 19, 2017, Fluent LLC entered into the Amendment No. 3 to Credit Agreement (“Amendment No. 3”), amending Fluent LLC's Term Loan facility dated December 8, 2015. The Amendment No. 3, among other things, provided for a new term loan in the principal amount of $15,000 ("Incremental Term Loan"), subject to the terms and conditions of the Amendment No. 3, and modified certain other Credit Agreement provisions, including certain financial covenants and related definitions. The entire Incremental Term Loan of $14,039, net of debt issuance costs of $961, was received on February 1, 2017.

The Term Loan and Incremental Term Loan (collectively, the "Term Loans") were guaranteed by the Company and the other direct and indirect subsidiaries of the Company, and were secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent LLC, in each case, on an equal and ratable basis. The Term Loans accrued interest at the rate of: (a) either, at Fluent's option, LIBOR (subject to a floor of 0.50%) plus 10.5% per annum, or base rate plus 9.5% per annum, payable in cash, plus (b) 1% per annum, payable, at Fluent's option, in either cash or in-kind. Payments of principal of the Term Loans were $688 per quarter, payable at the end of each calendar quarter, commencing on March 31, 2017. The Term Loans were scheduled to mature on December 8, 2020.

On March 26, 2018, the remaining principal amount of Term Loans was paid through the Refinancing, as defined below, in connection with the Spin-off of red violet.

Promissory Notes

On December 8, 2015, the Company entered into and consummated the promissory notes financing (the “Promissory Notes”) with each of Frost Gamma Investment Trust (“Frost Gamma”), an affiliate of Phillip Frost, M.D., the Vice Chairman of the Company’s Board of Directors prior to the Spin-off, Michael Brauser, the then Executive Chairman of the Board of Directors, and another investor, pursuant to which the Company issued Promissory Notes of $5.0 million to Frost Gamma, $4.0 million to Michael Brauser, and $1.0 million to another investor, for an aggregate financing in the amount of $10.0 million. The Promissory Notes bear an interest rate of 10% per annum, which interest should be capitalized monthly by adding to the outstanding principal amount of such Promissory Notes.

Under the terms of the Promissory Notes, the Company was required to repay the principal and all accrued interest six months after the repayment of all amounts due under the Credit Agreement, except that the Company may repay the Promissory Notes earlier from the proceeds of a round of public equity financing. During the first quarter of 2017, the Company repaid accrued paid-in-kind (“PIK”) interest of $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively.

The net balance of Promissory Notes was presented as promissory notes payable to certain shareholders, net, in the condensed consolidated balance sheet as of December 31, 2017. On March 26, 2018, the remaining principal amount plus PIK interest was paid out through the Refinancing, as defined below, in connection with the Spin-off of red violet. The unamortized debt costs of $284 of Promissory Notes as of March 26, 2018 was written off into loss on disposal of discontinued operations. See Note 3, “Discontinued operations,” for details.

Refinanced Term Loan

In connection with the Spin-off of red violet, Fluent LLC refinanced and repaid the Term Loans and Promissory Notes with a new term loan in the amount of $70.0 million (“Refinanced Term Loan”), pursuant to a Limited Consent and Amendment No. 6 to Credit Agreement effective on March 26, 2018 (the “Amendment No. 6”) (the “Refinancing”).

The Refinanced Term Loan is guaranteed by the Company and the other direct and indirect subsidiaries of the Company, excluding red violet, and are secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of: (a) either, at Fluent’s option, LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate plus 6.0% per annum, payable in cash. Interest under the Refinanced Term Loan is payable monthly. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Principal amortization of the Refinanced Term Loan is $875 per quarter commencing with the fiscal quarter ending June 30, 2018. The Refinanced Term Loan matures on March 26, 2023.

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ending June 30, 2018. In addition, the Credit Agreement includes certain mandatory prepayment provisions, including quarterly prepayments of the Refinanced Term Loan with a portion of our excess cash flow. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants and mandatory quarterly prepayment provisions could impair our ability to expand or pursue our business strategies or obtain additional funding. As of March 31, 2018, there was no covenant requirements under the Credit Agreement, as amended.

On March 26, 2017, the Refinanced Term Loan was utilized to pay the outstanding principal amount, plus PIK interest accrued to the principal balance, of Term Loans and Promissory Notes of $55,586 and $11,425, respectively. Prepayment premiums and unamortized debt costs associated with the Term Loans of $2,818 and $3,136, respectively, were capitalized in the balance of Refinanced Term Loan, which will be amortized among the remaining period of the Refinanced Term Loan. In addition, refinancing debt costs paid to third parties of $193 were recognized into loss on disposal of discontinued operations. See Note 3, “Discontinued operations,” for details.

Maturities

Excluding potential additional principal payments due on the Refinanced Term Loan based on a portion of our quarterly excess cash flows, scheduled future maturities of total debts as of March 31, 2018 were as follows:

(In thousands)
Year
Remainder of 2018	$2,625
2019	3,500
2020	3,500
2021	3,500
2022	3,500
2023 and thereafter	53,375
Total maturities	$70,000

Fair value

As mentioned above, the Refinanced Term Loan accrues interest at the rate of: (a) either, at Fluent’s option, LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate plus 6.0% per annum, payable in cash. Considering the Refinanced Term Loan was effective on March 26, 2018 and it has a variable interest rate, we regard the fair values of the long-term debt to approximate their carrying amount as of March 31, 2018. This fair value assessment represents Level 2 measurements.

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

On December 22, 2017, the Act was enacted, resulting in significant modifications to existing law, including lowering the U.S. corporate statutory income tax rate to 21% effective on January 1, 2018, among other changes. As a full valuation allowance was provided as of March 31, 2018 and December 31, 2017, the Act does not have any material net impact on our condensed consolidated financial statements. The Company follows the guidance in SAB 118, which provides additional clarification regarding the application of ASC 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date. Due to certain ambiguities in the Act, the Company is still evaluating the impact of changes to Code Section 162(m) on our consolidated financial statements. It is the intention of the Company to complete the necessary analysis within the measurement period, upon receiving further clarifying guidance from the U.S. Department of the Treasury, no later than December 22, 2018.

We recorded a full valuation allowance against our net deferred tax assets as of March 31, 2018 and December 31, 2017. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings from continuing operations and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

The Company’s effective income tax rate differed from the statutory federal income tax rate of 21% for the three months ended March 31, 2018 and 34% for the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, the effective income tax rate was 0%, and the difference is the result of the full valuation allowance applied against the Company’s deferred tax assets.

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

The balance of unrecognized tax benefits as of March 31, 2018 and December 31, 2017 was $1,134. In the Company’s tax return filed for the year ended December 31, 2015, a loss of $4,375, resulting from the disposal of all assets and liabilities related to the Company’s Chinese and British Virgin Islands based subsidiaries in 2015, was included. This uncertain tax position is reflected as a reduction in deferred tax assets. Based on management’s assessment, no tax benefit has been recognized for the loss mentioned above. This unrecognized tax benefit, if recognized, would favorably affect the Company’s annual effective tax rate before application of any valuation allowance. The Company has not accrued any interest or penalties as of March 31, 2018 with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

8. Common stock, treasury stock and warrants

Common stock

As of March 31, 2018 and December 31, 2017, the number of issued shares of common stock was 76,437,209 and 61,631,573, respectively, which included shares of treasury stock of 495,918 and 352,523, respectively.

The change in the number of issued shares of common stock during the three months ended March 31, 2018 was a result of the following issuances:

•

An aggregate of 12,105,636 shares of common stock were issued as a result of the vesting of RSUs, including 143,395 shares of common stock withheld to pay withholding taxes upon such vesting, which are reflected in treasury stock.

•

An aggregate of 2,700,000 shares of common stock were issued in a registered direct offering (“Registered Direct Offering”) to certain investors with a purchase price of $5.00 per share, pursuant to a definitive securities purchase agreement entered into on January 10, 2018, for net proceeds of $13,392, net of issuance costs of $108.

Simultaneously, the Company issued such institutional buyers, for no additional consideration, warrants to purchase an aggregate of 1,350,000 shares of common stock. The warrants have an exercise price of $6.00 per share and are exercisable from the date of issuance, with a two-year exercise period.

Treasury stock

As of March 31, 2018 and December 31, 2017, the Company held shares of treasury stock of 495,918 and 352,523, with a cost of $1,672 and $1,274, respectively.

This increase in treasury stock during the three months ended March 31, 2018 was due to shares withheld to pay withholding taxes upon the vesting of RSUs.

Warrants

As of March 31, 2018 and December 31, 2017, warrants to purchase an aggregate of 2,623,776 shares and 1,273,776 shares of common stock were outstanding, respectively, with exercise prices ranging from $3.75 to $8.00 per share.

The increase in warrants was a result of the issuance of warrants to purchase an aggregate of 1,350,000 shares of common stock, with an exercise price of $6.00 per share, concurrent with the Registered Direct Offering, as discussed above.

9. Share-based compensation

As of March 31, 2018, the Company maintains two share-based incentive plans: the 2008 Share Incentive Plan (the “2008 Plan”) and the Cogint, Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which authorized the issuance of 13,500,000 shares of common stock.

As of March 31, 2018, there were 310,568 and 226,447 shares of common stock reserved for issuance under the 2008 Plan and the 2015 Plan, respectively.

In April 2018, the board of directors approved the Fluent, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which authorizes the issuance of ten percent of the Company’s issued and outstanding shares of common stock as may be increased from time to time. The 2018 Plan is subject to the stockholders’ approval during the annual meeting of stockholders to be held on June 6, 2018. The primary purpose of the 2018 Plan is to attract, retain, reward, and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

Shares issued outside of the 2008 Plan and 2015 Plan

The following RSUs were issued outside of the 2008 Plan and 2015 Plan:

Pursuant to a business consulting agreement (the “Business Consulting Agreement”), Marlin Capital Investments, LLC (“Marlin Capital”), a company which Michael Brauser, our Chairman prior to the Spin-off, owns 50% and is one of two managers, holds RSUs representing the right to receive 2,000,000 shares of the Company’s common stock, for the consulting services provided by Marlin Capital. These RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company, termination of the agreement by the Company without cause, or termination of the agreement by Marlin Capital for good reason. The Company determined the performance goals were met as of December 31, 2015. On March 12, 2018, the Company terminated the Business Consulting Agreement. The unvested 500,000 shares were accelerated and related share-based compensation expense of $906 was recognized fully in loss on disposal of discontinued operations during the three months ended March 31, 2018.

Effective November 16, 2015, the Company entered into an employment agreement with Michael Brauser (the “Brauser Employment Agreement”) relating to his service as Executive Chairman of the Board of Directors, pursuant to which, Michael Brauser will receive an annual base salary of $25 payable in accordance with the Company’s general payroll practices and RSUs outside of the 2008 Plan and 2015 Plan representing the right to receive 5,000,000 shares of common stock. These RSUs vest ratably over a four-year period; provided, however, that no portion of the RSUs shall vest unless and until the Company has met certain vesting conditions during the vesting period. In addition, such RSUs vest in full upon a Company change in control, termination of Michael Brauser without cause, termination by Michael Brauser for good reason, or Michael Brauser’s death or disability. The Company determined that the vesting conditions were met. Effective on June 23, 2017, the Brauser Employment Agreement was terminated. Mr. Brauser continued to serve as Chairman of the Board of Directors of, prior to the Spin-off. On September 6, 2017, the Company entered into a consulting services agreement with Mr. Brauser, effective on June 23, 2017, for a term of four years (the “Consulting Agreement”). In consideration for Mr. Brauser’s services, the Consulting Agreement provides for continued vesting on all outstanding RSUs granted to Mr. Brauser before. Among the total 5,000,000 shares granted, 1,250,000 shares were delivered in December 2017 and 1,250,000 shares were delivered in January 2018, and on March 12, 2018, the unvested 2,500,000 shares were accelerated and related share-based compensation expense of $6,468 was recognized in loss on disposal of discontinued operations during the three months ended March 31, 2018.

On December 8, 2015, when Dr. Phillip Frost joined the Board of Directors of the Company as Vice Chairman, Frost Gamma was granted 3,000,000 RSUs, outside of the 2008 Plan and 2015 Plan. These grants were fully vested on December 8, 2015, but Frost Gamma elected to defer delivery of any vested RSUs until Dr. Phillip Frost’s separation from service from the Company or death or disability. Dr. Phillip resigned as Vice Chairman effectively on March 8, 2018 and the 3,000,000 shares were delivered during the three months ended March 31, 2018.

Spin-off of red violet

On March 8, 2018, the Company’s Compensation Committee approved the acceleration (the “Acceleration”) of shares of stock options, RSUs and restricted stock held by certain employees, consultants, and directors, including only those employees who continue with red violet upon completion of the Spin-off, subject to such employees still being employed or providing services on March 12, 2018 (the “Acceleration Date”). An aggregate of 5,157,998 shares, including 47,500 shares of stock options, 4,960,498 shares of RSUs (inclusive of 500,000 shares to Marlin Capital and 2,500,000 to Michael Brauser, as discussed above), and 150,000 shares of restricted stock, were accelerated. Share-based compensation expense of $14,667 resulting from the Acceleration was recognized in loss on disposal of discontinued operations during the first quarter of 2018.

In connection with the Spin-off of red violet, an aggregate of 304,000 shares of common stock awards were granted to certain employees of red violet (“Spin-off Grants”) during the three months ended March 31, 2018 and the related share-based compensation expense of $881 was recognized in loss on disposal of discontinued operations. In addition, an aggregate of 2,041,000 shares of deferred common stock, subject to deferred delivery over a three-year period, were granted to certain Fluent employees as a result of the Spin-off (“Transaction Grants”), and related share-based compensation expense of $5,409 was recognized in costs and expenses as part of spin-off transaction costs.

Share-based compensation expense of $15,548, resulting from the Acceleration and Spin-off Grants, in connection with the Spin-off, was recognized in loss on disposal of discontinued operations. See Note 3, “Discontinued operations,” for details.

Share options

Details of share options activity during the three months ended March 31, 2018 were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2017	222,000	$12.59	5.4 years	$-
Outstanding as of March 31, 2018	222,000	$12.59	1.9 years	$-
Options vested and expected to vest as of March 31, 2018	222,000	$12.59	1.9 years	$-
Options exercisable as of March 31, 2018	222,000	$12.59	1.9 years	$-

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on March 29, 2018 of $2.50 and the exercise price, multiplied by the number of in-the-money stock options as of the same date.

The unvested balance of options is shown below for the three months ended March 31, 2018:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term
Unvested as of December 31, 2017	47,500	$8.96	7.9 years
Vested (1)	(47,500)	$8.96
Unvested as of March 31, 2018	-	$-	-

(1)	As discussed in “Spin-off of red violet” above, the vesting of 47,500 shares of stock options was accelerated as a result of the Spin-off of red violet.

Compensation expense for these share options of $243 and $30 was recognized during the three months ended March 31, 2018 and 2017, respectively, which was all recorded in discontinued operations in the condensed consolidated statements of operations. As of March 31, 2018, there was no unrecognized share-based compensation with respect to granted share options.

Restricted stock units, common stock grants and restricted stock

Details of unvested RSUs, common stock grants and restricted stock activity during the three months ended March 31, 2018 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2017	8,150,905	$9.27
Granted (1)	4,293,125	$2.65
Vested and delivered (2)	(12,112,241)	$7.41
Withheld as treasury stock (3)	(143,395)	$7.80
Vested not delivered (4)	3,761,068	$9.86
Forfeited	(135,334)	$5.63
Unvested as of March 31, 2018	3,814,128	$8.51

(1)

As discussed in “Spin-off of red violet” above, among the RSUs granted during the first quarter of 2018, there were an aggregate of 304,000 shares of Spin-off Grants that vested and were delivered in the current period, and an aggregate of 2,041,000 shares of Transaction Grants that vested but were subject to deferred delivery over a three-year period.

(2)	Among the shares vested and delivered during the first quarter of 2018, there were 6,273,318 shares that were vested but deferred in prior periods. See Item (4) below.
(3)

As discussed in Note 8, the increase in treasury stock was due to shares withheld to pay statutory withholding taxes upon the vesting of RSUs during the first quarter of 2018. As of March 31, 2018, there were 495,918 outstanding shares withheld as treasury stock.

(4)

Vested not delivered represent the vested RSUs or common stock grants with deferred delivery at a future time. During the first quarter of 2018, there was a net decrease of 3,761,068 shares included in “vested not delivered,” as a result of the delivery of common stock underlying RSUs included in “vested not delivered” in prior periods. As of March 31, 2018, there were 2,914,917 outstanding shares of RSUs or common stock grants included in “vested not delivered.”

The Company recognized compensation (included in sales and marketing expenses, general and administrative expenses, and discontinued operations in the condensed consolidated statements of operations, and intangible assets in the consolidated balance sheets) for these RSUs, common stock grants and restricted stock of $22,458 and $7,528 for the three months ended March 31, 2018 and 2017, respectively. The fair value of the RSUs and restricted stock was estimated using the market value of the Company’s common stock on the date of grant, which was equivalent to the closing price of the common stock on the grant date, while fair value of RSUs granted to non-employees is updated each reporting period end until the performance required to receive the awards is complete.

As of March 31, 2018, unrecognized share-based compensation expense associated with the granted RSUs amounted to $15,781, which are expected to be recognized over a weighted average period of 2.0 years.

The share-based compensation for the Company’s share options, RSUs, common stock grants and restricted stock were allocated to the following accounts in the condensed consolidated financial statements for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Sales and marketing expenses	$766	$612
General and administrative expenses	473	6,242
Spin-off transaction costs	5,409	-
Discontinued operations	15,713	458
	22,361	7,312
Capitalized in intangible assets of continuing operations	159	55
Capitalized in intangible assets of discontinued operations	181	191
Total	$22,701	$7,558

10. Segment information

The Company previously had two reportable segments, Information Services and Performance Marketing. As a result of the Spin-off of red violet on March 26, 2018 and the resulting change in the Company’s management team, the composition of the Company’s reportable segments has changed. As a result, the Company determined that there is only one reportable segment, performance marketing. This reflects the way the Company evaluates its business performance and manages its operations. The Company restated the segment information disclosures for the three months ended March 31, 2017 to reflect this change.

Revenue by geography is based on the location of the customers. A majority of revenue is generated from the United States, and the total revenue generated from outside of the United States was less than 10% for the three months ended March 31, 2018 and 2017.

11. Related party transactions

For the three months ended March 31, 2018 and 2017, material related party transactions were as follows:

Business Consulting Agreement

Marlin Capital holds RSUs representing the right to receive 2,000,000 shares of the Company’s common stock, pursuant to the Business Consulting Agreement. These RSUs vest annually beginning from October 13, 2015 only if certain performance goals of the Company are met. The shares underlying such RSUs will not be delivered until October 13, 2018, unless there is a change of control of the Company. The Company determined the performance goals were met as of December 31, 2015. Share-based compensation expense of negative $1,792, as a result of the revaluation of the fair value of RSUs granted, and $311 for the three months ended March 31, 2018 and 2017, respectively, associated with shares under the Marlin Capital agreement, was recognized in general and administrative expenses. Upon the Acceleration on March 12, 2018, the remaining unvested 500,000 shares were fully vested, and related share-based compensation expense of $906 was recognized in loss on disposal of discontinued operations during the three months ended March 31, 2018. Also see Note 9, “Share-based compensation,” for details.

Promissory Notes

On December 8, 2015, the Company entered into the Promissory Notes, with an interest rate of 10% per annum, with certain investors, for aggregate financing of $10.0 million, pursuant to which the Company received $5.0 million from Frost Gamma, $4.0 million from Michael Brauser, and $1.0 million from another investor.

As of December 31, 2017, the principal amount plus accrued PIK interest of such Promissory Notes, owing to Frost Gamma, Michael Brauser and such other investor, were $5,574, $4,460 and $1,115, respectively. During the three months ended March 31, 2017, the Company repaid $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively. On March 26, 2018, as part of the Refinancing associated with the Spin-off of red violet, the principal amount plus accrued PIK interest owing to Frost Gamma, Michael Brauser and such other investor, of $5,713, $4,570 and $1,143, respectively, was fully repaid. See Note 6, “Long-term debt, net,” for details.

Consulting Agreement

On September 6, 2017, the Company entered into the Consulting Agreement with Michael Brauser, effective on June 23, 2017, for a term of four years, under which, Mr. Brauser served as a strategic advisor to the Company but received no salary for such services. In consideration for Mr. Brauser’s services, the Consulting Agreement provided for continued vesting on all outstanding RSUs granted to Mr. Brauser before the effective date of the Consulting Agreement.

Share-based compensation expense of $302, associated with the Consulting Agreement, was recognized in general and administrative expenses for the three months ended March 31, 2018. In addition, upon the Acceleration, the remaining unvested 2,500,000 shares were accelerated, and related share-based compensation expense of $6,468 was recognized in loss on disposal of discontinued operations during the three months ended March 31, 2018. The Consulting Agreement was terminated upon the Spin-off of red violet. See Note 9, “Share-based compensation,” for details.

Others

Effective on August 1, 2015, the Company entered into a consulting agreement with DAB Management Group Inc. (“DAB”) for DAB to provide consulting services (the “DAB Agreement”). DAB is owned by Daniel Brauser, a director of the Company at the time the DAB Agreement was entered into and the son of Michael Brauser. Under the DAB Agreement, the consulting service fee was $20 per month. The Company recognized consulting service fee of $60 and $60 for the three months ended March 31, 2018 and 2017, respectively. The DAB Agreement was terminated upon the Spin-off of red violet.

In October 2015, the Company entered into a Non-Exclusive Aircraft Dry Lease Agreement with Brauser Aviation, LLC, an affiliated entity of our chairman prior to the Spin-off, to pay a set hourly rate for Company-related usage of the aircraft. The Company recognized aircraft lease fees of $29 and $0 for the three months ended March 31, 2018 and 2017, respectively. The lease agreement was terminated upon the Spin-off of red violet.

On October 1, 2016, the Company entered into a consulting agreement with Terrence Schulke, the father of Ryan Schulke, the Company’s Chief Executive Officer and a Director. The consulting agreement provided for an initial payment of $23 and $8 quarterly for advising on new and legacy key players, providing strategic advice on new initiatives, management coaching, and organizational and operational processes and attending quarterly advisory board meetings at our office. Effective on January 1, 2018, the agreement was assigned to and assumed by TSS Consulting, LLC, a company wholly owned by Terrence Schulke. Mr. Schulke was granted 60,000 shares of RSUs on March 20, 2018, which vest in three equal annual installments starting on March 1, 2019, and related share-based compensation expense of $2 was recognized during the three months ended March 31, 2018.

12. Commitments

Employment agreements

We have employment agreements with certain executives, mainly including our Chief Executive Officer, President, Chief Operating Officer and Interim Chief Financial Officer, etc., which provide for compensation and certain other benefits and for severance payments under certain circumstances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 14, 2018 (“2017 Form 10-K”), and other filings we make with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

Fluent, Inc. (“we,” “us,” “our,” “Fluent,” or the “Company”), formerly known as Cogint, Inc., a Delaware corporation, is an industry leader in data-driven digital marketing services, focusing on customer acquisition, and serving over 500 leading consumer brands and direct marketers. Leveraging a proprietary first party data asset, the Fluent Identity Graph (“FIG”), Fluent develops custom audiences and operates highly scalable performance marketing campaigns on behalf of their advertising partners.

Upon our most recent scrub and audit of the FIG, we have 182 million unique email addresses that we believe represents over 150 million individuals within our identity graph. Fluent leverages a suite of media properties and custom, interactive content creation to attract mass audiences and injects surveys, polls and chat bot functions to engage them further and learn about their lifestyles and needs. This always-on, real-time capability enables Fluent to continue compiling new insights on individuals who we have gained opt-in consent to market across all addressable channels. These insights fuel our approach to operating highly-scalable performance marketing programs across a wide range of verticals, including Financial & Professional Services, Consumer Goods, Media & Entertainment, and Health & Advocacy. We engage with the majority of consumers on their mobile devices or tablets, which represents over 80% of our overall interactions.

Per comScore, we reach nearly 15% of Americans on a monthly basis through our owned media properties. We have access to the 150 million US consumers in our database through at least three marketing channels in 80% of instances and over five channels in 50% of instances. We define addressability as our ability to use deterministic, first party data, such as an email address, home address or mobile phone number in order to identify individuals through a specific channel, such as their inbox, a social media platform or through direct mail or text message. We fully manage our in-house tech stack and data asset with the goal of operating with our clients on an outcome oriented basis. As our data asset becomes more robust and our direct client list matures, Fluent has the ability to grow by accessing more audiences across more channels to generate more outcomes for our partners.

The Company previously had two reportable segments, Information Services and Performance Marketing. As a result of the Spin-off of red violet, as defined below, on March 26, 2018 and the resulting change in the Company’s management team, the composition of the Company’s reportable segments has changed. As a result, the Company determined that there is only one reportable segment, performance marketing. This reflects the way the Company evaluates its business performance and manages its operations. The Company restated the segment information disclosures and related analysis in this section for the three months ended March 31, 2017 to reflect this change.

In order for the Company to continue to develop new products, grow its existing business and expand into additional markets, we must generate and sustain sufficient operating profits and cash flow in future periods. We continue to build out our sales organization to drive current products and to introduce new products into the market place. We will incur increased compensation expenses for our sales and marketing, and executive and administrative, as we increase headcount in the next 12 months.

Spin-off of red violet

On March 26, 2018, Fluent completed the previously announced spin-off (the “Spin-off”) of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s wholly-owned subsidiary, Red Violet, Inc. (“red violet”), to Fluent’s stockholders of record as of March 19, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the Record Date or to which they were entitled to under their warrant. The Spin-off was governed by a Separation and Distribution Agreement as well as other related agreements between the Company and red violet, each entered into on February 27, 2018 (collectively, the “Spin-off Agreements”).

As a result of the Spin-off, Fluent common stock continues trading on The NASDAQ Stock Market (“NASDAQ”), and red violet is an independent public company on NASDAQ. Upon the Spin-off of red violet, red violet owns Fluent subsidiaries which previously operated Fluent’s risk management business (“Red Violet Subsidiaries”), including IDI Holdings, LLC (“IDI Holdings”) and its wholly owned subsidiary, Interactive Data, LLC (“Interactive Data”), as well as Red Violet Technologies, LLC, IDI Verified, LLC, Forewarn, LLC and Red Violet Blockchain and Analytical Solutions, LLC.

In accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” the results of red violet, including Red Violet Subsidiaries, are reflected in Fluent’s condensed consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheet and loss from discontinued operations on the condensed consolidated statements of operations.

Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the Spin-off of red violet.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon Fluent’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires Fluent to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Fluent evaluates its estimates, including those related revenue recognition, allowance for doubtful receivables, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For additional information, please refer to our 2017 Form 10-K. There have been no material changes to Critical Accounting Policies and Estimates disclosed in the 2017 Form 10-K.

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in the Notes to Condensed Consolidated Financial Statements.

First Quarter Financial Results

Three months ended March 31, 2018 compared to three months ended March 31, 2017:

•	Total revenue increased 14% to $56.0 million from $49.2 million.
•	Net loss from continuing operations was $5.6 million (inclusive of spin-off transaction costs of $7.7 million) compared to net loss from continuing operations of $9.8 million.
•	Net loss from discontinued operations was $21.1 million compared to $2.9 million.
•	Adjusted net income was $2.2 million compared to a loss of $9.8 million.
•	Adjusted EBITDA grew 42% to $9.6 million based on net loss of $26.7 million.
•	Adjusted earnings per share was $0.03 compared to a loss of $0.18 per share. Adjusted net income, adjusted earnings per share and adjusted EBITDA are non-GAAP financial measures.

First Quarter and Recent Business Highlights

•	Successfully completed the spin-off of our risk management business, Red Violet, Inc.
•	Changed corporate name to Fluent, Inc. (FLNT), to better align our corporate brand with our industry leading data-driven performance marketing company.
•	Our proprietary self-reported first party data asset, the FIG now contains over 182 million unique email addresses that represent over 150 million individuals.
•

Continued to bolster our strategic and operational talent, all intently focused on delivering increased profitability to our business, with the appointment of key industry leaders, hailing from such companies as Epsilon and Merkle.

•	Revenue from advertisers in the financial & professional services category nearly doubled compared to the three months ended March 31, 2017.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including adjusted EBITDA, adjusted net income (loss) and related adjusted earnings (loss) per share. Adjusted EBITDA is a non-GAAP financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, adding back net loss from discontinued operations, interest expense, depreciation and amortization, share-based compensation expense, acquisition and restructuring costs, write-off of long-lived assets, and litigation costs, as noted in the tables below. Adjusted net income (loss) and the related basic and diluted per share amounts is a non-GAAP measure equal to net loss from continuing operations, the most directly comparable financial measure based on US GAAP, adding back the effect of spin-off transaction costs.

	Three Months Ended March 31,
(In thousands)	2018	2017
Net loss	$(26,682)	$(12,725)
Net loss from discontinued operations	21,124	2,893
Interest expense, net	2,394	2,227
Depreciation and amortization	3,331	3,205
Share-based compensation expense	6,648	6,854
Acquisition and restructuring costs	2,713	668
Write-off of long-lived assets	-	3,626
Litigation costs	72	-
Adjusted EBITDA	$9,600	$6,748

	Three Months Ended March 31,
(In thousands, except share data)	2018	2017
Net loss from continuing operations	$(5,558)	$(9,832)
Add back: Spin-off transaction costs	7,708	-
Adjusted net income (loss)	$2,150	$(9,832)
Adjusted earnings (loss) per share:
Basic	$0.03	$(0.18)
Diluted	$0.03	$(0.18)
Weighted average number of shares outstanding:
Basic	67,311,784	53,811,688
Diluted (1)	70,226,701	53,811,688
(1)

The diluted weighted average number of shares outstanding for the quarter ended March 31, 2018 is computed based on the basic weighted average number of shares outstanding plus the dilutive impact of outstanding restricted stock units as of March 31, 2018.

We present adjusted EBITDA, adjusted net income (loss) and adjusted earnings (loss) per share as supplemental measures of our operating performance because we believe they provide useful information to our investors as they eliminate the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. In addition, we use them as an integral part of our internal reporting to measure our performance, evaluate the performance of our senior management and measure the operating strength of our business.

Adjusted EBITDA, adjusted net income (loss) and adjusted earnings (loss) per share are measures frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and is an indicator of the operational strength of our business. Adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, share-based compensation expense and write-off of long-lived assets. Adjusted net income (loss) and adjusted earnings (loss) per share eliminate the effect of the spin-off transaction costs.

Adjusted EBITDA, adjusted net income (loss) and adjusted earnings (loss) per share are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as indicators of operating performance or to cash flows from operating activities as a measure of liquidity. The way we measure adjusted EBITDA, adjusted net income (loss) and adjusted earnings (loss) per share may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue. Total revenue increased $6.8 million or 14% to $56.0 million for the three months ended March 31, 2018, from $49.2 million for the three months ended March 31, 2017. This increase was driven by increased adoption of our core performance-based marketing products, across multiple advertiser verticals and media channels.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $1.9 million or 6% to $35.7 million for the three months ended March 31, 2018, from $33.8 million for the three months ended March 31, 2017. Our cost of revenue is primarily media costs associated with acquiring traffic from publishers or third-party intermediaries, such as advertising exchanges. We purchase media to acquire traffic for both our owned and operated websites and direct advertisers offers.

The total cost of revenue as a percentage of revenue declined to 64% from 69% for the three months ended March 31, 2018 compared to the corresponding period in 2017. This margin expansion is a direct result of more efficient ad targeting against our increasingly diversified advertiser base. In addition, as the FIG continues to grow, the company has developed more advanced audience segmentation and predictive models for conversion behavior, which enabled us to optimize the campaigns we operate more efficiently.

Sales and marketing expenses. Sales and marketing expenses increased $0.3 million or 8% to $4.0 million for the three months ended March 31, 2018, from $3.7 million for the three months ended March 31, 2017. Sales and marketing expenses consist of advertising and marketing, salaries and benefits, traveling expenses incurred by our sales team, share-based compensation expense, provision for bad debts, and fulfillment costs. Included in sales and marketing expenses was non-cash share-based compensation expense of $0.8 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase was mainly due to the increased salaries and benefits and share-based compensation expense of our sales organization.

General and administrative expenses. General and administrative expenses decreased $4.1 million or 32% to $8.4 million for the three months ended March 31, 2018, from $12.5 million for the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, the amounts consisted mainly of non-cash share-based compensation expense of $0.5 million and $6.2 million, acquisition and restructuring costs of $0.4 million and $0.7 million, other professional fees of $0.9 million and $0.5 million, and employee salaries and benefits of $3.9 million and $3.5 million, respectively. The decrease was mainly the result of decreased share-based compensation expense.

Depreciation and amortization. Depreciation and amortization expenses increased $0.1 million or 4% to $3.3 million for the three months ended March 31, 2018, from $3.2 million for the three months ended March 31, 2017. The increase in depreciation and amortization was mainly due to the amortization of software developed for internal use that became ready for its intended use beginning in the second quarter of 2017.

Write-off of long-lived assets. During the three months ended March 31, 2017, the business of Q Interactive, LLC (“Q Interactive”), a subsidiary acquired by the Company in June 2016, was merged and fully integrated into Fluent, LLC (“Fluent LLC”), a subsidiary of the Company (“Q Interactive Integration”). As a result of the Q Interactive Integration, we wrote off $3.6 million, primarily relating to the remaining balance of the acquired proprietary technology and trade names acquired in the acquisition of Q Interactive. We included it in the costs and expenses as a write-off of long-lived assets. There was no such item during the three months ended March 31, 2018.

Spin-off transaction costs. For the three months ended March 31, 2018, in connection with the Spin-off of red violet, an aggregate of $7.7 million was recognized in costs and expenses as spin-off transaction costs, including non-cash share-based compensation expense of $5.4 million as a result of the 2,041,000 shares of Transaction Grants (as defined in Note 9, “Share-based compensation” to “Notes to Condensed Consolidated Financial Statements”), and employee compensation of $2.3 million in cash.

Interest expense, net. Interest expense, net, represented mainly the interest expense and amortization of debt issuance costs associated with (i)  the term loan in the amount of $45.0 million (“Term Loan”) pursuant to a credit agreement entered in December 2015 (“Credit Agreement”), (ii) promissory notes payable to certain stockholders in the amount of $10.0 million (“Promissory Notes”) pursuant to agreements with certain stockholders in December 2015, (iii) the incremental term loan in the amount of $15.0 million (“Incremental Term Loan”, together with Term Loan, collectively, “Term Loans”), pursuant to the amendment No. 3 to Credit Agreement effective in January 2017 (the “Amendment No. 3”), and (iv) the refinanced term loan of $70.0 million (“Refinanced Term Loan”) pursuant to a Limited Consent and Amendment No. 6 to Credit Agreement effective on March 26, 2018 (the “Amendment No. 6”), which was utilized to pay off the remaining balance of Term Loans and Promissory Notes on March 26, 2018. Interest expense, net, increased $0.2 million or 7% to $2.4 million for the three months ended March 31, 2018, from $2.2 million for the three months ended March 31, 2017. The increase was mainly attributable to the addition of the Incremental Term Loan in January 2017. The long-term debt balance, including the current portion of long-term debt, was $64.0 million as of March 31, 2018.

Loss before income taxes from continuing operations. For the three months ended March 31, 2018 and 2017, we had loss before income taxes of $5.6 million and $9.8 million, respectively, including one-time spin-off transaction costs of $7.7 million and $0 (inclusive of non-cash charge of $5.4 million and $0), other non-cash share-based compensation expense of $1.2 million and $6.9 million, depreciation and amortization of $3.3 million and $3.2 million, and write-off of long-lived assets of $0 and $3.6 million, respectively. The decrease in loss before income taxes from continuing operations for three months ended March 31, 2018 as compared to the corresponding period in 2017 was primarily due to the increase in revenue with the decreased cost of revenue as a percentage of revenue, the decrease in share-based compensation expense and write-off of long-lived assets, which were partially offset with the one-time spin-off transaction costs of $7.7 million incurred during the three months ended March 31, 2018.

Income taxes. Income taxes of $0 were recognized for three months ended March 31, 2018 and 2017. A full valuation allowance on the deferred tax assets was recognized as of March 31, 2018 and 2017. On December 22, 2017, the tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted, with the statutory federal income tax rate lowered to 21% among other changes, effective on January 1, 2018. As a full valuation allowance was provided as of March 31, 2018, the Act does not have any material net impact on our condensed consolidated financial statements.

We recorded a full valuation allowance against our net deferred tax assets as of March 31, 2018. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings from continuing operations and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. See Note 7, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss from discontinued operations. On March 26, 2018, the Company completed the Spin-off of red violet and the results of red violet are reflected as discontinued operations. For the three months ended March 31, 2018 and 2017, we had a net loss from discontinued operations of $21.1 million and $2.9 million, respectively. The increase in net loss from discontinued operations was primary attributable to the one-time loss on disposal of discontinued operations of $19.0 million, which was primarily composed of non-cash items of $16.0 million, such as share-based compensation expense and write-off of unamortized debt costs in connection with the Spin-off, and cash items of $3.0 million, including spin-off related professional fees and employee compensation. See Note 3, “Discontinued operations,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. A net loss of $26.7 million and $12.7 million was recognized for the three months ended March 31, 2018 and 2017, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. Net cash provided by operating activities from continuing operations for the three months ended March 31, 2018 and 2017 was $2.9 million and $3.8 million, which was mainly the result of the net loss from continuing operations of $5.6 million and $9.8 million, adjusted for certain non-cash items, such as depreciation and amortization, share-based compensation expense, and write-off of long-lived assets, of an aggregate $10.4 million and $13.5 million, respectively. In addition, the net working capital increased $1.9 million during the three months ended March 31, 2018, while decreased slightly by $0.1 million during the three months ended March 31, 2017.

Net cash used in operating activities from discontinued operations for the three months ended March 31, 2018 and 2017 was $5.9 million and $1.6 million. The increase was mainly due to the cash payments related to the loss on disposal of discontinued operations.

As a result of the foregoing, net cash used in operating activities was $3.0 million for the three months ended March 31, 2018 and net cash provided by operating activities was $2.2 million for the three months ended March 31, 2017.

Cash flows used in investing activities. For the three months ended March 31, 2018 and 2017, net cash used in investing activities was $21.3 million and $2.3 million, respectively, which was mainly composed of net cash used in investing activities from continuing operations of $19.9 million and $0.4 million, and from discontinued operations of $1.4 million and $1.9 million, respectively.

Net cash used in investing activities from continuing operations for the three months ended March 31, 2018 and 2017 was mainly due to capital contributed to red violet of $19.7 million and $0, respectively.

Cash flows provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2018 of $13.1 million was mainly the result of net proceeds of a registered direct offering in January 2018 of $13.4 million, the net proceeds from the Refinanced Term Loan of $67.2 million, which was largely offset with the repayments of the remaining balance of Term Loans and Promissory Notes of $67.1 million in March 2018. Net cash provided by financing activities for the three months ended March 31, 2017 of $12.1 million was mainly the result of net proceeds from the Incremental Term Loan of $14.0 million in February 2017, partially offset by repayments of long-term debt of $1.8 million.

As of March 31, 2018, the Company had non-cancellable operating lease commitments of $0.9 million, and Refinanced Term Loan of $70.0 million. For the three months ended March 31, 2018, the Company funded its operations using available cash.

The Company reported net loss from continuing operations of $5.6 million and $9.8 million for the three months ended March 31, 2018 and 2017, respectively. By inclusion of net loss from discontinued operations, the Company reported net loss of $26.7 million and $12.7 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had an accumulated deficit of $194.1 million.

As of March 31, 2018, the Company had cash and cash equivalents of approximately $5.4 million, a decrease of $11.2 million from $16.6 million as of December 31, 2017, mainly as a result of the capital contrition to red violet in connection with the Spin-off. Based on projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months.

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

During the three months ended March 31, 2018, we refinanced an aggregate of $70.0 million, for the repayments of the remaining balance of Term Loans and Promissory Notes of $67.1 million on March 26, 2018 as a result of the Spin-off of red violet. As of March 31, 2018, the Refinanced Term Loan has an outstanding principal balance of $70.0 million, and all obligations under the Refinanced Term Loan mature on March 26, 2023. The Credit Agreement and related Amendment No. 6 governing the Refinanced Term Loan contain restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and restricts our ability to make certain investments and other restricted payments, including certain intercompany payments of cash and other property. The restrictive covenants in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks. Furthermore, we still may need to incur additional debt to meet future financing needs.

The Refinanced Term Loan is guaranteed by the Company and the other direct and indirect subsidiaries of the Company, and are secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of: (a) either, at Fluent’s option, LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate plus 6.0% per annum, payable in cash. Principal amortization of the Refinanced Term Loan is $0.9 million per quarter commencing with the fiscal quarter ending June 30, 2018. The Refinanced Term Loan matures on March 26, 2023.

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ending June 30, 2018. We cannot assure that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain mandatory prepayment provisions, including quarterly prepayments of the Refinanced Term Loan with a portion of our excess cash flow. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants and mandatory quarterly prepayment provisions could impair our ability to expand or pursue our business strategies or obtain additional funding. As of March 31, 2018, there was no covenant requirements under the Credit Agreement, as amended.

Contractual Obligations

As of March 31, 2018, the Company has the following future contractual obligations:

(In thousands)	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter	Total
Lease agreements	$948	$-	$-	$-	$-	$-	$948
Debt	7,396	9,441	9,142	8,812	8,497	54,493	97,781
Employment agreements	675	150	-	-	-	-	825
Total	$9,019	$9,591	$9,142	$8,812	$8,497	$54,493	$99,554

The lease agreements represent future minimum rental payments under non-cancellable operating leases. Debt of $97.8 million represents the payment of principal and interest of the Refinanced Term Loan. Employment agreements represent related agreements reached with certain executives, including our Chief Executive Officer, President and Chief Operating Officer, which provide for compensation and certain other benefits and for severance payments under certain circumstances. The total future contractual obligations as of March 31, 2018 increased by $7.5 million from December 31, 2017, as adjusted by consideration of the Spin-off of red violet, which was primarily due to the increase in debt of $7.8 million resulting from the refinancing.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk for the effect of interest rate changes. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, we have the principal amount of long-term debt in the aggregate of $70.0 million, including current portion of long-term debt. Our Refinanced Term Loan accrues interest at the rate of: (a) either, at Fluent’s option, LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate plus 6.0% per annum, payable in cash. Interest under the Refinanced Term Loan is payable monthly. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 10% increase in interest rates relative to our current interest rates would not have a material impact on the fair value of our outstanding long-term debt, net. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of the Refinanced Term Loan. A hypothetical 10% increase or decrease in overall interest rates as of March 31, 2018 would result in an impact to interest expense for the next twelve months by $0.6 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017 solely as a result of a material weakness in our internal control over financial reporting, as disclosed in our Annual Report on Form 10-K (“2017 Form 10-K”). Management has concluded that the material weakness that was present as of December 31, 2017 was also present as of March 31, 2018, and as such determined that the Company’s disclosure controls and procedures were not effective as of such date.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our 2017 Form 10-K, we did not adequately design and implement controls related to the recording of non-cash stock-based compensation specifically related to the measurement and recording of restricted stock unit (“RSU”) issuances to non-employees.

Remediation Status

To remediate the material weakness mentioned above, we intend to incorporate the following changes into the processes, procedures and internal controls currently in place to:

•

Ensure all stock-based compensation issuances to non-employees are reviewed quarterly and ensure any change in status from an employee to a non-employee who had received an RSU issuance is identified timely and that the accounting impact is evaluated and properly recorded in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting during this quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on 10-K for the year ended December 31, 2017, filed on March 14, 2018, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our 2017 Form 10-K, except that those risk factors that are specifically related to our previous risk management business are not applicable to the Company any more, upon the Spin-off of red violet.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Amendment to Perfit Employment Agreement

Effective May 7, 2018, the Company entered into an Amended and Restated Employment Agreement with Ryan Perfit relating to his service as the Interim Chief Financial Officer of the Company (the “Perfit Amendment”). Mr. Perfit’s annual base salary is $250,000 plus a bonus of no less than 50% based on achievement of Company and personal goals. Pursuant to the Perfit Amendment, the Company and Mr. Perfit agreed to extend the term of his employment through December 31, 2019 with automatic one-year renewals, unless either party provides written notice of termination to the other no less than 60 days prior to the beginning of such renewal term. Also, pursuant to the Perfit Amendment, in the event the Company terminates the employment agreement without cause, or if Mr. Perfit terminates the employment agreement or his employment for good reason, the Company will pay Mr. Perfit the greater of (x) his base salary for the remainder of his term and (y) one year of his base salary, in accordance with the Company’s payroll practices in effect from time to time, plus any unpaid prior year bonus and a prorated portion of the current year’s bonus provided

Mr. Perfit is not in violation of the confidentiality, nondisclosure, noncompetition, non-solicitation and non-disparagement provisions of the employment agreement. The description of the Perfit Amendment contained in this Form 10-Q does not purport to be complete and is qualified in its entirety by reference to the Perfit Amendment, which is filed as Exhibit 10.12 to this Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.1	Form of Purchasers’ warrant.	8-K	001-37893	4.1	January 11, 2018
10.1	Securities Purchase Agreement, dated as of January 10, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2018).	8-K	001-37893	10.1	January 11, 2018
10.2	Separation and Distribution Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc.	8-K	001-37893	10.1	February 28, 2018
10.3	Amended and Restated Tax Matters Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc.	8-K	001-37893	10.2	February 28, 2018
10.4	Employee Matters Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc.	8-K	001-37893	10.3	February 28, 2018
10.5	Transition Services Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc.	8-K	001-37893	10.4	February 28, 2018
10.6	Limited Consent and Amendment No. 6 to Credit Agreement (“Amendment”), among Fluent, as Borrower, the Company, certain subsidiaries of the Company, dated March, 26, 2018. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)	8-K	001-37893	10.2	March 27, 2018
10.7+	Employment Agreement, by and between Fluent, LLC and Ryan Schulke, dated December 8, 2015.	8-K	001-37893	10.3	March 27, 2018
10.8+	Employment Agreement, by and between Fluent, LLC and Matthew Conlin, dated December 8, 2015.	8-K	001-37893	10.4	March 27, 2018
10.9+	Employment Agreement, by and between Fluent, Inc. and Ryan Perfit, dated January 16, 2012.	8-K	001-37893	10.5	March 27, 2018
10.10+	Amendment to Employment Agreement, by and between Fluent, Inc. and Ryan Perfit, dated October 2, 2014.	8-K	001-37893	10.6	March 27, 2018
10.11+	Employment Agreement by and between Fluent, LLC and Donald Patrick effective as of January 8, 2018.	8-K	001-37893	10.7	March 27, 2018
10.12+	Amended and Restated Employment Agreement by and between Fluent, Inc. and Ryan Perfit dated May 7, 2018.					X
31.1

Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X
31.2

Certification of Interim Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Management contract or compensatory plan or arrangement
*

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fluent, Inc.

May 9, 2018	By:	/s/ Ryan Perfit
Ryan Perfit
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)