Form 10-Q
period 2018-06-30
Fluent, Inc.
filed 2018-08-08
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-37893

FLUENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0688094
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

33 Whitehall Street, 15th Floor

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

As of August 3, 2018, the registrant had 75,289,624 shares of common stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$10,068	$16,564
Accounts receivable, net of allowance for doubtful accounts of $1,475 and $1,624 at June 30, 2018 and December 31, 2017, respectively	37,978	36,278
Prepaid expenses and other current assets	1,840	1,865
Current assets of discontinued operations	-	2,274
Total current assets	49,886	56,981
Property and equipment, net	531	687
Intangible assets, net	68,728	74,354
Goodwill	159,791	159,791
Other non-current assets	556	1,097
Non-current assets of discontinued operations	-	24,089
Total assets	$279,492	$316,999
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Trade accounts payable	$11,994	$10,666
Accrued expenses and other current liabilities	7,807	11,709
Deferred revenue	843	265
Current portion of long-term debt	6,829	2,750
Current liabilities of discontinued operations	-	7,389
Total current liabilities	27,473	32,779
Promissory notes payable to certain shareholders, net	-	10,837
Long-term debt, net	56,697	49,376
Total liabilities	84,170	92,992
Shareholders' equity:
Preferred stock—$0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock—$0.0005 par value, 200,000,000 shares authorized; 76,509,709 and 61,631,573 shares issued at June 30, 2018 and December 31, 2017, respectively; and 75,284,624 and 61,279,050 shares outstanding at June 30, 2018 and December 31, 2017, respectively	38	31
Treasury stock, at cost, 1,225,085 and 352,523 shares at June 30, 2018 and December 31, 2017, respectively	(3,253)	(1,274)
Additional paid-in capital	390,011	392,687
Accumulated deficit	(191,474)	(167,437)
Total shareholders’ equity	195,322	224,007
Total liabilities and shareholders’ equity	$279,492	$316,999

See notes to condensed consolidated financial statements

FLUENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$56,935	$51,031	$112,924	$100,225
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	33,893	34,781	69,556	68,578
Sales and marketing expenses	3,678	4,678	7,684	8,373
General and administrative expenses	11,448	14,169	19,893	26,645
Depreciation and amortization	3,338	3,234	6,669	6,439
Write-off of long-lived assets	-	-	-	3,626
Spin-off transaction costs	-	-	7,708	-
Total costs and expenses	52,357	56,862	111,510	113,661
Income (loss) from operations	4,578	(5,831)	1,414	(13,436)
Interest expense, net	(1,933)	(2,445)	(4,327)	(4,672)
Income (loss) before income taxes from continuing operations	2,645	(8,276)	(2,913)	(18,108)
Income taxes	-	-	-	-
Net income (loss) from continuing operations	2,645	(8,276)	(2,913)	(18,108)
Discontinued operations:
Loss from operations of discontinued operations, net of $0 income taxes	-	(12,133)	(2,084)	(15,026)
Loss on disposal of discontinued operations, net of $0 income taxes	-	-	(19,040)	-
Net loss from discontinued operations	-	(12,133)	(21,124)	(15,026)
Net income (loss)	$2,645	$(20,409)	$(24,037)	$(33,134)
Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.15)	$(0.04)	$(0.33)
Discontinued operations	$-	$(0.22)	$(0.30)	$(0.28)
Net income (loss)	$0.04	$(0.37)	$(0.34)	$(0.61)
Diluted earnings (loss) per share:
Continuing operations	$0.03	$(0.15)	$(0.04)	$(0.33)
Discontinued operations	$-	$(0.22)	$(0.30)	$(0.28)
Net income (loss)	$0.03	$(0.37)	$(0.34)	$(0.61)
Weighted average number of shares outstanding:
Basic	75,282,042	54,778,046	71,318,930	54,297,536
Diluted	78,196,959	54,778,046	71,318,930	54,297,536

See notes to condensed consolidated financial statements

FLUENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as at December 31, 2017	61,631,573	$31	352,523	$(1,274)	$392,687	$(167,437)	$224,007
Issuance of common stock upon a direct offering to certain investors, net of issuance costs of $108	2,700,000	1	-	-	13,391	$-	13,392
Vesting of restricted stock units and issuance of restricted stock	12,178,136	6	-	-	(6)	-	-
Increase in treasury stock resulting from shares withheld to pay statutory taxes in connection with the vesting of restricted stock units	-	-	872,562	(1,979)	-	-	(1,979)
Share-based compensation	-	-	-	-	25,439	-	25,439
Net loss	-	-	-	-	-	(24,037)	(24,037)
Spin-off of red violet	-	-	-	-	(41,500)	-	(41,500)
Balance as at June 30, 2018	76,509,709	$38	1,225,085	$(3,253)	$390,011	$(191,474)	$195,322

See notes to condensed consolidated financial statements

FLUENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,037)	$(33,134)
Net loss from discontinued operations	21,124	15,026
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,669	6,439
Non-cash interest expense and related amortization	1,079	1,497
Share-based compensation expense	9,262	14,948
Write-off of long-lived assets	-	3,626
Provision for bad debts	93	945
Allocation of expenses to red violet	(325)	(1,888)
Changes in assets and liabilities:
Accounts receivable	(1,793)	(2,187)
Prepaid expenses and other current assets	(173)	(860)
Other non-current assets	541	-
Trade accounts payable	1,328	398
Accrued expenses and other current liabilities	(3,902)	953
Deferred revenue	578	820
Net cash provided by operating activities from continuing operations	10,444	6,583
Net cash used in operating activities from discontinued operations	(5,835)	(3,836)
Net cash provided by operating activities	4,609	2,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(92)	(148)
Capitalized costs included in intangible assets	(512)	(550)
Capital contributed to red violet	(19,728)	-
Net cash used in investing activities from continuing operations	(20,332)	(698)
Net cash used in investing activities from discontinued operations	(1,386)	(3,570)
Net cash used in investing activities	(21,718)	(4,268)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	13,392	-
Proceeds from debt obligations, net of debt costs	67,182	14,039
Repayments of long-term debt	(67,982)	(2,636)
Taxes paid related to net share settlement of vesting of restricted stock units	(1,979)	(723)
Net cash provided by financing activities from continuing operations	10,613	10,680
Net (decrease) increase in cash and cash equivalents	$(6,496)	$9,159
Cash and cash equivalents at beginning of period	16,564	10,089
Cash and cash equivalents at end of period	$10,068	$19,248
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$3,342	$3,195
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$283	$188

See notes to condensed consolidated financial statements

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by Fluent, Inc., formerly known as Cogint, Inc., a Delaware corporation, in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2018.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) filed with the SEC on March 14, 2018.

The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date included in the 2017 Form 10-K but does not include all disclosures required by US GAAP.

Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

Spin-off of red violet

On March 26, 2018, Fluent completed the previously announced spin-off (the “Spin-off”) of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s wholly-owned subsidiary, Red Violet, Inc. (“red violet”), to Fluent’s stockholders of record as of March 19, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the Record Date or to which they were entitled to under their warrants.

Following the Spin-off of red violet, Fluent common stock continued trading on The NASDAQ Stock Market (“NASDAQ”), and red violet became an independent public company, also listed on NASDAQ. red violet owns all of the Fluent subsidiaries that operate the Company’s former risk management business.

In accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” the results of red violet are reflected in Fluent’s condensed consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheet, loss from discontinued operations on the condensed consolidated statements of operations and cash activity from discontinued operations on the condensed consolidated statements of cash flows. See Note 3, “Discontinued operations,” for details.

Reclassifications

Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the Spin-off of red violet. See Note 3, “Discontinued operations,” for details.

In addition, the Company has reclassified the cost of revenue (exclusive of depreciation and amortization) amounts from the gross profit section to the costs and expenses section of the condensed consolidated statements of operations for each period presented and the gross profit subtotal has been removed. As a result, total costs and expenses have increased by $34,781, to $56,862, for the three months and by $68,578, to $113,661, for the six months ended June 30, 2017.

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

(b) Recently issued and adopted accounting standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)” and additional changes, modifications, clarifications or interpretations thereafter. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance includes indicators to assist an entity in evaluating whether it controls the good or service before it is transferred to the customer. The new revenue recognition standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective method, and the adoption did not have a material impact on the consolidated balance sheets, statements of operations, or cash flows. Refer to Note 1(c) below for further details.

In February 2016, FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842)” and additional changes, modifications, clarifications or interpretations thereafter, which generally require companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under noncancelable operating leases on the consolidated balance sheets, resulting in the recording of right-of-use assets and lease obligations. The Company is currently evaluating whether there may be additional impact this guidance will have on its condensed consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance for certain cash flow issues, including contingent consideration payments made after a business combination and debt prepayment or debt extinguishment costs, etc. The guidance is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted. The Company adopted ASU 2016-15 during the first quarter of 2018, noting no material impact to its condensed consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05 (“ASU 2018-05”), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 formally amended ASC Topic 740, Income Taxes (“ASC 740”), for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC 740 in the reporting period in which the tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Company adopted SAB 118 in the fourth quarter of 2017 and therefore, the Company’s subsequent adoption of ASU 2018-05 in the first quarter of 2018 had no impact on its accounting for income taxes in the first quarter of 2018. Additional information regarding the accounting for income taxes for the Tax Act is contained in Note 7, “Income Taxes.”

In June 2018, the FASB issued ASU 2018-07 (“ASU 2018-07”), Compensation—Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting, expanding the scope of employee share-based payment guidance under ASC Topic 718, to include share-based payments to nonemployees for goods and services. The guidance is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company adopted ASU 2018-07 during the second quarter of 2018 on a modified retrospective basis, noting no material impact to its condensed consolidated financial statements.

(c) Revenue recognition

On January 1, 2018, the Company adopted Topic 606 using the modiﬁed retrospective method applied to all contracts that are not completed contracts at the date of initial application. There was no impact on the opening balance of accumulated deﬁcit on the condensed consolidated balance sheet and statement of changes in shareholders’ equity as of January 1, 2018 due to the adoption of Topic 606.

Revenue is recognized when control of goods or services is transferred to customers, in an amount that reﬂects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s performance obligation is typically to (a) deliver data records, based on predefined qualifying characteristics specified by the customer or (b) generate conversions, based on

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

predefined user actions (for example, a click, a registration, the installation of an app or the printing of a coupon) and subject to certain qualifying characteristics specified by the customer.

The Company has applied the portfolio approach practical expedient in accounting for customer revenue as one collective group, rather than individual contracts. Based on historical knowledge of the contracts contained in this portfolio and the similar nature and characteristics of the customers, the Company has concluded the financial statement effects are not materially different than if accounting for revenue on a contract by contract basis.

Revenue is recognized upon satisfaction of the performance obligation. The Company’s customers simultaneously receive and consume the benefits provided by the performance as the Company performs. Furthermore, the Company elected the “right to invoice” practical expedient available within ASC 606-10-55-18 as the measure of progress, since the Company has a right to payment from a customer in an amount that corresponds directly with the value of the performance completed to-date. The Company's revenue arrangements do not contain significant financing components.

If a customer pays consideration before the Company’s performance obligations are satisfied, those amounts are classiﬁed as deferred revenue. As of June 30, 2018 and December 31, 2017, the balance of deferred revenue was $843 and $265, respectively. The deferred revenue balance as of December 31, 2017 had been fully recognized into revenue during the first quarter of 2018.

If there is a delay between the period in which revenue is recognized and when customer invoices are issued, revenue is recognized and related amounts are recorded as unbilled revenue in accounts receivable. As of June 30, 2018 and December 31, 2017, unbilled revenue included in accounts receivable totaled $19,643 and $16,238, respectively.

Sales commissions are recorded at the time revenue is recognized and recorded in sales and marketing expenses.

In addition, the Company elected the practical expedient to not disclose the value of unsatisﬁed performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

2. Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options, restricted stock units (“RSUs”) and deferred common stock. Common equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

The information related to basic and diluted earnings (loss) per share for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2018	2017	2018	2017
Numerator:
Net income (loss) from continuing operations	$2,645	$(8,276)	$(2,913)	$(18,108)
Net loss from discontinued operations	-	(12,133)	(21,124)	(15,026)
Net income (loss)	$2,645	$(20,409)	$(24,037)	$(33,134)
Denominator:
Weighted average number of shares outstanding:
Basic	75,282,042	54,778,046	71,318,930	54,297,536
Diluted	78,196,959	54,778,046	71,318,930	54,297,536
Basic earnings (loss) per share: (1)
Continuing operations	$0.04	$(0.15)	$(0.04)	$(0.33)
Discontinued operations	$-	$(0.22)	$(0.30)	$(0.28)
Net income (loss)	$0.04	$(0.37)	$(0.34)	$(0.61)
Diluted earnings (loss) per share: (1)
Continuing operations	$0.03	$(0.15)	$(0.04)	$(0.33)
Discontinued operations	$-	$(0.22)	$(0.30)	$(0.28)
Net income (loss)	$0.03	$(0.37)	$(0.34)	$(0.61)

(1)Earnings (loss) per share tables may contain summation differences due to rounding.

The following potential shares of common stock were excluded from the calculation of diluted earnings (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Restricted stock units	3,750,003	16,529,848	6,664,920	16,529,848
Warrants	2,623,776	2,220,102	2,623,776	2,220,102
Stock options	137,000	220,000	137,000	220,000
Total anti-dilutive securities	6,510,779	18,969,950	9,425,696	18,969,950

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

3. Discontinued operations

As discussed in Note 1(a), “Spin-off of red violet,” on March 26, 2018, the Company completed the Spin-off of red violet.

The results of red violet are reflected in Fluent’s condensed consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheet, loss from discontinued operations on the condensed consolidated statements of operations and cash activity from discontinued operations on the condensed consolidated statements of cash flows. As a result of the Spin-off on March 26, 2018, the Company’s additional paid-in capital was decreased by the net assets of red violet of $41,500, as of the effective date of the Spin-off.

The following financial information presents the results of operations of red violet for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Major classes of line items constituting loss from discontinued operations:
Revenue	-	$1,993	$3,325	$3,565
Cost of revenue (exclusive of depreciation and amortization)	-	1,843	2,017	3,244
Sales and marketing expenses	-	1,165	1,089	1,983
General and administrative expenses	-	10,898	1,852	12,928
Depreciation and amortization	-	220	451	436
Loss from operations of discontinued operations, net of $0 income taxes	-	(12,133)	(2,084)	(15,026)
Loss on disposal of discontinued operations, net of $0 income taxes	-	-	(19,040)	-
Net loss from discontinued operations	$-	$(12,133)	$(21,124)	$(15,026)

Included in the net loss from discontinued operations is a loss on disposal of discontinued operations of $19,040 for the six months ended June 30, 2018, as presented below. Among the total loss on disposal of discontinued operations, an aggregate of $16,030 were non-cash charges.

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2018	June 30, 2018
Share-based compensation expense (1)	$-	$15,548
Write-off of unamortized debt costs (2)	-	284
Write-off of certain prepaid expenses	-	198
Spin-off related professional fees	-	2,012
Spin-off related employee compensation	-	998
Loss on disposal of discontinued operations	$-	$19,040

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

In addition, during the first quarter of 2018, in connection with the Spin-off of red violet, an aggregate of $7,708 was recognized in costs and expenses from continuing operations as spin-off transaction costs, including non-cash share-based compensation expense of $5,409 as a result of 2,041,000 shares of Transaction Grants (as defined in Note 9, “Share-based compensation”), and employee compensation of $2,299 in cash.

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

The Company also reclassified carrying amounts of assets and liabilities of red violet into corresponding assets and liabilities of discontinued operation as of December 31, 2017. A reconciliation is shown below:

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

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

4. Intangible assets, net

Intangible assets other than goodwill consist of the following:

(In thousands)	Amortization period	June 30, 2018	December 31, 2017
Gross amount:
Software developed for internal use	3 years	$3,737	$2,972
Acquired proprietary technology	5 years	11,416	11,382
Customer relationships	7-10 years	34,986	34,986
Trade names	20 years	16,357	16,357
Domain names	20 years	191	191
Databases	5-10 years	31,292	31,292
Non-competition agreements	2-5 years	1,768	1,768
Total gross amount		99,747	98,948
Accumulated amortization:
Software developed for internal use		(826)	(490)
Acquired proprietary technology		(5,837)	(4,693)
Customer relationships		(12,023)	(9,628)
Trade names		(2,095)	(1,686)
Domain names		(24)	(20)
Databases		(8,768)	(6,964)
Non-competition agreements		(1,446)	(1,113)
Total accumulated amortization		(31,019)	(24,594)
Net intangible assets:
Software developed for internal use		2,911	2,482
Acquired proprietary technology		5,579	6,689
Customer relationships		22,963	25,358
Trade names		14,262	14,671
Domain names		167	171
Databases		22,524	24,328
Non-competition agreements		322	655
Total net intangible assets		$68,728	$74,354

The gross amount associated with software developed for internal use primarily represents capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC (“Fluent LLC”) effective on December 8, 2015 (the “Fluent LLC Acquisition”) and the acquisition of Q Interactive, LLC (“Q Interactive”) effective on June 8, 2016 (the “Q Interactive Acquisition”).

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

Amortization expense of $3,213 and $3,147 for the three months ended and $6,421 and $6,258 for the six months ended June 30, 2018 and 2017, respectively, were included in depreciation and amortization expenses. As of June 30, 2018, intangible assets with the carrying amount of $1,655, included in the gross amount of software developed for internal use, have not started amortization, as they are not ready for their intended use.

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

As of June 30, 2018, estimated amortization expenses related to the Company’s intangible assets for the remainder of 2018 through 2023 and thereafter are as follows:

(In thousands)
Year	June 30, 2018
Remainder of 2018	$6,450
2019	12,901
2020	12,246
2021	9,199
2022	7,877
2023 and thereafter	20,055
Total	$68,728

5. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Prior to the Spin-off of red violet, the total balance of goodwill was $166,256, as a result of the acquisitions of Interactive Data, LLC, Fluent LLC and Q Interactive.

In connection with the Spin-off of red violet, goodwill of $6,465 was derecognized, based on the relative fair value of red violet’s portion of the Information Services reporting unit as compared to the total estimated fair value of the Information Services reporting unit. As of December 31, 2017, the amount was reclassified into non-current assets of discontinued operations in the condensed consolidated balance sheet.

In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. The measurement date of the Company’s annual goodwill impairment test is October 1.

For the six months ended June 30, 2018, there are no events or changes in circumstances to indicate that goodwill is impaired.

6. Long-term debt, net

Long-term debt, net, as of June 30, 2018, consists of the following:

7% refinanced term loan,
(In thousands)	due 2023
Principal amount	$69,125
Less: unamortized debt issuance costs	(5,599)
Long-term debt, net	63,526
Less: Current portion of long-term debt	(6,829)
Long-term debt, net (non-current)	$56,697

Long-term debt, net, including promissory notes payable to certain shareholders, net, as of December 31, 2017, consists of the following:

	12% term loan,	12% incremental term loan,	10% promissory notes,
(In thousands)	due 2020	due 2020	due 2021	Total
Principal amount	$40,688	$14,312	$10,000	$65,000
Less: unamortized debt issuance costs	(2,753)	(672)	(312)	(3,737)
Add: PIK interest accrued to the principal balance	542	9	1,149	1,700
Long-term debt, net	38,477	13,649	10,837	62,963
Less: Current portion of long-term debt	(2,062)	(688)	-	(2,750)
Long-term debt, net (non-current)	$36,415	$12,961	$10,837	$60,213

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Term Loans

On December 8, 2015, Fluent LLC entered into an agreement (“Credit Agreement”) with certain financial institutions and the administrative agent (collectively, “Whitehorse”), for a term loan in the amount of $45.0 million (“Term Loan”).

The Credit Agreement provides for certain customary mandatory prepayments upon certain events as well as certain prepayment premiums during the first four years of the Term Loan, provided that the prepayment premiums are not applicable to scheduled payments of principal, the required excess cash flow payments (as defined in the Credit Agreement) and certain other required prepayments.

On January 19, 2017, Fluent LLC entered into the Amendment No. 3 to Credit Agreement (“Amendment No. 3”), amending Fluent LLC's Term Loan facility dated December 8, 2015. Amendment No. 3, among other things, provided for a new term loan in the principal amount of $15,000 ("Incremental Term Loan"), subject to the terms and conditions of Amendment No. 3, and modified certain other Credit Agreement provisions, including certain financial covenants and related definitions. The entire Incremental Term Loan of $14,039, net of debt issuance costs of $961, was received on February 1, 2017.

The Term Loan and Incremental Term Loan (collectively, the "Term Loans") were guaranteed by the Company and all of its direct and indirect subsidiaries and were secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent LLC, in each case, on an equal and ratable basis. The Term Loans accrued interest at the rate of: (a) either, at Fluent's option, LIBOR (subject to a floor of 0.50%) plus 10.5% per annum, or base rate plus 9.5% per annum, payable in cash, plus (b) 1% per annum, payable, at Fluent's option, in either cash or in-kind. Payments of principal on the Term Loans were $688 per quarter, payable at the end of each calendar quarter, commencing on March 31, 2017. The Term Loans were scheduled to mature on December 8, 2020.

On March 26, 2018, the remaining principal amount of the Term Loans was prepaid through the Refinancing, as defined below, in connection with the Spin-off of red violet.

Promissory Notes

On December 8, 2015, the Company entered into and consummated the promissory notes financing (the “Promissory Notes”) with each of Frost Gamma Investment Trust (“Frost Gamma”), an affiliate of Phillip Frost, M.D., the Vice Chairman of the Company’s Board of Directors prior to the Spin-off, Michael Brauser, the then Executive Chairman of the Board of Directors, and another investor, pursuant to which the Company issued Promissory Notes of $5.0 million to Frost Gamma, $4.0 million to Michael Brauser, and $1.0 million to another investor, for an aggregate financing in the amount of $10.0 million. The Promissory Notes carried an interest rate of 10% per annum, which interest was capitalized monthly and added to the outstanding principal amount of such Promissory Notes.

Under the terms of the Promissory Notes, the Company was required to repay the principal and all accrued interest six months after the repayment of all amounts due under the Credit Agreement, except that the Company had the option to repay the Promissory Notes earlier from the proceeds of a public equity financing. During the first quarter of 2017, the Company decided to make a cash payment of accrued paid-in-kind (“PIK”) interest of $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively.

The net balance of Promissory Notes was presented as promissory notes payable to certain shareholders, net, in the condensed consolidated balance sheet as of December 31, 2017. On March 26, 2018, the remaining principal amount plus PIK interest of the Promissory Notes was fully repaid through the Refinancing, as discussed below, in connection with the Spin-off of red violet. The unamortized debt costs of $284 pertaining to the Promissory Notes as of March 26, 2018 was written off into loss on disposal of discontinued operations. See Note 3, “Discontinued operations,” for details.

Refinanced Term Loan

In connection with the Spin-off of red violet, Fluent LLC refinanced and fully repaid the Term Loans and Promissory Notes with a new term loan in the amount of $70.0 million (“Refinanced Term Loan”), pursuant to a Limited Consent and Amendment No. 6 to the Credit Agreement effective on March 26, 2018 (the “Amendment No. 6”) (the “Refinancing”).

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

The Refinanced Term Loan is guaranteed by the Company and its direct and indirect subsidiaries, and secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of: (a) either, at Fluent’s option, LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate plus 6.0% per annum, payable in cash. Interest under the Refinanced Term Loan is payable monthly. The fair value of the Company’s debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Scheduled principal amortization of the Refinanced Term Loan is $875 per quarter commencing with the fiscal quarter ended June 30, 2018. The Refinanced Term Loan matures on March 26, 2023.

On March 26, 2018, the Refinanced Term Loan was utilized to pay in full the outstanding principal amount in addition to PIK interest accrued to the principal balance, of the Term Loans and Promissory Notes of $55,586 and $11,425, respectively. Prepayment premiums and unamortized debt costs associated with the Term Loans of $2,818 and $3,136, respectively, were capitalized in the balance of the Refinanced Term Loan, which will be amortized over the remaining period of the Refinanced Term Loan. In addition, refinancing costs paid to third parties of $193 were recognized into loss on disposal of discontinued operations. See Note 3, “Discontinued operations,” for details.

The Credit Agreement, as amended, requires the Company to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ended June 30, 2018. In addition, the Credit Agreement includes certain mandatory prepayment provisions, including quarterly principal prepayments of the Refinanced Term Loan with a portion of the Company’s excess cash flow, as defined in the Credit Agreement. For the three months ended June 30, 2018, a quarterly prepayment resulting from excess cash flow of $3,329 was recorded to the current portion of long-term debt to be paid during the third quarter. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants, including prepayment penalties, and mandatory quarterly prepayment provisions could impair the Company’s ability to expand or pursue its business strategies or obtain additional funding. As of June 30, 2018, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

Maturities

Including the required principal prepayment on the Refinanced Term Loan based on a portion of the Company’s quarterly excess cash flow of $3,329 for the second quarter of 2018 and excluding potential future additional principal prepayments, scheduled future maturities of total debt as of June 30, 2018 were as follows:

(In thousands)
Year
Remainder of 2018	$5,079
2019	3,500
2020	3,500
2021	3,500
2022	3,500
2023 and thereafter	50,046
Total maturities	$69,125

Fair value

The Refinanced Term Loan accrues interest at the rate of: (a) either, at Fluent’s option, LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate plus 6.0% per annum, payable in cash. Considering the Refinanced Term Loan was effective on March 26, 2018 and has a variable interest rate, we regard the fair value of the long-term debt to approximate its carrying amount as of June 30, 2018. This fair value assessment represents Level 2 measurements.

7. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. The Company updates its estimated annual effective tax rate on a quarterly basis and, if the estimate changes, makes a cumulative adjustment.

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

The Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2018 and December 31, 2017 and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Based on current income (loss) from continuing operations and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance will no longer be needed. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for the period any such release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

The Company’s effective income tax rate differed from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2018 and 34% for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018 and 2017, the Company’s effective income tax rate was 0%, with such differences resulting from the full valuation allowance applied against the Company’s deferred tax assets.

December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the pre-existing U.S. tax laws.  The Tax Act includes a reduction in the U.S. corporate tax rate from 34% to 21%, among other changes.  In response to the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, which allows registrants to record provisional amounts during a measurement period, not to extend beyond one year. Pursuant to SAB 118, the Company will complete the accounting for the tax effects of all of the provisions of the Tax Act within the required measurement period, not to extend beyond one year from the enactment date. As a result of the full valuation allowance at June 30, 2018 and December 31, 2017, the Tax Act did not have any material impact on the Company’s condensed consolidated financial statements. There have been no changes in estimates or additional guidance issued during the six months ended June 30, 2018 which would change the Company’s assessment of the tax impacts recorded as of the year ended December 31, 2017. The Company is still analyzing both the Federal and state impacts of the Tax Act, as additional future guidance is issued and newly obtained information is made available. Any revisions to the initial estimates will be applied in accordance with the measurement period guidance as outlined in SAB 118.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

The balance of unrecognized tax benefits as of June 30, 2018 and December 31, 2017 was $1,079 and $1,134, respectively. The decrease in the balance since year-end is due to a decrease in the Company’s effective state tax rate for the year as a result of the Spin-off of red violet, which reduced the Company’s state tax footprint. In the Company’s tax return filed for the year ended December 31, 2015, a loss of $4,375, resulting from the disposal of all assets and liabilities related to the Company’s former Chinese and British Virgin Islands based subsidiaries was included for that fiscal year. This uncertain tax position is reflected as a reduction in deferred tax assets. Based on management’s assessment, no tax benefit has been recognized for this loss. This unrecognized tax benefit, if recognized, would favorably affect the Company’s annual effective tax rate before application of any valuation allowance. The Company has not accrued any interest or penalties as of June 30, 2018 with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

8. Common stock, treasury stock and warrants

Common stock

As of June 30, 2018 and December 31, 2017, the number of issued shares of common stock was 76,509,709 and 61,631,573, respectively, which included shares of treasury stock of 1,225,085 and 352,523, respectively.

The change in the number of issued shares of common stock during the six months ended June 30, 2018 was a result of the following issuances:

•

An aggregate of 12,178,136 shares of common stock were issued as a result of the vesting of RSUs, including 872,562 shares of common stock withheld to pay withholding taxes upon such vesting, which are reflected in treasury stock.

•

An aggregate of 2,700,000 shares of common stock were issued in a registered direct offering (“Registered Direct Offering”) to certain investors with a purchase price of $5.00 per share, pursuant to a definitive securities purchase agreement entered into on January 10, 2018, for net proceeds of $13,392, net of issuance costs of $108.

Concurrent with the Registered Direct Offering, the Company issued such institutional buyers, for no additional consideration, warrants to purchase an aggregate of 1,350,000 shares of common stock. The warrants have an exercise price of $6.00 per share and are exercisable for two years from the date of issuance.

Treasury stock

As of June 30, 2018 and December 31, 2017, the Company held shares of treasury stock of 1,225,085 and 352,523, with a cost of $3,253 and $1,274, respectively.

This increase in treasury stock during the six months ended June 30, 2018 was due to shares withheld to pay withholding taxes upon the vesting of RSUs, including a purchase on April 9, 2018 by the Company of 729,167 shares of treasury stock for $1,581, representing the aggregate shares red violet employees had elected to sell to cover the withholding of taxes on the accelerated vesting of RSUs related to the Spin-off.

Warrants

As of June 30, 2018 and December 31, 2017, warrants to purchase an aggregate of 2,623,776 and 1,273,776 shares of common stock were outstanding, respectively, with exercise prices ranging from $3.75 to $8.00 per share.

The increase in warrants was a result of the issuance of warrants to purchase an aggregate of 1,350,000 shares of common stock, with an exercise price of $6.00 per share, concurrent with the Registered Direct Offering, as discussed above.

9. Share-based compensation

As of June 30, 2018, the Company maintains three share-based incentive plans: the 2008 Share Incentive Plan (the “2008 Plan”) and the Cogint, Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which, combined, authorized the issuance of 13,500,000 shares of common stock, and the Fluent, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which authorizes the issuance of ten percent of the Company’s issued and outstanding shares of common stock, as may be adjusted from time to time.

The 2018 Plan was approved by the board of directors in April 2018 and subsequently approved by shareholders at the annual meeting of stockholders held on June 6, 2018. The primary purpose of the 2018 Plan is to attract, retain, reward, and motivate certain individuals by providing them with an opportunity to acquire or increase an ownership interest in the Company.

As of June 30, 2018, there were 310,568, 303,074 and 7,650,090 shares of common stock reserved for issuance under the 2008 Plan, the 2015 Plan and the 2018 Plan, respectively.

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Shares issued outside of the equity plans

The following RSUs were issued outside of the aforementioned equity plans:

Pursuant to a business consulting agreement effective October 14, 2014 (the “Business Consulting Agreement”), Marlin Capital Investments, LLC (“Marlin Capital”), a company which Michael Brauser, the Company’s Executive Chairman prior to the Spin-off, owns 50% and is one of two managers, held RSUs representing the right to receive 2,000,000 shares of the Company’s common stock, for consulting services provided by Marlin Capital. These RSUs were to vest annually beginning from October 13, 2015 only if certain performance goals of the Company were met. The shares underlying such RSUs would not have been delivered until October 13, 2018, unless there was a change of control of the Company, termination of the agreement by the Company without cause, or termination of the agreement by Marlin Capital for good reason. The Company determined the performance goals were met as of December 31, 2015. On March 12, 2018, the Company terminated the Business Consulting Agreement. The unvested 500,000 shares were accelerated and related share-based compensation expense of $906 was recognized fully in loss on disposal of discontinued operations during the first quarter of 2018.

Effective November 16, 2015, the Company entered into an employment agreement with Michael Brauser (the “Brauser Employment Agreement”) relating to his service as Executive Chairman of the Board of Directors, pursuant to which, Mr. Brauser would receive an annual base salary of $25 payable in accordance with the Company’s general payroll practices and RSUs outside of the 2008 Plan and 2015 Plan representing the right to receive 5,000,000 shares of common stock. These RSUs were to vest ratably over a four-year period; provided, however, that no portion of the RSUs were to vest unless and until the Company had met certain vesting conditions during the vesting period. In addition, such RSUs were to vest in full upon a Company change in control, termination of Mr. Brauser without cause, termination by Mr. Brauser for good reason, or Mr. Brauser’s death or disability. Effective March 14, 2017, the Company determined that the performance vesting conditions were met. Effective June 23, 2017, the Brauser Employment Agreement was terminated. Mr. Brauser continued to serve as Chairman of the Board of Directors prior to the Spin-off. On September 6, 2017, the Company entered into a consulting services agreement with Mr. Brauser, effective June 23, 2017, for a term of four years (the “Consulting Agreement”). In consideration for Mr. Brauser’s services, the Consulting Agreement provided for continued vesting of all outstanding RSUs previously granted to Mr. Brauser. Among the total 5,000,000 shares granted pursuant to the RSUs, 1,250,000 shares were delivered in December 2017 and 1,250,000 shares were delivered in January 2018, and on March 12, 2018, the unvested 2,500,000 shares were accelerated and related share-based compensation expense of $6,468 was recognized in loss on disposal of discontinued operations during the first quarter of 2018.

On December 8, 2015, when Dr. Phillip Frost joined the Board of Directors of the Company as Vice Chairman, Frost Gamma was granted 3,000,000 RSUs, outside of the 2008 Plan and 2015 Plan. These grants were fully vested on December 8, 2015, but Frost Gamma elected to defer delivery of any vested RSUs until Dr. Phillip Frost’s separation from service from the Company or death or disability. Dr. Phillip resigned as Vice Chairman effective on March 8, 2018 and the 3,000,000 shares were delivered during the first quarter of 2018.

Spin-off of red violet

On March 8, 2018, the Company’s Compensation Committee approved the acceleration (the “Acceleration”) of shares of stock options, RSUs and restricted stock held by certain employees, consultants, and directors, including only those employees who were to continue with red violet upon completion of the Spin-off, subject to such employees still being employed or providing services on March 12, 2018 (the “Acceleration Date”). An aggregate of 5,157,998 shares, including 47,500 shares of stock options, 4,960,498 RSUs (inclusive of 500,000 shares to Marlin Capital and 2,500,000 to Michael Brauser, as discussed above), and 150,000 shares of restricted stock, were accelerated. Share-based compensation expense of $14,667 resulting from the Acceleration was recognized in loss on disposal of discontinued operations during the first quarter of 2018.

In connection with the Spin-off of red violet, an aggregate of 304,000 shares of common stock awards were granted to certain employees of red violet (“Spin-off Grants”) during the first quarter of 2018, and the related share-based compensation expense of $881 was recognized in loss on disposal of discontinued operations. In addition, an aggregate of 2,041,000 shares of common stock, subject to deferred delivery over a three-year period, were granted to certain Fluent employees as a result of the Spin-off (“Transaction Grants”), and related share-based compensation expense of $5,409 was recognized in costs and expenses as part of spin-off transaction costs during the first quarter of 2018.

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

In total, share-based compensation expense of $15,548 resulting from the Acceleration and Spin-off Grants in connection with the Spin-off was recognized in loss on disposal of discontinued operations during the first quarter of 2018. See Note 3, “Discontinued operations,” for details.

Stock options

Details of share options activity during the six months ended June 30, 2018 were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2017	222,000	$12.59	5.4 years	$-
Expired	(85,000)	$9.15
Outstanding as of June 30, 2018	137,000	$14.72	2.8 years	$-
Options vested and expected to vest as of June 30, 2018	137,000	$14.72	2.8 years	$-
Options exercisable as of June 30, 2018	137,000	$14.72	2.8 years	$-

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on June 29, 2018 of $2.45 and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

The unvested balance of options is shown below for the six months ended June 30, 2018:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term
Unvested as of December 31, 2017	47,500	$8.96	7.9 years
Vested (1)	(47,500)	$8.96
Unvested as of June 30, 2018	-	$-	-

(1)	As discussed in “Spin-off of red violet” above, the vesting of 47,500 shares of stock options was accelerated as a result of the Spin-off of red violet.

Compensation expense for these stock options of $0 and $30 during the three months and $243 and $60 during the six months ended June 30, 2018 and 2017, respectively, was recognized and recorded in discontinued operations in the condensed consolidated statements of operations. As of June 30, 2018, there was no unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units, common stock grants and restricted stock

Details of unvested RSUs, common stock grants and restricted stock activity during the six months ended June 30, 2018 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2017	8,150,905	$9.27
Granted (1)	4,368,125	$2.65
Vested and delivered (2)	(11,455,574)	$7.63
Withheld as treasury stock (3)	(872,562)	$6.05
Vested not delivered (4)	3,761,068	$9.86
Forfeited	(201,959)	$5.13
Unvested as of June 30, 2018	3,750,003	$8.14

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

(1)

As discussed in “Spin-off of red violet” above, among the RSUs granted during the six months ended June 30, 2018, there were an aggregate of 304,000 shares of Spin-off Grants that vested and were delivered in the first quarter of 2018, and an aggregate of 2,041,000 shares of Transaction Grants that vested but were subject to deferred delivery over a three-year period.

(2)	Among the shares vested and delivered during the six months ended June 30, 2018, there were 6,273,318 shares that were vested but deferred from prior periods. See (4) below.
(3)

As discussed in Note 8, the increase in treasury stock was due to shares withheld to pay statutory withholding taxes upon the vesting of RSUs during the first quarter of 2018. As of June 30, 2018, there were 1,225,085 outstanding shares withheld as treasury stock.

(4)

Vested not delivered represent vested RSUs or common stock grants with delivery deferred to a future time. During the six months ended June 30, 2018, there was a net decrease of 3,761,068 shares included in “vested not delivered,” as a result of the delivery of common stock underlying RSUs included in “vested not delivered” in prior periods. As of June 30, 2018, there were 2,914,917 outstanding shares of RSUs or common stock grants included in “vested not delivered.”

The Company recognized compensation (included in sales and marketing expenses, general and administrative expenses, and discontinued operations in the condensed consolidated statements of operations, and intangible assets in the condensed consolidated balance sheets) for RSUs, common stock grants and restricted stock of $2,738 and $9,624 for the three months and $25,196 and $17,152 for the six months ended June 30, 2018 and 2017, respectively. The fair value of the RSUs and restricted stock was estimated using the market value of the Company’s common stock on the dates of grant, which were equivalent to the closing prices of the common stock on the grant dates.

As of June 30, 2018, unrecognized share-based compensation expense associated with the granted RSUs amounted to $12,966, which is expected to be recognized over a weighted average period of 1.9 years.

The share-based compensation for the Company’s stock options, RSUs, common stock grants and restricted stock were allocated to the following accounts in the condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Sales and marketing expenses	$709	$792	$1,475	$1,404
General and administrative expenses	1,905	7,302	2,378	13,544
Spin-off transaction costs	-	-	5,409	-
Discontinued operations	-	1,225	15,713	1,683
	2,614	9,319	24,975	16,631
Capitalized in intangible assets of continuing operations	124	133	283	188
Capitalized in intangible assets of discontinued operations	-	202	181	393
Total	$2,738	$9,654	$25,439	$17,212

10. Segment information

The Company previously had two reportable segments, Information Services and Performance Marketing. As a result of the Spin-off of red violet on March 26, 2018 and the resulting change in the Company’s management team, the composition of the Company’s reportable segments changed. As a result, the Company determined that there is only one reportable segment, Performance Marketing. This reflects the way the Company evaluates its business performance and manages its operations. The Company restated the segment information disclosures for the three and six months ended June 30, 2017 to reflect this change.

Revenue by geography is based on the location of the customers. A majority of revenue is generated from the United States, and the total revenue generated from outside of the United States was less than 10% for the three and six months ended June 30, 2018 and 2017.

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

11. Related party transactions

For the three and six months ended June 30, 2018 and 2017, material related party transactions were as follows:

Business Consulting Agreement

Pursuant to the Business Consulting Agreement, Marlin Capital held RSUs representing the right to receive 2,000,000 shares of the Company’s common stock, for consulting services provided by Marlin Capital. These RSUs were to vest annually beginning from October 13, 2015 only if certain performance goals of the Company were met. The shares underlying such RSUs would not have been delivered until October 13, 2018, unless there was a change of control of the Company, termination of the agreement by the Company without cause, or termination of the agreement by Marlin Capital for good reason. The Company determined the performance goals were met as of December 31, 2015. Share-based compensation expense of negative $1,792, as a result of the revaluation of the fair value of RSUs granted, and $311 for the three months and negative $1,792 and $619 for the six months ended June 30, 2018 and 2017, respectively, associated with shares under the Marlin Capital agreement, was recognized in general and administrative expenses. On March 12, 2018, the Company terminated the Business Consulting Agreement. The unvested 500,000 shares were accelerated and related share-based compensation expense of $906 was recognized fully in loss on disposal of discontinued operations during the first quarter of 2018. See Note 9, “Share-based compensation,” for details.

Promissory Notes

On December 8, 2015, the Company entered into the Promissory Notes, with an interest rate of 10% per annum, with certain investors, for aggregate financing of $10.0 million, pursuant to which the Company received $5.0 million from Frost Gamma, $4.0 million from Michael Brauser, and $1.0 million from another investor.

As of December 31, 2017, the principal amount plus accrued PIK interest of the Promissory Notes owing to Frost Gamma, Michael Brauser and such other investor were $5,574, $4,460 and $1,115, respectively. During the three and six months ended June 30, 2017, the Company repaid $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively. On March 26, 2018, as part of the Refinancing associated with the Spin-off of red violet, the principal amount plus accrued PIK interest of the Promissory Notes owing to Frost Gamma, Michael Brauser and such other investor, of $5,713, $4,570 and $1,143, respectively, was fully repaid. See Note 6, “Long-term debt, net,” for details.

Consulting Agreement

On September 6, 2017, the Company entered into the Consulting Agreement with Michael Brauser, effective as of June 23, 2017, for a term of four years, under which Mr. Brauser served as a strategic advisor to the Company but received no salary for such services. In consideration for Mr. Brauser’s services, the Consulting Agreement provided for continued vesting of all outstanding RSUs granted to Mr. Brauser under the Brauser Employment Agreement.

Share-based compensation expense of $302, associated with the Consulting Agreement, was recognized in general and administrative expenses for the three and six months ended June 30, 2018. In addition, upon the Acceleration, the remaining unvested 2,500,000 shares were accelerated, and related share-based compensation expense of $6,468 was recognized in loss on disposal of discontinued operations during the first quarter of 2018. The Consulting Agreement was terminated upon the Spin-off of red violet. See Note 9, “Share-based compensation,” for details.

Others

Effective on August 1, 2015, the Company entered into a consulting agreement with DAB Management Group Inc. (“DAB”) for DAB to provide consulting services (the “DAB Agreement”). DAB is owned by Daniel Brauser, a director of the Company at the time the DAB Agreement was entered into and the son of Michael Brauser. Under the DAB Agreement, the consulting service fee was $20 per month. The Company recognized consulting service fees of $0 and $60 for the three months and $60 and $120 for the six months ended June 30, 2018 and 2017, respectively. The DAB Agreement was terminated upon the Spin-off of red violet.

FLUENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

12. Subsequent Events

On July 9, 2018 the Company entered into First Amendments (the "First Amendments”) to the Amendments to Warrants and Agreements to Exercise (“Amended Whitehorse Warrants”) with (i) H.I.G. Whitehorse SMA ABF, L.P. regarding 46,667 warrants to purchase common stock of the Company, par value $0.0005 per share, at an exercise price of $3.00 per share; (ii) H.I.G. Whitehorse SMA Holdings I, LLC regarding 66,666 warrants to purchase common stock of the Company at an exercise price of $3.00 per share; and (iii) Whitehorse Finance, Inc. regarding 186,667 warrants to purchase common stock of the Company at an exercise price of $3.00 per share.  In November 2017, the Amended Whitehorse Warrants were exercised and the Company issued an aggregate of 300,000 shares of common stock of the Company (the “Warrant Shares”) to the warrant holders.  Pursuant to the First Amendments, the parties agreed to reduce the price per share at which the warrant holders have the right, but not the obligation, to require the Company to purchase from the warrant holders the Warrant Shares (the “Put Right”) to $3.8334 per share, to modify the period during which the Put Right can be exercised to the period commencing January 1, 2019 and ending December 15, 2019, and to modify the minimum price that the warrant holders can transfer any of the Warrant Shares to no less than $3.8334 per share. The reduction in the Put Right from $4.50 per share to $3.8334 per share was a result of the receipt by the Warrantholders of 40,000 shares of red violet common stock in the Spin-off and the Warrantholders’ subsequent sale of those shares for $200,000 in a private transaction.

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

Overview

Fluent, Inc. (“we,” “us,” “our,” “Fluent,” or the “Company”), formerly known as Cogint, Inc., a Delaware corporation, is an industry leader in data-driven digital marketing services. We focus on customer acquisition on behalf of our clients, which include over 500 leading consumer brands, direct marketers and agencies across a wide range of industries. Through our highly-scalable digital marketing campaigns, we have amassed a large, proprietary database of first-hand, self-declared consumer information and preferences. From our database, we develop custom segments of consumers, or audiences, that our clients are seeking to connect with, and deliver data and performance-based marketing executions that enable them to do so.

Our database currently contains over 190 million unique email addresses that we believe represent over 158 million unique individuals in the US. We have permission to contact the majority of them through multiple channels, such as email, home address, telephone, push notifications and SMS text messaging.

We leverage a suite of owned media properties and custom, interactive content to attract mass audiences, and engage them with surveys, polls and chat tools to learn about their lifestyles and preferences. On average, nearly 800,000 consumers register on our websites daily, providing their names, contact information and permission to provide them with promotional offers. According to comScore, we reach 14% of the US digital population on a monthly basis through our owned media properties. Over 80% of these consumers engage with Fluent’s properties on their mobile devices or tablets.

Our always-on, real-time capabilities enable us to continue compiling new insights on individuals who we have gained opt-in consent to market to, further enhancing our ability to operate effective performance marketing programs across a wide range of industries. As our database becomes more robust through further growth and additional insights, we believe our opportunity to expand our addressable client base and the efficiency of our performance-based campaigns improves. Industries we serve include financial and professional services, consumer goods, media and entertainment, health, and political, among others.

We previously had two reportable segments, Information Services and Performance Marketing. As a result of the Spin-off of red violet on March 26, 2018, as discussed below, and the resulting change in our management team, the composition of our reportable segments changed. As a result, we determined that there is only one reportable segment, Performance Marketing. This reflects the way our management team evaluates our business performance and manages our operations. We restated the segment information disclosures and related analysis in this section for the three and six months ended June 30, 2017 to reflect this change.

Spin-off of red violet

On March 26, 2018, we completed the previously announced spin-off (the “Spin-off”) of our risk management business from our digital marketing business by way of a distribution of all the shares of common stock of our wholly-owned subsidiary, Red Violet, Inc. (“red violet”), to our stockholders of record as of March 19, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of our common stock held on the Record Date, or to which they were entitled to under their warrant.

Following the Spin-off, our common stock continues trading on The NASDAQ Stock Market (“NASDAQ”), and red violet is an independent public company, whose shares are also traded on NASDAQ. Upon the Spin-off, red violet owns all of the subsidiaries which previously operated our risk management business.

In accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” the results of red violet are reflected in our condensed consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheet, loss from discontinued operations on the condensed consolidated statements of operations and cash activity from discontinued operations on the condensed consolidated statements of cash flows.

Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the Spin-off of red violet.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We periodically evaluate our estimates, including those related to revenue recognition, allowance for doubtful receivables, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For additional information, please refer to our 2017 Form 10-K. There have been no material changes to Critical Accounting Policies and Estimates disclosed in the 2017 Form 10-K.

Recently issued accounting and adopted standards

See Note 1(b), “Recently issued and adopted accounting standards,” in the Notes to Condensed Consolidated Financial Statements.

Second Quarter Financial Results

Three months ended June 30, 2018 compared to three months ended June 30, 2017:

•	Total revenue increased 12% to $56.9 million, from $51.0 million.
•	Net income from continuing operations was $2.6 million, compared to net loss from continuing operations of $8.3 million.
•	Net loss from discontinued operations was $0, compared to $12.1 million.
•	Basic earnings per share from continuing operations was $0.04, compared to a loss of $0.15 per share.
•	Adjusted EBITDA grew 53% to $10.9 million, based on net income of $2.6 million, from $7.1 million on $20.4 million of net loss.
•

Adjusted gross profit increased 42% to $23.0 million, from $16.3 million. Adjusted gross margin increased 800 basis points to 40%, from 32%. Adjusted EBITDA, adjusted gross profit and adjusted gross margin are non-GAAP financial measures.

Six months ended June 30, 2018 compared to six months ended June 30, 2017:

•	Total revenue increased 13% to $112.9 million, from $100.2 million.
•	Net loss from continuing operations was $2.9 million (inclusive of spin-off transaction costs of $7.7 million), compared to net loss from continuing operations of $18.1 million.
•	Net loss from discontinued operations was $21.1 million, compared to $15.0 million.
•	Loss per share from continuing operations was $0.04, compared to a loss of $0.33 per share.
•	Adjusted net income was $4.8 million (exclusive of spin-off transaction costs of $7.7 million), compared to a loss of $18.1 million.
•	Adjusted EBITDA grew 48% to $20.5 million, based on a net loss of $24.0 million, from $13.9 million on $33.1 million of net loss.
•	Adjusted basic earnings per share was $0.07, compared to a loss of $0.33 per share.
•

Adjusted gross profit increased 37% to $43.4 million, from $31.6 million. Adjusted gross margin increased 600 basis points to 38%, from 32%. Adjusted net income (loss), adjusted earnings (loss) per share, adjusted EBITDA, adjusted gross profit and adjusted gross margin are non-GAAP financial measures.

Second Quarter and Recent Business Highlights

•	Continued to expand margins through enhanced ad targeting and distribution.
•	Surpassed 1 million user registrations in UK beta launch.
•	Launched our first content-based mobile app to expand ad distribution.
•	Initiated partnership with Live Ramp to make Fluent’s first-party health-interest audiences available programmatically.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including adjusted EBITDA, adjusted net income (loss), adjusted earnings (loss) per share, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on US GAAP, adding back net loss from discontinued operations, interest expense, depreciation and amortization, share-based compensation expense, acquisition and restructuring costs, write-off of long-lived assets, and litigation and other costs, as noted in the tables below. Adjusted net income (loss) and the related basic and diluted per share amounts are non-GAAP measures equal to net income (loss) from continuing operations, the most directly comparable financial measure based on US GAAP, adding back the effect of spin-off transaction costs. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization) and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income (loss)	$2,645	$(20,409)	$(24,037)	$(33,134)
Net loss from discontinued operations	-	12,133	21,124	15,026
Interest expense, net	1,933	2,445	4,327	4,672
Depreciation and amortization	3,338	3,234	6,669	6,439
Share-based compensation expense	2,614	8,094	9,262	14,948
Acquisition and restructuring costs	317	1,650	3,030	2,318
Write-off of long-lived assets	-	-	-	3,626
Litigation and other costs	92	-	164	-
Adjusted EBITDA	$10,939	$7,147	$20,539	$13,895

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2018	2017	2018	2017
Net income (loss) from continuing operations	$2,645	$(8,276)	$(2,913)	$(18,108)
Add back: Spin-off transaction costs	-	-	7,708	-
Adjusted net income (loss)	$2,645	$(8,276)	$4,795	$(18,108)
Adjusted earnings (loss) per share:
Basic	$0.04	$(0.15)	$0.07	$(0.33)
Diluted	$0.03	$(0.15)	$0.06	$(0.33)
Weighted average number of shares outstanding:
Basic	75,282,042	54,778,046	71,318,930	54,297,536
Diluted (1)	78,196,959	54,778,046	74,233,847	54,297,536
(1)

The diluted weighted average number of shares outstanding for the three and six months ended June 30, 2018 is computed based on the basic weighted average number of shares outstanding plus the dilutive impact of outstanding restricted stock units as of June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenue	$56,935	$51,031	$112,924	$100,225
Cost of revenue (exclusive of depreciation and amortization)	33,893	34,781	69,556	68,578
Adjusted gross profit	$23,042	$16,250	$43,368	$31,647
Adjusted gross margin	40%	32%	38%	32%

We present adjusted EBITDA, adjusted net income (loss), adjusted earnings (loss) per share, adjusted gross profit and adjusted gross margin as supplemental measures of our operating performance because we believe they provide useful information to our investors as they eliminate the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. In addition, we use them as an integral part of our internal reporting to measure our performance, evaluate the performance of our senior management and measure the operating strength of our business.

Adjusted EBITDA, adjusted net income (loss), adjusted earnings (loss) per share, adjusted gross profit and adjusted gross margin are measures frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and is an indicator of the operational strength of our business. Adjusted EBITDA eliminates the uneven effect of considerable amounts of discontinued operations, interest expense, non-cash depreciation and amortization, share-based compensation expense, acquisition and restructuring costs, write-off of long-lived assets and certain litigation and other costs. Adjusted net income (loss) and adjusted earnings (loss) per share eliminate the effect of the spin-off transaction costs. Adjusted gross profit and adjusted gross margin are calculated by using cost of revenue (exclusive of depreciation and amortization).

Adjusted EBITDA, adjusted net income (loss), adjusted earnings (loss) per share, adjusted gross profit and adjusted gross margin are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income (loss) or net income (loss) as indicators of operating performance or to cash flows from operating activities as a measure of liquidity. The way we measure adjusted EBITDA, adjusted net income (loss), adjusted earnings (loss) per share, adjusted gross profit and adjusted gross margin may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue. Total revenue increased $5.9 million, or 12%, to $56.9 million for the three months ended June 30, 2018, from $51.0 million for the three months ended June 30, 2017. This increase was driven by increased adoption of our core performance-based marketing products across multiple advertiser verticals and media channels.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue decreased $0.9 million, or 3%, to $33.9 million for the three months ended June 30, 2018, from $34.8 million for the three months ended June 30, 2017. Our cost of revenue is primarily media costs associated with acquiring traffic from publishers or third-party intermediaries, such as advertising exchanges. We purchase media to acquire traffic for both our owned and operated websites and direct advertiser offers.

The total cost of revenue as a percentage of revenue declined to 60% from 68% for the three months ended June 30, 2018 compared to the corresponding period in 2017. This margin improvement is a result of enhanced audience segmentation, which enables optimization of performance marketing campaigns through targeting, as well as increased ad distribution with limited increases in corresponding costs.

Sales and marketing expenses. Sales and marketing expenses decreased $1.0 million, or 21%, to $3.7 million for the three months ended June 30, 2018, from $4.7 million for the three months ended June 30, 2017. Sales and marketing expenses consist of advertising and marketing, salaries and benefits, travel expenses incurred by our sales team, share-based compensation expense, provision for bad debts, and fulfillment costs associated with our promotional websites. Included in sales and marketing expenses was non-cash share-based compensation expense of $0.7 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively. The decrease in sales and marketing expenses was mainly due to a decrease in the provision for bad debt of $0.7 million.

General and administrative expenses. General and administrative expenses decreased $2.7 million, or 19%, to $11.5 million for the three months ended June 30, 2018, from $14.2 million for the three months ended June 30, 2017. For the three months ended June 30, 2018 and 2017, the amounts consisted mainly of employee salaries and benefits of $4.9 million and $2.7 million, non-cash share-based compensation expense of $1.9 million and $7.3 million, hosting and IT expenses of $1.6 million and $1.0 million, professional fees of $1.3 million and $0.4 million and acquisition and restructuring costs of $0.4 million and $1.7 million, respectively. The decrease was mainly the result of decreased share-based compensation expense and acquisition and restructuring costs, partially offset by an increase in employee salary and benefits.

Depreciation and amortization. Depreciation and amortization expenses remained relatively flat, increasing $0.1 million, or 3%, to $3.3 million for the three months ended June 30, 2018, from $3.2 million for the three months ended June 30, 2017.

Interest expense, net. Interest expense, net, represented mainly the interest expense and amortization of debt issuance costs associated with (i)  the term loan in the amount of $45.0 million (“Term Loan”) pursuant to a credit agreement entered in December 2015 (“Credit Agreement”), (ii) promissory notes payable to certain stockholders in the amount of $10.0 million (“Promissory Notes”) pursuant to agreements with certain stockholders in December 2015, (iii) the incremental term loan in the amount of $15.0 million (“Incremental Term Loan”, together with Term Loan, collectively, “Term Loans”), pursuant to the amendment No. 3 to Credit Agreement effective in January 2017 (the “Amendment No. 3”), and (iv) the refinanced term loan of $70.0 million (“Refinanced Term Loan”) pursuant to a Limited Consent and Amendment No. 6 to Credit Agreement effective on March 26, 2018 (the “Amendment No. 6”), which was utilized repay in full the remaining balance of the Term Loans and Promissory Notes on March 26, 2018. Interest expense, net, decreased $0.5 million, or 21%, to $1.9 million for the three months ended June 30, 2018, from $2.4 million for the three months ended June 30, 2017. The decrease was mainly attributable to the lower interest rate related to the Refinanced Term Loan. The long-term debt balance, including the current portion of long-term debt, net of unamortized debt issuance costs of $5.6 million, was $63.5 million as of June 30, 2018.

Income (loss) before income taxes from continuing operations. For the three months ended June 30, 2018, income before income taxes from continuing operations was $2.6 million, as compared to a loss before income taxes of $8.3 million for the three months ended June 30, 2017, inclusive of non-cash share-based compensation expense of $2.6 million and $8.1 million and depreciation and amortization of $3.3 million and $3.2 million, respectively. The change from loss before income taxes from continuing operations to income for the three months ended June 30, 2018 as compared to the corresponding period in 2017 was primarily due to the increase in revenue, decreased cost of revenue as a percentage of revenue and a decrease in share-based compensation.

Income taxes. Provision for income taxes was $0 for the three months ended June 30, 2018 and 2017. Our effective tax rate was 0% for the three months ended June 30, 2018 and 2017.

We recorded a full valuation allowance against our net deferred tax assets as of June 30, 2018 and 2017. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Based on our current earnings from continuing operations and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion, if not all, of the valuation allowance will no longer be needed. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for the period any such release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the level of profitability that we are able to actually achieve and the net deferred tax assets available.

On December 22, 2017, the tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, with the statutory federal income tax rate lowered to 21% from 34%, among other changes, effective on January 1, 2018.  As a result of our full valuation allowance at June 30, 2018 and December 31, 2017, the Tax Act did not have any material impact on the condensed financial statements. There have been no changes in estimates or additional guidance issued during the three months ended June 30, 2018 that would change our assessment of the tax impacts recorded through December 31, 2017.  We are still analyzing both the Federal and state impacts of various provisions of the Tax Act as additional future guidance is issued and newly obtained information is made available.  See Note 7, “Income Taxes”, included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss from discontinued operations. On March 26, 2018, we completed the Spin-off of red violet and the results of red violet through this date are reflected as discontinued operations. For the three months ended June 30, 2017, we had a net loss from operations of discontinued operations of $12.1 million compared with no discontinued operations activity for the same period in 2018. See Note 3, “Discontinued operations,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net income (loss). Net income of $2.6 million and net loss of $20.4 million was recognized for the three months ended June 30, 2018 and 2017, respectively, as a result of the foregoing.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenue. Total revenue increased $12.7 million, or 13%, to $112.9 million for the six months ended June 30, 2018, from $100.2 million for the six months ended June 30, 2017. This increase was driven by increased adoption of our core performance-based marketing products across multiple advertiser verticals and media channels.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $1.0 million, or 1%, to $69.6 million for the six months ended June 30, 2018, from $68.6 million for the six months ended June 30, 2017. Our cost of revenue is primarily media costs associated with acquiring traffic from publishers or third-party intermediaries, such as advertising exchanges. We purchase media to acquire traffic for both our owned and operated websites and direct advertiser offers.

The total cost of revenue as a percentage of revenue declined to 62% from 68% for the six months ended June 30, 2018 compared to the corresponding period in 2017. This margin improvement is a result of enhanced audience segmentation, which enables optimization of performance marketing campaigns through targeting, as well as increased ad distribution with limited increases in corresponding costs.

Sales and marketing expenses. Sales and marketing expenses decreased $0.7 million, or 8%, to $7.7 million for the six months ended June 30, 2018, from $8.4 million for the six months ended June 30, 2017. Sales and marketing expenses consist of advertising and marketing, salaries and benefits, travel expenses incurred by our sales team, share-based compensation expense, provision for bad debts, and fulfillment costs associated with our promotional websites. Included in sales and marketing expenses was non-cash share-based compensation expense of $1.5 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in sales and marketing expenses was mainly due to a decrease in the provision for bad debt of $0.7 million.

General and administrative expenses. General and administrative expenses decreased $6.7 million, or 25%, to $19.9 million for the six months ended June 30, 2018, from $26.6 million for the six months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, the amounts consisted mainly of employee salaries and benefits of $8.8 million and $6.2 million, hosting and IT expenses of $3.1 million and $1.8 million, non-cash share-based compensation expense of $2.4 million and $13.5 million, professional fees of $2.3 million and $0.9 million and acquisition and restructuring costs of $0.8 million and $2.3 million, respectively. The decrease was mainly the result of decreased share-based compensation expense and acquisition and restructuring costs.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million, or 4%, to $6.7 million for the six months ended June 30, 2018, from $6.4 million for the six months ended June 30, 2017. The increase in depreciation and amortization was mainly due to the amortization of software developed for internal use that became ready for its intended use since the end of the second quarter of 2017.

Write-off of long-lived assets. During the first quarter of 2017, the business of Q Interactive, LLC (“Q Interactive”), a subsidiary acquired by the Company in June 2016, was merged and fully integrated into Fluent, LLC (“Fluent LLC”), a subsidiary of the Company (“Q Interactive Integration”). As a result of the Q Interactive Integration, we wrote off $3.6 million, primarily relating to the remaining balance of the acquired proprietary technology and trade names acquired in the acquisition of Q Interactive. We included this amount in the costs and expenses as a write-off of long-lived assets. There was no such item during the six months ended June 30, 2018.

Spin-off transaction costs. During the first quarter of 2018, in connection with the Spin-off of red violet, an aggregate of $7.7 million was recognized in costs and expenses as spin-off transaction costs, including non-cash share-based compensation expense of $5.4 million as a result of the 2,041,000 shares of Transaction Grants (as defined in Note 9, “Share-based compensation” to “Notes to Condensed Consolidated Financial Statements”), and employee compensation of $2.3 million in cash.

Interest expense, net. Interest expense, net, represented mainly the interest expense and amortization of debt issuance costs associated with (i)  the Term Loan in the amount of $45.0 million, (ii) the Promissory Notes in the amount of $10.0 million, (iii) the Incremental Term Loan in the amount of $15.0 million, and (iv) the Refinanced Term Loan of $70.0 million, which was utilized to repay in full the remaining balance of the Term Loans and Promissory Notes on March 26, 2018. Interest expense, net, decreased $0.3 million, or 7%, to $4.3 million for the six months ended June 30, 2018, from $4.7 million for the six months ended June 30, 2017. The decrease was mainly attributable to the lower interest rate related to the Refinanced Term Loan. The long-term debt balance, including the current portion of long-term debt, net of unamortized debt issuance costs of $5.6 million, was $63.5 million as of June 30, 2018.

Loss before income taxes from continuing operations. For the six months ended June 30, 2018 and 2017, we had losses before income taxes from continuing operations of $2.9 million and $18.1 million, respectively, including one-time spin-off transaction costs of $7.7 million and $0 (inclusive of non-cash charges of $5.4 million and $0), other non-cash share-based compensation expense of $3.9 million and $14.9 million, depreciation and amortization of $6.7 million and $6.4 million, and write-off of long-lived assets of $0 and $3.6 million, respectively. The decrease in loss before income taxes from continuing operations for the six months ended June 30, 2018 as compared to the corresponding period in 2017 was primarily due to the increase in revenue with the decreased cost of revenue as a percentage of revenue, the decrease in share-based compensation expense and write-off of long-lived assets, which were partially offset with the one-time spin-off transaction costs of $7.7 million incurred during the first quarter of 2018.

Income taxes. Provision for income taxes was $0 for the six months ended June 30, 2018 and 2017. Our effective tax rate was 0% for the six months ended June 30, 2018 and 2017.

We recorded a full valuation allowance against our net deferred tax assets as of June 30, 2018 and 2017. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Based on our current earnings from continuing operations and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for the period any such release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to actually achieve and the net deferred tax assets available.

On December 22, 2017, the Tax Act was enacted, with the statutory federal income tax rate lowered to 21% from 34%, among other changes, effective on January 1, 2018.  As a result of our full valuation allowance at June 30, 2018 and December 31, 2017, the Tax Act did not have any material impact on the condensed financial statements. There have been no changes in estimates or additional guidance issued during the six months ended June 30, 2018 that would change our assessment of the tax impacts recorded through December 31, 2017.  We are still analyzing both the Federal and state impacts of various provisions of the Tax Act as additional future guidance is issued and newly obtained information is made available.  See Note 7, “Income Taxes”, included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss from discontinued operations. On March 26, 2018, we completed the Spin-off of red violet and the results of red violet through this date are reflected as discontinued operations. For the six months ended June 30, 2018 and 2017, we had net losses from discontinued operations of $21.1 million and $15.0 million, respectively. The increase in net loss from discontinued operations was primary attributable to the one-time loss on disposal of discontinued operations of $19.0 million, which was primarily comprised of non-cash items of $16.0 million, such as share-based compensation expense and write-off of unamortized debt costs in connection with the Spin-off, and cash items of $3.0 million, including spin-off related professional fees and employee compensation. See Note 3, “Discontinued operations,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. Net losses of $24.0 million and $33.1 million were recognized for the six months ended June 30, 2018 and 2017, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2018 and 2017 was $10.4 million and $6.6 million, respectively, which was mainly the result of the net loss from continuing operations of $2.9 million compared to $18.1 million for the six months ended June 30, 2018 and 2017, respectively, adjusted for certain non-cash items, such as depreciation and amortization, share-based compensation expense, and write-off of long-lived assets, of an aggregate $16.8 million and $25.6 million, respectively. In addition, net working capital increased by $3.4 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively.

Net cash used in operating activities from discontinued operations for the six months ended June 30, 2018 and 2017 was $5.8 million and $3.8 million, respectively. The increase was mainly due to the cash payments related to the loss on disposal of discontinued operations.

As a result of the foregoing, net cash provided by operating activities was $4.6 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively.

Cash flows used in investing activities. For the six months ended June 30, 2018 and 2017, net cash used in investing activities was $21.7 million and $4.3 million, respectively, which was mainly composed of net cash used in investing activities from continuing operations of $20.3 million and $0.7 million, and from discontinued operations of $1.4 million and $3.6 million, respectively.

Net cash used in investing activities from continuing operations for the six months ended June 30, 2018 and 2017 was mainly due to capital contributed to red violet of $19.7 million related to the Spin-off during the first quarter of 2018, with no comparable contribution in the previous year.

Cash flows provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2018 of $10.6 million was mainly the result of net proceeds of a registered direct offering in January 2018 of $13.4 million, the net proceeds from the Refinanced Term Loan of $67.2 million, which was largely offset with the repayments of the remaining balance of Term Loans and Promissory Notes of $67.1 million in March 2018 and taxes paid related to the net share settlement of vested restricted stock units of $2.0 million. Net cash provided by financing activities for the six months ended June 30, 2017 of $10.7 million was mainly the result of net proceeds from the Incremental Term Loan of $14.0 million in February 2017, partially offset by repayments of long-term debt of $2.6 million and taxes paid related to the net share settlement of vested restricted stock units of $0.7 million.

As of June 30, 2018, we had non-cancellable operating lease commitments of $0.6 million and Refinanced Term Loan of $69.1 million of principal balance. For the six months ended June 30, 2018, we funded our operations using available cash.

We reported net loss from continuing operations of $2.9 million and $18.1 million for the six months ended June 30, 2018 and 2017, respectively. By inclusion of net loss from discontinued operations, we reported net loss of $24.0 million and $33.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $191.5 million.

As of June 30, 2018, we had cash and cash equivalents of approximately $10.1 million, a decrease of $6.5 million from $16.6 million as of December 31, 2017, mainly as a result of the $19.7 million capital contrition to red violet in connection with the Spin-off. Based on projections of growth in revenue and operating results in the coming year, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We are continuing to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to stockholders.

During the first quarter of 2018, we refinanced an aggregate of $70.0 million for the repayments of the remaining balance of the Term Loans and Promissory Notes of an aggregate amount of $67.1 million on March 26, 2018 in connection with the Spin-off of red violet. As of June 30, 2018, the Refinanced Term Loan has an outstanding principal balance of $69.1 million and matures on March 26, 2023. The Credit Agreement and related Amendment No. 6 governing the Refinanced Term Loan contain restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs.

The Refinanced Term Loan is guaranteed by us and our direct and indirect subsidiaries and is secured by substantially all of our assets and those of our direct and indirect subsidiaries, including Fluent LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of: (a) either, at Fluent’s option, LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate plus 6.0% per annum, payable in cash. Principal amortization of the Refinanced Term Loan is $0.9 million per quarter commencing with the fiscal quarter ended June 30, 2018. The Refinanced Term Loan matures on March 26, 2023.

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ended June 30, 2018. While we are in compliance with the financial and other covenants as of June 30, 2018, we cannot assure that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain mandatory prepayment provisions, including quarterly prepayments of the Refinanced Term Loan with a portion of our excess cash flow and prepayment penalties if we prepay the Refinanced Term Loan before the fourth anniversary of the Amended Credit Agreement. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants and mandatory quarterly prepayment provisions and prepayment penalties could impair our ability to expand or pursue our business strategies or obtain additional funding.

Contractual Obligations

As of June 30, 2018, the Company has the following future contractual obligations:

(In thousands)	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter	Total
Lease agreements	$632	$-	$-	$-	$-	$-	$632
Debt	8,210	9,565	9,348	9,011	8,675	51,203	96,012
Employment agreements	575	425	-	-	-	-	1,000
Total	$9,417	$9,990	$9,348	$9,011	$8,675	$51,203	$97,644

The lease agreements represent future minimum rental payments due under non-cancellable operating leases. Debt of $96.0 million represents the payment of principal and interest on the Refinanced Term Loan. Employment agreements represent agreements with certain executives, including our Chief Executive Officer, President and Chief Operating Officer, which provide for compensation and certain other benefits and for severance payments under certain circumstances. The total future contractual obligations as of June 30, 2018 increased by $5.4 million from December 31, 2017, as adjusted by consideration of the Spin-off of red violet, which was primarily due to the increase in debt of $6.0 million resulting from the refinancing.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk for the effect of interest rate changes. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we have the principal amount of long-term debt in the aggregate of $69.1 million, including current portion of long-term debt. Our Refinanced Term Loan accrues interest at the rate of: (a) either, at Fluent’s option, LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate plus 6.0% per annum, payable in cash. Interest under the Refinanced Term Loan is payable monthly. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 10% increase in interest rates relative to our current interest rates would not have a material impact on the fair value of our outstanding long-term debt, net. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of the Refinanced Term Loan. A hypothetical 10% increase or decrease in overall interest rates as of June 30, 2018 would result in an impact to interest expense for the next twelve months by $0.6 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017, solely as a result of a material weakness in our internal control over financial reporting, as disclosed in our Annual Report on Form 10-K (“2017 Form 10-K”) and discussed below. Management has concluded that the material weakness that was present as of December 31, 2017 was also present as of June 30, 2018, and as such determined that the Company’s disclosure controls and procedures were not effective as of such date.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our 2017 Form 10-K, we did not adequately design and implement controls related to the recording of non-cash stock-based compensation specifically related to the measurement and recording of restricted stock unit (“RSU”) issuances to non-employees.

Remediation Status

To remediate the material weakness mentioned above, we have started to incorporate the following changes into the processes, procedures and internal controls currently in place to:

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes to our internal control over financial reporting during this quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings, are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2017 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our 2017 Form 10-K, aside from the following and except those risk factors that are specifically related to our previous risk management business and are no longer applicable to the Company following the Spin-off of red violet.

Our business and advertiser clients may be subject to sales and use tax and other taxes.

The application of sales and use tax, goods and services tax, business tax and gross receipt tax on our performance marketing/advertising services is complex and evolving. In general, sales of tangible personal property are subject to sales and use tax unless a specific exemption applies, while services are generally excluded from sales tax unless specifically subject to sales tax. Advertising services are considered a service and are generally not subject to sales and use tax except in a few states. Some states, including New York, impose a sales tax on “information services.”  In New York, the sales tax explicitly excludes “advertising” services from sales and use tax although the line between excluded advertising services and taxable information services may be, in practice, unclear. Further complicating the determination of the sales taxability of services is the need to determine where the taxable sale occurs – on the origin of the service or at the destination where the service is consumed. Either or both of the origin jurisdiction’s or the destination jurisdiction’s laws may apply to a single transaction that spans two or more states.

In addition, many state governments are increasingly looking for ways to increase revenues to make up for sales tax revenues lost from online sales of merchandise where online merchants with no physical presence in a state have, in general, not been required to collect and remit sales taxes. Some jurisdictions have implemented laws that require remote sellers of goods and services to collect and remit sales taxes on sales to customers within the jurisdiction based on economic nexus – where the business exceeds a dollar volume or number of transactions in the jurisdiction - even when the seller has no physical presence within the jurisdiction. On June 21, 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al, overturned prior law which required physical presence for nexus and endorsed economic nexus as a basis for South Dakota to require online merchants to collect and remit sales taxes, even when the online merchant has no physical presence in the buyer’s state.

About half of the states have adopted economic nexus as a basis to require online merchants to collect sales tax.  Most of the laws apply prospectively or have delayed effective dates.  More states may be expected to follow suit. The impact of the Wayfair decision on our business is uncertain. In states that adopt economic nexus and also tax specified enumerated services, if our services are found to be subject to that state’s sales tax on services, we may have to collect and remit sales tax, which adds complexity and compliance costs and, due to the increased overall cost of our service, could make our service offerings less attractive and adversely affect our business.

The General Data Privacy Regulation (“GDPR”) adopted by the European Union (“EU”), which took effect on May 25, 2018, as well as other regulatory and legal developments, are imposing new requirements and restrictions on entities involved in the collection, use and storage of personal information. These changes could increase our costs or impact our ability to collect personal information and generate revenue therefrom.

The GDPR imposes new requirements on entities and grants individuals new rights in connection with the collection, use and storage of the personal information of EU residents. Many of these new requirements are more restrictive than those under existing US law, and the individual rights granted by the GDPR are more expansive than the rights typically granted to US residents.  For example, under the GDPR an EU resident must affirmatively opt-in to receive email marketing (unless there is another basis to send the individual email marketing, as expressly permitted under the GDPR), while US residents can be sent commercial email unless and until they opt-out. The GDPR also grants EU residents the rights: (a) to be forgotten – the right to have their personal information removed from an entity’s database (as well as the databases of all third parties that received the information from that entity); (b) to modify their collected data; (c) to restrict use of their collected data; and (d) to “data portability” - the right to request that collected data be provided to the individual in a machine-readable, usable format.

The GDPR applies to our UK operations to the extent that the UK remains an EU member state, and it is likely that our UK operations will require compliance with data protection laws substantially similar to the GDPR following any exit by the UK from the EU (“Successor Legislation”).  Our UK operations have been designed, and are operated, in compliance with the GDPR. The fines for failing to comply with the GDPR are significant and the potential ways that the GDPR, or any Successor Legislation, could be applied to a business such as ours are uncertain. There can be no assurance that we will be able to maintain our UK operations in compliance with the GDPR or any Successor Legislation.

In addition, some of our advertiser clients have required that we deliver personal information to them that was collected and maintained in compliance with the GDPR for our U.S. operations. While we do not believe that the GDPR applies to our U.S. operations, if we are contractually required to comply with the GDPR in the U.S., that could increase our costs and expenses associated with providing advertising services.

We expect the trend towards enhanced regulation applicable to the collection, use, storage and sharing of personal information to continue. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which establishes requirements for businesses and grants individual rights similar to those contained in the GDPR. The CCPA, which takes effect in 2020, includes a right to be forgotten, a right for individuals to object to having their data shared with third parties and to be informed of what data is being shared. While significantly less restrictive than the GDPR, the CCPA will, nevertheless, require changes to our operations which may make it more challenging to operate our business as profitably as in the past.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	4/16/2018
3.2	Amended and Restated Bylaws.	8-K	001-37893	3.2	4/16/2018
4.1	Form of Common Stock Certificate.	8-K	001-37893	4.1	4/16/2018
10.1+	Amended and Restated Employment Agreement by and between Fluent, Inc. and Ryan Perfit dated May 7, 2018.	10-Q	001-37893	10.12	5/9/2018
10.2+	Fluent, Inc. 2018 Stock Incentive Plan.	8-K	001-37893	10.1	6/8/2018
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

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fluent, Inc.

August 8, 2018	By:	/s/ Ryan Perfit
Ryan Perfit
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)