Form 10-K
period 2018-12-31
Fluent, Inc.
filed 2019-03-18
CIK 1460329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-37893
___________________________________________________________________________
FLUENT, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________________________

Delaware	77-0688094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Vesey Street, 9th Floor
New York, New York 10282
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (646) 669-7272
33 Whitehall Street, 15th Floor
New York, New York 10004
(Former address of principal executive offices) (Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0005 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
On June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was approximately $82.0 million.
The number of shares outstanding of the registrant’s common stock, as of March 13, 2019, was 75,726,342.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FLUENT, INC.
TABLE OF CONTENTS FOR FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as "expects," "plans," "projects," "will," "may," "anticipates," "believes," "should," "intends," "estimates," and other words of similar meaning.
Actual results could differ materially from those contained in forward-looking statements. Many factors could cause actual results to differ materially from those in forward-looking statements, including those matters discussed below, as well as those listed in Item 1A. Risk Factors.

Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. Given these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Fluent’s management as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.

ii

PART I
Item 1. Business.
This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), which are incorporated herein by this reference.
Company Overview
Fluent, Inc. (“we,” “us,” “our,” “Fluent,” or the “Company”), a Delaware corporation formerly known as Cogint, Inc., is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly-scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which in 2018 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Financial Services, Retail & Consumer, Media & Entertainment, Staffing & Recruitment and Marketing Services.
We attract consumers at scale to our owned digital media properties primarily through promotional offerings and employment opportunities. On average, our websites receive over 900,000 first-party user registrations daily, which include users’ names, contact information and opt-in permission to present them with offers on behalf of our clients. According to comScore, we reach 12% of the U.S. digital population on a monthly basis through our owned media properties. Approximately 90% of these users engage with our media on their mobile devices or tablets. Our always-on, real-time capabilities enable users to access our media whenever and wherever they choose.
Once users have registered with our sites, we integrate proprietary direct marketing technologies to engage them with surveys, polls and other experiences, through which we learn about their lifestyles, preferences and purchasing histories. Based on these insights, we serve targeted, relevant offers to them on behalf of our clients. As new users register and engage with our sites and existing registrants re-engage, we believe the enrichment of our database enables expansion of our addressable client base and improves the effectiveness of our performance-based campaigns.
Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have permission to contact the majority of users in our database through multiple channels, such as email, home address, telephone, push notifications and SMS text messaging. We leverage our data primarily to serve advertisements that we believe will be relevant to users based on the information they have provided. We have also begun to leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising and identity resolution, as well as services-based models, such as marketing research and insights.

For the years ended December 31, 2018 and 2017, we recorded revenue of $250.3 million and $211.7 million, net income from continuing operations of $3.2 million and net loss from continuing operations of $31.7 million, and adjusted EBITDA of $44.1 million and $32.5 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss) from continuing operations, the most directly comparable financial measure based on US GAAP, adding back income taxes, interest expense, depreciation and amortization, share-based compensation expense, and other adjustments. See our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in the 2018 Form 10-K, and for further discussion and analysis of our results of operations, including a reconciliation of adjusted EBITDA from net income (loss) from continuing operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Market Opportunity
According to eMarketer, aggregate spending on digital media is expected to overtake aggregate spending on offline media in the U.S. for the first time in 2019. Industry spending on digital media is projected by eMarketer to exceed $129 billion in 2019, representing approximately 54% of total media spend in the U.S. Of this total media spend, the largest component is expected to represent media spend on mobile platforms, which is also anticipated to represent the fastest growing segment of U.S. media spend over the five years from 2018 through 2022, according to eMarketer. Further, according to the Interactive Advertising Bureau (“IAB”), performance-based advertising is the predominant industry pricing model, accounting for 61% of total U.S. digital advertising spending in the first half of 2018.
According to the IAB, marketers spent over $19 billion on data and related services and solutions in 2018 in the U.S., with the amount spent on digital data up approximately 37% over 2017 and exceeding, for the first time, amounts spent on traditional terrestrial data. Further, marketers are increasing their focus and spend on recognizing consumer identities and tracking consumer behaviors across channels and devices, rather than simply targeting their advertising based on anonymized online behaviors.
Key Challenges Facing our Clients
While performance-based pricing models dominate digital media spend, we believe that a significant portion of such spend represents an intermediary step in an advertiser’s process of securing new customers, such as a click on a banner advertisement. According to The Nielsen CMO Report, only one in four marketers reports a high level of confidence in their ability to measure the return on investment, or ROI, of their media spend. We believe advertisers are operating in an environment where greater accountability is being mandated and, therefore, are becoming increasingly focused on the ability to precisely measure return on their media spend.

In addition, many companies seeking to learn more about their existing customers or target new customers either gather data themselves or purchase data to inform their advertising and marketing strategies. However, the data they obtain is typically either not first-party, not sufficiently recent or not sufficiently complete. Moreover, these companies may not have the ability to capture real-time signals that are indicated by a consumer’s behavior, even if it is observable. As a result, we believe many companies who offer products and services to consumers do not have ready access to accurate consumer data or timely alerts through which they could programmatically target their advertising, nor the ability to resolve data sets and thereby confirm consumer identities or enrich data profiles.
Our Offerings and Solutions
We often provide performance marketing solutions to our clients based on their desired outcomes, or specific actions in their marketing funnels, including submission of a registration form, app installation or a completed transaction. As such, we believe our solutions are well-aligned with the needs and objectives of our clients, providing measurability, scalability and flexibility. In addition, by using the data consumers provide about themselves when registering on our sites, our advertiser clients are able to reach the precise audiences they are targeting through the modes of contact these consumers prefer and at the times they are most receptive to being contacted.
Performance Campaigns
For clients who seek the completion of certain actions by consumers, such as the submission of a registration form, the installation of a mobile application or a trial subscription of a good or service, we provide performance campaigns that meet the criteria specified by the client.
We bear the cost and risk of paying various media sources to generate consumer traffic to our digital media properties or to media properties owned or operated by our clients, without the assurance of a subsequent revenue-generating event from such activity. By leveraging our scale and expertise in acquiring consumer traffic, we effectively and efficiently enable our clients to define billable events and pricing tolerances that meet their profitability objectives, which may be difficult for them to achieve themselves economically, if at all.
Consumer Data
For clients who prefer to contact consumers through means such as direct mail, email, telephone and other channels by which they can operate or manage a campaign, we generally transmit contact information for consumers who meet certain qualifications dictated by the client. We generate revenue through the delivery of qualifying data and through certain performance-based triggers that may be met based upon the client’s subsequent efforts to contact and market to such consumers.
The data records we provide contain varying depths of user profiles, ranging from basic contact information to in-depth self-declared preferences and behaviors. We believe the scale and depth of first-party, self-declared information captured in our database and reflected in our data profiles is a competitive advantage in the industry. Many other providers of consumer data offer data or information that is inferred from a consumer’s behavior but not directly observed or stated by such a consumer. We believe our first-party data is more reliable and reflective of consumers' current interests and preferences.

Emerging Data Offerings

In 2018, we began to offer data sets pertaining to certain audience segments from our database in programmatic environments, thereby enabling advertisers, such as those in the healthcare industry, to leverage our data in an anonymized, privacy-minded manner to target high-intent prospects for their offerings. While this offering is still nascent, we believe the results achieved to date indicate the commercial viability of this incremental revenue stream for our existing database.

We have also begun to develop an offering through which clients that possess their own first-party databases can resolve them against our first-party data, in an effort to cleanse and enrich their data sets, as well as allow for the deployment of loyalty and retention programs, thereby enhancing and extending the lifetime value of their customer relationships.
Our Competitive Strengths
We believe our competitive strengths will continue to enable us to provide a compelling value proposition to our clients and drive differentiation of our offerings in the marketplace.
Scale and Ingenuity in Purchasing Media - Our ability to effectively access, at scale, channels and sources of media that supply consumer traffic to our media properties has been critical to our growth. Through hundreds of millions of dollars of media spend since our inception, we have gained knowledge and experience that we believe enable us to generate higher levels of profitability from given media sources, thereby enabling us to acquire media more competitively than others. This capability allows us to run thousands of campaigns simultaneously and cost-effectively for our clients at acceptable media costs and margins to us.
Proprietary and Innovative Technology Platform - We believe our internally-developed technology platform is unique in the industry, having been purpose-built for performance marketing and developed with a mobile-first user experience in mind since our founding in 2010. Our platform deploys proprietary machine-learning capabilities to build upon our experience with various promotional offers, consumer segments and advertisers, through which we continuously optimize our digital marketing campaigns.

Unique and Extensive Database of First-Party Consumer Information - We attract a substantial volume of consumers to our owned media properties on a daily basis and collect significant demographic, behavioral and other data as they engage with our direct marketing experiences. This data is utilized in real-time, as consumers respond to dynamically-populated survey questions, thereby enabling intelligently targeted ads to be served in response. This data is also stored and analyzed and can be further enhanced as consumers return to our sites and declare and exhibit additional preferences and behaviors through additional surveying, allowing for the development of deeper insights and additional monetization opportunities.
Sales and Marketing
We generate new sales primarily through our in-house sales team and we service established clients through our in-house account managers, who seek to optimize results for and expand our business with these clients.
Our Competition
Our traditional competitors have been digital marketing and database marketing services providers, online and traditional media companies, and advertising agencies. We believe the competitive landscape is changing and becoming more complex. We believe our data and our ad serving and customer acquisition technologies enable our clients to better target, engage, qualify and communicate with relevant consumers, in a more profitable manner, across web and in-app environments than our competitors.
Some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base.
Concentration
We have an extensive list of clients across a wide range of industries. For the years ended December 31, 2018 and 2017, there was no individual advertiser that accounted for more than 10% of the consolidated revenue or accounts receivable, net of the Company.

Additionally, as of December 31, 2018 and 2017, there was no individual third-party publisher through which we generated more than 10% of the Company’s consolidated revenue.
Corporate History
On March 20, 2015, the entity now known as Fluent, Inc. was incorporated in Delaware under the name Tiger Media, Inc. On April 30, 2015, Tiger Media, Inc. changed its name to IDI, Inc.
On December 9, 2015, IDI, Inc. completed the acquisition of Fluent, Inc., which merged into a wholly-owned subsidiary of IDI, Inc. and continued as the surviving company under the name Fluent, LLC. IDI, Inc. changed its name to Cogint, Inc. on September 26, 2016.
On March 26, 2018, Cogint, Inc. completed a spin-off (the "Spin-off") of its risk management business by way of a pro rata distribution of all the shares of common stock of its wholly-owned subsidiary, Red Violet, Inc. ("Red Violet"), to its stockholders of record as of March 19, 2018 (the "Record Date") and certain warrant holders.
Following the Spin-off, Cogint, Inc.’s common stock continued trading on The NASDAQ Stock Market ("NASDAQ"), and Red Violet became an independent public company, which owns all of the subsidiaries that previously operated Cogint Inc.'s risk management business.
On April 16, 2018, Cogint, Inc. changed its name to Fluent, Inc., and its common stock continued trading on NASDAQ under the ticker symbol "FLNT."
Our Intellectual Property
We rely on patent, trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our intellectual property rights. We have filed a patent application on our ad serving and lead generation system and also avail ourselves of applicable trade secret and unfair competition laws to protect our proprietary technology. With respect to our trademarks, we maintain a portfolio of perpetual common law and federally-registered trademark rights across several brands and domains relating to our business units, products, services and solutions. We claim copyright protection in our original content that is published on our websites and included in our marketing materials.
Regulatory Matters
Our business is subject to a significant number of federal, state, local and international laws, rules and regulations applicable to online advertising, commercial email marketing, telemarketing and text messaging, including, the Federal Trade Commission Act (the “FTC Act”), the Telephone Consumer Protection Act (“TCPA”), the General Data Privacy Regulation (the “GDPR”), the Do Not Call Implementation Act, the CAN SPAM Act of 2003 (“CAN-SPAM  Act”), the Telemarketing Sales Rule (“TSR”), the California Business & Professions Code § 17529 (the “California Anti- Spam Act”) and the Children's Online Privacy Protection Act ("COPPA"). We are also subject to laws, rules and regulations regarding data collection, privacy and data security, sweepstakes and promotions, intellectual property ownership and infringement, and taxation, among others. Some of our clients operate in regulated industries, such as financial services, credit repair, healthcare and medical services and secondary education, and, to the extent applicable, we must comply with the laws, rules and regulations applicable to marketing activities in those industries.
These laws, rules and regulations, which generally are designed to prevent deceptive practices in advertising, online marketing and telemarketing, protect individual privacy rights and prevent the misuse and unauthorized disclosure of personal information, are complex, change frequently and have tended to become more stringent over time. In addition, the application and interpretation of these laws, rules and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate.
Our Employees
We had 174 employees as of December 31, 2018, of which 170 were full-time employees. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement. We have not experienced any work stoppages and we believe we have an excellent relationship with our employees. Competition in the recruiting of personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Available Information
Fluent’s principal executive offices are located at 300 Vesey Street, 9th Floor, New York, New York 10282, and our telephone number is (646) 669-7272. Our internet website is www.fluentco.com. The website address provided in this 2018 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2018 Form 10-K and is not incorporated by reference in this 2018 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations website at http://investors.fluentco.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Item 1A. Risk Factors.
Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2018 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.
Risks Relating to Our Business
Our business is subject to a significant number of governmental laws and regulations. Compliance with these laws and regulations may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and failure to comply with them could subject us to civil or criminal penalties or other liabilities.
Our businesses are subject to regulation under the FTC Act, TCPA, Do Not Call Implementation Act, CAN-SPAM Act, TSR, the California Anti-Spam Act, COPPA, and other federal, state and local laws and regulations. These laws and regulations, which generally are designed to prevent deceptive practices in advertising, online marketing and telemarketing; protect the privacy of the public; and prevent the misuse of personal information available in the marketplace are complex, change frequently and have tended to become more stringent over time. We incur significant expenses in our attempt to ensure compliance with these laws and successfully defend ourselves in litigation.
These U.S. federal and state and foreign laws and regulations, which can be enforced by government entities or, in some cases, private parties, are constantly evolving and can be subject to significant change. Keeping or bringing our business in compliance with new laws may be costly and may adversely affect our revenue or results of operations. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate, and they may be interpreted and applied inconsistently across jurisdictions or with our current policies and practices. Parts of our business, which rely on third-party publishers to drive users to our sites, could be adversely impacted if we or any of our third-party publishers or clients violate applicable laws. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of such clients and, therefore, lead to reductions in their levels of business with us.
The following legal and regulatory developments could also have a material adverse effect on our business, financial condition or results of operations:

•
amendment, enactment or interpretation of laws and regulations that restrict the collection, access and use of personal information or reduce the availability or effectiveness of our solutions or the supply of data available;

•	changes in cultural and consumer attitudes in favor of further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;

•	our failure or the failure of our third-party publishers, service providers or clients to comply with laws or regulations, where mutual compliance is required;

•	failure of our solutions to comply with current laws and regulations; and

•	failure of our solutions to adapt to changes in the regulatory environment in an efficient, cost-effective manner.
Changes in applicable legislation or regulations that restrict or dictate how we collect, maintain, combine and disseminate information could adversely affect our business, financial condition or results of operations. In the future, we may be subject to significant additional expenses to ensure continued compliance with applicable laws and regulations and to investigate, defend or remedy actual or alleged violations.
We supply data to call center clients for telemarketing campaigns and manage text messaging campaigns, both of which may subject us or our clients to claims under the TCPA. In recent years, the TCPA has become a fertile source for both individual and class action lawsuits and regulatory actions. We have expended considerable resources to comply with the TCPA and defend ourselves against legal claims, in addition to costs to insure against TCPA-related claims, though we have not experienced material losses from TCPA claims to this point. Our failure to adhere to or successfully implement appropriate processes and procedures in response to and to defend against TCPA-related claims could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition and results of operations.
In connection with our third-party publishers’ email campaigns to generate traffic for our websites, we are subject to various state and federal laws regulating commercial email communications, including the CAN-SPAM Act and the California Anti-Spam Act. If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions, litigation or claims. Any negative outcomes from such regulatory actions or litigation or claims, including monetary penalties or damages, could have a material adverse effect on our business, financial condition, results of operation and reputation.

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to safeguard such data and user privacy could damage our reputation and brand and harm our business and results of operations.

The user profiles in our database contain user information such as name, age, personal address, phone number and email address. Our ability to provide services using that information is critical, and a breach of the security measures on our systems or on those of our third-party vendors could result in the misappropriation of either our proprietary information or the personal information of users that we collect, or the interruption or breakdown of our operations. Although we have physical and cyber security controls and associated procedures, we cannot guarantee that our websites, database and information technology systems, and those of our third-party service providers, will be free of security breaches, computer malware or viruses, phishing impersonation attacks, misplaced or lost data, programming and/or human errors, ransomware and similar incidents or disruptions from unauthorized use of our database and systems. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by users, or any interruptions, delays or website shutdowns, could harm our reputation and brand and expose us to a risk of litigation and possible liability, any of which could harm our business, financial condition and results of operations.

Our business is largely dependent on consumer-facing websites, which could become inaccessible due to service interruptions or subject to hacking or computer attacks. If our or our third-party publishers' websites are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not return as often in the future, or at all. As we grow and obtain more visibility, we may become more vulnerable to these types of attacks. Despite our implementation of security measures, techniques used to obtain unauthorized access, disable or degrade service, or sabotage networks continue to evolve in sophistication and volume and may not be recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures. Because our websites, database and systems are critical to our success, if an actual or perceived breach were to occur or if our websites or systems were to otherwise cease to function properly, our operations could be adversely affected, our advertiser clients and users could lose confidence and trust in us, and we could lose revenue or proprietary information, any of which could materially adversely affect our business.
We expend significant capital and other resources to protect against such threats or to remediate problems that could be caused by security breaches. Additionally, any server interruptions, breakdowns or system failures, including failures which may be attributable to events within our control, could increase our future operating costs and cause us to lose business. We maintain insurance policies covering losses relating to our network systems, business continuities or other cybersecurity liabilities. However, these policies may not cover the cost of any claims. Any disruptions in our systems, whether caused by hacking or otherwise, could have a material adverse effect on our future results.

In the event of unauthorized access or cyber-attacks, the integrity of our data may be affected. Security and privacy concerns, any actual or perceived unauthorized release of user information or any of the other issues described above could adversely affect our ability to maintain engagement of existing users or attract new users, cause users to resist providing the personal information necessary to our business, cause existing advertiser clients to cease doing business with us or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business, financial condition and results of operations.

Laws and regulations regarding privacy, data protection and the handling of personal information are complex and evolving. While we strive to comply with all legal and contractual obligations regarding these matters, any failure or perceived failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Because we store, process and use data, some of which contains personal information, we are subject to complex and evolving federal, state and foreign laws and regulations, as well as contractual requirements, regarding privacy, data protection and the collection, maintenance, protection, use, transmission, disclosure and disposal of personal information. These laws and regulations involve matters central to our business, including user privacy, data protection, content, intellectual property, electronic contracts and other communications, e-commerce, sweepstakes, rewards and other promotional marketing campaigns, competition, protection of minors, consumer protection, taxation, libel, defamation, internet or data usage, and online payment services. Both in the United States and abroad, these laws and regulations continuously evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate.

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent across jurisdictions and may conflict with other rules or our practices, or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put user information at risk and could, in turn, harm our reputation, business and results of operations.

Additionally, compliance with privacy and security laws, requirements and regulations may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third-party service providers, and enforcement actions.
Privacy concerns relating to our data collection practices and any perceived or actual unauthorized disclosure of personally identifiable information, whether through breach of our network by an unauthorized party, employee theft, misuse, or error, could harm our reputation, impair our ability to attract website visitors or to attract and retain clients, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by users, and thereby harm our business and results of operations. In addition, we could incur significant costs which our insurance policies may not cover and could cause us to expend significant resources in protecting against security breaches and complying with the multitude of state, federal and foreign regulations regarding data privacy and data breach notification obligations.
The GDPR adopted by the European Union (“EU”), which took effect on May 25, 2018, as well as other regulatory and legal developments, are imposing new requirements and restrictions on entities involved in the collection, use and storage of personal information. These changes could increase our costs or impact our ability to collect personal information and generate revenue therefrom.
The GDPR imposes new requirements on entities and grants individuals new rights in connection with the collection, use and storage of the personal information of EU residents. Many of these new requirements are more restrictive than those under existing U.S. law, and the individual rights granted by the GDPR are more expansive than the rights typically granted to U.S. residents.  For example, under the GDPR, an EU resident must affirmatively opt-in to receive email marketing (unless there is another basis to send the individual email marketing, as expressly permitted under the GDPR), while U.S. residents can be sent commercial email unless and until they opt-out. The GDPR also grants EU residents the rights: (a) to be forgotten, which entails the right to have their personal data removed from an entity’s database (as well as the databases of all third parties that received the personal data from that entity); (b) to modify their collected personal data; (c) to restrict use of their collected personal data; and (d) to “data portability,” which entails the right to request that personal data collected be provided to the individual in a machine-readable, usable format.
Our websites that are available to UK residents are subject to the GDPR for as long as the UK remains an EU member state, and it is likely that these websites will be subject to data protection laws substantially similar to the GDPR following any exit by the UK from the EU (“Successor Legislation”).  Our websites available to UK residents have been designed, and are operated, in compliance with the GDPR. The fines for failing to comply with the GDPR are significant and the potential ways that the GDPR, or any Successor Legislation, could be applied to a business such as ours are uncertain. There can be no assurance that we will be able to maintain these websites in compliance with the GDPR or any Successor Legislation. Additionally, if we expand into additional international markets, we may be subject to additional data protection laws.
In addition, some of our advertiser clients have required that the personal information we deliver to them be collected and maintained in compliance with the GDPR for our U.S. operations. While we do not believe that the GDPR applies to our U.S. operations, if we are contractually required to comply with the GDPR in the U.S., that could increase our costs and expenses associated with providing advertising services.
We expect the trend towards enhanced regulation and personal rights applicable to the collection, use, storage and sharing of personal information to continue. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which establishes requirements for businesses and grants individual rights similar to those contained in the GDPR. The CCPA, which takes effect in 2020, includes a right to be forgotten, a right for individuals to object to having their data shared with third parties and a right to be informed of what data is being shared. While significantly less restrictive than the GDPR, the

CCPA will, nevertheless, require changes to our operations which may have a material adverse effect on our business, financial condition and results of operations.
The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our clients or competitors are involved could distract management, increase our expenses or subject us to significant monetary damages or restrictions on our ability to do business.
Although we are not currently a party to any material legal proceedings, legal proceedings arise frequently in the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal (e.g., the FTC) or state (e.g., state attorneys general) authorities. Regardless of whether any claims in which we are involved have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations.
The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts, and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our clients or our competitors) that could diminish consumers' view of our services and/or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the complex and technical statutes to which we are subject, including state and federal financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to bring individual or class action lawsuits against us and obtain statutorily prescribed damages. Additionally, our clients might face similar proceedings, actions or inquiries which could affect their businesses and, in turn, our ability to do business with those clients.
While we do not believe that the outcome of any pending or threatened legal proceeding, investigation, examination or supervisory activity will have a material adverse effect on our financial position, such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us.
If we lose the services of any of our key personnel, it could adversely affect our business.
Our future success depends, in part, on our ability to attract and retain key personnel, including Ryan Schulke, our Chief Executive Officer, Matthew Conlin, our President, and other key employees in all areas of our organization, each of whom is important to the management of certain aspects of our business and operations and the development of our strategic direction, and each of whom may be difficult to replace. We carry “key man” life insurance policies on Mr. Schulke and Mr. Conlin in the amounts of $10.0 million and $15.0 million, respectively, the beneficiary of which is HIG Whitehorse, the holder of our $70.0 million term loans pursuant to the Credit Agreement dated December 8, 2015, (as amended, the “Credit Agreement”). The loss of the services of these key individuals and the process to replace these individuals could involve significant time and expense and could significantly delay or prevent the achievement of our business objectives.
Additionally, given the number of employees we have relative to our revenue, we rely heavily upon certain key employees to support different operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained.
We also believe that, as our business continues to grow, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, technical and operational personnel. Competition for such personnel is considerable, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel.
We attract a substantial majority of visitors to our websites through media purchases from third-party publishers, internet search providers and social media platforms. There is substantial competition for this web traffic, and any decline in the supply of media available through these third parties or increase in the price of this media could increase the cost to attract visitors to our websites and reduce our profitability.
Our success depends on our ability to attract users to our websites and generate revenues from their activities thereon in a cost-effective manner. A substantial majority of our revenue is attributable to visitor traffic originating from third-party publishers, including ad networks, social media platforms and search engines. Our ability to maintain the number of users who come to our and our third-party publishers’ websites is not entirely within our control. Third-party publishers can change the media inventory they make available to us at any time and/or place significant restrictions on our content offerings. Many of these publishers have their own guidelines on acceptable content, advertisements and the types of advertisers and websites that can advertise on their properties. These guidelines change frequently and can often be unpublished. If a third-party publisher decides not to make media inventory available to us, decides to demand higher pricing or a higher revenue share, or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfy our requirements in a timely and cost-effective manner.
Moreover, there is substantial competition for web traffic among both established media buyers and smaller operators, and we expect this competition to continue to increase, given the limited barriers to entry into the market. Additionally, if we expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Major internet search engine operators, such as Google, Yahoo! and Microsoft, as well as social media platforms such as Facebook, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide them significant competitive advantages. Past and possible future consolidation of online advertising networks has led to and could lead to further concentration of desirable inventory on websites or networks owned by a small number of persons or entities, which could affect pricing and availability of media inventory and web traffic available to us. Furthermore, many of our current and potential competitors enjoy other competitive advantages over us, such as longer operating histories, larger client bases, greater access to media inventory on high-traffic websites, and greater financial, technical and marketing resources. We cannot provide any assurance that we will be able to compete effectively against these competitors in order to acquire media inventory that meets our performance, price and quality requirements. If we are not able to do so, our business and results of operations could be adversely affected.
Our business could be harmed if we or our third-party publishers are unable to contact users through specific channels.
We and our third-party publishers use email, text messages, push notifications and telephone calls, among other channels, to reach users for marketing purposes. The laws and regulations governing such usage continue to evolve, and changes in technology, the marketplace, or consumer preferences may lead to the adoption of additional laws or regulations or changes in the interpretation of existing laws or regulations. If new laws or regulations are adopted, or existing laws and regulations are interpreted or enforced, to impose additional restrictions on our ability to send email, text messages or push notifications to users, or engage in telemarketing, we may not be able to communicate with users in a cost-effective manner.
Additionally, if email providers or internet service providers ("ISPs") implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to consumers or for consumers to access our websites and services. For example, certain email providers, including Google, may categorize our emails as “promotional,” and these emails may be directed to an alternate, and less readily accessible, section of a consumer’s inbox. If email providers materially limit or halt the delivery of emails advertising our websites, or if we fail to deliver emails to users in a manner compatible with email providers’ handling or authentication technologies, our ability to contact users through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed. Further, if ISPs prioritize or provide superior access to our competitors’ content, our business and results of operations may be adversely affected.
In addition, telephone carriers may block or put consumer warnings on calls originating from call centers. Consumers increasingly screen their incoming emails and telephone calls, including by using such tools and warnings, and therefore it is possible that users may not reliably receive our emails or telephone messages. If we are unable to contact users effectively by email or telephone as a result of legislation, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.
Additionally, as we expand our usage of text messaging and push notifications to contact users, we become more dependent on third-party providers that control the dissemination and deliverability of such communications. These third parties may include mobile operating systems, internet service providers, wireless carriers and internet browsers, each of which may have its own guidelines on acceptable content. These guidelines are subject to change, which could restrict our ability to re-engage mobile users, leading our results of operations to be adversely affected.
Third-party publishers or vendors may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients.
We generate a significant portion of our web visitors from online media that we purchase from third-party publishers. While we actively monitor our publishers’ activities, we cannot police all such behavior. Any activity by third-party publishers that clients view as potentially damaging to their brands, whether or not permitted by our contracts with our clients, could harm our relationships with such clients, in which instance they may refuse to pay or terminate their relationships with us, resulting in a loss of revenue. In addition, we may also face liability for any failure of our third-party publishers or vendors to comply with regulatory requirements. Users or clients may complain about the content of publisher ads or the methods by which ads are delivered by third-party publishers, which may expose us to lawsuits and regulatory scrutiny. Despite our efforts to monitor and deter unauthorized or unlawful actions by these third-party publishers, and to contractually limit our liability in such instances, it is possible that we could be held responsible for this behavior. As a result, we could be subject to costly litigation and, if we are unsuccessful in defending, could incur damages for the unauthorized or unlawful acts of third-party publishers or vendors.
Limitations on our or our third-party publishers’ ability to collect and use data derived from user activities, as well as new technologies that block our or our third-party publishers’ ability to deliver internet-based advertising, could significantly diminish the value of our services and have an adverse effect on our ability to generate revenue.
When a user visits our websites, we use technologies to collect information and use registration data provided by users and user responses to our dynamically populated survey questions to create robust user profiles, which we use in our targeted ad serving and consumer data offerings. The use of personal information is the subject of litigation, regulatory scrutiny and industry self-regulatory activities, including the discussion of “do-not-track” technologies and guidelines.
Technologies, tools, software and applications (including new and enhanced web browsers) have been developed, and are likely to continue to be developed, that can block or allow users to opt out of display, search and internet-based advertising and content, or shift the location where advertising appears on pages so that our advertisements are presented in less favorable locations or are obscured. Certain of these technologies only allow ads that are deemed “acceptable,” which could be defined in ways that place us at a disadvantage. Recently, app developers have developed ad blocking apps for smartphones and other mobile devices which may hinder marketing activities to smartphone users. As a result, the adoption of such technologies, tools, software, and applications could reduce the number of display and search advertisements that we or our third-party publishers are able to deliver and this, in turn, could adversely affect our business and results of operations.
Interruptions, failures or defects in our data collection systems, as well as privacy concerns and regulatory changes or enforcement actions affecting our ability to collect user data, could also limit our ability to analyze data from, and thereby optimize, our clients’ marketing campaigns. If our access to data is limited in the future, we may be unable to provide effective services to clients and may lose clients and revenue.
An increasing number of people are accessing the internet primarily from their mobile devices, including smartphones, tablets and other devices. Our ability to remain competitive with the shift to mobile devices, including the increasing prevalence of mobile apps, is critical to maintaining our revenue and profitability.
Mobile devices are increasingly becoming the primary means by which people access the internet. While we design and build our websites with a “mobile first” approach, we will need to ensure our websites continue to attract and engage users as they continue to shift their online interactions from desktop computers to smartphones, tablets and other next-generation platforms and devices. Mobile users have a more finite experience with our websites than desktop or laptop users, and there is a greater chance of interruption, which means we have a shorter timeframe in which to engage them. Additionally, the functionality and user experience associated with some mobile devices, as a result of smaller screen sizes, may make the use of our websites through such devices more difficult than through a desktop or laptop computer. Moreover, users are increasingly accustomed to using mobile applications, rather than internet browsers, to access information online. At this time, mobile applications are not a primary driver of our business, which could place us at a disadvantage in the marketplace. If we fail to effectively engage these users, our business and results of operations may be adversely affected. In addition, if our technology systems do not function as designed, we may experience a loss of confidence, data security breaches or lost sales, which could adversely affect our reputation and results of operations.
As new mobile devices and products are released, it is difficult to predict the problems we may encounter in optimizing our websites for these alternative devices, and we may need to devote significant resources to the development, support and maintenance of such websites. If we experience difficulties optimizing our websites, including problems with our relationships with providers of mobile operating systems (e.g., Apple or Google) or social media platforms such as Facebook, our growth and consumer acquisition capabilities may be impaired. If we fail to maintain the monetization of the mobile versions of our websites effectively, our business and results of operations may be adversely affected.
We are dependent upon third-party service providers in our operations.
We utilize numerous third-party service providers in our operations, and a failure by a third-party service provider could expose us to an inability to operate our websites, connect our advertiser clients with users and provide online marketing and advertising services. As with all software and web applications and systems, there may be, from time to time, technical malfunctions that arise with some of these third-party providers. It is possible that to remedy any such situation would require substantial time, resources and technical knowledge that we may not have or be able to acquire in a timely fashion. Additionally, some of these third-party service providers may face financial instability, which could lead to extended periods in which their platforms or applications are unavailable or fail to accurately track or account for online activity. If any of these platforms or applications goes down for an extended period of time, it is possible that we may lose clients and/or incur significant costs to either internalize some of these services or find suitable alternatives.
Our operations have grown significantly over the past several years, which may make it difficult to effectively manage any future growth and scale our products quickly enough to meet our clients’ needs while maintaining profitability.
We have historically experienced growth in our operations. This growth has placed, and any future growth will continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

•	successfully scale our technology to accommodate a larger business and integrate acquisitions;

•	maintain our standing with key vendors, including third-party publishers and media platforms;

•	maintain our client service standards;

•	develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures; and

•	hire, train and manage additional staff needed to manage future growth.
Our future success depends in part on the efficient performance of our ad serving and lead generation systems and technology infrastructure. As the number of websites and internet users and the amount of data collected increases, our technology infrastructure may not be able to meet the increased demand. Unexpected constraints on our technology infrastructure could lead to slower website response times or system failures and adversely affect the availability of websites and the level of user responses received, which could result in the loss of clients or revenue or have a material adverse effect on our business and/or results of operations.
In addition, our systems, procedures, processes and controls may be inadequate to support our future operations. The improvements required to manage growth may require us to make significant expenditures and reallocate valuable management resources. We may take on substantial costs to secure hosting and other technical services and data storage, upgrade our technology and network infrastructure to handle increased traffic on our owned-and-operated websites, and deploy new products and services. This expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and/or operational failures during our implementation, the quality of our products and services and our users’ experiences could decline. This could damage our reputation and cause us to lose current and potential users and clients. The costs associated with these adjustments to our infrastructure could harm our operating results. Accordingly, if we fail to effectively manage growth, our operating performance may suffer, and we may lose clients, key vendors and key personnel.
We also will likely need to continue to expand our workforce to meet the growing needs of our business. We operate in a specialized niche of the digital marketing and data marketplace, and there is a limited pool of experienced, qualified candidates. We may not be able to hire experienced qualified candidates if they are subject to non-competition restrictions imposed by prior employers. Finding and training suitable candidates can prove challenging, as the skills required to effectively and efficiently use our proprietary systems are not necessarily transferable from other businesses. If we are unable to effectively hire, train and manage a sufficient number of new employees, we may not be able to capitalize on opportunities and/or may not be able to continue to grow our business at past levels.
Historically, our quarterly and annual results of operations have rapidly improved due to several favorable factors, some of which are beyond our control. As we continue to grow, we may not be able to increase our market share and/or sustain our recent growth. Our inability to sustain our growth could cause our performance and outlook to be below the expectations of securities analysts and investors.
As we continue to grow our business, we may acquire additional businesses or personnel, which could divert our management’s attention, disrupt our operations or otherwise subject us to risks inherent in identifying, acquiring and operating newly-acquired business units.
As we continue to grow our business, we may, in the future, determine to do so through the acquisition of additional business units and personnel that we believe could complement or expand our current business or offer growth opportunities. We may experience difficulties in identifying potential acquisition candidates that complement our current business at appropriate prices, or at all. We cannot assure you that our acquisition strategy will be successful. We may spend significant management time and resources in analyzing and negotiating acquisitions or investments that are not consummated. Furthermore, the ongoing process of integrating an acquired business unit or personnel is distracting, time-consuming, expensive and requires continuous optimization and allocation of resources, which could disrupt our operations. Additionally, if we use stock as consideration for an acquisition, this would dilute our existing shareholders, and if we use cash, this would reduce our liquidity and impact our financial flexibility. We may seek debt financing for particular acquisitions, which may not be available on commercially reasonable terms, or at all. If we cannot overcome these and other challenges associated with a business acquisition strategy, we may not consummate or realize tangible benefits from any future acquisitions, which could impair our overall business results.
We operate in an industry that is rapidly evolving, which makes it difficult to evaluate our business.

We derive substantially all of our revenue from digital marketing services, which is an industry that has undergone rapid and significant changes in its relatively short history, and which is characterized by rapidly-changing internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing user and client demands. Our future success depends on our ability to effectively respond to the rapidly changing needs of our clients, as well as competitive technological developments and industry changes by developing or introducing new and enhanced solutions on a timely basis. As a result of this continual evolution, we face risks and uncertainties such as:

•	the rapidly evolving industry;

•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting our, our third-party publishers’, and our clients’ businesses;

•	our dependence on the availability and affordability of quality media from third-party publishers;

•	our ability to compete in our industry;

•	our ability to manage cybersecurity risks and costs associated with maintaining a robust security infrastructure;

•	our ability to maintain and expand existing client relationships;

•	our ability to develop new services, enhancements and features to meet new demands from our clients; and

•	our ability to comply with and avoid regulatory scrutiny in a rapidly evolving legal and regulatory environment.
If we are unable to address these risks, our business, financial condition and results of operations may be adversely affected.
Our success depends in part upon our ability to enhance and adapt our products and services to address the evolving needs of our clients and keep pace with rapidly changing technologies.
The digital media and marketing industry is characterized by rapidly changing standards and technologies, frequent new product and service introductions, and changing user and client demands. As our clients’ needs evolve, we will need to continue to enhance our services and solutions to address these needs in order to maintain these relationships. We have invested in developing new products, markets, services and technologies and plan to expand our work force to meet the needs of our clients and continue our revenue growth. However, based on our experience, new websites, products and services may be less predictable and have lower margins than more established websites, products and services. Further, we may not be able to develop and bring new products and services to market in a timely manner, or at all. The time, expense and effort associated with developing and offering new and enhanced products and services may be greater than anticipated. If we are unsuccessful in enhancing our websites, products and services, we may fail to maintain our profitability, attract new clients or grow our revenue. Moreover, if we are unable to develop and bring to market additional products and services, and enhancements thereto, in a timely manner, or at all, we could lose market share to competitors who are able to offer such new products and services, which could have a material adverse effect on our business, financial condition and results of operations.
Additionally, the introduction of new technologies and services, including voice assistance, artificial intelligence, internet-of-things and machine learning, and the emergence of new industry standards and practices related to these technological developments could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. In particular, as we continue to transition to cloud-based technology, we may face new and additional costs to operate our business.
While we continually make enhancements and other modifications to our proprietary technologies, such changes may contain design or performance defects that are not readily apparent. If our proprietary technologies fail to achieve their intended purpose or are less effective than technologies used by our competitors, our business could be harmed.

Our future success will depend in part on our ability to successfully adapt to our clients’ needs and the rapidly changing digital media formats and other technologies. If we fail to adapt successfully, it could damage our reputation and our relationships with our clients, which could have a material adverse effect on our business and results of operations.
Unfavorable publicity and negative public perception about our industry may damage our reputation, which could harm our business, financial condition and results of operations.
With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding online marketing, advertising and privacy matters, particularly as they relate to individual privacy interests. Certain other companies within our industry may engage in activities that others may view as unlawful or inappropriate. These activities by third parties, including our competitors, or even other data-focused industries, may be seen as indicative of participants in our industry and may therefore harm the reputation of all participants in our industry, including us. Moreover, any such unfavorable publicity or negative public perception could lead to digital publishers and platforms such as Facebook and Google changing their business practices or additional regulatory scrutiny or lawmaking, which could adversely affect us or our industry. Heightened scrutiny on the part of the public or regulators may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective clients’ demand for our products and services and adversely affect our business, financial condition and results of operations.
Our business is dependent on attracting a large number of visitors to our websites and providing inquiries, clicks, calls, application installations and customers to our clients, which depends in part on our reputation within the industry, with our clients and with users. Our ability to attract potential users and, thereby, clients, also depends in part on users receiving incentives, job listings, prizes, samples and other content, as well as attractive offers from our clients. If our users are not satisfied with the content of our websites, the incentives or opportunities offered or our clients’ offerings, our reputation and therefore our ability to attract additional clients and users could be harmed.
In addition, from time to time, we may be subject to investigations, inquiries or litigation by various regulators, which may harm our reputation, regardless of the outcome of any such action. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, class action litigation, or the disclosure of information security breaches or private information misuse, may adversely affect our business, financial condition and results of operations.
If we fail to compete effectively against other digital marketing and advertising companies or fail to meet performance metrics required by our clients, our business and results of operations may be harmed.

The market for digital marketing is intensely competitive, and we expect this competition to continue and to increase in the future, both from existing and new competitors. We compete for advertiser clients against other digital marketing companies on the basis of a number of factors, including return on investment of client’s marketing spending, price and client service. We compete for a share of our advertiser clients’ overall marketing budgets with online and traditional media companies, including:

•	traditional and digital advertising agencies;

•	major internet portals and search engine companies with advertising networks;

•	other digital marketing service providers, including online affiliate advertising networks and industry-specific portals or email marketing companies;

•	third-party publishers with their own sales forces that sell their online marketing services directly to clients;

•	in-house marketing groups within current or potential clients;

•	offline direct marketing agencies;

•	mobile and social media; and

•	television, radio, print and other traditional media format companies.
When our clients experience a reduction in their advertising budgets, newer media sources such as those we offer can often be the first expenditures to be cut. Our advertiser clients have expectations as to the quality and conversion rates of the leads that we generate and choose to do business with us based on the quality and convertibility of the leads we generate. The expectations of these clients may change over time, and the leads that we supply to our clients may not always meet these expectations. Conversion rates for leads can be impacted by factors other than the lead quality, many of which are outside our control. Such factors include the competition in our clients’ industries and the sales practices of our clients. Lower conversion rates could be even more likely as we expand our services and relationships with our clients by moving our conversion point further “down the funnel,” closer to where our clients are able to monetize the leads we provide. Our clients may curtail their advertising spend with us or stop using our services altogether if we fail to meet their expectations in terms of quality and convertibility of leads or otherwise fail to compete effectively against other online marketing and advertising companies.
Our top ten advertisers account for 27% of our revenue, and the loss of one or more of our major clients could adversely affect our business, financial condition and results of operations.
Our clients’ needs may fluctuate significantly from period to period, and such fluctuations could have a negative impact on our business and results of operations.
Because the majority of our contracts with our advertiser clients do not have fixed commitments, these clients have the ability to unilaterally terminate their agreements with us or materially reduce the amount of business they conduct with us at any time, with little or no prior notice. There is no guarantee that we will be able to retain or renew existing agreements with any of our clients on acceptable terms, or at all.
Moreover, while our websites receive an average of over 900,000 first-party user registrations daily, some of our advertiser clients seek specific sub-sets of these users and, despite the return they are able to achieve on the leads we provide, determine not to renew their agreements with us because we are unable to provide significant additional user profiles that meet their criteria.
Additionally, because of the nature of our performance-based agreements, we typically bear the costs of purchasing media without the guarantee of advertising spend by any particular advertiser client. In these contractual relationships, our advertiser clients pay us on a performance basis, whereby our right to receive payment is triggered when a user takes a particular action, such as signing up for an offer, downloading an app, or clicking on an ad and registering on an advertiser’s site. We buy media largely when a user lands on one of our sites or on a per-registration basis, and we must be able to generate more revenue from our users than our cost to acquire such users in order to be profitable. Our ability to do so is dependent on many factors, including having the right media sources to drive engaged users to our sites, providing content and experiences that engage users and displaying relevant advertisements and other content to users. Other factors, some of which are outside of our control, such as competition, changing consumer tastes and general economic conditions, may inhibit our ability to operate our business profitably, which could adversely affect our results of operations.
Our results are also subject to fluctuation as a result of seasonality and cyclicality in our and our clients’ businesses. For example, our fourth fiscal quarter ending December 31 is typically characterized by higher advertiser budgets, which can be somewhat offset by seasonal challenges of lower availability and/or higher pricing for some forms of media during the holiday period. Further, as reflected in data from the IAB, industry spending on internet advertising has generally declined sequentially in the first quarter of the calendar year from the fourth quarter. Similar to the industry overall, some of our clients have lower advertising budgets during our first fiscal quarter ending March 31; however, we believe that the breadth of industries in which our clients operate provides us with some insulation from these fluctuations.

In addition to variations in budgets from quarter to quarter, certain clients have budgets that start stronger at the beginning of quarterly or monthly periods, may reach limits during such periods and then may have needs to satisfy their performance objectives at the end of such periods. Beyond these budgetary constraints and buying patterns of clients, other factors affecting our business may include the macroeconomic conditions affecting the digital media industry and the various market verticals we serve. Poor macroeconomic conditions could decrease our clients’ advertising spending and, thereby, have a material adverse effect on our business, financial condition and results of operations.
We are exposed to credit risk from and occasionally have payment disputes with our clients, and we may not be able to collect on amounts owed to us.
Many of our clients are thinly capitalized and pose credit risks, and we may have difficulty collecting on amounts owed to us. Some of our clients may challenge the determination of amounts we believe they owe or may refuse to pay because of performance-related claims. In these circumstances, we may have difficulty collecting on amounts we believe are owed.
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
We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites, which could lead our clients to become dissatisfied with our campaigns and, in turn, lead to a loss of clients and related revenue. Click-through fraud occurs when automated systems (sometimes called "bots") are used to create an individual click on an ad displayed on a website, with the intent of generating a revenue share payment to the publisher, rather than an individual user actually viewing the underlying content. Action fraud occurs when online lead forms are completed with false or fictitious information in an effort to increase a publisher’s compensable actions. From time to time, we have experienced fraudulent clicks or actions, and the risk of fraud may increase as bots become more sophisticated and difficult to detect. We do not charge our clients for fraudulent clicks or actions when they are detected, and such fraudulent activities could negatively affect our profitability or harm our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and related revenue. Additionally, we have terminated and may, in the future, terminate our relationships with publishers who we believe to have engaged in fraud. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such publishers.
As a creator and a distributor of digital media content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, including materials provided by third parties. If we are required to pay damages or expenses in connection with these legal claims, our business and results of operations may be harmed.
We display original content and third-party content on our websites and in our marketing messages. As a result, we face potential liability based on a variety of theories, including deceptive advertising and copyright or trademark infringement. We believe that our use of any third-party brand names or marks falls within the “fair use” exception, but these third parties may disagree, and the laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis. We are also exposed to risk that content provided by third parties is inaccurate or misleading, and for material posted to our websites by users and other third parties. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. Although we maintain general liability insurance, our insurance may not cover potential claims of this type, or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our business, financial condition and results of operations.
Our business and advertiser clients may be subject to sales and use tax and other taxes.
The application of sales and use tax, goods and services tax, business tax and gross receipt tax on our digital marketing/advertising services is complex and evolving. In general, sales of tangible personal property are subject to sales and use tax unless a specific exemption applies, while services are generally excluded from sales tax unless specifically subject to such tax. Advertising services are considered a service and are generally not subject to sales and use tax, except in a few states. Some states, including New York, impose a sales tax on “information services.”  In New York, the sales tax explicitly excludes “advertising” services from sales and use tax; however, the line between excluded advertising services and taxable information services may, in practice, be unclear. Further complicating the determination of the sales taxability of services is the need to determine where the taxable sale occurs (i.e., on the origin of the service or at the destination where the service is consumed). Either or both of the origin jurisdiction’s or the destination jurisdiction’s laws may apply to a single transaction that spans two or more states.

In addition, many state governments are increasingly looking for ways to increase revenues to offset sales tax revenues lost from online sales of merchandise where online merchants with no physical presence in a state have, in general, not been required to collect and remit sales taxes. Some jurisdictions have implemented laws that require remote sellers of goods and services to collect and remit sales taxes on sales to customers within the jurisdiction based on economic nexus (i.e., where the business exceeds a dollar volume or number of transactions in the jurisdiction), even when the seller has no physical presence within the jurisdiction. On June 21, 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al, overturned prior law which required physical presence for nexus and endorsed economic nexus as a basis for South Dakota to require online merchants to collect and remit sales taxes, even when the online merchant has no physical presence in the buyer’s state.

Approximately half of the states have adopted economic nexus as a basis to require online merchants to collect sales tax.  Most of such laws apply prospectively or have delayed effective dates.  More states may be expected to follow suit. The impact of the Wayfair decision on our business is uncertain. In states that adopt economic nexus and also tax specified enumerated services, if our services are found to be subject to that state’s sales tax on services, we may have to collect and remit sales tax, which adds complexity and compliance costs and, due to the increased overall cost of our service, could make our service offerings less attractive and adversely affect our business.
If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.
Our ability to compete effectively depends upon our proprietary systems and technology. We rely on patent, trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants, advisers, client vendors and publishers. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our services or obtaining and using our proprietary information. Further, these agreements may not provide an adequate remedy in the event of unauthorized disclosures or uses, and we cannot assure you that our rights under such agreements will be enforceable. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary.
Policing unauthorized use of our proprietary rights can be difficult and costly. Litigation, while it may be necessary to enforce or protect our intellectual property rights, could result in substantial costs and diversion of resources and management attention and could adversely affect our business, even if we are successful on the merits. In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties.

Covenants in our Credit Agreement impose restrictions that may limit our operating and financial flexibility.

The Credit Agreement contains a number of significant restrictions and affirmative and negative covenants that may limit our ability to, among other things:

•	incur additional indebtedness;

•	make restricted payments, including dividends, distributions, stock repurchases or redemptions;

•	prepay, redeem or repurchase specified indebtedness;

•	create certain liens;

•	sell, transfer or otherwise convey certain assets;

•	make certain investments;

•	create dividend or other payment restrictions affecting subsidiaries;

•	enter into transactions with affiliates;

•	create unrestricted subsidiaries;

•	consolidate, merge or transfer all or substantially all of our assets or the assets of our subsidiaries;

•	enter into agreements containing certain prohibitions affecting us or our subsidiaries; and

•	enter into new lines of business.
In addition, the Credit Agreement contains financial covenants, which require us to maintain minimum EBITDA levels, total leverage ratios and fixed charge coverage ratios. The Credit Agreement also requires us to make scheduled mandatory principal repayments and requires that a portion of our “Excess Cash Flow,” as such term is defined in the Credit Agreement, be applied to prepay amounts borrowed under the Credit Agreement. These mandatory prepayments may reduce the amount of cash available to us to fund the growth of our business.

The Credit Agreement also includes significant penalties for prepayments other than the mandatory prepayments discussed above. The amount of these prepayment penalties is reduced annually over a three-year period. If we borrow additional amounts under the Credit Agreement, this three-year period restarts on the newly borrowed amounts. These prepayment penalties make it less attractive for us to make additional borrowings under the Credit Agreement and inhibit our ability to refinance our debt on terms that would be acceptable to us.

These covenants could materially adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand and pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot provide any assurance that we will be able to comply with such covenants. These restrictions also limit our ability to obtain future financings or to withstand a future downturn in our business or the economy in general. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

A breach of any covenant in the Credit Agreement or the agreements governing any other indebtedness that we may have outstanding from time to time would result in a default under that agreement after any applicable grace periods. A default, if not waived, could result in an acceleration of the debt outstanding under the agreement and in a default with respect to, and an acceleration of, the debt outstanding under other debt agreements. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at such time, it may not be on terms that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.
We may require additional capital in the future in order to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, financial condition and results of operations may be harmed.
We intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Disruptions in the global equity and credit markets may limit our ability to access capital.
To the extent that we raise additional funds by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline. Any debt financing, if available, may restrict our operations. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and results of operations.

We are a "smaller reporting company" and avail ourselves of certain reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a "smaller reporting company," as defined in the Securities Exchange Act of 1934, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "smaller reporting companies," including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a "smaller reporting company." We will remain a "smaller reporting company" until the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250 million or more and annual revenue as of our most recently completed fiscal year is $100 million or more, or the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.
Our management and independent auditors have identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.

The Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Maintaining and adapting our internal controls is expensive and requires significant management attention. Moreover, as we continue to grow, our internal controls may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance.

As described in Item 9A, “Controls and Procedures” of this 2018 Form 10-K, we concluded that our disclosure controls and procedures were not effective as of December 31, 2018 and that we had, as of such date, a material weakness in our internal control over financial reporting related to internal control deficiencies over the revenue recognition process; specifically, the aggregation of control deficiencies related to inadequate segregation of duties, significant deficiencies within the Company’s information technology general controls, and ineffective manual preventative and detective controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. This material weakness identified in Item 9A did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company. However, until the material weakness is remediated and our associated disclosure controls and procedures improved, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements.
We are evaluating and developing a plan, which will include the implementation of appropriate processes and controls to remediate the material weakness described above. While we work towards the design and implementation of these processes and controls, we may rely significantly on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective control environment. The implementation of new procedures and controls could be costly and distract management from other activities. Prior to the complete remediation of this material weakness, there remains a risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in errors in our consolidated financial statements. If the new controls being implemented to address the material weakness and to strengthen the overall internal control are not designed or do not operate effectively, if we are unsuccessful in implementing or following these new processes or if we are otherwise unable to remediate this material weakness, it may result in untimely or inaccurate reporting of our financial condition or results of operations.
In addition, although we review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting in the future. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements, which could result in violations of applicable securities laws and NASDAQ listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.
Risks Related to the Spin-off
Following the Spin-off, we face additional costs associated with being a standalone public company.
Prior to the Spin-off on March 26, 2018, Fluent and Red Violet shared certain elements of the corporate reporting structure, including many of the corporate governance and financial reporting functions. Because Fluent is now an independent company with a different management team, the corporate functions are no longer conducted or overseen at a separate corporate level. As a relatively new standalone public company, Fluent is continuing to develop its own policies, systems, processes and operations. Although many components of operating as a standalone public company are well established, there are a number of business and organizational changes that have been made and will need to be made in order to complete our transition to a new standalone public company.
Additionally, as a standalone public company, we are subject to the reporting requirements of the Exchange Act and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under Sarbanes-Oxley and the related rules and regulations of the SEC, as well as the rules of NASDAQ. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these requirements places additional demands on our legal, accounting, finance and investor relations staff and on our accounting, financial and information systems. We also may have additional legal and accounting compliance costs, including additional compensation expenses, as we may be required to hire additional legal, accounting, tax, finance and investor relations staff. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition or results of operations.
Prior to the Spin-off, the Company had a history of losses and negative cash flow from operations, and we may be unable to achieve some or all of the benefits that we expect to achieve as a stand-alone company.
Prior to the Spin-off, the Company incurred operating losses and had negative cash flow from operations, despite positive financial results from what was then the performance marketing segment of our business. Since the Spin-off, we have begun to generate net income and positive cash flow from continuing operations. We may not be able to achieve some or all of the benefits that we expect to achieve as a stand-alone operating company or such benefits may be delayed or may not occur at all, in which case, we may not be able to continue to generate positive cash flow from operations in the future.

Under the Separation Agreement, we agreed to indemnify Red Violet for certain liabilities.
Under the Separation Agreement, Fluent agreed to indemnify Red Violet for certain liabilities. Although no such liabilities are known or anticipated, we cannot assure you that liabilities will not arise. If we have to indemnify Red Violet for unanticipated liabilities, the cost of such indemnification obligations may have a material adverse effect on our financial performance.
Risks Related to Our Common Stock
Our stock price has been and may continue to be volatile and may be affected by market conditions beyond our control. As a result, the value of an investment in our common stock may decline.
The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, may have a significant impact on the trading price of our common stock:

•	additions or departures of key personnel;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	the emergence of new competitors or new technologies;

•	any major change in our board or management;

•	commencement of, or involvement in, litigation;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.
In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly-traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plans could have a dilutive effect on your investment in us.
During 2017 and 2018 we issued 22,807,585 shares of our common stock in connection with acquisitions, vesting of awards made under our 2008 Share Incentive Plan, our 2015 Stock Incentive Plan, and our 2018 Stock Incentive Plan (the "Plans" collectively), or for other business purposes. Also, as of December 31, 2018, an additional 9,352,658 shares underlying awards made under the Plans, outstanding warrants and other compensatory arrangements might vest and be delivered through 2021. The benefits derived by us from any future acquisition might not exceed the dilutive effect of the acquisition. Pursuant to the Plans, our board of directors has granted and may continue to grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards may have a dilutive effect on our common stock, which could cause our stock price to decline.
The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.
As of December 31, 2018, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned and have the ability to exercise some voting control over, in the aggregate, approximately 44.9% of our outstanding shares of common stock on a fully diluted basis. As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, which might affect the market price of our common stock.

We do not intend to pay cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock and we do not expect to declare or pay any cash dividends in the foreseeable future. Additionally, our Credit Agreement prohibits us from paying dividends on our equity securities, other than dividends on common stock which accrue (but are not paid in cash) or are paid in kind, or dividends on preferred stock which accrue (but are not paid in cash) or are paid in kind. As a result, you may only receive a return on your investment in our common stock if the trading price of your shares increases.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters are located at 300 Vesey Street, 9th Floor, New York, NY 10282, where we lease 42,685 rentable square feet of office space under an 84-month lease effective November 2018. We also have a Florida office located at 1499 W. Palmetto Park Road, Boca Raton, FL 33468, with 2,333 rentable square feet under a 40-month lease effective November 2018.
We believe our present facilities are suitable and adequate for our current operating needs.
Item 3. Legal Proceedings.
The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of such loss. We do not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated.
In addition, we may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of any such matters currently pending will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of such matters cannot be predicted with certainty, and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on The NASDAQ Global Market (“NASDAQ”) under the symbol “FLNT.” Before March 26, 2018, our common stock was listed on NASDAQ under the symbol “COGT,” and before September 26, 2016, our common stock was listed on the NYSE MKT under the symbol "IDI." As of March 13, 2019, there were 83 record holders of our common stock.
We paid no dividends and made no other distributions in respect of our common stock during our fiscal years ended December 31, 2018 and 2017, and we have no plans to pay any dividends or make any other distributions in the future. Our Credit Agreement prohibits us from paying dividends on our equity securities, other than dividends on common stock which accrue (but are not paid in cash) or are paid in kind, or dividends on preferred stock which accrue (but are not paid in cash) or are paid in kind.

Item 6. Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this 2018 Form 10-K. The fiscal year financial information included in the table below is derived from our audited consolidated financial statements. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017
Consolidated Statements of Operations:
Revenue	$250,280	$211,690
Income (loss) from operations	11,372	(21,018)
Net income (loss) from continuing operations	3,192	(31,706)
Net loss from discontinued operations	(21,124)	(21,500)
Net loss	$(17,932)	$(53,206)
Basic and diluted net income (loss) per share (1):
Continuing operations	$0.04	$(0.52)
Discontinued operations	$(0.28)	$(0.35)
Net loss	$(0.23)	$(0.87)
Weighted average number of shares outstanding:
Basic and diluted	76,705,877	61,153,069

Consolidated Statements of Cash Flows:
Net cash provided by operating activities from continuing operations	$29,319	$12,924
Net cash used in operating activities from discontinued operations	(5,835)	(10,411)
Net cash provided by operating activities	$23,484	$2,513
(1)Income (loss) per share tables may contain summation differences due to rounding.

	As of December 31,
(In thousands)	2018	2017
Balance sheets:
Total assets	$293,269	$316,999
Long-term debt, net, including promissory notes payable to certain shareholders, net	51,972	60,213
Total shareholders' equity	207,166	224,007

	Year Ended December 31,
(In thousands)	2018	2017
Net income (loss) from continuing operations	$3,192	$(31,706)
Income taxes	46	—
Non-cash loss on amendment of warrants	—	1,005
Interest expense, net	8,134	9,683
Write-off of long-lived assets	1,517	3,626
Depreciation and amortization	13,174	13,055
Share-based compensation expense	14,681	31,125
Acquisition and restructuring costs	3,149	5,541
Litigation and other costs	164	204
Adjusted EBITDA	$44,057	$32,533

See “Use and Reconciliation of Non-GAAP Financial Measures” set forth in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” for a discussion of our use of adjusted EBITDA.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K (“2018 Form 10-K”). This 2018 Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in the section titled "Cautionary Note Regarding Forward-Looking Statements" and in Part I, “Item 1A. Risk Factors” of this 2018 Form 10-K.

Overview
Fluent, Inc. is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly-scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which in 2018 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Financial Services, Retail & Consumer, Media & Entertainment, Staffing & Recruitment and Marketing Services.
We attract consumers at scale to our owned digital media properties primarily through promotional offerings and employment opportunities. On average, our websites receive over 900,000 first-party user registrations daily, which include users’ names, contact information and opt-in permission to present them with offers on behalf of our clients. According to comScore, we reach 12% of the U.S. digital population on a monthly basis through our owned media properties. Approximately 90% of these users engage with our media on their mobile devices or tablets. Our always-on, real-time capabilities enable users to access our media whenever and wherever they choose.
Once users have registered with our sites, we integrate proprietary direct marketing technologies to engage them with surveys, polls and other experiences, through which we learn about their lifestyles, preferences and purchasing histories. Based on these insights, we serve targeted, relevant offers to them on behalf of our clients. As new users register and engage with our sites and existing registrants re-engage, we believe the enrichment of our database enables expansion of our addressable client base and improves the effectiveness of our performance-based campaigns.
Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have permission to contact the majority of users in our database through multiple channels, such as email, home address, telephone, push notifications and SMS text messaging. We leverage our data primarily to serve advertisements that we believe will be relevant to users based on the information they have provided. We have also begun to leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising and identity resolution, as well as services-based models, such as marketing research and insights.

For the years ended December 31, 2018 and 2017, we recorded revenue of $250.3 million and $211.7 million, net income from continuing operations of $3.2 million and net loss from continuing operations of $31.7 million, and adjusted EBITDA of $44.1 million and $32.5 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss) from continuing operations, the most directly comparable financial measure based on US GAAP, adding back income taxes, interest expense, depreciation and amortization, share-based compensation expense, and other adjustments. See our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in the 2018 Form 10-K, and for further discussion and analysis of our results of operations, including a reconciliation of adjusted EBITDA from net income (loss) from continuing operations, see "Non-GAAP Financial Measures” and “Results of Operations” below.
We previously had two reportable segments, Information Services and Performance Marketing. As a result of the Spin-off of Red Violet on March 26, 2018, as discussed below, and the resulting change in our management team, the composition of our reportable segments changed. As a result, we determined that we had only one reportable segment, Performance Marketing, as of March 31, 2018. This reflects the way our management team evaluates our business performance and manages our operations. We restated the segment information disclosures and related analysis in this section for the year ended December 31, 2017 to reflect this change.
Spin-off of Red Violet
On March 26, 2018, we completed the spin-off (the "Spin-off") of our risk management business by way of a pro rata distribution of all the shares of common stock of our wholly-owned subsidiary, Red Violet, Inc. ("Red Violet"), to our stockholders of record as of March 19, 2018 (the "Record Date") and certain warrant holders.

Following the Spin-off, our common stock continues trading on The NASDAQ Stock Market ("NASDAQ"), and Red Violet became an independent public company. Upon the Spin-off, Red Violet owns all of the subsidiaries which previously operated our risk management business.
In accordance with Accounting Standards Codification ("ASC") 205-20, "Discontinued Operations," the results of Red Violet are reflected in our consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheet, loss from discontinued operations in the consolidated statements of operations and cash activity from discontinued operations in the consolidated statements of cash flows.
Certain amounts in the prior year's consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the Spin-off of Red Violet.

Trends Affecting our Business

Development, Acquisition and Retention of High Quality Targeted Media

A key challenge for our business is finding media sources that are of high quality and able to attract targeted users for advertiser clients at scale and in a cost-effective manner. In order to grow our business, we must be able to find, develop and retain quality targeted media sources that meet these needs. Consolidation of media sources, changes in search engine algorithms and increased competition for available media have, during some periods, limited and may in the future limit our ability to generate revenue at acceptable margins. To offset this impact, we have developed and continue to develop new media sources, including strategic partnerships with other marketing and media companies, as well as our own media properties. We have also focused on growing our revenue from email, mobile and social media traffic sources.

Seasonality and Cyclicality

Our results are subject to fluctuation as a result of seasonality and cyclicality in our and our clients’ businesses. For example, our fourth fiscal quarter ending December 31 is typically characterized by higher advertiser budgets, which can be somewhat offset by seasonal challenges of lower availability and/or higher pricing for some forms of media during the holiday period. Further, as reflected in data from the IAB, industry spending on internet advertising has generally declined sequentially in the first quarter of the calendar year from the fourth quarter. Similar to the industry overall, some of our clients have lower advertising budgets during our first fiscal quarter ending March 31; however, we believe that the breadth of industries in which our clients operate provides us with some insulation from these fluctuations.

In addition to variations in budgets from quarter to quarter, certain clients have budgets that start stronger at the beginning of quarterly or monthly periods, may reach limits during such periods and then may have needs to satisfy their performance objectives at the end of such periods. Beyond these budgetary constraints and buying patterns of clients, other factors affecting our business may include the macroeconomic conditions affecting the digital media industry and the various market verticals we serve.
Definitions, Use and Reconciliation of Non-GAAP Financial Measures
We report the following non-GAAP measures:
Media margin is defined as revenue minus cost of revenue (exclusive of depreciation and amortization) attributable to variable costs paid for media and related expenses. Media margin is also presented as percentage of revenue.
Adjusted EBITDA is defined as net income (loss) from continuing operations, excluding (1) income taxes, (2) non-cash loss on amendment of warrants, (3) interest expense, net, (4) write-off of long-lived assets, (5) depreciation and amortization, (6) share-based compensation expense, (7) acquisition and restructuring costs, and (8) litigation and certain other costs.
Adjusted net income is defined as net income (loss) from continuing operations, excluding (1) non-cash loss on amendment of warrants, (2) write-off of long-lived assets, (3) share-based compensation expense, (4) acquisition and restructuring costs, and (5) litigation and certain other costs. Adjusted net income is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from net income (loss) from continuing operations, which we believe is the most directly comparable GAAP measure:

	Year Ended December 31,
(In thousands)	2018	2017
Net income (loss) from continuing operations	$3,192	$(31,706)
Income taxes	46	—
Non-cash loss on amendment of warrants	—	1,005
Interest expense, net	8,134	9,683
Spin-off transaction costs	7,708	—
Write-off of long-lived assets	1,517	3,626
Depreciation and amortization	13,174	13,055
General and administrative expenses	36,007	55,094
Product development	5,279	2,578
Sales and marketing expenses	13,663	11,973
Non-media cost of revenue (1)	3,473	3,571
Media margin	$92,193	$68,879
Revenue	$250,280	$211,690
Media margin % of revenue	36.8%	32.5%
(1) Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.
Below is a reconciliation of adjusted EBITDA from net income (loss) from continuing operations, which we believe is the most directly comparable GAAP measure:

	Year Ended December 31,
(In thousands)	2018	2017
Net income (loss) from continuing operations	$3,192	$(31,706)
Income taxes	46	—
Non-cash loss on amendment of warrants	—	1,005
Interest expense, net	8,134	9,683
Write-off of long-lived assets	1,517	3,626
Depreciation and amortization	13,174	13,055
Share-based compensation expense	14,681	31,125
Acquisition and restructuring costs	3,149	5,541
Litigation and other costs	164	204
Adjusted EBITDA	$44,057	$32,533

Below is a reconciliation of adjusted net income from net income (loss) from continuing operations, which we believe is the most directly comparable GAAP measure:

	Year Ended December 31,
(In thousands, except share data)	2018	2017
Net income (loss) from continuing operations	$3,192	$(31,706)
Non-cash loss on amendment of warrants	—	1,005
Write-off of long-lived assets	1,517	3,626
Share-based compensation expense	14,681	31,125
Acquisition and restructuring costs	3,149	5,541
Litigation and other costs	164	204
Adjusted net income	$22,703	$9,795
Adjusted net income per share:
Basic and diluted	$0.30	$0.16
Weighted average number of shares outstanding:
Basic and diluted	76,705,877	61,153,069

We present media margin, adjusted EBITDA and adjusted net income as supplemental measures of our financial and operating performance because we believe they provide useful information to investors. More specifically:

Media margin is a measure of the efficiency of the Company’s operating model. We use media margin and the related measure of media margin as a percentage of revenue as primary metrics to measure the financial return on our media and related costs, specifically to measure the degree by which the revenue generated from our digital marketing services exceeds the cost to attract the consumers to whom offers are made through our services. Media margin is used extensively by our management to manage our operating performance, including evaluating operational performance against budgeted media margin and understanding the efficiency of our media and related expenditures. We also use media margin for performance evaluations and compensation decisions regarding certain personnel.

Adjusted EBITDA is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. Adjusted EBITDA excludes from net income (loss) from continuing operations items including (1) income taxes, (2) non-cash loss on amendment of warrants, (3) interest expense, net, (4) write-off of long-lived assets, (5) depreciation and amortization, (6) share-based compensation expense, (7) acquisition and restructuring costs, and (8) litigation and certain other costs, certain of which are recognized and recorded under GAAP in particular periods but which might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded, or may be non-recurring in nature. We consider an item to be non-recurring if it is infrequent or unusual and has not occurred in the past two years or is not expected to recur in the next two years, in accordance with SEC rules.

Adjusted net income and the related measure of adjusted net income per share exclude from net income (loss) from continuing operations items including (1) non-cash loss on amendment of warrants, (2) write-off of long-lived assets, (3) share-based compensation expense, (4) acquisition and restructuring costs, and (5) litigation and certain other costs, certain of which are recognized and recorded under GAAP in particular periods but which might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded, or may be non-recurring in nature. We believe adjusted net income affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net income from continuing operations.

Media margin, adjusted EBITDA and adjusted net income are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, net income (loss) from continuing operations as indicators of operating performance. None of these metrics are presented as measures of liquidity. The way we measure media margin, adjusted EBITDA and adjusted net income may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in our various agreements.
Results of Operations
Summary
Year ended December 31, 2018 compared to year ended December 31, 2017:

•	Revenue increased 18% to $250.3 million, from $211.7 million.

•	Net income from continuing operations was $3.2 million (inclusive of spin-off transaction costs of $7.7 million), compared to net loss from continuing operations of $31.7 million.

•	Net loss from discontinued operations was $21.1 million, compared to $21.5 million.

•	Basic earnings per share from continuing operations was $0.04, compared to a loss of $0.52 per share.

•	Media margin increased 34% to $92.2 million, from $68.9 million, representing 37% of revenue.

•	Adjusted EBITDA increased 35% to $44.1 million, based on a net income from continuing operations of $3.2 million, from $32.5 million, based on a net loss from continuing operations of $31.7 million.

•	Adjusted net income increased $12.9 million to $22.7 million, or $0.30 per share, from $9.8 million, or $0.16 per share.

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those respective periods:

	Year Ended December 31,
(in thousands)	2018		2017
Revenue	$250,280	100.0%	$211,690	100.0%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	161,560	64.6	146,382	69.1
Sales and marketing expenses	13,663	5.5	11,973	5.7
Product development	5,279	14.4	2,578	26.0
General and administrative expenses	36,007	2.1	55,094	1.2
Depreciation and amortization	13,174	5.3	13,055	6.2
Write-off of long-lived assets	1,517	0.6	3,626	1.7
Spin-off transaction costs	7,708	3.1	—	—
Total costs and expenses	238,908	95.5	232,708	109.9
Income (loss) from operations	11,372	4.5	(21,018)	(9.9)
Interest expense, net	(8,134)	(3.2)	(9,683)	(4.6)
Other expenses, net	—	—	(1,005)	(0.5)
Income (loss) before income taxes from continuing operations	3,238	1.3	(31,706)	(15.0)
Income taxes	(46)	—	—	—
Net income (loss) from continuing operations	3,192	1.3	(31,706)	(15.0)
Discontinued operations:
Loss from operations of discontinued operations, net of $0 income taxes	(2,084)	(0.8)	(21,500)	(10.2)
Loss on disposal of discontinued operations, net of $0 income taxes	(19,040)	(7.6)	—	—
Net loss from discontinued operations	(21,124)	(8.4)	(21,500)	(10.2)
Net loss	$(17,932)	(7.2)%	$(53,206)	(25.1)%
Year ended December 31, 2018 compared to year ended December 31, 2017
Revenue. For the year ended December 31, 2018, revenue increased $38.6 million, or 18%, to $250.3 million, from $211.7 million for the year ended December 31, 2017. The increase was primarily attributable to demand for our performance-based marketing services from certain existing clients and the addition of new clients. This demand was enabled by our ability to access incremental media supply and expand deployment of our lifecycle marketing initiative, which re-engages users who have previously interacted with our media properties.
Cost of revenue (exclusive of depreciation and amortization). For the year ended December 31, 2018, cost of revenue increased $15.2 million, or 10%, to $161.6 million, from $146.4 million for the year ended December 31, 2017. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from publishers and third-party intermediaries, such as advertising exchanges. We purchase media to acquire traffic for both our owned and operated websites and on behalf of third-party advertisers.

For the year ended December 31, 2018, cost of revenue as a percentage of revenue declined to 65%, compared to 69% for the year ended December 31, 2017. This improvement resulted, in large part, from our lifecycle marketing initiative, which provides increased advertising distribution with limited increases in corresponding costs. Additionally, enhanced ad targeting through the deployment of machine learning enabled increased monetization and supported the margin expansion.
Sales and marketing expenses. For the year ended December 31, 2018, sales and marketing expenses increased $1.7 million, or 14%, to $13.7 million, from $12.0 million for the year ended December 31, 2017. For the years ended December 31, 2018 and 2017, these expenses primarily consisted of employee salaries and benefits of $8.6 million and $7.5 million, and non-cash share-based compensation expense of $2.9 million and $2.3 million, respectively. The increase in sales and marketing expenses was primarily attributable to the expansion of our workforce to support growth in addition to an increase in performance-based compensation.
Product development. For the year ended December 31, 2018, product development increased $2.7 million to $5.3 million, from $2.6 million for the year ended December 31, 2017. For the years ended December 31, 2018 and 2017, the amounts consisted primarily of employee salaries and benefits of $4.1 million and $2.2 million, respectively. The increase in product development costs was the result of development and innovation of our existing offerings to consumers and advertisers, and development of new product offerings, including our emerging data offerings described in Item 1, "Business."
General and administrative expenses. For the year ended December 31, 2018, general and administrative expenses decreased $19.1 million, or 35%, to $36.0 million, from $55.1 million for the year ended December 31, 2017. For the years ended December 31, 2018 and 2017, these amounts primarily consisted of employee salaries and benefits of $17.5 million and $12.9 million, non-cash share-based compensation expense of $5.7 million and $28.4 million, professional fees of $4.9 million and $2.6 million, and acquisition and restructuring costs of $0.8 million and $4.7 million, respectively. The decrease in general and administrative expenses was mainly the result of decreased share-based compensation expense and acquisition and restructuring costs, partially offset by an increase in employee salaries and benefits, resulting from the expansion of our workforce to support growth in addition to an increase in performance-based compensation.
Depreciation and amortization. Depreciation and amortization expenses remained relatively flat year over year, at $13.2 million for the year ended December 31, 2018 and $13.1 million for the year ended December 31, 2017.
Write-off of long-lived assets. During the fourth quarter of 2018, we recognized $1.5 million of impairment loss related to software capitalized for internal use that had not yet been placed into service. During the first quarter of 2017, as a result of the Q Interactive Integration, we wrote off $3.6 million, primarily relating to the remaining balance of the acquired proprietary technology and trade names.
Spin-off transaction costs. During the first quarter of 2018, in connection with the Spin-off of Red Violet, we recognized an aggregate of $7.7 million in Spin-off transaction costs, including non-cash share-based compensation expense of $5.4 million as a result of the Transaction Grants (as defined in Note 12, "Share-based compensation" to "Notes to Consolidated Financial Statements"), and employee cash compensation of $2.3 million.
Interest expense, net. For the year ended December 31, 2018, interest expense, net, decreased $1.6 million, or 16%, to $8.1 million, from $9.7 million for the year ended December 31, 2017. The decrease was primarily attributable to a decline in our effective interest rate under our Refinanced Term Loan described below under "Liquidity and Capital Resources" and lower average debt obligations outstanding.
Other expenses, net. For the years ended December 31, 2018 and 2017, other expenses, net were $0.0 million and $1.0 million, respectively. For the year ended December 31, 2017, the amount represented a non-cash loss on amendment of warrants previously issued to certain warrant holders of the Company.
Income (loss) before income taxes from continuing operations. For the year ended December 31, 2018, income before income taxes from continuing operations was $3.2 million, compared to a loss before income taxes from continuing operations of $31.7 million for the year ended December 31, 2017. For the years ended December 31, 2018 and 2017, income (loss) before income taxes from continuing operations includes one-time Spin-off transaction costs of $7.7 million and $0.0 million (including non-cash charges of $5.4 million and $0.0 million), other non-cash share-based compensation expense of $9.2 million and $31.1 million, depreciation and amortization of $13.2 million and $13.1 million, and write-off of long-lived assets of $1.5 million and $3.6 million, respectively. For the year ended December 31, 2018, the change in income (loss) before income taxes from continuing operations as compared to the year ended December 31, 2017 was primarily due to an increase in revenue, a decreased cost of revenue as a percentage of revenue, and a decrease in share-based compensation expense, which were partially offset by one-time Spin-off transaction costs of $7.7 million incurred during the first quarter of 2018.

Income taxes. For the years ended December 31, 2018 and 2017, the provision for income taxes was $0.0 million, with an effective tax rate of 0%.
As of December 31, 2018 and 2017, the Company recorded a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on the Company’s history of losses, current earnings from continuing operations, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, the Company believes there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. Effective January 1, 2018, the statutory federal income tax rate was lowered to 21% from 34%, among other changes. As of December 31, 2018 and 2017, the Tax Act did not have any material impact on the Company’s consolidated financial statements, as a result of the existence of a full valuation allowance against the Company’s net deferred tax assets.
Net loss from discontinued operations. On March 26, 2018, we completed the Spin-off of Red Violet and, accordingly, the results of Red Violet through this date are reflected as discontinued operations. For the years ended December 31, 2018 and 2017, we had net losses from discontinued operations of $21.1 million and $21.5 million, respectively. For the year ended December 31, 2018, the net loss from discontinued operations was primarily attributable to the one-time loss on disposal of discontinued operations of $19.0 million, which was primarily comprised of non-cash items of $16.0 million, such as share-based compensation expense and write-off of unamortized debt costs in connection with the Spin-off, and cash items of $3.0 million, including Spin-off related professional fees and employee compensation.
Net loss. For the years ended December 31, 2018 and 2017, net losses were $17.9 million and $53.2 million, respectively, as a result of the foregoing.
Effect of Inflation
The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and the competitive environment within our industry.
Liquidity and Capital Resources
Cash flows provided by (used in) operating activities. For the years ended December 31, 2018 and 2017, net cash provided by operating activities from continuing operations was $29.3 million and $12.9 million, respectively, which were attributable primarily to an increase in net income from continuing operations to $3.2 million compared to a net loss from continuing operations of $31.7 million, adjusted for certain non-cash items, such as depreciation and amortization, share-based compensation expense, non-cash interest expense and related amortization and write-off of long-lived assets, among others of $31.4 million and $49.9 million, respectively. For the years ended December 31, 2018 and 2017, net working capital decreased by similar amounts of $5.3 million in each period.
For the years ended December 31, 2018 and 2017, net cash used in operating activities from discontinued operations was $5.8 million and $10.4 million, respectively. The decrease was attributable primarily to the additional three quarters of cash used in operating activities from discontinued operations during the year ended December 31, 2017, partially offset by cash payments of $3.0 million related to the loss on disposal of discontinued operations during the first quarter of 2018.
As a result of the foregoing, for the years ended December 31, 2018 and 2017, net cash provided by operating activities was $23.5 million and $2.5 million, respectively.
Cash flows used in investing activities. For the years ended December 31, 2018, and 2017, net cash used in investing activities was $22.6 million and $8.1 million, respectively, comprised of net cash used in investing activities from continuing operations of $21.2 million and $1.7 million, and net cash used in investing activities from discontinued operations of $1.4 million and $6.5 million, respectively.

Net cash used in investing activities from continuing operations in 2018 was primarily attributable to the capital contributed to Red Violet during the first quarter of 2018 of $19.7 million related to the Spin-off, with no comparable contribution in the previous year. Capitalized costs related to internally developed software were $1.2 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively, while purchases of property and equipment were $0.2 million and $0.7 million in those periods.
Cash flows provided by financing activities. For the year ended December 31, 2018, net cash provided by financing activities of $1.8 million, primarily attributable to the net proceeds of a registered direct offering in January 2018 of $13.4 million and the net proceeds from the Refinanced Term Loan of $67.2 million, which were largely offset by repayments of the principal balance of Term Loans and Promissory Notes of $76.8 million in connection with the Refinanced Term Loan described below, and taxes paid related to the net share settlement of vested restricted stock units of $2.0 million. For the year ended December 31, 2017, net cash provided by financing activities of $12.3 million was primarily attributable to the net proceeds from the Incremental Term Loan of $13.9 million in February 2017 and proceeds from the exercise of warrants of $3.5 million, partially offset by repayments of long-term debt of $4.3 million and taxes paid related to the net share settlement of vested restricted stock units of $0.7 million.
As of December 31, 2018, we had noncancelable operating lease commitments of $15.1 million and a Refinanced Term Loan with a $60.3 million principal balance. On October 10, 2018, we entered into a noncancelable lease agreement for a new office space with future lease commitments of $14.9 million. For the year ended December 31, 2018, we funded our operations using available cash.
As of December 31, 2018, we had cash, cash equivalents and restricted cash of approximately $19.2 million, an increase of $2.7 million compared to $16.6 million as of December 31, 2017, mainly as a result of cash provided by operations and financing activities, including net proceeds of a registered direct offering in January 2018 of $13.4 million, largely offset by a $19.7 million capital contribution to Red Violet in connection with the Spin-off. The ending balance of cash, cash equivalents and restricted cash includes a $1.5 million cash collateral account that was established and must be maintained in connection with our noncancelable lease agreement. The restricted cash is presented in non-current assets on the consolidated balance sheet as of December 31, 2018. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.
We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We continue to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of equity financing, may result in dilution to stockholders.
On March 26, 2018, we refinanced an aggregate of $70.0 million for the repayments of the remaining balance of the then outstanding term loans and promissory notes of an aggregate amount of $67.1 million, in connection with the Spin-off (the "Refinanced Term Loan"). As of December 31, 2018, the Refinanced Term Loan had an outstanding principal balance of $60.3 million. The Credit Agreement governing the Refinanced Term Loan contains restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants in the Credit Agreement may limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs.
The Refinanced Term Loan is guaranteed by us and our direct and indirect subsidiaries and is secured by substantially all of our assets and those of our direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of either, at Fluent, LLC's option, (a) LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate (generally equivalent to the U.S. prime rate) plus 6.0% per annum, payable in cash. Principal amortization of the Refinanced Term Loan is $0.9 million per quarter, commencing with the fiscal quarter ended June 30, 2018. The Refinanced Term Loan matures on March 26, 2023. As of December 31, 2018, we had additional borrowing capacity under the Refinanced Term Loan.
Commencing with the fiscal quarter ended June 30, 2018, the Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants. While we are in compliance with the financial and other covenants as of December 31, 2018, we cannot assure that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain prepayment provisions, including mandatory quarterly prepayments of the Refinanced Term Loan with a portion of our excess cash flow and prepayment penalties if we prepay the Refinanced Term Loan before March 26, 2022. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants and mandatory quarterly prepayment provisions and prepayment penalties could impair our ability to expand or pursue our business strategies or obtain additional funding.
January 2018 Registered Direct Offering
Pursuant to a definitive securities purchase agreement on January 10, 2018 with certain qualified institutional buyers, we issued an aggregate of 2,700,000 shares of common stock in a registered direct offering for gross proceeds of $13.5 million (the “January 2018 Registered Direct Offering”), with a purchase price of $5.00 per share, which was received in January 2018. Simultaneously, we issued to such buyers, for no additional consideration, warrants to purchase an aggregate of 1,350,000 shares of common stock. The warrants have an exercise price of $6.00 per share and are exercisable from the date of issuance and expire on July 11, 2020.
Off-Balance Sheet Arrangements
We do not have any outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. In addition, we do not engage in trading activities involving non-exchange traded contracts. In our ongoing business, we do not enter into transactions involving, or otherwise form relationships with, unconsolidated entities or financial partnerships that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon Fluent's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“US GAAP”). The preparation of these financial statements requires Fluent to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Fluent evaluates its estimates, including those related to revenue recognition, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our consolidated financial statements. Further details of the Company's accounting policies is available in Item 8, Financial Statements and Supplementary Data, Note 2, Summary of significant accounting policies.
Revenue recognition
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method applied to all contracts that were not completed contracts at the date of initial application. There was no impact on the opening balance of accumulated deficit on the consolidated balance sheet and statement of changes in shareholders' equity as of January 1, 2018 due to the adoption of ASC 606.
Revenue is recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration we expect to be entitled to in exchange for those goods or services. Our performance obligation is typically to (a) deliver data records, based on predefined qualifying characteristics specified by the customer or (b) generate conversions, based on predefined user actions (for example, a click, a registration or the installation of an app) and subject to certain qualifying characteristics specified by the customer.
We applied the practical expedient related to the review of a portfolio of contracts in reviewing the terms of customer contracts as one collective group, rather than by individual contract. Based on historical knowledge of the contracts contained in this portfolio and the similar nature and characteristics of the customers, we have concluded the financial statement effects are not materially different than accounting for revenue on a contract-by-contract basis.

Revenue is recognized upon satisfaction of the associated performance obligations. Customers simultaneously receive and consume the benefits provided as we satisfy our performance obligation. Furthermore, we elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure of progress, since we have a right to payment from a customer in an amount that corresponds directly with the value of the performance completed to date. Our revenue arrangements do not contain significant financing components. We have further concluded that revenue does not require disaggregation.
If there is a delay between the period in which revenue is recognized and when customer invoices are issued, revenue is recognized and related amounts are recorded as unbilled revenue in accounts receivable. In line with industry practice, the unbilled revenue balance is recorded based on internally-tracked conversions, net of estimated variances between this amount and the corresponding amount tracked and subsequently confirmed by customers. The majority of invoices included within the unbilled revenue balance are issued within the month directly following the period of service. Historical estimates related to unbilled revenue are not materially different from actual revenue billed.
Sales commissions are recorded at the time revenue is recognized and recorded in sales and marketing expenses. We have elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract.
In addition,we elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which we have the right to invoice for services performed.
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative step one assessment involves determining the fair value of each reporting unit using market participant assumptions. Effective, October 1, 2017, we early adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.
For purposes of reviewing impairment and the recoverability of goodwill, we make certain assumptions regarding estimated future cash flows and other factors in determining the fair values, including market multiples and discount rates, among others.
Prior to the Spin-off, we had two reportable segments, Information Services and Performance Marketing, which corresponded with two reporting units. As of October 1, 2017, we performed a quantitative step one assessment of our reporting units, the results of which evidenced that the estimated fair values of the reporting units substantially exceeded their respective carrying values. Subsequent to the Spin-off of Red Violet and the associated change in our management team, the composition of the reportable segments changed. As of March 31, 2018, we determined that we had one reportable segment corresponding with one reporting unit. As of October 1, 2018, we performed a quantitative step one assessment of its reporting unit. The results of this step one assessment evidenced that the estimated fair value of the reporting unit substantially exceeded its’ carrying value. As of December 31, 2018 and 2017, we concluded no impairment of its goodwill existed.
Intangible assets other than goodwill
Intangible assets are initially capitalized based on actual costs incurred, acquisition cost, or fair value if acquired as part of a business combination. These intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are the periods over which these assets are expected to contribute directly or indirectly to future cash flows. Intangible assets represent purchased intellectual property, software developed for internal use, acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements, including those resulting from acquisitions. Intangible assets have estimated useful lives of 2-20 years.
In accordance with ASC 350-40, Software - Internal-Use Software, we capitalize eligible costs, including applicable salaries and benefits, share-based compensation expense, travel expenses and other direct costs of developing internal-use software that are incurred in the application development stage, when developing or obtaining software for internal use. Once the internal use software is ready for its intended use, it is amortized on a straight-line basis over its useful life.

Finite-lived intangible assets are evaluated for impairment periodically, or whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. In evaluating intangible assets for recoverability, we use the best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360-10-15. To the extent that estimated future undiscounted cash inflows attributable to the asset less estimated future undiscounted cash outflows is less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value.
Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, operating expenses and terminal growth rates.
For the year ended December 31, 2018,we determined the value of certain intangible assets were not recoverable, as discussed in Note 7, Intangible Assets. As of December 31, 2018 and 2017, we reviewed the indicators for impairment and concluded that no additional impairment of its finite-lived intangible assets existed.
Share-based Compensation
We account for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under ASC 718, we measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and generally recognize such costs on a straight-line basis over the period the recipient is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, we begin recording share-based compensation when achievement of the performance criteria is deemed probable.
During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (ASC 718): Improvement to Employee Share-based Payment Accounting, which simplifies the accounting for share-based payment transactions, including income tax consequences. In connection with the adoption of this guidance, we made an accounting policy election to recognize forfeitures as they occur, on a retrospective basis, noting no material impact.
During the second quarter of 2018, we adopted ASU 2018-07, Compensation - Stock Compensation (ASC 718): Improvements to Non-employee Share-Based Payment Accounting, on a modified retrospective basis. This guidance expands the scope of employee share-based payment guidance under ASC 718 to include share-based payments to non-employees for goods and services. Prior to the adoption of ASU 2018-07, we accounted for share-based compensation for non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, share-based payment transactions with non-employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Fair value of the consideration is updated each reporting period until the performance required to receive the award is complete. We recognize the fair value as expense on a straight-line basis over the expected service period.
Income taxes
We account for income taxes in accordance with ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in income in the period that the change in tax rates or laws is enacted. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized based on management's review of historical results and forecasts.
On December 22, 2017, the tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, which resulted in significant modifications to existing tax law. As of December 31, 2018 and 2017, a full valuation allowance was recognized against the net deferred tax assets, and thus the Tax Act did not have a material impact on our consolidated financial statements, however, certain income tax disclosures, including the re-measurement of deferred tax assets and liabilities and related valuation allowance, and the effective income tax rate reconciliation, were affected. For the year ended December 31, 2017, we followed the guidance in SEC Staff Accounting Bulletin ("SAB") 118, which provided additional clarification regarding the application of ASC 740 in situations where a Company did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Act was enacted. SAB 118 provided for a measurement period beginning in the reporting period that includes the Tax Act’s enactment date and ending when we have obtained, prepared, and analyzed the information needed in order to complete the accounting requirements, but in no circumstances should the measurement period extend beyond one year from the enactment date. We completed all the accounting for the effects of the Tax Act within the measurement period ended December 22, 2018, which resulted in no changes to the amounts originally estimated.
ASC 740 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Our accounting policy is to accrue interest and penalties related to uncertain tax positions, if and when required, as interest expense and a component of other expenses, respectively, in the consolidated statements of operations.
Recently Issued Accounting Standards
In May 2014, FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (ASC 606), and additional changes, modifications, clarifications or interpretations thereafter. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The guidance includes indicators to assist an entity in evaluating whether it controls the good or service before it is transferred to the customer. The new revenue recognition standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). Effective January 1, 2018, we adopted ASC 606 using the modified retrospective method. The adoption of ASC 606 did not have a material impact on the consolidated balance sheets, statements of operations, cash flows or disclosures.
In February 2016, FASB issued ASU No. 2016-2, Leases (ASC 842), and additional changes, modifications, clarifications or interpretations thereafter, which require a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. We will adopt this guidance on a modified retrospective basis as of January 1, 2019, utilizing transition guidance introduced in ASU 2018-11, Leases: Targeted Improvements, and we expect to elect the ‘package of practical expedients,’ which provides permission not to reassess prior conclusions about lease identification, classification and initial direct costs.
We have not yet finalized our review of ASC 842, however, we expect that this standard will have a material effect on our consolidated balance sheets related to the recognition of new right-of-use assets and lease liabilities for real estate operating leases and will require additional disclosures about leasing activities. We do not expect the adoption to have an impact on our consolidated statements of operations or consolidated statements of cash flows. The accounting for capital leases is expected to remain substantially unchanged. Upon adoption of ASC 842, we will recognize, on a discounted basis, our minimum commitments under noncancelable operating leases on our consolidated balance sheets.
ASC 842 also provides practical expedients for an entity’s ongoing accounting. We will elect the short-term lease recognition exemption for all leases that qualify. Accordingly, we will not recognize right-of-use assets or lease liabilities for qualifying leases, including existing short-term leases in effect at the transition date, and will recognize those payments on the consolidated statements of operations on a straight-line basis over the lease term. Additionally, we will elect the practical expedient to not separate lease and non-lease components for all our leases.

In January 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, and additional changes, modifications, clarifications or interpretations thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (ASC 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance for certain cash flow issues, including contingent consideration payments made after a business combination and debt prepayment or debt extinguishment costs, among other areas. The guidance is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods therein, and early adoption is permitted. Effective January 1, 2018, we adopted ASU 2016-15, with such adoption having no material impact on the consolidated financial statements and related disclosures.
In March 2018, the FASB issued ASU No. 2018-5 ("ASU 2018-5"), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-5 amended ASC Topic 740, Income Taxes (ASC 740), to reflect SEC Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the impact of the Tax Act. The amendments in ASU 2018-5 are effective upon issuance. We adopted SAB 118 in the fourth quarter of 2017, and therefore our subsequent adoption of ASU 2018-5 in the first quarter of 2018 had no impact on our accounting for income taxes in the first quarter of 2018.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of employee share-based payment guidance under ASC 718, to include share-based payments to nonemployees for goods and services. The guidance is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods therein, and early adoption is permitted. Effective April 1, 2018, we adopted ASU 2018-07 on a modified retrospective basis. The adoption of ASU 2018-07 did not have a material impact on the consolidated financial statements and related disclosures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 8. Financial Statements and Supplementary Data.
Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of our independent registered public accounting firm are filed as part of this report, beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d–15(e)) as of the end of the period covered by this 2018 Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report, as a result of a material weakness in our internal control over financial reporting, which is discussed further below.
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
A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s evaluation of the effectiveness of our internal control over financial reporting described above, management identified a material weakness related to internal control deficiencies over the revenue recognition process; specifically, aggregation of control deficiencies related to inadequate segregation of duties, significant deficiencies within our information technology general controls, and ineffective manual preventative and detective controls. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). The material weakness described above did not result in a material misstatement to the Company’s consolidated financial statements for any period in the two-year period ended December 31, 2018. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with US. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton, LLP, as stated in their report on management’s internal control over financial reporting, which is also included in Item 8, “Financial Statements and Supplementary Data,” of this 2018 Form 10-K.
Remediation Efforts to Address Material Weakness
With the oversight of management and the audit committee of the Company’s board of directors, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness described above. We have undertaken an evaluation of the process and controls in place to determine the best course of action to remediating the specific findings identified, including strengthening of the control environment of the Company’s information technology systems.
Remediation of Previously Identified Material Weakness
In the Company's 2017 Form 10-K, Management identified and disclosed a material weakness in internal control over financial reporting related to the design and implementation of controls related to the recording of non-cash stock-based compensation, specifically related to the measurement and recording of restricted stock unit ("RSU") issuances to non-employees. In response to this material weakness, management strengthened processes regarding RSU issuances to non-employees. These processes include ensuring that all stock-based compensation issuances to non-employees are reviewed quarterly and any change in status from an employee to a non-employee who had received an RSU issuance is identified timely and that the accounting treatment is evaluated and properly recorded in accordance with generally accepted accounting principles. Management also updated the stock-based compensation accounting policies for non-employee RSU issuances and implemented processes to ensure that each non-employee stock-based compensation issuance has been specifically evaluated in accordance with the Company's policy. Management tested the implemented and improved controls during the fourth quarter of 2018 and found them to be effectively designed and operating, leading the Company to conclude that this material weakness had been remediated as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018.

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

2.2
Amendment No. 1 to Agreement and Plan of Merger dated December 8, 2015, by and among IDI, Inc., Fluent, Inc., the existing stockholders of Fluent, Inc., Fluent Acquisition I, Inc., Fluent Acquisition II, LLC and Ryan Schulke, solely in his capacity as representative of Sellers (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed December 10, 2015).

2.3	Membership Interest Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 8, 2016).
2.4
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

3.7	Certificate of Amendment to the Certificate of Incorporation of IDI, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).
3.8	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 16, 2018).
3.9	Amended and Restated Bylaws of Fluent, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 19, 2019).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 16, 2018).
4.2	Warrant issued to Intracoastal Capital, LLC, as amended, dated July 23, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015).
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
4.31
First Amendment to Amendment to Warrants and Agreement to Exercise with H.I.G. Whitehorse SMA ABF, L.P. dated July 9, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 13, 2018).

4.32
First Amendment to Amendment to Warrants and Agreement to Exercise with H.I.G. Whitehorse SMA Holdings I, LLC, dated July 9, 2018 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 13, 2018).

4.33
First Amendment to Amendment to Warrants and Agreement to Exercise with Whitehorse Finance, Inc., dated July 9, 2018 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 13, 2018).

10.1
Tiger Media, Inc. (formerly known as SearchMedia Holdings Limited) Amended and Restated 2008 Share Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K dated November 5, 2009 (File No. 333-158336)).+

10.2
Amendment to Tiger Media, Inc. Amended and Restated 2008 Share Incentive Plan effective September 13, 2011 (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 20-F dated April 19, 2013 (File No. 333-158336)).+

10.3
Amendment to Tiger Media, Inc. Amended and Restated 2008 Share Incentive Plan effective December 14, 2012 (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 20-F dated April 19, 2013 (File No. 333-158336)).+

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

10.7	Form of TBO Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 26, 2015).+
10.8
Securities Purchase Agreement dated as of July 23, 2015 between IDI, Inc. and Intracoastal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015).

10.9
Placement Agent Agreement dated July 23, 2015 between IDI, Inc. and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 28, 2015).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).
10.11
Form of Restricted Stock Unit Agreement with three year vesting, under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).+

10.12
Form of Restricted Stock Unit Agreement with four year vesting, under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).+

10.13
Form of Non-qualified Stock Option Agreement under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).+

10.14
Business Consulting Services Agreement dated October 13, 2014, between The Best One, Inc. and Marlin Capital Investments, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed April 15, 2015).

10.15
Form of Non-Plan Restricted Stock Unit Agreement dated as of September 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on August 14, 2015).

10.16	Form of Non-Plan Restricted Stock Unit Agreement dated as of October 2, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on August 14, 2015).
10.17
Contract for Services dated as of August 24, 2015 between IDI, Inc. and DAB Management Group Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015).

10.18	2015 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015).
10.19
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

10.20	Limited Consent and Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2016).
10.21	Securities Purchase Agreement, dated as of May 17, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016).
10.22	Placement Agent Agreement, dated as of May 17, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2016).
10.23	Exchange Agreement, dated as of May 18, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2016).
10.24
Limited Consent and Amendment No. 2 to Credit Agreement, dated September 30, 2016, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2016).

10.25	Securities Purchase Agreement, dated as of November 23, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).
10.26	Placement Agent Agreement, dated as of November 22, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 23, 2016).
10.27	Amendment to IDI, Inc. 2015 Stock Incentive Plan effective June 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement Form S-8 filed on June 3, 2016).+
10.28	Restricted Stock Unit Agreement with Michael Brauser (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement Form S-8 filed June 3, 2016).+
10.29	Restricted Stock Unit Agreement with Dr. Phillip Frost (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement Form S-8 filed June 3, 2016).+
10.30
Amendment No. 3 to Credit Agreement, dated as of January 19, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 14, 2017).

10.31
Written Consent and Voting Agreement dated September 6, 2017, by and among certain Consenting Stockholders and Blue Focus International Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.32
Stockholders’ Agreement dated September 6, 2017, by and among certain Consenting Stockholders and BlueFocus International Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.33
Third Amendment to Employment Agreement dated September 6, 2017, by and between Cogint, Inc. and James Reilly (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed September 7, 2017).+

10.34
Consulting Services Agreement, effective as of June 23, 2017, by and between Cogint, Inc. and Michael Brauser (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed September 7, 2017).

10.35
Amendment No. 4 to Credit Agreement, dated as of August 7, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.36
Amendment No. 5 to Credit Agreement, dated as of November 3, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.37	Securities Purchase Agreement, dated as of January 10, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2018).
10.38
Separation and Distribution Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.39
Amended and Restated Tax Matters Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.40
Employee Matters Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.41
Transition Services Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.42
Limited Consent and Amendment No. 6 to Credit Agreement, dated as of March 26, 2018, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 27, 2018).

10.43
Employment Agreement, by and between Fluent, LLC and Ryan Perfit, dated January 16, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on March 27, 2018). +

10.44
Amendment to Employment Agreement, by and between Fluent, Inc. and Ryan Perfit, dated October 2, 2014 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on March 27, 2018). +

10.45
Amended and Restated Employment Agreement, by and between Fluent, Inc. and Ryan Perfit, dated May 7, 2018 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2018). +

10.46
Employment Agreement, by and between Fluent, LLC and Donald Patrick, effective as of January 8, 2018 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on March 27, 2018). +

10.47	Amendment to IDI, Inc. 2015 Stock Incentive Plan, effective January 8, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 filed on April 6, 2018).
10.48	Fluent, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2018).
10.49
Amendment No. 7 to Credit Agreement, dated as of September 10, 2018, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2018).

10.50
Employment Agreement, by and between Fluent, Inc. and Ryan Schulke, dated September 11, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 12, 2018). +

10.51
Employment Agreement, by and between Fluent, Inc. and Matthew Conlin, dated September 11, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on September 12, 2018).+

10.52
Amendment No. 8 to Credit Agreement, dated as of October 12, 2018, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2018).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K filed on September 26, 2016).
21.1	Subsidiaries of Fluent, Inc.*
23.1	Consent of Grant Thornton LLP.*
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
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2019		FLUENT, INC.

	By:	/s/ Ryan Schulke
Ryan Schulke
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan Schulke	Chairman and Chief Executive Officer	March 18, 2019
Ryan Schulke	(Principal Executive Officer)

/s/ Alexander Mandel	Chief Financial Officer	March 18, 2019
Alexander Mandel	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew Conlin	President and Director	March 18, 2019
Matthew Conlin

/s/ Peter Benz	Director	March 18, 2019
Peter Benz

/s/ Andrew Frawley	Director	March 18, 2019
Andrew Frawley

/s/ Donald Mathis	Director	March 18, 2019
Donald Mathis

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Fluent, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Fluent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 18, 2019 expressed an adverse opinion.
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

New York, New York
March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Fluent, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Fluent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
As of December 31, 2018, management disclosed a material weakness around the design and effectiveness of its controls over revenue recognition.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 18, 2019 which expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP

New York, New York
March 18, 2019

FLUENT, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$17,769	$16,564
Accounts receivable, net of allowance for doubtful accounts of $1,751 and $1,624 as of December 31, 2018 and 2017, respectively	48,652	36,278
Prepaid expenses and other current assets	1,971	1,865
Current assets of discontinued operations	—	2,274
Total current assets	68,392	56,981
Restricted cash	1,480	—
Property and equipment, net	1,380	687
Intangible assets, net	61,812	74,354
Goodwill	159,791	159,791
Other non-current assets	414	1,097
Non-current assets of discontinued operations	—	24,089
Total assets	$293,269	$316,999
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$7,855	$7,408
Accrued expenses and other current liabilities	21,566	14,967
Deferred revenue	444	265
Current portion of long-term debt	3,500	2,750
Current liabilities of discontinued operations	—	7,389
Total current liabilities	33,365	32,779
Promissory notes payable to certain shareholders, net	—	10,837
Long-term debt, net	51,972	49,376
Other non-current liabilities	766	—
Total liabilities	86,103	92,992
Shareholders' equity:
Preferred stock—$0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock—$0.0005 par value, 200,000,000 shares authorized; 76,525,581 and 61,631,573 shares issued as of December 31, 2018 and 2017, respectively; and 75,292,383 and 61,279,050 shares outstanding as of December 31, 2018 and 2017, respectively	38	31
Treasury stock, at cost, 1,233,198 and 352,523 shares as of December 31, 2018 and 2017, respectively	(3,272)	(1,274)
Additional paid-in capital	395,769	392,687
Accumulated deficit	(185,369)	(167,437)
Total shareholders’ equity	207,166	224,007
Total liabilities and shareholders’ equity	$293,269	$316,999
See notes to consolidated financial statements

FLUENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)

	Year Ended December 31,
	2018	2017
Revenue	$250,280	$211,690
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	161,560	146,382
Sales and marketing expenses	13,663	11,973
Product development	5,279	2,578
General and administrative expenses	36,007	55,094
Depreciation and amortization	13,174	13,055
Write-off of long-lived assets	1,517	3,626
Spin-off transaction costs	7,708	—
Total costs and expenses	238,908	232,708
Income (loss) from operations	11,372	(21,018)
Interest expense, net	(8,134)	(9,683)
Other expenses, net	—	(1,005)
Income (loss) before income taxes from continuing operations	3,238	(31,706)
Income taxes	(46)	—
Net income (loss) from continuing operations	3,192	(31,706)
Discontinued operations:
Loss from operations of discontinued operations, net of $0 income taxes	(2,084)	(21,500)
Loss on disposal of discontinued operations, net of $0 income taxes	(19,040)	—
Net loss from discontinued operations	(21,124)	(21,500)
Net loss	$(17,932)	$(53,206)
Basic and diluted net income (loss) per share:
Continuing operations	$0.04	$(0.52)
Discontinued operations	$(0.28)	$(0.35)
Net loss	$(0.23)	$(0.87)
Weighted average number of shares outstanding:
Basic and diluted	76,705,877	61,153,069

See notes to consolidated financial statements

FLUENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total Shareholders' equity
	Shares	Amount	Shares	Amount
Balance as at December 31, 2016	53,717,996	$27	160,235	$(531)	$344,384	$(114,231)	$229,649
Vesting of restricted stock units and issuance of restricted stock	4,001,808	2	—	—	(2)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes in connection with the vesting of restricted stock units	—	—	192,288	(743)	—	—	(743)
Share-based compensation	—	—	—	—	35,292	—	35,292
Exercise of warrants by certain warrant holders	1,161,769	1	—	—	3,484	—	3,485
Amendments of warrants issued previously to certain warrants holders	—	—	—	—	655	—	655
Issuance of common stock to settle acquisition consideration payable in connection with the acquisition of Q Interactive, LLC	2,750,000	1	—	—	10,224	—	10,225
Classification of puttable option as liability	—	—	—	—	(1,350)	—	(1,350)
Net loss	—	—	—	—	—	(53,206)	(53,206)
Balance as at December 31, 2017	61,631,573	$31	352,523	$(1,274)	$392,687	$(167,437)	$224,007
Issuance of common stock upon a direct offering to certain investors, net of issuance costs of $108	2,700,000	1	—	—	13,391	—	13,392
Vesting of restricted stock units and issuance of restricted stock	12,194,008	6	—	—	(6)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes in connection with the vesting of restricted stock units	—	—	875,675	(1,989)	—	—	(1,989)
Reduction in value of puttable option classified as liability	—	—	—	—	200	—	200
Repurchase of shares into treasury stock	—	—	5,000	(9)	—	—	(9)
Share-based compensation	—	—	—	—	30,997	—	30,997
Net loss	—	—	—	—	—	(17,932)	(17,932)
Spin-off of Red Violet	—	—	—	—	(41,500)	—	(41,500)
Balance as at December 31, 2018	76,525,581	$38	1,233,198	$(3,272)	$395,769	$(185,369)	$207,166
See notes to consolidated financial statements

FLUENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,932)	$(53,206)
Net loss from discontinued operations	21,124	21,500
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,174	13,055
Non-cash interest expense and related amortization	1,830	3,027
Share-based compensation expense	14,681	31,125
Non-cash loss on amendments of warrants	—	1,005
Write-off of long-lived assets	1,517	3,626
Provision for bad debt	462	1,733
Allocation of expenses to Red Violet	(325)	(3,646)
Deferred income taxes	46	—
Changes in assets and liabilities:
Accounts receivable	(12,836)	(7,747)
Prepaid expenses and other current assets	(304)	(432)
Other non-current assets	683	127
Accounts payable	249	(2,864)
Accrued expenses and other current liabilities	6,771	5,594
Deferred revenue	179	27
Net cash provided by operating activities from continuing operations	29,319	12,924
Net cash used in operating activities from discontinued operations	(5,835)	(10,411)
Net cash provided by operating activities	23,484	2,513
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(238)	(732)
Capitalized costs included in intangible assets	(1,236)	(927)
Capital contributed to Red Violet	(19,728)	—
Net cash used in investing activities from continuing operations	(21,202)	(1,659)
Net cash used in investing activities from discontinued operations	(1,386)	(6,468)
Net cash used in investing activities	(22,588)	(8,127)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	13,392	—
Proceeds from exercise of warrants by certain warrant holders	—	3,485
Proceeds from debt obligations, net of debt costs	67,182	13,883
Repayments of long-term debt	(76,787)	(4,310)
Taxes paid related to net share settlement of vesting of restricted stock units	(1,989)	(743)
Repurchase of treasury stock	(9)	—
Net cash provided by financing activities	1,789	12,315
Net increase in cash, cash equivalents and restricted cash	2,685	6,701
Cash, cash equivalents and restricted cash at beginning of period	16,564	9,863
Cash, cash equivalents and restricted cash at end of period	$19,249	$16,564

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$6,429	$6,706
Cash paid for income taxes	$—	$—
Share-based compensation capitalized in intangible assets	$423	$512
Non-cash additions to PP&E	$198	$—
Equipment obtained under capital lease obligations	$747	$—
Change in value of puttable option classified as liability	$(200)	$1,350

See notes to consolidated financial statements

TABLE OF CONTENTS

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share data)

1. Principal activities and organization
(a) Principal activities
Fluent, Inc. (“Fluent,” or the “Company”), a Delaware corporation formerly known as Cogint, Inc., is an industry leader in data-driven digital marketing services. The Company primarily performs customer acquisition services by operating highly-scalable digital marketing campaigns, through which the Company connects its advertiser clients with consumers they are seeking to reach. The Company delivers data and performance-based marketing executions to its clients, which in 2018 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Financial Services, Retail & Consumer, Media & Entertainment, Staffing & Recruitment and Marketing Services.
(b) Organization
Spin-off of Red Violet
On March 26, 2018, the Company completed the spin-off (the "Spin-off") of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of the Company's wholly-owned subsidiary, Red Violet, Inc. ("Red Violet"), to the Company's stockholders of record as of March 19, 2018 (the "Record Date'') and certain warrant holders. The distribution occurred by way of a pro-rata distribution to such common stock and warrant holders, each of whom received one share of Red Violet's common stock for every 7.5 shares of the Company's common stock held on the Record Date or to which they were entitled under their warrants.
Following the Spin-off of Red Violet, the Company's common stock continued trading on The NASDAQ Stock Market ("NASDAQ"), and Red Violet became an independent public company. All of the Company's former subsidiaries that operated the risk management business are owned by Red Violet.
In accordance with Accounting Standards Codification ("ASC") 205-20, Discontinued Operations, issued by the Financial Accounting Standards Board ("FASB"), the financial results of Red Violet are reflected in the Company's consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the consolidated balance sheets, loss from discontinued operations on the consolidated statements of operations and cash activity from discontinued operations on the consolidated statements of cash flows. See Note 5, Discontinued operations.
2. Summary of significant accounting policies
(a) Basis of preparation
The accompanying consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC").
Principles of consolidation
All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.
Reclassifications
During the year ended December 31, 2018, the Company reviewed its classification of expenses in its consolidated statement of operations in an effort to bring added transparency and conformity to its reporting. As a result of this review, the Company made a number of changes to the way it classifies operating expenses. Expenses for prior periods have been reclassified to conform to the current-year presentation. The reclassifications had no effect on income (loss) from operations, net income (loss) from continuing operations, or net loss. The following is a summary of the reclassifications:
Additional category of operating costs and expenses: The Company has segregated product development costs, previously reported as components of sales and marketing and general and administrative expenses, to provide additional clarity into these costs and become more comparable to industry peers.

Reclassification of operating costs and expenses: Following the Spin-off, the Company began to operate as a standalone performance marketing business, discontinuing its former information services business activities. As the Company's new management team began to evaluate the business on a standalone basis, a review was completed to determine whether the presentation of the Company’s operating expenses were in line with industry practice and internal reporting, and determined certain movements were appropriate. Media enablement, data verification and hosting costs, which were previously included in general and administrative expenses, are presented in cost of revenue. Fulfillment costs, which were previously included in sales and marketing expense, are presented in cost of revenue. Bad debt expense, which was previously included in sales and marketing expense, is presented in general and administrative expenses.
After the reclassifications, operating costs and expenses are classified in the following categories in the Consolidated Statements of Operations:

•
Cost of revenue, exclusive of depreciation and amortization includes direct costs of sales, such as media and related costs. Cost of revenue also includes indirect costs such as media enablement, data verification, hosting and fulfillment costs.

•	Sales and marketing expenses include operating expenses for the Company's sales and marketing functions, as well as advertising and marketing expenses.

•	Product development includes operating expenses for the Company's engineering and product management functions supporting research, new development and related product enhancements.

•	General and administrative expenses represent operating expenses for all corporate functions, including finance, human resources, legal, corporate IT and office overhead, as well as bad debt expense.
The following table summarizes the reclassification activity for the year ended December 31, 2017:

	Year Ended December 31, 2017
(in thousands)	As previously reported (1)	Category expansion	Operating costs and expenses reclassification	As currently reported
Cost of revenue (exclusive of depreciation and amortization)	$140,341	$—	$6,041	$146,382
Sales and marketing expenses	16,176	(1,615)	(2,588)	11,973
Product development	—	2,578	—	2,578
General and administrative expenses	59,510	(963)	(3,453)	55,094
(1) Adjusted for discontinued operations.
As of and for the year ended December 31, 2017, certain amounts in the Company's consolidated financial statements and related footnotes thereto have been reclassified to conform to the current year presentation as a result of the Spin-off of Red Violet. See Note 5, Discontinued operations, for details.
As of December 31, 2017, the Company has reclassified certain trade-related accruals from accounts payable (previously trade accounts payable) to accrued expenses and other current liabilities in the consolidated balance sheets. As a result of these reclassifications, accounts payable decreased by $3,258 to $7,408, and accrued expenses and other current liabilities increased by $3,258 to $14,967. Additionally, for the year ended December 31, 2017, within cash flows from operating activities on the consolidated statements of cash flows, the decrease in accounts payable decreased by $274 to $2,864, and the increase in accrued expenses and other current liabilities decreased by $274 to $5,594.
Immaterial Correction of an Error
During the year ended December 31, 2018, the Company identified an error in its calculation of basic and diluted weighted average shares outstanding, in which shares that had vested but were subject to deferred delivery were not included in both the basic and diluted calculations. As a result, basic and diluted loss per share as previously reported for the year ended December 31, 2017 was overstated by an immaterial amount. For the year ended December 31, 2018, the Company has properly included its vested not delivered shares within the calculation for basic and diluted shares outstanding, and for the year ended December 31, 2017, the Company has corrected the amounts previously reported.
For the year ended December 31, 2017, basic and diluted weighted average shares outstanding increased by 5,504,834 shares from 55,648,235 to 61,153,069 shares. The correction of the error resulted in a decrease in basic and diluted loss per share from continuing operations, discontinued operations, and net loss from $0.57, $0.39 and $0.96 per share to $0.52, $0.35 and $0.87 per share, respectively.
(b) Use of estimates
The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally tracked conversions and those confirmed by the customer, and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.
(c) Cash, cash equivalents and restricted cash
Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. Restricted cash includes a separately maintained cash account, as required under the terms of a lease agreement the Company entered into on October 10, 2018 for office space in New York City. See Note 15, Commitments and contingencies.
The Company’s cash, cash equivalents and restricted cash are held in major financial institutions located in the United States, which have high credit ratings. As of December 31, 2018 and 2017, cash and cash equivalents were available for use in servicing the Company's debt obligations and general operating purposes.
As of December 31, 2018 and 2017, the Company's cash, cash equivalents and restricted cash balances consist of the following:

	Year ended December 31,
(In thousands)	2018	2017
Cash and cash equivalents	$17,769	$16,564
Restricted cash	1,480	—
Total cash, cash equivalents and restricted cash	$19,249	$16,564
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments. The Company places its temporary cash instruments with highly-rated financial institutions within the United States, and, at times, may maintain balances in such institutions in excess of the $250 thousand dollar U.S. Federal Deposit Insurance Corporation insurance limit. The Company monitors the credit ratings of its financial institutions to mitigate this risk.
(d) Accounts receivable and allowance for doubtful accounts
Accounts receivable are due from customers, which are generally unsecured, and consist of amounts earned but not yet collected. None of the Company’s accounts receivable bear interest.
The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines this allowance based on reviews of customer-specific facts and circumstances. Account balances are charged off against the allowance for doubtful accounts after all customary means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have off-balance sheet credit exposure related to its customers. As of December 31, 2018 and 2017, the Company's allowance for doubtful accounts was $1,751 and $1,624, respectively.
The movements within the allowance for doubtful accounts consist of the following:

	Year ended December 31,
(In thousands)	2018	2017
Beginning balance	1,624	679
Charges to expenses	462	1,733
Write-offs	(335)	(788)
Ending balance	$1,751	$1,624

(e) Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation or amortization. Expenditures for maintenance, repairs and minor renewals are charged to expense in the period incurred. Betterments and additions are capitalized. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. The estimated useful lives of property and equipment are as follows:

Computer and network equipment	5-7 years
Furniture, fixtures and office equipment	3-5 years
Leasehold improvements	4-7 years
Assets to be disposed of, and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. When items of property and equipment are retired or otherwise disposed of, loss or income on disposal is recorded for the difference between the net book value and proceeds received therefrom.
(f) Business combination
The Company records acquisitions pursuant to ASC 805, Business Combinations, by allocating the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired intangible assets, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to acquired assets and assumed liabilities, with corresponding offsets to goodwill. Upon the conclusion of a measurement period, any subsequent adjustments are recorded to earnings.
(g) Intangible assets other than goodwill
The Company’s intangible assets are initially capitalized based on actual costs incurred, acquisition cost, or fair value if acquired as part of a business combination. These intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are the periods over which these assets are expected to contribute directly or indirectly to the future cash flows of the Company. The Company’s intangible assets represent purchased intellectual property, software developed for internal use, acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements, including those resulting from acquisitions. Intangible assets have estimated useful lives of 2-20 years.
In accordance with ASC 350-40, Software - Internal-Use Software, the Company capitalizes eligible costs, including applicable salaries and benefits, share-based compensation expense, travel expenses, and other direct costs of developing internal-use software that are incurred in the application development stage, when developing or obtaining software for internal use. Once the internal-use software is ready for its intended use, it is amortized on a straight-line basis over its useful life.
Finite-lived intangible assets are evaluated for impairment periodically, or whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. In evaluating intangible assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360-10-15. To the extent that estimated future undiscounted net cash flows are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value.
Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, operating expenses and terminal growth rates.
For the year ended December 31, 2018, the Company determined the value of certain intangible assets were not recoverable, as discussed in Note 7, Intangible Assets. As of December 31, 2018 and 2017, the Company reviewed the indicators for impairment and concluded that no additional impairment of its finite-lived intangible assets existed.
(h) Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2018 and 2017, the goodwill balance relates to the October 2, 2014 acquisition of Interactive Data, LLC by IDI Holdings, LLC (the "Interactive Data Acquisition"), the acquisition of Fluent, LLC (the "Fluent Acquisition") effective on December 8, 2015, and the Q Interactive Acquisition.
In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative step one assessment involves determining the fair value of each reporting unit using market participant assumptions. Effective, October 1, 2017, the Company early adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit.
For purposes of reviewing impairment and the recoverability of goodwill, the Company makes certain assumptions regarding estimated future cash flows and other factors in determining the fair values, including market multiples and discount rates, among others.
Prior to the Spin-off, the Company had two reportable segments, Information Services and Performance Marketing, which corresponded with two reporting units. As of October 1, 2017, the Company performed a quantitative step one assessment of its reporting units, the results of which evidenced that the estimated fair values of the reporting units substantially exceeded their respective carrying values. Subsequent to the Spin-off of Red Violet and the associated change in the Company's management team, the composition of the reportable segments changed. As of March 31, 2018, the Company determined that it had one reportable segment corresponding with one reporting unit. As of October 1, 2018, the Company performed a quantitative step one assessment of its reporting unit. The results of this step one assessment evidenced that the estimated fair value of the reporting unit substantially exceeded its carrying value. As of December 31, 2018 and 2017, the Company concluded no impairment of its goodwill existed.
(i) Fair value of financial instruments
ASC 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value based on the extent to which inputs used in measuring fair value are observable in the market. These tiers include:

•	Level 1 – defined as observable inputs, such as quoted prices in active markets;

•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 – defined as unobservable inputs, for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the Company’s cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments. As of December 31, 2018, the Company regards the fair value of the long-term debt to approximate its carrying value, based on the variable interest rate associated with the Refinanced Term Loan. This fair value assessment represents a Level 2 measurement. See Note 9, Long-term Debt, net.
(j) Revenue recognition
Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method applied to all contracts that were not completed contracts at the date of initial application. There was no impact on the opening balance of accumulated deficit on the consolidated balance sheet and statement of changes in shareholders' equity as of January 1, 2018 due to the adoption of ASC 606.
Revenue is recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's performance obligation is typically to (a) deliver data records, based on predefined qualifying characteristics specified by the customer or (b) generate conversions, based on predefined user actions (for example, a click, a registration or the installation of an app) and subject to certain qualifying characteristics specified by the customer.
The Company applied the practical expedient related to the review of a portfolio of contracts in reviewing the terms of customer contracts as one collective group, rather than by individual contract. Based on historical knowledge of the contracts contained in this portfolio and the similar nature and characteristics of the customers, the Company has concluded the financial statement effects are not materially different than accounting for revenue on a contract-by-contract basis.
Revenue is recognized upon satisfaction of the associated performance obligations. The Company's customers simultaneously receive and consume the benefits provided as the Company satisfies its performance obligations. Furthermore, the Company elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure of progress, since the Company has a right to payment from a customer in an amount that corresponds directly with the value of the performance completed to date. The Company's revenue arrangements do not contain significant financing components. The Company has further concluded that revenue does not require disaggregation.
If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue. As of December 31, 2018 and 2017, the balances of deferred revenue were $444 and $265, respectively. The deferred revenue balance as of December 31, 2017 was fully recognized into revenue during the first quarter of 2018.
If there is a delay between the period in which revenue is recognized and when customer invoices are issued, revenue is recognized and related amounts are recorded as unbilled revenue in accounts receivable. As of December 31, 2018 and 2017, unbilled revenue included in accounts receivable totaled $25,545 and $16,238, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally-tracked conversions, net of estimated variances between this amount and the corresponding amount tracked and subsequently confirmed by customers. The majority of invoices included within the unbilled revenue balance are issued within the month directly following the period of service. Historical estimates related to unbilled revenue are not materially different from actual revenue billed.
Sales commissions are recorded at the time revenue is recognized and recorded in sales and marketing expenses. The Company has elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract.

In addition, the Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

(k) Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue primarily includes media and related costs, which consist of the cost to acquire traffic through the purchase of impressions, clicks or actions from publishers or third-party intermediaries, such as advertising exchanges, and technology costs that enable media acquisition.These media costs are used primarily to drive user traffic to the Company's and its clients' media properties. Cost of revenue additionally consists of indirect costs such as data verification, hosting and fulfillment costs. Cost of revenue is presented exclusive of depreciation and amortization expenses.
(l) Advertising costs
Advertising costs are charged to operations as incurred. For the years ended December 31, 2018 and 2017, advertising costs, included in sales and marketing expenses, were $1,471 and $1,420, respectively.
(m) Share-based compensation
The Company accounts for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under ASC 718, the Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and generally recognizes such costs on a straight-line basis over the period the recipient is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, the Company begins recording share-based compensation when achievement of the performance criteria is probable.
During the first quarter of 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (ASC 718): Improvement to Employee Share-based Payment Accounting, which simplifies the accounting for share-based payment transactions, including income tax consequences. In connection with the adoption of this guidance, the Company made an accounting policy election to recognize forfeitures as they occur, on a retrospective basis, noting no material impact.
During the second quarter of 2018, the Company adopted ASU 2018-07, Compensation - Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting, on a modified retrospective basis. This guidance expands the scope of employee share-based payment guidance under ASC 718, Compensation - Stock Compensation, to include share-based payments to non-employees for goods and services. Prior to the adoption of ASU 2018-07, the Company accounted for share-based compensation for non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, share-based payment transactions related to non-employees were measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever was more reliably measurable, and fair value of the consideration was updated each reporting period until the performance required to receive the award was complete. The Company recognized the fair value as expense on a straight-line basis over the expected service period.
(n) Income taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in income in the period that the change in tax rates or laws is enacted. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized based on management's review of historical results and forecasts.
On December 22, 2017, the tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, which resulted in significant modifications to existing tax law. As of December 31, 2018 and 2017, a full valuation allowance was recognized against the net deferred tax assets, and thus the Tax Act did not have a material impact on the Company's consolidated financial statements; however, certain income tax disclosures, including the re-measurement of deferred tax assets and liabilities and related valuation allowance, and the effective income tax rate reconciliation, were affected. For the year ended December 31, 2017, the Company followed the guidance in SEC Staff Accounting Bulletin ("SAB") 118, which provided additional clarification regarding the application of ASC 740 in situations where a Company did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. SAB 118 provided for a measurement period beginning in the reporting period that includes the Tax Act’s enactment date and ending when the Company has obtained, prepared and analyzed the information needed in order to complete the accounting requirements, but in no circumstances should the measurement period extend beyond one year from the enactment date. The Company completed all the accounting for the effects of the Tax Act within the measurement period ended December 22, 2018, which resulted in no changes to the amounts originally estimated.
ASC 740 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s accounting policy is to accrue interest and penalties related to uncertain tax positions, if and when required, as interest expense and a component of other expenses, respectively, in the consolidated statements of operations.
(o) Income (loss) per share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods, in addition to RSUs and restricted common stock that are vested not delivered. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and is calculated using the treasury stock method for stock options and unvested shares. Common equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.
(p) Segment data
The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker(s) in making decisions regarding resource allocation and performance assessment. The Company defines the term “chief operating decision makers” to be its chief executive officer and its president. The Company has determined it operates in one operating segment and one reportable segment, as its chief operating decision makers review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
(q) Contingencies
In the ordinary course of business, the Company is subject to loss contingencies that cover a range of matters. An estimated loss from a loss contingency, such as a legal proceeding or claim, is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability and the ability to reasonably estimate the amount of any such loss.
(r) Recently issued and adopted accounting standards
In May 2014, FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (ASC 606), and additional changes, modifications, clarifications or interpretations thereafter. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance includes indicators to assist an entity in evaluating whether it controls the good or service before it is transferred to the customer. The new revenue recognition standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. The adoption of ASC 606 did not have a material impact on the consolidated balance sheets, statements of operations, cash flows or disclosures.
In February 2016, FASB issued ASU No. 2016-2, Leases (ASC 842), and additional changes, modifications, clarifications or interpretations thereafter, which require a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The Company will adopt this guidance on a modified retrospective basis as of January 1, 2019, utilizing transition guidance introduced in ASU 2018-11, Leases: Targeted Improvements, and expects to elect the ‘package of practical expedients,’ which permits the Company not to reassess prior conclusions about lease identification, classification and initial direct costs.

The Company has not yet finalized its review of ASC 842, however, the Company expects that this standard will have a material effect on the Company’s consolidated balance sheets related to the recognition of new right-of-use assets and lease liabilities for real estate operating leases and will require additional disclosures about leasing activities. The Company does not expect the adoption to have an impact on its consolidated statements of operations or consolidated statements of cash flows. The accounting for capital leases is expected to remain substantially unchanged. Upon adoption of ASC 842, the Company will recognize, on a discounted basis, its minimum commitments under noncancelable operating leases on its consolidated balance sheets.
ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company will elect the short-term lease recognition exemption for all leases that qualify. Accordingly, the Company will not recognize right-of-use assets or lease liabilities for qualifying leases, including existing short-term leases in effect at the transition date, and will recognize those payments on the consolidated statements of operations on a straight-line basis over the lease term. Additionally, the Company will elect the practical expedient to not separate lease and non-lease components for all its leases.

In January 2016, FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, and additional changes, modifications, clarifications or interpretations thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance for certain cash flow issues, including contingent consideration payments made after a business combination and debt prepayment or debt extinguishment costs, among other areas. The guidance is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods therein, and early adoption is permitted. Effective January 1, 2018, the Company adopted ASU 2016-15, with such adoption having no material impact to the consolidated financial statements and related disclosures.
In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-5 amended ASC 740 to reflect SEC Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the impact of the Tax Act. The amendments in ASU 2018-05 are effective upon issuance. The Company adopted SAB 118 in the fourth quarter of 2017, and therefore the Company's subsequent adoption of ASU 2018-05 in the first quarter of 2018 had no impact on its accounting for income taxes in the first quarter of 2018.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of employee share-based payment guidance under ASC Topic 718, to include share-based payments to nonemployees for goods and services. The guidance is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods therein, and early adoption is permitted. Effective April 1, 2018, the Company adopted ASU 2018-07 on a modified retrospective basis. The adoption of ASU 2018-07 did not have a material impact on the Company's consolidated financial statements and related disclosures.
3. Income (loss) per share

For the years ended December 31, 2018 and 2017 basic and diluted income (loss) per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2018	2017
Numerator:
Net income (loss) from continuing operations	$3,192	$(31,706)
Net loss from discontinued operations	(21,124)	(21,500)
Net loss	$(17,932)	$(53,206)
Denominator:
Weighted average shares outstanding	73,470,197	55,648,235
Weighted average restricted shares vested not delivered	3,235,680	5,504,834
Total weighted average basic shares outstanding	76,705,877	61,153,069
Diluted share outstanding	76,705,877	61,153,069
Income (loss) per share: (1)
Basic and diluted:
Continuing operations	$0.04	$(0.52)
Discontinued operations	$(0.28)	$(0.35)
Net loss	$(0.23)	$(0.87)
(1) Income (loss) per share amounts may contain summation differences due to rounding.

Certain stock equivalents, including stock options and warrants, have been excluded from the diluted weighted average share calculation due to their being anti-dilutive, based on exercise prices compared to the average stock price for the period.

	Year Ended December 31,
	2018	2017
Restricted stock units	3,831,965	8,150,905
Warrants	2,498,776	1,273,776
Stock options	112,000	174,500
Total anti-dilutive securities	6,442,741	9,599,181
4. Spin-off of Red Violet and business combinations

Spin-off of Red Violet

On February 12, 2018, the Company's Board of Directors approved a plan to spin off Red Violet, which was governed by a Separation and Distribution Agreement, as well as other related agreements between the Company and Red Violet, each entered into on February 27, 2018 (collectively, the “Spin-off Agreements”). The Company contributed $19.7 million in cash to Red Violet upon completion of the Spin-off. On February 28, 2018, a Registration Statement on Form 10 was filed by Red Violet with the SEC, which registered the shares of Red Violet that were distributed in the Spin-off.

On March 7, 2018, the Company announced that the Board of Directors established March 19, 2018 as the record date ("Record Date") and March 26, 2018 as the distribution date (the “Distribution Date”) for the Spin-off. On March 9, 2018, in order to meet the NASDAQ initial listing requirement of a minimum $4.00 per share bid price, the Company adjusted the Spin-off ratio so that on the Distribution Date, stockholders of the Company received, by way of a dividend, one share of Red Violet common stock for each 7.5 shares of the Company's common stock held as of the Record Date.

On March 8, 2018, the Compensation Committee of the Company's Board of Directors approved the acceleration (the "Acceleration") of an aggregate of 5,157,998 stock options, restricted stock units ("RSUs") and shares of restricted stock held by certain employees, consultants, and directors, including only those employees who would continue with Red Violet upon completion of the Spin-off, subject to such employees still being employed or providing services on the acceleration date, which was subsequently determined to be March 12, 2018 (the "Acceleration Date"). Accordingly, share-based compensation expense of $15.5 million resulting from the Acceleration was recognized in discontinued operations during the first quarter of December 31, 2018.

Q Interactive Acquisition and Integration

On June 8, 2016, in order to expand and strengthen the Company’s business in the consumer marketing industry, the Company entered into and consummated the transactions contemplated by a Membership Interest Purchase Agreement with Selling Source, pursuant to which the Company acquired all of the membership interests of Q Interactive. As consideration for the Membership Interests, after preliminary adjustment for Q Interactive’s net working capital at closing, the Company issued to Selling Source 2,369,190 shares of the Company’s common stock. Additional consideration based on gross revenue targets, which were met in the first quarter of 2017, was settled on November 3, 2017 in the form of 2,750,000 shares of common stock. Total consideration for the acquisition of $21,431 was recorded by the Company and allocated to working capital, intangible assets and goodwill.

On January 18, 2017, the Company’s management and Board of Directors approved a plan to integrate Q Interactive’s business into the Company (the “Q Interactive Integration”), which resulted in Q Interactive becoming a wholly-owned subsidiary of the Company. During the year ended December 31, 2017, an aggregate of $780 in restructuring costs associated with the Q Interactive Integration were recognized in general and administrative expenses in the consolidated statements of operations. Additionally, during the first quarter of 2017, the Company wrote off the remaining balance of certain long-lived assets of $3,626, primarily related to trade names and proprietary technology acquired in the Q Interactive Acquisition, and recognized a write-off of long-lived assets on the consolidated statements of operations.

5. Discontinued operations
In accordance with ASC 205-20, Discontinued Operations, the financial results of Red Violet are reflected in the Company's consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the consolidated balance sheets, loss from discontinued operations on the consolidated statements of operations, and cash activity from discontinued operations on the consolidated statements of cash flows. As of the Spin-off date, the Company's additional paid-in capital decreased by the carrying value of the net assets of Red Violet of $41,500.
For the years ended December 31, 2018 and 2017, the financial results of operations of Red Violet were as follows:

	Year Ended December 31,
(In thousands)	2018	2017
Major classes of line items constituting loss from discontinued operations:
Revenue	$3,325	$8,578
Cost of revenue (exclusive of depreciation and amortization)	2,017	7,066
Sales and marketing expenses	1,089	4,394
General and administrative expenses	1,852	17,480
Depreciation and amortization	451	1,138
Loss from operations of discontinued operations, net of $0 income taxes	(2,084)	(21,500)
Loss on disposal of discontinued operations, net of $0 income taxes	(19,040)	—
Net loss from discontinued operations	$(21,124)	$(21,500)

For the year ended December 31, 2018, included in the net loss from discontinued operations is a loss on disposal of discontinued operations of $19,040, of which an aggregate of $16,030 represented non-cash charges. The loss on disposal of discontinued operations consisted of the following:

Year Ended
(In thousands)	December 31, 2018
Share-based compensation expense (1)	$15,548
Write-off of unamortized debt costs (2)	284
Write-off of certain prepaid expenses	198
Spin-off related professional fees	2,012
Spin-off related employee compensation	998
Loss on disposal of discontinued operations	$19,040

(1)	As discussed and defined in Note 4, Spin-off of Red Violet and business combinations, share-based compensation expense represents non-cash expense in connection with the Acceleration.

(2)
As discussed in Note 9, Long-term debt, net, in connection with the Spin-off, the Company repaid the Promissory Notes to certain shareholders, which resulted in a write-off of unamortized debt costs of $284.

During the first quarter of 2018, in connection with the Spin-off of Red Violet, an aggregate of $7,708 was recognized in costs and expenses from continuing operations as Spin-off transaction costs, and included non-cash share-based compensation expense of $5,409 as a result of 2,041,000 shares of Transaction Grants (as defined in Note 12, Share-based compensation), and employee cash compensation of $2,299.
As of December 31, 2017, the Company reclassified the carrying amounts of assets and liabilities of Red Violet into corresponding assets and liabilities of discontinued operations. A reconciliation is presented below:

(In thousands)	December 31, 2017
Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$65
Accounts receivable, net	1,650
Prepaid expenses and other current assets	559
Current assets of discontinued operations	2,274
Property and equipment, net	1,091
Intangible assets, net	15,353
Goodwill	6,465
Other non-current assets	1,180
Non-current assets of discontinued operations	24,089
Total assets of discontinued operations	$26,363
Carrying amounts of the major classes of liabilities included in discontinued operations:
Trade accounts payable	$919
Accrued expenses and other current liabilities	6,437
Deferred revenue	33
Total liabilities of discontinued operations	$7,389
6. Property and equipment, net
Property and equipment, net consists of the following:

(In thousands)	December 31, 2018	December 31, 2017
Computer and network equipment	$276	$159
Furniture, fixtures and office equipment	564	245
Leased furniture, fixtures and office equipment	747	—
Leasehold improvements	1,023	1,023
Total cost of property and equipment	2,610	1,427
Less: accumulated depreciation and amortization	(1,230)	(740)
Property and equipment, net	$1,380	$687

For the years ended December 31, 2018 and 2017, depreciation of property and equipment was $490 and $481, respectively.

7. Intangible assets, net
Intangible assets, net, other than goodwill, consist of the following:

(In thousands)	Amortization period	December 31, 2018	December 31, 2017
Gross amount:
Software developed for internal use	3 years	$3,037	$2,972
Acquired proprietary technology	5 years	11,459	11,382
Customer relationships	7-10 years	34,986	34,986
Trade names	20 years	16,357	16,357
Domain names	20 years	191	191
Databases	5-10 years	31,292	31,292
Non-competition agreements	2-5 years	1,768	1,768
		99,090	98,948
Accumulated amortization:
Software developed for internal use		(1,282)	(490)
Acquired proprietary technology		(6,987)	(4,693)
Customer relationships		(14,417)	(9,628)
Trade names		(2,504)	(1,686)
Domain names		(29)	(20)
Databases		(10,573)	(6,964)
Non-competition agreements		(1,486)	(1,113)
		(37,278)	(24,594)
Net intangible assets:
Software developed for internal use		1,755	2,482
Acquired proprietary technology		4,472	6,689
Customer relationships		20,569	25,358
Trade names		13,853	14,671
Domain names		162	171
Databases		20,719	24,328
Non-competition agreements		282	655
		$61,812	$74,354
The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally- developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the Fluent Acquisition and the Q Interactive Acquisition.
For the year ended December 31, 2018, the Company recognized a $1,517 impairment loss related to software capitalized for internal use, but not yet placed into service. The Company determined that the value of these capitalized assets was not recoverable and, as such, was written off in the period that the determination was made and included in write-off of long-lived assets on the consolidated statements of operations.
On January 18, 2017, the Company's management and Board of Directors approved a plan to fully integrate Q Interactive's business into Fluent, LLC. As a result of the integration, the remaining balance of long-lived assets of $3,626, related primarily to the acquired proprietary technology and trade names acquired in the Q Interactive Acquisition, was written off during the first quarter of 2017 and included in write-off of long-lived assets on the consolidated statements of operations.
For the years ended December 31, 2018 and 2017, amortization expenses related to intangible assets and included in depreciation and amortization expenses in the Company's consolidated statements of operations were $12,684 and $12,574, respectively.

For the years ended December 31, 2018 and 2017, the Company capitalized $1,659 and $1,438, respectively, which included $1,582 and $1,438 related to internally-developed software, respectively, $1,517 of which was written off during the year ended December 31, 2018.
As of December 31, 2018, estimated amortization expenses related to the Company’s intangible assets for 2019 through 2024 and thereafter are as follows:

(In thousands)
Year	December 31, 2018
2019	$12,495
2020	12,371
2021	8,757
2022	8,008
2023	3,967
2024 and thereafter	16,214
Total	$61,812
8. Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2018 and 2017, the goodwill balance relates to the Interactive Data Acquisition, the Fluent Acquisition and the Q Interactive Acquisition.
In connection with the Spin-off of Red Violet, goodwill of $6,465 was derecognized, based on the relative fair value of Red Violet's portion of the Information Services reporting unit as compared to the total estimated fair value of the Information Services reporting unit. As of December 31, 2017, this amount was reclassified into non-current assets of discontinued operations in the consolidated balance sheets.
9. Long-term debt, net
As of December 31, 2018, Long-term debt, net, consists of the following:

Refinanced Term Loan
(In thousands)	due 2023
Principal amount	$60,320
Less: unamortized debt issuance costs	(4,848)
Long-term debt, net	55,472
Less: current portion of long-term debt	(3,500)
Long-term debt, net (non-current)	$51,972

As of December 31, 2017, long-term debt, net, including promissory notes payable to certain shareholders, consisted of the following:

	Term Loan	Incremental Term Loan	Promissory Loan
(In thousands)	due 2020	due 2020	due 2021	Total
Principal amount	$40,688	$14,312	$10,000	$65,000
Less: unamortized debt issuance costs	(2,753)	(672)	(312)	(3,737)
Add: PIK interest accrued to principal balance	542	9	1,149	1,700
Long-term debt, net	38,477	13,649	10,837	62,963
Less: current portion of long-term debt	(2,062)	(688)	—	(2,750)
Long-term debt, net (non-current)	$36,415	$12,961	$10,837	$60,213

Term Loans
On December 8, 2015, Fluent, LLC entered into an agreement ("Credit Agreement") with certain financial institutions and the administrative agent (collectively, "Whitehorse") for a term loan in the amount of $45.0 million ("Term Loan").
The Credit Agreement provided for certain customary mandatory prepayments upon certain events, as well as certain prepayment premiums during the first four years of the Term Loan, provided that the prepayment premiums were not applicable to scheduled payments of principal, the required excess cash flow payments (as defined in the Credit Agreement) and certain other required prepayments.
On January 19, 2017, Fluent, LLC entered into Amendment No. 3 to Credit Agreement ("Amendment No. 3"), which amended the Term Loan. Amendment No. 3, among other things, provided for a new term loan in the principal amount of $15.0 million ("Incremental Term Loan"), subject to the terms and conditions of Amendment No. 3, and modified certain other Credit Agreement provisions, including certain financial covenants and related definitions. The Incremental Term Loan of $14,039, net of debt issuance costs of $961, was received on February 1, 2017.
The Term Loan and Incremental Term Loan (collectively, the "Term Loans") were guaranteed by the Company and all of its direct and indirect subsidiaries, and were secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, in each case, on an equal and ratable basis. The Term Loans accrued interest at the rate of: (a) either, at Fluent, LLC's option, LIBOR (subject to a floor of 0.50%) plus 10.5% per annum, or base rate (generally equivalent to the U.S. prime rate) plus 9.5% per annum, payable in cash, plus (b) 1% per annum, payable, at Fluent, LLC's option, either in cash or in-kind. Payments of principal on the Term Loans were $688 per quarter, payable at the end of each calendar quarter, commencing on March 31, 2017. The Term Loans were scheduled to mature on December 8, 2020.
On March 26, 2018, the remaining principal amounts of the Term Loans were prepaid through the Refinancing, as defined below, in connection with the Spin-off of Red Violet.
Promissory Notes
On December 8, 2015, the Company entered into and consummated the promissory notes financing (the "Promissory Notes") with each of Frost Gamma Investment Trust ("Frost Gamma"), an affiliate of Phillip Frost, M.D., the Vice Chairman of the Company's Board of Directors prior to the Spin-off, Michael Brauser, the then Executive Chairman of the Company's Board of Directors, and another investor, pursuant to which the Company issued Promissory Notes of $5.0 million to Frost Gamma, $4.0 million to Michael Brauser and $1.0 million to another investor, respectively, for an aggregate financing amount of $10.0 million. The Promissory Notes carried an interest rate of 10% per annum, which was capitalized monthly and added to the outstanding principal amount of such Promissory Notes.
Under the terms of the Promissory Notes, the Company was required to repay the principal and all accrued interest six months after the repayment of all amounts due under the Credit Agreement, except that the Company had the option to repay the Promissory Notes earlier from the proceeds of a public equity financing. During the first quarter of 2017, the Company made cash payments of accrued paid-in-kind ("PIK") interest of $533, $426 and $107 to Frost Gamma, Michael Brauser and another investor, respectively.

As of December 31, 2017, the net balance of Promissory Notes was presented as promissory notes payable to certain shareholders, net, on the consolidated balance sheet. On March 26, 2018, the remaining principal amount plus accrued PIK interest of the Promissory Notes was fully repaid through the Refinancing, as discussed below, in connection with the Spin-off of Red Violet. As of March 26, 2018, the unamortized debt costs of $284 pertaining to the Promissory Notes were written off to loss on disposal of discontinued operations. See Note 5, Discontinued Operations.

Refinanced Term Loan

In connection with the Spin-off of Red Violet, effective March 26, 2018, Fluent, LLC refinanced and fully repaid the Term Loans and Promissory Notes with a new term loan in the amount of $70.0 million ("Refinanced Term Loan"), pursuant to a Limited Consent and Amendment No. 6 to the Credit Agreement (the "Amendment No. 6") (the "Refinancing").

The Refinanced Term Loan is guaranteed by the Company and its direct and indirect subsidiaries, and secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of either, at Fluent, LLC's option, (a) LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate plus 6.0% per annum, payable in cash. Interest under the Refinanced

Term Loan is payable monthly. The fair value of the Company's debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of rising rates of interest. Commencing with the second quarter of 2018, scheduled principal amortization of the Refinanced Term Loan is $875 per quarter. The Refinanced Term Loan matures on March 26, 2023. As of December 31, 2018, the Company has additional borrowing capacity under the Refinanced Term Loan.
On March 26, 2018, the Refinanced Term Loan was utilized to repay, in full, the outstanding principal amount plus accrued PIK interest of the Term Loans and Promissory Notes of $55,586 and $11,425, respectively. Prepayment premiums and unamortized debt costs associated with the Term Loans of $2,818 and $3,136, respectively, were capitalized in the balance of the Refinanced Term Loan. These prepayment premiums and unamortized debt costs are being amortized over the remaining period of the Refinanced Term Loan. Further, refinancing costs paid to third parties of $193 were recognized in loss on disposal of discontinued operations. See Note 5, Discontinued operations.
Commencing with the second quarter of 2018, the Credit Agreement, as amended, requires that the Company maintain and comply with certain financial and other covenants. Additionally, the Credit Agreement, as amended, includes certain prepayment provisions, including mandatory quarterly principal prepayments of the Refinanced Term Loan with a portion of the Company's excess cash flow, as defined in the Credit Agreement. For the fourth quarter ended December 31, 2018, there were no mandatory prepayments required based on the excess cash flow obligation.
As of December 31, 2018, the Company was in compliance with all of the financial and other covenants under the Credit Agreement, as amended.
Whitehorse Warrants
On November 3, 2017, the Company entered into warrant amendments (the "Whitehorse Warrant Amendments") with Whitehorse, regarding warrants to purchase an aggregate of 300,000 shares of common stock (collectively, the “Whitehorse Warrants”), at an exercise price of $5.08 per share. Pursuant to the Whitehorse Warrant Amendments, the Company agreed to reduce the exercise price to $3.00 per share. Whitehorse exercised all the Whitehorse Warrants for 300,000 shares of common stock (the “Whitehorse Shares”) and gross proceeds of an aggregate of $900 were received in November 2017. Pursuant to the terms of the Whitehorse Warrant Amendments, Whitehorse was prohibited from engaging or otherwise agreeing to any sale, pledge, or other transfer of the Whitehorse Shares for a period of 120 days (the “Whitehorse Lock-Up Period”) following the exercise of such warrants in full. Following the Whitehorse Lock-Up Period, (i) Whitehorse may only sell such number of shares underlying the warrants representing up to 5.0% of the Company’s daily trading volume on the immediately prior trading day prior to a sale and (ii) Whitehorse may not transfer any of the Whitehorse Shares for less than $4.50 per share, provided that Whitehorse may not transfer any Whitehorse Shares unless the Company has an effective registration statement permitting the resale of the Whitehorse Shares. Upon either the Record Date or the termination of the Business Combination Agreement, dated September 6, 2017, by and among Cogint, Inc. and BlueFocus International Limited, Whitehorse could require the Company to purchase all of the Whitehorse Shares at a price of $4.50 per share. As of December 31, 2017, a liability of $1,350 in relation to the Whitehorse Shares with put rights was classified into current liabilities.
On July 9, 2018 the Company entered into First Amendments (the "First Amendments") to the Amendments to Warrants and Agreements to Exercise ("Amended Whitehorse Warrants") with (i) H.I.G. Whitehorse SMA ABF, L.P. regarding 46,667 warrants to purchase common stock of the Company, par value $0.0005 per share, at an exercise price of $3.00 per share; (ii) H.I.G. Whitehorse SMA Holdings I, LLC regarding 66,666 warrants to purchase common stock of the Company at an exercise price of $3.00 per share; and (iii) Whitehorse Finance, Inc. regarding 186,667 warrants to purchase common stock of the Company at an exercise price of $3.00 per share. Pursuant to the First Amendments, the parties agreed to reduce the price per share at which the warrant holders have the right, but not the obligation, to require the Company to purchase from the warrant holders the Warrant Shares (the "Put Right") to $3.8334 per share, to modify the period during which the Put Right can be exercised to the period commencing January 1, 2019 and ending December 15, 2019, and to modify the minimum price that the warrant holders can transfer any of the Warrant Shares to no less than $3.8334 per share. The reduction in the Put Right price from $4.50 per share to $3.8334 per share was a result of the receipt by the warrant holders of 40,000 shares of Red Violet common stock in the Spin-off and the warrant holders' subsequent sale of those shares for $200 in a private transaction. During the third quarter of 2018, the change in value of the Put Right price resulted in a reduction to the puttable option classified within accrued expenses and other current liabilities and a corresponding increase to additional paid-in-capital of $200 on the consolidated balance sheets.
The Company estimated the fair value of such warrants on the date of grant and amendment, respectively, using a Black-Scholes pricing model by applying the following assumptions:

Year Ended December 31, 2017
Expected term (in years)	0.08 - 9
Risk-free interest rate	1.02 - 2.35%
Expected volatility	82.50%
Expected dividend yield	—%
For the year ended December 31, 2017, a gain of $350, as a result of the Whitehorse Warrant Amendments, was capitalized as a deduction to the balance of debt costs. As of December 31, 2018 and 2017, the debt costs balances related to the Whitehorse Warrants were $669 and $897, respectively. The fair value of the warrants is amortized to interest expense over the term of the Refinanced Term Loan using the interest method.
Maturities
As of December 31, 2018, scheduled future maturities of the Refinanced Term Loan, excluding potential voluntary future additional principal prepayments, are as follows:

(In thousands)
Year
2019	$3,500
2020	3,500
2021	3,500
2022	3,500
2023	46,320
Total maturities	60,320
Less: unamortized debts issuance costs	4,848
Total	$55,472
Fair value
As of December 31, 2018, the fair value of long-term debt is considered to approximate its carrying value, as the Refinanced Term Loan has a variable interest rate.
10. Income taxes
The Company is subject to federal and state income taxes in the United States. For the years ended December 31, 2018 and 2017, the provision (benefit) for income taxes on loss from continuing operations consisted of the following:

	Year Ended December 31
(In thousands)	2018	2017
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	3,726	(7,117)
State	81	(1,855)
Less: valuation allowance	(3,761)	8,972
	46	—
Income tax expense	$46	$—

For the years ended December 31, 2018 and 2017, reconciliation of the Company's effective income tax rate to the U.S. corporate statutory income tax rate is as follows:

	Year Ended December 31
(In thousands)	2018		2017
Income tax expense at federal statutory rate	$(3,756)	21.0%	$(18,090)	34.0%
Share-based compensation shortfall	7,080	(39.6)	5,133	(9.6)
Effect of state taxes, net of federal tax benefit	64	(0.4)	(1,515)	2.8
Deferred remeasurement for tax rate change	—	—	5,117	(9.6)
Loss on amendment of warrants	—	—	342	(0.6)
Non-deductible items	396	(2.3)	—	—
Return to provision adjustment	(4)	0.2	—	—
Other	27	0.2	41	(0.1)
Change in valuation allowance	(3,761)	21.0	8,972	(16.9)
Income tax expense	$46	0.1%	$—	—%
As of December 31, 2018 and 2017, the components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$8,908	$7,555
Share-based compensation	5,753	16,321
Interest expense limitation	2,171	—
Settlement liability	—	1,037
Accounts receivable, net	451	480
Accrued expenses and other current liabilities	74	91
Property and equipment, net	73	—
Other	145	22
	17,575	25,506
Valuation allowance	(5,238)	(10,853)
	12,337	14,653
Deferred tax liabilities:
Intangible assets	(12,383)	(14,505)
Property and equipment, net	—	(148)
	(12,383)	(14,653)
Net deferred tax liability	$(46)	$—
As of December 31, 2018, the Company has federal net operating losses of $36,973, of which $26,128 begin to expire in 2035, and $10,845 which can be carried forward indefinitely. As of December 31, 2018, the Company has state net operating loss carryforwards of $36,075, which begin to expire in 2035. Certain net operating losses generated by the Company in 2014 and 2015 are subject to annual limitation under IRC Section 382 due to ownership changes.
For the year ended December 31, 2018, the Tax Act established a new limitation on deductible interest expense under IRC Section 163(j), which limits the Company’s annual deduction of interest expense to the sum of business interest income and 30 percent of the adjusted taxable income of the Company. For the year ended December 31, 2018, the limitation resulted in disallowed interest of $8,417, which can be carried forward indefinitely.

For the year ended December 31, 2018, the Spin-off of Red Violet contributed to a $1,500 decrease to the net deferred tax assets of the Company, which was fully offset by a corresponding reduction to the valuation allowance. The aforementioned decrease represents the net deferred tax assets attributable to Red Violet on the date of the Spin-off.
As of December 31, 2018 and 2017, the Company recorded a full valuation allowance against its net deferred tax assets of $5,238 and $10,853, respectively. For the year ended December 31, 2018, the decrease in the valuation allowance is primarily a result of the movement in the net deferred tax asset in the current year. The Company intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Based on the Company’s history of losses, current income (loss) from continuing operations, estimated future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, the Company believes there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.
The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company files tax returns in federal and certain state and local jurisdictions. The 2015 tax year is the earliest tax year that remains subject to examination by the following taxing authorities in major jurisdictions: Federal, California, New York and New York City. Since inception, the Company has generated net operating losses, and thus the 2014 tax year remains open to examination by taxing authorities to the extent the net operating losses generated in such year are utilized in subsequent periods with open statutes.
For the years ended December 31 2018 and 2017, reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, consists of the following:

	Year Ended December 31
(In thousands)	2018	2017
Unrecognized tax benefits, opening balance	$1,134	$1,668
Decrease as a result of the Tax Act	—	(534)
Increase in unrecognized tax benefits	346	—
Unrecognized tax benefits, ending balance	$1,480	$1,134
The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of December 31, 2018, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.
The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.
11. Common stock, preferred stock and warrants
Common stock
As of December 31, 2018, 2017 and 2016, the number of issued shares of common stock was 76,525,581, 61,631,573 and 53,717,996, respectively, which included shares of treasury stock of 1,233,198, 352,523 and 160,235, respectively.
For the year ended December 31, 2018, the change in the number of issued shares of common stock comprised the following issuances:

•
An aggregate of 12,194,008 shares of common stock were issued as a result of the vesting of RSUs, and included 875,675 shares of common stock withheld to cover withholding taxes upon such vesting, which are reflected as additions to treasury stock in the consolidated statements of changes in shareholders' equity.

•
An aggregate of 2,700,000 shares of common stock were issued in a registered direct offering ("Registered Direct Offering") to certain investors with a purchase price of $5.00 per share, pursuant to a definitive securities purchase agreement entered into on January 10, 2018, for proceeds of $13,392, net of issuance costs of $108.

•
Concurrent with the Registered Direct Offering, the Company issued to such institutional buyers, for no additional consideration, warrants to purchase an aggregate of 1,350,000 shares of common stock. These warrants have an exercise price of $6.00 per share and are exercisable until July 11, 2020.

For the year ended December 31, 2017, the change in the number of issued shares of common stock comprised the following issuances:

•
An aggregate of 4,001,808 shares of common stock were issued as a result of the vesting of RSUs and the issuance of restricted stock, including 192,288 shares of common stock withheld to cover withholding taxes upon such vesting, which are reflected as additions to treasury stock in the consolidated statements of changes in shareholders' equity.

•
On October 17, 2017, the Company entered into certain amendments (the “Intracoastal and Anson Warrant Amendments”) to the common stock purchase warrants dated July 23, 2015, May 17, 2016 and November 23, 2016 with Intracoastal Capital, LLC (“Intracoastal”) and the common stock purchase warrant dated May 17, 2016 with Anson Investments Master Fund LP (“Anson”), which represented warrants to purchase a total of 861,769 shares of the Company’s common stock previously granted to these warrant holders pursuant to the common stock purchase warrants described above. The Company agreed to reduce the exercise price of these warrants to $3.00 per share. In October 2017, Intracoastal and Anson exercised all of such warrants, as a result of which the Company received proceeds of $2,585 and issued an aggregate of 861,769 shares of common stock.

The Intracoastal and Anson Warrant Amendments also provided that the Company issue to Intracoastal and Anson additional warrants for common stock equal to 25% of the number of shares exercised, resulting in an aggregate issuance of 215,443 additional warrants with an exercise price of $5.35 per share (the “Additional Warrants”).
For the year ended December 31, 2017, a loss of $1,005 was recognized in other expenses, net as a result of the Intracoastal and Anson Warrant Amendments.

•
On November 3, 2017, the Company issued an aggregate of 300,000 shares of common stock to Whitehorse, in connection with the exercise of the Whitehorse Warrants, pursuant to the Whitehorse Warrant Amendments. Gross proceeds of $900 in total were received in November 2017. For the year ended December 31, 2017, together with the exercise of warrants by Intracoastal and Anson, discussed above, an aggregate of $3,484 was received as a result of the exercise of warrants to purchase 1,161,769 shares of common stock.

•	On November 3, 2017, the Company issued a total of 2,750,000 shares of common stock to settle the additional acquisition consideration payable in stock related to the Q Interactive Acquisition.
Treasury stock
As of December 31, 2018, 2017 and 2016, the Company held 1,233,198, 352,523 and 160,235 shares in treasury, with a cost of $3,272, $1,274 and $531, respectively.
For the year ended December 31, 2018, the increase in treasury stock was attributable to 875,675 shares that were withheld to cover withholding taxes upon the vesting of RSUs and restricted stock. The increase in treasury stock also included a purchase on April 9, 2018 by the Company of 729,167 shares of treasury stock for $1,581, which represented the aggregate shares that Red Violet employees had elected to sell to cover the withholding of taxes on the accelerated vesting of RSUs related to the Spin-off. On October 17, 2018, the Company repurchased 5,000 shares from an outside investor.
For the year ended December 31, 2017, the increase in treasury stock was attributable to 192,288 shares that were withheld to cover withholding taxes upon the vesting of RSUs and restricted stock.
Warrants
As of December 31, 2018, 2017 and 2016, warrants to purchase an aggregate of 2,498,776, 1,273,776 and 2,220,102 shares of common stock were outstanding, respectively. The current exercise prices for outstanding issuances range from 3.75 to 6.00 per share.
For the year ended December 31, 2018, the increase in warrants resulted from the issuance of warrants to purchase an aggregate of 1,350,000 shares of common stock, with an exercise price of $6.00 per share. These issuances occurred concurrent with the Registered Direct Offering. Pursuant to the First Amendments to the Amended Whitehorse Warrants, the parties agreed to reduce the price per share at which the warrant holders have the right, but not the obligation, to require the Company to purchase from the warrant holders the Warrant Shares to $3.8334 per share, to modify the period during which the Put Right could be exercised to the period commencing January 1, 2019 and ending December 15, 2019 and to modify the minimum price that the warrant holders can transfer any of the Warrant Shares to no less than $3.8334 per share.
For the year ended December 31, 2017, as a result of certain amendments of warrants, as discussed above under "Common Stock", the exercise price of warrants to purchase an aggregate of 1,161,769 of common stock was lowered to $3.00 per share. These warrants were subsequently exercised in full.
As of December 31, 2017, warrants to purchase an aggregate of 1,273,776 shares of common stock were outstanding, and included the following:

•
Concurrent with the Registered Direct Offering, warrants to purchase an aggregate of 500,000 shares of common stock were issued to five investors, and included 375,000 warrants to Intracoastal and Anson, with an exercise price of $8.00 per share. These warrants became exercisable beginning November 21, 2016, the date that was six months and one day from the date of issuance, and were to expire 24 months from the date that they became exercisable. As a result of the Intracoastal and Anson Warrant Amendments, warrants previously issued to Intracoastal and Anson were amended and exercised, with an exercise price of $3.00 per share. As of December 31, 2017, there were remaining warrants to purchase 125,000 shares of common stock.

•
The Intracoastal and Anson Warrant Amendments provided that the Company deliver an aggregate of 215,443 Additional Warrants to these two investors, with an exercise price of $5.35 per share. These Additional Warrants were to be exercisable from the date of issuance and expire on the earlier of the close of business on the two-year anniversary of (i) the date a registration statement registering the resale of the underlying shares is declared effective by the SEC, or (ii) the commencement date that such Additional Warrant may be exercised by means of a “cashless exercise.”

•
Concurrent with the Registered Direct Offering, warrants to purchase an aggregate of 1,000,000 and 100,000 shares of common stock, with exercise prices of $3.75 and $5.00 per share, respectively, were issued to four investors, including Intracoastal and related agents, respectively. The warrants issued to the four investors became exercisable beginning six months and one day from the date of issuance and were to expire 5 years from the date these warrants became exercisable. The warrants issued to related agents became exercisable beginning six months and one day from the date of issuance and were to expire 24 months from the date they became exercisable. As a result of the Intracoastal and Anson Warrant Amendments, warrants to purchase 166,667 shares of common stock previously issued to Intracoastal were amended and exercised, with an exercise price of $3.00 per share. This exercise resulted in remaining warrants in aggregate to purchase 833,333 and 100,000 shares of common stock, with exercise prices of $3.75 and $5.00 per share, respectively, being issued to the remaining three investors and related agents, respectively.

Preferred stock
As of December 31, 2018 and 2017, the Company had 10.0 million shares of preferred stock with par value of $0.0001 per share authorized. No shares of preferred stock were issued or outstanding.
12. Share-based compensation
As of December 31, 2018, the Company maintains three share-based incentive plans: the 2008 Share Incentive Plan (the “2008 Plan”), the Fluent, Inc. 2015 Stock Incentive Plan (the “2015 Plan”) and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan"), which, when combined, authorize the issuance of 21,152,558 shares of common stock. The 2008 Plan expired in December 2018, and no future grants can be granted out of that plan. In April 2018, the Company's board of directors approved the 2018 Plan, which was subsequently approved by stockholders at the Company's Annual Meeting of Stockholders held on June 6, 2018. The primary purpose of the 2015 Plan and 2018 Plans, respectively, is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.
As of December 31, 2018, there were 156,490 and 7,652,558 shares of common stock reserved for issuance under the 2015 Plan and the 2018 Plan, respectively.
Shares issued outside of the equity plans
The following RSUs were issued outside of the 2008 Plan, 2015 Plan and 2018 Plan:
Effective October 14, 2014, pursuant to a business consulting agreement (the "Business Consulting Agreement"), Marlin Capital Investments, LLC ("Marlin Capital"), a company of which Michael Brauser, the Company's Executive Chairman prior to the Spin-off, owned 50% of and was one of two managers, held RSUs representing the right to receive 2,000,000 shares of the Company's common stock for consulting services provided by Marlin Capital. These RSUs were to vest annually beginning from October 13, 2015 if certain performance goals of the Company were met. The shares underlying such RSUs would not have been delivered until October 13, 2018, unless there was a change of control of the Company, termination of the agreement by the Company without cause, or termination of the agreement by Marlin Capital for good reason. As of December 31, 2015, the Company determined the performance goals were met. On March 12, 2018, the Company terminated the Business Consulting Agreement, which resulted in the acceleration of the 500,000 shares that were unvested. During the first quarter of December 31, 2018, the related share-based compensation expense of $906 was recognized in loss on disposal of discontinued operations.
Effective November 16, 2015, the Company entered into an employment agreement with Michael Brauser (the "Brauser Employment Agreement") related to his service as Executive Chairman of the Board of Directors, pursuant to which Mr. Brauser would receive an annual base salary of $25, payable in accordance with the Company's general payroll practices, and

RSUs outside of the 2008 Plan and the 2015 Plan representing the right to receive 5,000,000 shares of common stock. Among the total 5,000,000 shares granted pursuant to the RSUs, 1,250,000 shares were delivered in December 2017 and 1,250,000 shares were delivered in January 2018. On March 12, 2018, the unvested 2,500,000 shares were accelerated and related share-based compensation expense of $6,468 was recognized in loss on disposal of discontinued operations during the first quarter of 2018.
On December 8, 2015, when Phillip Frost, M.D. joined the Board of Directors of the Company as Vice Chairman, Frost Gamma was granted 3,000,000 RSUs, outside of the 2008 Plan and 2015 Plan. This grant was fully vested and related share-based compensation expense was recognized on December 8, 2015, but Frost Gamma elected to defer delivery of any vested RSUs until Dr. Frost's separation from service from the Company or death or disability. Effective March 8, 2018, Dr. Frost resigned as Vice Chairman. The 3,000,000 shares were delivered during the first quarter of 2018.
Spin-off of Red Violet
On March 8, 2018, the Company's Compensation Committee of the Board of Directors approved the Acceleration of stock options, RSUs and restricted stock held by certain employees, consultants and directors. Awards for an aggregate of 5,157,998 were accelerated, which included stock options for 47,500 shares, 4,960,498 RSUs (inclusive of 500,000 shares to Marlin Capital and 2,500,000 to Michael Brauser, as discussed above), and 150,000 shares of restricted stock. Share-based compensation expense of $15,548, which resulted from the Acceleration was recognized in loss on disposal of discontinued operations during the first quarter of 2018.
During the first quarter of 2018, and in connection with the Spin-off of Red Violet, common stock awards comprised of an aggregate of 304,000 shares were granted to certain employees of Red Violet ("Spin-off Grants"). The related share-based compensation expense of $881 was recognized in loss on disposal of discontinued operations. In addition, an aggregate of 2,041,000 shares of common stock, subject to deferred delivery over a three-year period, were granted to certain Company employees as a result of the Spin-off ("Transaction Grants"). The related share-based compensation expense of $5,409 was recognized in costs and expenses as part of Spin-off transaction costs during the first quarter of 2018.
Stock options
For the years ended December 31, 2018 and 2017, the activity related to stock options consisted of the following:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2016	352,000	$10.25	4.4 years
Expired	(130,000)	6.25
Outstanding as of December 31, 2017	222,000	12.59	5.4 years	—
Expired	(110,000)	11.17
Outstanding as of December 31, 2018	112,000	13.98	2.8 years	—
Options vested and expected to vest as of December 31, 2018	112,000	13.98	2.8 years	—
Options exercisable as of December 31, 2018	112,000	$13.98	2.8 years	—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on December 31, 2018 of $3.60 and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the years ended December 31, 2018 and 2017, the activity related to the unvested balance of options consisted of the following:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term
Unvested as of December 31, 2016	68,750	$8.91	8.9 years
Vested	(21,250)	8.80
Unvested as of December 31, 2017	47,500	8.96	7.9 years
Vested (1)	(47,500)	8.96
Unvested as of December 31, 2018	—	$—	0.0 years
(1)47,500 shares of stock options were accelerated as a result of the Spin-off of Red Violet.

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option pricing model applying the following assumptions, and amortizes the fair value to expense over the option’s vesting period using the straight-line attribution approach for employees and non-employee directors. For the years ended December 31, 2018 and 2017, there were no grants of stock options, and there were no stock options exercised.
The risk-free interest rate is based on rates in effect for United States government bonds with terms similar to the expected terms of the stock options, at the time of grant. The estimated volatility of shares on the date of grant is based on the historical volatility of the Company's publicly-traded shares. The expected term is determined by taking into account the contractual terms and historical exercise patterns.
During the years ended December 31, 2018 and 2017, the total fair value of vested stock options was $159 and $125, respectively.
For the years ended December 31, 2018 and 2017, compensation expense recognized for these stock options was $243 and $123, respectively. This compensation expense was recognized in discontinued operations in the consolidated statements of operations. As of December 31, 2018, there was no unrecognized share-based compensation with respect to outstanding stock options.
Restricted stock units, common stock grants and restricted stock
For the years ended December 31, 2018 and 2017, activity related to unvested RSUs, common stock grants and restricted stock activity consisted of the following:

	Number of units	Weighted average grant date fair value
Unvested as of December 31, 2016	12,407,029	$8.40
Granted	2,732,000	5.61
Vested and delivered (1)	(3,659,520)	8.29
Withheld as treasury stock (2)	(192,288)	8.48
Vested not delivered (3)	(2,568,318)	3.43
Forfeited	(567,998)	5.65
Unvested as of December 31, 2017 (4)	8,150,905	9.27
Granted (5)	4,598,125	2.63
Vested and delivered (1)	(11,468,333)	7.63
Withheld as treasury stock (2)	(875,675)	6.05
Vested not delivered (3)	3,766,068	9.85
Forfeited	(339,125)	4.68
Unvested as of December 31, 2018	3,831,965	$7.95

(1)
Among the shares vested and delivered during the years ended December 31, 2018 and 2017, there were 6,278,318 and 34,584 shares that were vested but deferred from prior periods, respectively. See (3) below.

(2)
As discussed in Note 11, Common Shares and Preferred Shares, the increase in treasury stock was primarily attributable to shares withheld to cover statutory withholding taxes upon the vesting of RSUs. As of December 31, 2018 and 2017, there were 1,233,198 and 352,523 outstanding shares of treasury stock, respectively.

(3)
Vested not delivered represent vested RSUs or common stock grants with delivery deferred to a future time. During the year ended December 31, 2018, there was a net decrease of 3,766,068 shares included in vested not delivered, as a result of the delivery of common stock of underlying RSUs included in "vested not delivered" in prior periods. During the year ended December 31, 2017, there was a net increase of 2,568,318 shares within the same balance due to the addition of vestings subject to deferred delivery terms. As of December 31, 2018 and 2017, there were 2,909,917 and 6,675,985 outstanding RSUs or shares of common stock grants included in vested not delivered, respectively.

(4)
As of December 31, 2017, included in the unvested shares were 150,000 shares of unvested restricted stock, which were, as of December 31, 2017, included in the issued and outstanding shares of the Company’s common stock.

(5)
As discussed in "Spin-off of Red Violet" above, included in the RSUs granted during the year ended December 31, 2018, were an aggregate of 304,000 shares of Spin-off Grants that vested and were delivered in the first quarter of 2018, and an aggregate of 2,041,000 shares of Transaction Grants that vested but were subject to deferred delivery over a three-year period.

For the years ended December 31, 2018 and 2017, the Company recognized compensation (included in sales and marketing expenses, general and administrative expenses. product development, and discontinued operations in the consolidated statements of operations, and intangible assets in the consolidated balance sheets) for these RSUs, common stock grants and restricted stock of $15,104 and $35,169, respectively. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.
As of December 31, 2018, unrecognized share-based compensation expense associated with the granted RSUs is $7,418, which is expected to be recognized over a weighted average period of 1.9 years.
For the years ended December 31, 2018 and 2017, share-based compensation for the Company’s stock options, RSUs, common stock grants and restricted stock was allocated to the following accounts in the consolidated financial statements:

	Year Ended December 31,
(In thousands)	2018	2017
Sales and marketing expenses	$2,856	$2,254
Product development	676	423
General and administrative expenses	5,739	28,448
Spin-off transaction costs	5,410	—
Discontinued operations	15,712	2,871
	30,393	33,996
Capitalized in intangible assets of continuing operations	423	512
Capitalized in intangible assets of discontinued operations	181	784
Total	$30,997	$35,292

13. Segment information
Prior to the Spin-off, the Company had two reportable segments corresponding with two operating segments, Information Services and Performance Marketing. Subsequent to the Spin-off of Red Violet, and the associated change in the Company's management team, the composition of the reportable segments changed. As of March 31, 2018, the Company determined that it had one reportable segment corresponding with one operating segment, Performance Marketing. This determination reflects how the Company evaluates its business performance and manages its operations. For the years ended December 31, 2018 and 2017, the Company revised the segment information disclosures to reflect this change.
Revenue by geography is based on the location of the Company's customers. For the years ended December 31, 2018 and 2017, the total revenue earned from outside of the United States was less than 10.0%. All significant long-lived assets are located in the United States.

14. Related party transactions
For the years ended December 31, 2018 and 2017, material related party transactions were as follows:
Business Consulting Agreement
Pursuant to the Business Consulting Agreement, Marlin Capital held RSUs representing the right to receive 2,000,000 shares of the Company's common stock, for consulting services provided by Marlin Capital. These RSUs were to vest annually beginning from October 13, 2015 only if certain performance goals of the Company were met. The shares underlying such RSUs would not have been delivered until October 13, 2018, unless there was a change of control of the Company, termination of the agreement by the Company without cause, or termination of the agreement by Marlin Capital for good reason. The Company determined the performance goals were met as of December 31, 2015. Share-based compensation expense of negative $1,792 and $4,272 for the twelve months ended December 31, 2018 and 2017, respectively, associated with shares under the Business Consulting Agreement was recognized in general and administrative expenses. On March 12, 2018, the Company terminated the Business Consulting Agreement. The unvested 500,000 shares were accelerated and related share-based compensation expense of $906 was recognized fully in loss on disposal of discontinued operations during the first quarter of 2018. See Note 12, "Share-based compensation," for details.
Promissory Notes
On December 8, 2015, the Company entered into the Promissory Notes, with an interest rate of 10% per annum, with certain investors, for aggregate financing of $10.0 million, consisting of $5.0 million from Frost Gamma, $4.0 million from Michael Brauser, and $1.0 million from another investor. As of December 31, 2017, the principal amounts plus accrued PIK interest of the Promissory Notes owing to Frost Gamma, Michael Brauser and such other investor were $5,574, $4,460 and $1,115, respectively. During the twelve months ended December 31, 2017, the Company repaid $533, $426, and $107 to Frost Gamma, Michael Brauser and another investor, respectively. On March 26, 2018, as part of the Refinancing associated with the Spin-off of Red Violet, the principal amount plus accrued PIK interest of the Promissory Notes owing to Frost Gamma, Michael Brauser and such other investor, of $5,713, $4,570 and $1,143, respectively, was fully repaid. See Note 9, "Long-term debt, net," for details.
Consulting Agreement
On September 6, 2017, the Company entered into the Consulting Agreement with Michael Brauser, effective as of June 23, 2017, for a term of four years, under which Mr. Brauser served as a strategic adviser to the Company but received no salary for such services. In consideration for Mr. Brauser's services, the Consulting Agreement provided for continued vesting of all outstanding RSUs granted to Mr. Brauser under the Brauser Employment Agreement.
Share-based compensation expense of $302 and $1,742, associated with the Consulting Agreement, was recognized in general and administrative expenses for the twelve months ended December 31, 2018 and 2017, respectively. In addition, upon the Acceleration, the remaining unvested 2,500,000 shares were accelerated, and related share-based compensation expense of $6,468 was recognized in loss on disposal of discontinued operations during the first quarter of 2018. The Consulting Agreement was terminated upon the Spin-off of Red Violet. See Note 12, "Share-based compensation," for details.
Others
Effective on August 1, 2015, the Company entered into a consulting agreement with DAB Management Group Inc. ("DAB"), for DAB to provide consulting services (the "DAB Agreement"). DAB is owned by Daniel Brauser, a director of the Company at the time the DAB Agreement was entered into and the son of Michael Brauser. Under the DAB Agreement, the consulting service fee was $20 per month. The Company recognized consulting service fees of $60 and $240 for the twelve months ended December 31, 2018 and 2017, respectively. The DAB Agreement was terminated upon the Spin-off of Red Violet.
15. Commitments and contingencies
(a) Operating lease commitments
Effective October 10, 2018, the Company entered into a seven-year operating lease agreement for approximately 42,685 square feet of office space in New York City, with the option to extend through 2031. In connection with this lease agreement, the Company was required to establish and maintain a $1,480 cash collateral account, which is recorded in restricted cash on the consolidated balance sheets. Rent expense related to the new lease agreement is recorded on a straight-line basis beginning on the lease commencement date of November 8, 2018.
For the years ended December 31, 2018 and 2017, the Company recorded rent expense related to its current office locations of $1,596 and $1,728, respectively.
As of December 31, 2018, future minimum rental payments under noncancelable operating leases having initial or remaining lease terms of more than one year are as follows:

(In thousands)
Year	December 31, 2018
2019	$1,543
2020	2,280
2021	2,282
2022	2,244
2023	2,390
2024 and thereafter	4,371
Total	$15,110
 (b) Capital lease commitments
In connection with the seven-year operating lease agreement discussed above, the Company obtained the right to use certain furniture, fixtures and office equipment (referred to as "Leased Capital Assets") already installed in the new office space in New York City. The Company determined that the Leased Capital Assets should be treated as a capital lease.
As of December 31, 2018, the Company has lease obligations of $747 related to the Leased Capital Assets. The Company's obligations under this capital lease agreement are as follows:

(In thousands)
Year	December 31, 2018
2018	$101
2019	157
2020	157
2021	157
2022	169
Thereafter	312
Total minimum payments required	$1,053
Amounts representing interest	306
Present value of net minimum payments	747
Less: Current maturities	101
Long-term payment obligations	$646
(c) Contingencies
The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings are expensed as incurred. The Company reviews legal proceedings and claims on an ongoing basis and follows the appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the consolidated financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

In addition, the Company may be involved in litigation from time to time in the ordinary course of business. It is the opinion of the Company's management that the ultimate resolution of any such matters currently pending will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. However, the results of such matters cannot be predicted with certainty and there can be no assurance that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
16. Subsequent events

Management has made an evaluation for subsequent events requiring recognition or disclosure in these consolidated financial statements through March 18, 2019, which is the date these consolidated financial statements were available to be issued. None were identified.