Form 10-Q
period 2019-03-31
Fluent, Inc.
filed 2019-05-10
CIK 1460329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

33 Whitehall Street, 15th Floor
New York, New York 10004
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0005 par value per share	FLNT	The NASDAQ Stock Market, LLC
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

As of May 6, 2019, the registrant had 76,533,036 shares of common stock outstanding.

FLUENT, INC.
TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.
ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$18,707	$17,769
Accounts receivable, net of allowance for doubtful accounts of $595 and $1,751	44,023	48,652
Prepaid expenses and other current assets	2,572	1,971
Total current assets	65,302	68,392
Restricted cash	1,480	1,480
Property and equipment, net	2,838	1,380
Right-of-use asset	10,584	—
Intangible assets, net	59,059	61,812
Goodwill	159,791	159,791
Other non-current assets	435	414
Total assets	$299,489	$293,269
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$6,364	$7,855
Accrued expenses and other current liabilities	15,528	21,566
Deferred revenue	674	444
Current portion of long-term debt	4,824	3,500
Current portion of operating lease liability	1,134	—
Total current liabilities	28,524	33,365
Long-term debt, net	50,092	51,972
Operating lease liability, net	10,037	—
Other non-current liabilities	795	766
Total liabilities	89,448	86,103
Shareholders' equity:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock - $0.0005 par value, 200,000,000 shares authorized; 77,603,189 and 76,525,581 shares issued at March 31, 2019 and December 31, 2018, respectively; and 76,048,360 and 75,292,383 shares outstanding at March 31, 2019 and December 31, 2018, respectively	39	38
Treasury stock, at cost, 1,554,829 and 1,233,198 shares at March 31, 2019 and December 31, 2018, respectively	(4,882)	(3,272)
Additional paid-in capital	399,208	395,769
Accumulated deficit	(184,324)	(185,369)
Total shareholders' equity	210,041	207,166
Total liabilities and shareholders' equity	$299,489	$293,269

See notes to condensed consolidated financial statements

FLUENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$66,561	$55,989
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	44,829	37,619
Sales and marketing	3,434	3,102
Product development	2,150	734
General and administrative	10,043	6,659
Depreciation and amortization	3,317	3,331
Spin-off transaction costs	—	7,708
Total costs and expenses	63,773	59,153
Income (loss) from operations	2,788	(3,164)
Interest expense, net	(1,778)	(2,394)
Income (loss) before income taxes from continuing operations	1,010	(5,558)
Income tax benefit	35	—
Net income (loss) from continuing operations	1,045	(5,558)
Discontinued operations:
Loss from operations of discontinued operations, net of $0 income taxes	—	(2,084)
Loss on disposal of discontinued operations, net of $0 income taxes	—	(19,040)
Net loss from discontinued operations	—	(21,124)
Net income (loss)	$1,045	$(26,682)
Basic and diluted income (loss) per share:
Continuing operations	$0.01	$(0.08)
Discontinued operations	$—	$(0.30)
Net income (loss)	$0.01	$(0.37)
Weighted average number of shares outstanding:
Basic	79,097,426	71,537,743
Diluted	80,063,989	71,537,743

See notes to condensed consolidated financial statements

FLUENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in thousands, except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as at December 31, 2018	76,525,581	$38	1,233,198	$(3,272)	$395,769	$(185,369)	$207,166
Vesting of restricted stock units and issuance of restricted stock	1,077,608	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes in connection with the vesting of restricted stock units	—	—	321,631	(1,610)	—	—	(1,610)
Reclassification of puttable option from liability to equity	—	—	—	—	1,150	—	1,150
Share-based compensation	—	—	—	—	2,290	—	2,290
Net income	—	—	—	—	—	1,045	1,045
Balance as at March 31, 2019	77,603,189	$39	1,554,829	$(4,882)	$399,208	$(184,324)	$210,041

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as at December 31, 2017	61,631,573	$31	352,523	$(1,274)	$392,687	$(167,437)	$224,007
Issuance of common stock upon direct offering to certain investors, net of issuance costs of $108	2,700,000	1	—	—	13,391	—	13,392
Vesting of restricted stock units and issuance of restricted stock	12,105,636	6	—	—	(6)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes in connection with the vesting of restricted stock units	—	—	143,395	(398)	—	—	(398)
Share-based compensation	—	—	—	—	22,701	—	22,701
Net loss	—	—	—	—	—	(26,682)	(26,682)
Spin-off of Red Violet	—	—	—	—	(41,500)	—	(41,500)
Balance as at March 31, 2018	76,437,209	$38	495,918	$(1,672)	$387,273	$(194,119)	$191,520

See notes to condensed consolidated financial statements

FLUENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (income) loss	$1,045	$(26,682)
Net loss from discontinued operations	—	21,124
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,317	3,331
Non-cash interest expense and related amortization	319	724
Share-based compensation expense	2,275	6,648
Recovery of bad debt	—	(14)
Allocation of expenses to Red Violet	—	(325)
Deferred income taxes	(35)	—
Changes in assets and liabilities:
Accounts receivable	4,629	2,127
Prepaid expenses and other current assets	(601)	(1,609)
Other non-current assets	(21)	537
Operating lease assets and liabilities	587	—
Accounts payable	(1,629)	(3,291)
Accrued expenses and other current liabilities	(4,929)	359
Deferred revenue	230	(46)
Other liabilities	(22)	—
Net cash provided by operating activities from continuing operations	5,165	2,883
Net cash used in operating activities from discontinued operations	—	(5,835)
Net cash provided by (used in) operating activities	5,165	(2,952)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,385)	(22)
Capitalized costs included in intangible assets	(357)	(177)
Capital contributed to Red Violet	—	(19,728)
Net cash used in investing activities from continuing operations	(1,742)	(19,927)
Net cash used in investing activities from discontinued operations	—	(1,386)
Net cash used in investing activities	(1,742)	(21,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	—	13,392
Proceeds from debt obligations, net of debt costs	—	67,182
Repayments of long-term debt	(875)	(67,107)
Taxes paid related to net share settlement of vesting of restricted stock units	(1,610)	(398)
Net cash (used in) provided by financing activities	(2,485)	13,069
Net increase (decrease) in cash, cash equivalents and restricted cash	938	(11,196)
Cash, cash equivalents and restricted cash at beginning of period	19,249	16,564
Cash, cash equivalents and restricted cash at end of period	$20,187	$5,368
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,402	$1,678
Cash paid for income taxes	$—	$—
Share-based compensation capitalized in intangible assets	$15	$55
Non-cash additions to property and equipment	$138	$—
Reclassification of puttable option from liability to equity	$1,150	$—
 See notes to condensed consolidated financial statements

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share data)
(unaudited)

1. Summary of significant accounting policies
(a) Basis of preparation and liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared by Fluent, Inc., a Delaware corporation (the "Company" or "Fluent"), in accordance with accounting principles generally accepted in the United States ("US GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations.
The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2019.
The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K") filed with the SEC on March 18, 2019.
The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date included in the 2018 Form 10-K.
Principles of consolidation
The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.
Spin-off of Red Violet
On March 26, 2018, Fluent completed the previously announced spin-off (the "Spin-off") of its risk management business from its performance marketing business by way of a distribution of all the shares of common stock of Fluent's wholly-owned subsidiary, Red Violet, Inc. ("Red Violet"), to Fluent's stockholders of record as of March 19, 2018 and certain warrant holders.
In accordance with Accounting Standards Codification ("ASC") 205-20, "Discontinued Operations," the results of Red Violet through the date of the Spin-off are reflected in the Company's prior year condensed consolidated financial statements as discontinued operations and, therefore, are presented as loss from discontinued operations on the condensed consolidated statements of operations and cash activity from discontinued operations on the condensed consolidated statements of cash flows. See Note 3, "Discontinued operations," for details.
Reclassifications
During the year ended December 31, 2018, the Company reviewed its classification of certain expenses in its consolidated statement of operations in an effort to bring added transparency and conformity to its reporting. As a result of this review, the Company made a number of changes to the way it classifies operating expenses. Expenses for prior periods have been reclassified to conform to the current period presentation. For the three months ended March 31, 2018, the reclassifications had no effect on loss from operations, net loss from continuing operations, or net loss.

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

The following table summarizes the reclassification activity for the three months ended March 31, 2018:

(in thousands)	As previously reported (1)	Category expansion	Operating costs and expenses reclassification	As currently reported
Cost of revenue (exclusive of depreciation and amortization)	$35,663	$—	$1,956	$37,619
Sales and marketing	4,006	(481)	(423)	3,102
Product development	—	734	—	734
General and administrative	8,445	(253)	(1,533)	6,659
During 2018, the Company reclassified certain trade-related accruals from accounts payable (previously trade accounts payable) into accrued expenses and other current liabilities. As a result, for the three months ended March 31, 2018, within cash flows from operating activities on the condensed consolidated statements of cash flows, the increase in accounts payable was reduced by $4,455 resulting in a decrease of $3,291, and the decrease in accrued expenses and other current liabilities was reduced by $4,455 resulting in an increase of $359.
Immaterial Correction of an Error
During the year ended December 31, 2018, the Company identified an error in its calculation of basic and diluted weighted average shares outstanding, in which shares that had vested but were subject to deferred delivery were not included in both the basic and diluted calculations. As a result, basic and diluted loss per share as previously reported for three months ended March 31, 2018 was overstated by an immaterial amount. For the three months ended March 31, 2018, basic and diluted weighted average shares outstanding increased by 4,225,959 shares from 67,311,784 to 71,537,743 shares. The correction of the error resulted in a decrease in basic and diluted loss per share from discontinued operations and net loss from $0.31 and $0.40 per share to $0.30 and $0.37 per share, respectively.
(b) Recently issued and adopted accounting standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), and additional changes, modifications, clarifications or interpretations thereafter, which generally require companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. Effective January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective approach, utilizing transition guidance introduced in ASU 2018-11, Leases: Targeted Improvements, and elected the ‘package of practical expedients,’ which permits the Company not to reassess prior conclusions about lease identification, classification and initial direct costs.

As of January 1, 2019, the adoption of ASU 2016-02 resulted in the recording of right-of-use assets and operating lease liabilities of $10,866 and $11,138, respectively, on the condensed consolidated balance sheets. The difference between the right-of-use assets and operating lease liabilities was recorded as a write-off of the previously recognized deferred rent liability included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The standard did not impact the Company's condensed consolidated statements of operations or condensed consolidated statements of cash flows. The accounting for financing leases, previously referred to as capital leases, remained unchanged as a result of the adoption of this guidance.
Subsequent to the adoption of Accounting Standards Codification ("ASC") 842, the Company will continue to recognize, on a discounted basis, its minimum commitments under noncancelable operating leases on its consolidated balance sheets. ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. Accordingly, the Company will not recognize right-of-use assets or lease liabilities for qualifying leases, including existing short-term leases in effect at the transition date, and will recognize those payments on the consolidated statements of operations on a straight-line basis over the lease term. Additionally, the Company has elected the practical expedient to not separate lease and non-lease components for all of its leases. See Note 4, Lease commitments, for additional disclosures.

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

(c) Revenue recognition
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
The Company applies the practical expedient related to the review of a portfolio of contracts in reviewing the terms of customer contracts as one collective group, rather than by individual contract. Based on historical knowledge of the contracts contained in this portfolio and the similar nature and characteristics of the customers, the Company has concluded the financial statement effects are not materially different than accounting for revenue on a contract-by-contract basis.
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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue. As of March 31, 2019 and December 31, 2018, the balance of deferred revenue was $674 and $444, respectively. The majority of the deferred revenue balance as of December 31, 2018 was recognized into revenue during the first quarter of 2019.

If there is a delay between the period in which revenue is recognized and when customer invoices are issued, revenue is recognized and related amounts are recorded as unbilled revenue in accounts receivable on the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, unbilled revenue included in accounts receivable totaled $23,413 and $25,545, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally-tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. The majority of invoices included within the unbilled revenue balance are issued within the month directly following the period of service. Historical estimates related to unbilled revenue are not materially different from actual revenue billed.

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
(d) Cash, cash equivalents and restricted cash
As of March 31, 2019 and 2018, the Company's cash, cash equivalents and restricted cash balances consist of the following:

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash and cash equivalents	$18,707	$5,368
Restricted cash	1,480	—
Total cash, cash equivalents and restricted cash	$20,187	$5,368
2. Income (loss) per share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, in addition to restricted stock units ("RSUs") and restricted common stock that are vested not delivered. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock and is calculated using the treasury stock method for stock options, restricted stock units, restricted stock, warrants and deferred common stock. Common equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

For the three months ended March 31, 2019 and 2018, basic and diluted income (loss) per share was as follows:

	Three Months Ended March 31,
(In thousands, except share data)	2019	2018
Numerator:
Net income (loss) from continuing operations	$1,045	$(5,558)
Net loss from discontinued operations	—	(21,124)
Net income (loss)	$1,045	$(26,682)
Denominator:
Weighted average of shares outstanding	75,621,360	67,311,784
Weighted average restricted shares vested not delivered	3,476,066	4,225,959
Total basic weighted average shares outstanding	79,097,426	71,537,743
Dilutive effect of assumed conversion of restricted stock units	769,495	—
Dilutive effect of assumed conversion of warrants	197,068	—
Total weighted average diluted shares outstanding	80,063,989	71,537,743
Basic and diluted income (loss) per share: (1)
Continuing operations	$0.01	$(0.08)
Discontinued operations	$—	$(0.30)
Net income (loss)	$0.01	$(0.37)

(1)Income (loss) per share tables may contain summation differences due to rounding.

The following potentially dilutive securities were excluded from the calculation of diluted income (loss) per share because their effects would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2019	2018
Restricted stock units	2,164,404	3,814,128
Stock options	2,142,000	222,000
Warrants	1,665,443	2,623,776
Total anti-dilutive securities	5,971,847	6,659,904
3. Discontinued operations
In accordance with ASC 205-20, Discontinued Operations, the financial results of Red Violet are reflected in the Company's condensed consolidated financial statements as discontinued operations and, therefore, are presented as loss from discontinued operations on the condensed consolidated statements of operations and cash activity from discontinued operations on the condensed consolidated statements of cash flows.
For the three months ended March 31, 2018, the financial results of operations of Red Violet were as follows:

(In thousands)	Three Months Ended March 31, 2018
Major classes of line items constituting loss from discontinued operations:
Revenue	$3,325
Cost of revenue (exclusive of depreciation and amortization)	2,017
Sales and marketing expenses	1,089
General and administrative expenses	1,852
Depreciation and amortization	451
Loss from operations of discontinued operations, net of $0 income taxes	(2,084)
Loss on disposal of discontinued operations, net of $0 income taxes	(19,040)
Net loss from discontinued operations	$(21,124)

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

For the three months ended March 31, 2018, included in the net loss from discontinued operations is a loss on disposal of discontinued operations of $19,040, of which an aggregate of $16,030 represented non-cash charges. The loss on disposal of discontinued operations consisted of the following:

(In thousands)	Three Months Ended March 31, 2018
Share-based compensation expense (1)	$15,548
Write-off of unamortized debt costs (2)	284
Write-off of certain prepaid expenses	198
Spin-off related professional fees	2,012
Spin-off related employee compensation	998
Loss on disposal of discontinued operations	$19,040

(1)
As discussed and defined in Note 10, "Share-based compensation," share-based compensation expense represents non-cash expense in connection with the Acceleration of certain previously outstanding but unvested stock options, RSUs and restricted stock and additional Spin-off Grants, in connection with the Spin-off.

(2)
As discussed in Note 7, "Long-term debt, net," in connection with the Spin-off, the Company repaid the Promissory Notes to certain shareholders, which resulted in a write-off of unamortized debt costs of $284.

In addition, during the first quarter of 2018, in connection with the Spin-off of Red Violet, an aggregate of $7,708 was recognized in costs and expenses from continuing operations as spin-off transaction costs, and included non-cash share-based compensation expense of $5,409 as a result of 2,041,000 shares of Transaction Grants (as defined in Note 10, Share-based compensation), and employee cash compensation of $2,299.
4. Lease commitments

At the inception of a contract, the Company determines whether the contract is or contains a lease based on the facts and circumstances present. Operating leases with a term greater than one year are recognized on the condensed consolidated balance sheets as right-of-use assets, current portion of operating lease liability and operating lease liability, net. Financing leases with a term greater than one year are recognized on the condensed consolidated balance sheets as property and equipment, net, accrued expenses and other current liabilities and other non-current liabilities. The Company has elected not to recognize leases with terms of one year or less on the condensed consolidated balance sheets.

Lease obligations and their corresponding assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The components of a lease should be split into three categories: lease components, non-lease components and non-components; however, the Company has elected to combine lease and non-lease components into a single component. Rent expense associated with operating leases is recognized over the expected term on a straight-line basis. In connection with financing leases, depreciation of the underlying asset is recognized over the expected term on a straight-line basis and interest expense is recognized as incurred.

The Company has entered into various noncancelable operating and financing lease agreements for certain offices and furniture, fixtures and office equipment. These leases have original lease periods expiring between 2021 and 2025. Although certain leases include options to renew, the Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended March 31, 2019, the components of lease costs, lease term and discount rate are as follows:

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

(In thousands)	Three Months Ended March 31, 2019
Operating leases:
Rent expense	$489
Financing lease:
Leased furniture, fixtures and office equipment depreciation expense	24
Interest expense	11
Short-term leases:
Rent expense	225
Total lease costs	$749

Weighted average remaining lease term
Operating leases	6.5 years
Financing lease	6.6 years

Weighted average discount rate
Operating leases	5.0%
Financing lease	5.0%

As of March 31, 2019, scheduled future maturities of the Company's lease liabilities are as follows:

(In thousands)	March 31, 2019
Year	Operating Leases	Financing Lease
Remainder of 2019	$594	$88
2020	2,160	157
2021	2,131	157
2022	2,082	158
2023	2,222	169
Thereafter	4,116	312
Total undiscounted cash flows	13,305	1,041
Less: imputed interest	(2,134)	(160)
Present value of lease liabilities	$11,171	$881

For the three months ended March 31, 2019, supplemental cash flow information related to leases are as follows:

(In thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$399
Operating cash flows used for financing lease	$13
Lease liabilities related to the acquisition of right-of-use assets:
Operating lease	$69

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

5. Intangible assets, net
Intangible assets, other than goodwill, consist of the following:

(In thousands)	Amortization period	March 31, 2019	December 31, 2018
Gross amount:
Software developed for internal use	3 years	$3,125	$3,037
Acquired proprietary technology	5 years	11,459	11,459
Customer relationships	7-10 years	34,986	34,986
Trade names	20 years	16,357	16,357
Domain names	20 years	191	191
Databases	5-10 years	31,292	31,292
Non-competition agreements	2-5 years	1,768	1,768
Total gross amount		99,178	99,090
Accumulated amortization:
Software developed for internal use		(1,210)	(1,282)
Acquired proprietary technology		(7,558)	(6,987)
Customer relationships		(15,613)	(14,417)
Trade names		(2,709)	(2,504)
Domain names		(32)	(29)
Databases		(11,475)	(10,573)
Non-competition agreements		(1,522)	(1,486)
Total accumulated amortization		(40,119)	(37,278)
Net intangible assets:
Software developed for internal use		1,915	1,755
Acquired proprietary technology		3,901	4,472
Customer relationships		19,373	20,569
Trade names		13,648	13,853
Domain names		159	162
Databases		19,817	20,719
Non-competition agreements		246	282
Total net intangible assets		$59,059	$61,812

The gross amounts associated with software developed for internal use primarily represent capitalized costs for internally-developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC ("Fluent LLC"), effective on December 8, 2015 (the "Fluent LLC Acquisition"), and the acquisition of Q Interactive, LLC, effective on June 8, 2016 (the "Q Interactive Acquisition").

For the three months ended March 31, 2019 and 2018, amortization expense related to intangible assets and included in depreciation and amortization expense in the Company's condensed consolidated statements of operations was $3,125 and $3,208, respectively. As of March 31, 2019, intangible assets with a carrying amount of $607, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

As of March 31, 2019, estimated amortization expenses related to the Company's intangible assets for the remainder of 2019 through 2024 and thereafter are as follows:

(In thousands)
Year	March 31, 2019
Remainder of 2019	$9,525
2020	12,427
2021	8,886
2022	8,049
2023	3,967
2024 and thereafter	16,205
Total	$59,059
6. Goodwill
Goodwill represents the cost in excess of fair value of net assets acquired in a business combination. As of March 31, 2019, the total balance of goodwill was $159,791, as a result of the acquisition of Interactive Data, LLC effective on October 2, 2014, the Fluent LLC Acquisition and the Q Interactive Acquisition.
In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. The measurement date of the Company's annual goodwill impairment test is October 1.
For the three months ended March 31, 2019, there were no events or changes in circumstances to indicate that goodwill is impaired.
7. Long-term debt, net
Long-term debt, net, related to the Refinanced Term Loan (as defined below) consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Principal amount	$59,445	$60,320
Less: Unamortized debt issuance costs	(4,529)	(4,848)
Long-term debt, net	54,916	55,472
Less: Current portion of long-term debt	(4,824)	(3,500)
Long-term debt, net (non-current)	$50,092	$51,972
Refinanced Term Loan
In connection with the Spin-off of Red Violet, Fluent LLC refinanced and fully repaid the its existing term loans (the "Term Loans") and certain promissory notes (the "Promissory Notes"), which had been entered into on December 8, 2015, with a new term loan in the amount of $70.0 million ("Refinanced Term Loan"), pursuant to a Limited Consent and Amendment No. 6 ("Amendment No. 6") to its Credit Agreement (the "Credit Agreement"), effective on March 26, 2018 (the "Refinancing").

The Refinanced Term Loan is guaranteed by the Company and its direct and indirect subsidiaries, and secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of either, at Fluent's option, (a) LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) the base rate (generally equivalent to the U.S. prime rate) plus 6.0% per annum, payable in cash. Interest under the Refinanced Term Loan is payable monthly. Scheduled principal amortization of the Refinanced Term Loan is $875 per quarter, commencing with the fiscal quarter ended June 30, 2018. The Refinanced Term Loan matures on March 26, 2023.
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
The Credit Agreement, as amended, requires the Company to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ended June 30, 2018. In addition, the Credit Agreement, as amended, includes certain prepayment provisions, including mandatory quarterly principal prepayments of the Refinanced Term Loan with a portion of the Company's excess cash flow, as defined in the Credit Agreement. For the three months ended March 31, 2019, the quarterly prepayment resulting from excess cash flow was $1,324. As of March 31, 2019, this amount was reclassified to the current portion of long-term debt and will be paid during the second quarter.As of March 31, 2019, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.
Maturities
As of March 31, 2019, scheduled future maturities of the Refinanced Term Loan, including the required principal prepayment based on a portion of the Company's quarterly excess cash flow of $1,324 for the first quarter of 2019 and excluding potential future additional principal prepayments, are as follows:

(In thousands)
Year
Remainder of 2019	$3,949
2020	3,500
2021	3,500
2022	3,500
2023	44,996
Total maturities	$59,445
Fair value
As of March 31, 2019, the fair value of long-term debt is considered to approximate its carrying value, as the Refinanced Term Loan has a variable interest rate. This fair value assessment represents a Level 2 measurement.
8. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. The Company updates its estimated annual effective tax rate on a quarterly basis and, if the estimate changes, makes a cumulative adjustment.
The Company recorded a full valuation allowance against net deferred tax assets as of March 31, 2019 and December 31, 2018 and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Based on current income from continuing operations and anticipated future earnings, the Company believes there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance will be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.
For the three months ended March 31, 2019 and 2018, the Company's effective income tax rate of 3%, differed from the statutory federal income tax rates of 21% and 34%, respectively, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

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

As of March 31, 2019 and December 31, 2018, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of March 31, 2019, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.
The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.
9. Common stock, treasury stock and warrants
Common stock

As of March 31, 2019 and December 31, 2018, the number of issued shares of common stock was 77,603,189 and 76,525,581, respectively, which included shares of treasury stock of 1,554,829 and 1,233,198, respectively.

For three months ended March 31, 2019, the change in the number of issued shares of common stock was a result of an aggregate 1,077,608 shares of common stock issued upon vesting of RSUs, including 321,631 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, discussed below.
Treasury stock
As of March 31, 2019 and December 31, 2018, the Company held shares of treasury stock of 1,554,829 and 1,233,198, with a cost of $4,882 and $3,272, respectively.
The Company's share-based incentive plans, discussed in detail in Note 10, Share-based compensation, allow employees to forfeit shares of common stock to satisfy federal and state statutory tax withholding obligations upon the exercise of stock options and the vesting of RSUs and restricted stock awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the three months ended March 31, 2019, 321,631 shares of common stock were withheld to cover statutory taxes owed by certain employees upon the vesting of their respective RSUs. These shares were taken into treasury stock.
Warrants
As of March 31, 2019 and December 31, 2018, warrants to purchase an aggregate of 2,498,776 shares of common stock were outstanding, respectively, with exercise prices ranging from $3.75 to $6.00 per share.

On July 9, 2018 the Company entered into First Amendments (the "First Amendments") to the Amendments to Warrants and Agreements to Exercise ("Amended Whitehorse Warrants") with (i) H.I.G. Whitehorse SMA ABF, L.P. regarding 46,667 warrants to purchase common stock of the Company, par value $0.0005 per share, at an exercise price of $3.00 per share; (ii) H.I.G. Whitehorse SMA Holdings I, LLC regarding 66,666 warrants to purchase common stock of the Company at an exercise price of $3.00 per share; and (iii) Whitehorse Finance, Inc. regarding 186,667 warrants to purchase common stock of the Company at an exercise price of $3.00 per share. In November 2017, the Amended Whitehorse Warrants were exercised and the Company issued an aggregate of 300,000 shares of common stock of the Company (the "Warrant Shares") to the warrant holders. Pursuant to the First Amendments, the warrant holders have the right, but not the obligation, to require the Company to purchase from these warrant holders the 300,000 Warrant Shares at $3.8334 per share (the "Put Right"), which may be exercised during the period commencing January 1, 2019 and ending December 15, 2019. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Put Right has historically been classified within other current liabilities on the condensed consolidated balance sheets because the market price of the Company's common stock has been lower than the exercise price of $3.8334 per share. As of March 29, 2019, the last reported sale price of the Company's common stock was $5.62 per share, which resulted in the reclassification of the Put Right totaling $1,150 from other current liabilities to equity, which is included within additional paid-in-capital on the condensed consolidated balance sheets as of March 31, 2019.
10. Share-based compensation
As of March 31, 2019, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan (the "2015 Plan") and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

21,104,836 shares of common stock. The primary purpose of the 2015 Plan and 2018 Plans, respectively, is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.
As of March 31, 2019, there were 78,601 and 3,865,586 shares of common stock reserved for issuance under the 2015 Plan and the 2018 Plan, respectively.
Spin-off of Red Violet
On March 8, 2018, the Company's Compensation Committee approved the acceleration (the "Acceleration") of stock options, RSUs and restricted stock held by certain employees, consultants, and directors, including only those employees who were to continue with Red Violet upon completion of the Spin-off, subject to such employees still being employed or providing services on March 12, 2018 (the "Acceleration Date"). An aggregate of 5,157,998 shares were accelerated, including 47,500 stock options, 4,960,498 RSUs (inclusive of 500,000 shares to Marlin Capital and 2,500,000 to Michael Brauser), and 150,000 shares of restricted stock. Share-based compensation expense of $14,667 resulting from the Acceleration was recognized in loss on disposal of discontinued operations during the first quarter of 2018.
In connection with the Spin-off of Red Violet, common stock awards comprised of an aggregate of 304,000 shares were granted to certain employees of Red Violet ("Spin-off Grants") during the first quarter of 2018, and related share-based compensation expense of $881 was recognized in loss on disposal of discontinued operations. Additionally, an aggregate of 2,041,000 shares of common stock, subject to deferred delivery over a three-year period, were granted to certain Fluent employees as a result of the Spin-off ("Transaction Grants"), and related share-based compensation expense of $5,409 was recognized in costs and expenses as part of the Spin-off transaction costs during the first quarter of 2018.
In total, share-based compensation expense of $15,548, which resulted from the Acceleration and Spin-off Grants in connection with the Spin-off, was recognized in loss on disposal of discontinued operations during the first quarter of 2018. See Note 3, "Discontinued operations".
Stock options
On January 31, 2019, the Compensation Committee of the Company's Board of Directors granted to certain officers stock options, which were issued under the 2018 Plan on February 1, 2019. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125% of the share price at the grant date for 20 consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25% of the share price at the grant date for 20 consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the date of grant using a Monte Carlo simulation model. The range of the fair value of the stock options that were awarded is $2.82 to $2.87 per share. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Key Assumptions
Grant date share price	$4.64
Expected term	1.0 - 1.3 years
Expected volatility	65%
Dividend yield	—%
Risk-free rate	2.61%
For the three months ended March 31, 2019, details of stock option activity were as follows:

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2018	112,000	$13.98	2.8 years	$—
Granted	2,030,000	$4.64
Outstanding as of March 31, 2019	2,142,000	$5.13	9.5 years	$2,009
Options vested and expected to vest as of March 31, 2019	2,142,000	$5.13	9.5 years	$2,009
Options exercisable as of March 31, 2019	112,000	$13.98	2.6 years	$19

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock on March 29, 2019 of $5.62 and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.
The unvested balance of options is shown below for the three months ended March 31, 2019:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term
Unvested as of December 31, 2018	—	$—	—
Granted	2,030,000	$4.64
Unvested as of March 31, 2019	2,030,000	$4.64	9.8 years

For the three months ended March 31, 2019, compensation expense recognized for these stock options of $851 was recorded in sales and marketing and general and administrative expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2018, compensation expense recognized for these stock options of $243 was recorded in discontinued operations in the condensed consolidated statements of operations. As of March 31, 2019, there was $4,925 of unrecognized share-based compensation with respect to outstanding stock options.
Restricted stock units, common stock grants and restricted stock
For the three months ended March 31, 2019, details of unvested RSU, common stock and restricted stock activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2018	3,831,965	$7.95
Granted	1,725,930	$4.78
Vested and delivered	(755,977)	$5.02
Withheld as treasury stock (1)	(321,631)	$5.25
Vested not delivered (2)	(673,338)	$7.25
Forfeited	(48,791)	$3.39
Unvested as of March 31, 2019	3,758,158	$7.50

(1)
As discussed in Note 9, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the vesting of RSUs. As of March 31, 2019, there were 1,554,829 outstanding shares of treasury stock.

(2)
Vested not delivered represent vested RSUs or common stock grants with delivery deferred to a future time. For the three months ended March 31, 2019, there was a net increase of 673,338 shares included in vested not delivered, as a result of the vesting of RSUs with deferred delivery elections. As of March 31, 2019, there were 3,583,255 outstanding RSUs or shares of common stock grants included in vested not delivered.

For the three months ended March 31, 2019 and 2018, the Company recognized compensation (included in sales and marketing , product development, general and administrative and discontinued operations in the condensed consolidated statements of operations, and intangible assets in the condensed consolidated balance sheets) for RSUs, common stock and restricted stock of $1,439 and $22,701, respectively. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

As of March 31, 2019, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $18,985, which is expected to be recognized over a weighted average period of 2.5 years.
For the three months ended March 31, 2019 and 2018, share-based compensation for the Company's stock option, RSU, common stock and restricted stock awards were allocated to the following accounts in the condensed consolidated financial statements:

	Three Months Ended March 31,
(In thousands)	2019	2018
Sales and marketing	$369	$666
Product development	245	158
General and administrative	1,661	415
Spin-off transaction costs	—	5,409
Discontinued operations	—	15,713
Total share-based compensation expense	2,275	22,361
Capitalized in intangible assets of continuing operations	15	159
Capitalized in intangible assets of discontinued operations	—	181
Total share-based compensation	$2,290	$22,701
11. Segment information
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

Revenue by country is based on the billing address of the customer. For the three months ended March 31, 2019 and 2018, revenue by geographic area was as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
United States	$58,654	$52,317
International	7,907	3,672
Revenue	$66,561	$55,989

Revenue from individual countries other than the United States did not exceed 10% of total revenue for the periods presented. All significant long-lived assets are located in the United States.

12. Related party transactions
For the three months ended March 31, 2019 and 2018, material related party transactions were as follows:
Business Consulting Agreement
Pursuant to a Business Consulting Agreement, Marlin Capital, an affiliate of Michael Brauser, held RSUs representing the right to receive 2,000,000 shares of the Company's common stock, for consulting services provided by Marlin Capital. These RSUs were to vest annually beginning from October 13, 2015 only if certain performance goals of the Company were met. The shares underlying such RSUs would not have been delivered until October 13, 2018, unless there was a change of control of the Company, termination of the agreement by the Company without cause, or termination of the agreement by Marlin Capital for good reason. The Company determined the performance goals were met as of December 31, 2016. For the three months ended March 31, 2018, share-based

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

compensation expense of negative $1,792, as a result of the revaluation of the fair value of RSUs granted, was recognized in general and administrative expenses in association with shares under the Marlin Capital agreement. On March 12, 2018, the Company terminated the Business Consulting Agreement. The unvested 500,000 shares were accelerated and the related share-based compensation expense of $906,000 was recognized fully in loss on disposal of discontinued operations during the first quarter of 2018.
Promissory Notes
On December 8, 2015, the Company entered into the Promissory Notes, with an interest rate of 10% per annum, with certain investors, for aggregate financing of $10.0 million, consisting of $5.0 million from Frost Gamma, $4.0 million from Michael Brauser and $1.0 million from another investor. During the three months ended March 31, 2018, the Company repaid $533, $426 and $107 to Frost Gamma, Michael Brauser and another investor, respectively. On March 26, 2018, as part of the Refinancing associated with the Spin-off of Red Violet, the principal amounts plus accrued PIK interest of the Promissory Notes owing to Frost Gamma, Michael Brauser and such other investor, of $5,713, $4,570 and $1,143, respectively, were fully repaid.
Consulting Agreement
On September 6, 2017, the Company entered into a Consulting Agreement with Michael Brauser, effective as of June 23, 2017, for a term of four years, under which Mr. Brauser served as a strategic advisor to the Company but received no salary for such services. In consideration for Mr. Brauser's services, the Consulting Agreement provided for continued vesting of all outstanding RSUs granted to Mr. Brauser under the Brauser Employment Agreement. For the three months ended March 31, 2018, share-based compensation expense of $302, associated with the Consulting Agreement, was recognized in general and administrative expenses. In addition, upon the Acceleration, the remaining unvested 2,500,000 shares were accelerated, and related share-based compensation expense of $6,468 was recognized in loss on disposal of discontinued operations during the first quarter of 2018. The Consulting Agreement was terminated upon the Spin-off of Red Violet.
13. Contingencies
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

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. The Company has been fully cooperating with both the NY AG and the DOJ and is responding to the subpoenas.  At this time, it is not possible to determine the duration or disposition of either matter. As such, the Company is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

14. Subsequent events
Management has made an evaluation for subsequent events requiring recognition or disclosure in these consolidated financial statements through May 10, 2019, which is the date these condensed consolidated financial statements were available to be issued. None were identified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 18, 2019 ("2018 Form 10-K"), and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
Overview
Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company"), is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly-scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which in 2018 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Financial Services, Retail & Consumer, Media & Entertainment, Staffing & Recruitment and Marketing Services.
We attract consumers at scale to our owned digital media properties primarily through promotional offerings and employment opportunities. On average, our websites receive over 900,000 first-party user registrations daily, which include users’ names, contact information and opt-in permission to present them with offers on behalf of our clients. According to comScore, we reach 12% of the U.S. digital population on a monthly basis through our owned media properties. Nearly 90% of these users engage with our media on their mobile devices or tablets. Our always-on, real-time capabilities enable users to access our media whenever and wherever they choose.
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

First Quarter Financial Highlights

Three months ended March 31, 2019 compared to three months ended March 31, 2018:
•Revenue increased 19% to $66.6 million, from $56.0 million.
•Net income from continuing operations was $1.0 million, or $0.01 per share, compared to net loss from continuing operations of $5.6 million (inclusive of spin-off transaction costs of $7.7 million), or $0.08 per share.
•Net loss from discontinued operations was $0.0 million, compared to $21.1 million.

•Media margin increased 20% to $23.1 million, from $19.3 million, representing 35% of revenue.

•	Adjusted EBITDA decreased 5% to $9.1 million, based on net income from continuing operations of $1.0 million, from $9.6 million, based on a net loss from continuing operations of $5.6 million.
•Adjusted net income decreased $0.2 million to $4.1 million, or $0.05 per share, from $3.9 million, or $0.05 per share.

Media margin, adjusted EBITDA and adjusted net income are non-GAAP financial measures.
Definitions, Reconciliations and Uses of Non-GAAP Financial Measures
We report the following non-GAAP measures:
Media margin is defined as revenue minus cost of revenue (exclusive of depreciation and amortization) attributable to variable costs paid for media and related expenses. Media margin is also presented as percentage of revenue.
Adjusted EBITDA is defined as net income (loss) from continuing operations, excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) acquisition-related costs, (6) restructuring and certain severance costs, (7) certain litigation and related costs, and (8) one-time items.
Adjusted net income is defined as net income (loss) from continuing operations, excluding (1) share-based compensation expense, (2) acquisition-related costs, (3) restructuring and certain severance costs, (4) certain litigation and related costs, and (5) one-time items. Adjusted net income per share is defined as adjusted net income per basic and diluted weighted average shares outstanding. Adjusted net income is also presented on a per share (basic and diluted) basis.
Below is a reconciliation of media margin from net income (loss) from continuing operations, which we believe is the most directly comparable GAAP measure.

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income (loss) from continuing operations	$1,045	$(5,558)
Income taxes	(35)	—
Interest expense, net	1,778	2,394
Spin-off transaction costs	—	7,708
Depreciation and amortization	3,317	3,331
General and administrative	10,043	6,659
Product development	2,150	734
Sales and marketing	3,434	3,102
Non-media cost of revenue (1)	1,361	943
Media margin	$23,093	$19,313
Revenue	$66,561	$55,989
Media margin % of revenue	34.7%	34.5%
(1) Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net income (loss) from continuing operations, which we believe is the most directly comparable GAAP measure:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income (loss) from continuing operations	$1,045	$(5,558)
Income taxes	(35)	—
Interest expense, net	1,778	2,394
Depreciation and amortization	3,317	3,331
Share-based compensation expense	2,275	6,648
Acquisition-related costs	—	417
Restructuring and certain severance costs	110	2,322
Certain litigation and other related costs	489	46
One-time items	168	—
Adjusted EBITDA	$9,147	$9,600

Below is a reconciliation of adjusted net income and the related measure of adjusted net income per share from net income (loss) from continuing operations, which we believe is the most directly comparable GAAP measure.

	Three Months Ended March 31,
(In thousands, except share data)	2019	2018
Net income (loss) from continuing operations	$1,045	$(5,558)
Share-based compensation expense	2,275	6,648
Acquisition-related costs	—	417
Restructuring and certain severance costs	110	2,322
Certain litigation and other related costs	489	46
One-time items	168	—
Adjusted net income	4,087	3,875
Adjusted net income per share:
Basic and diluted	$0.05	$0.05
Weighted average number of shares outstanding:
Basic	79,097,426	71,537,743
Diluted	80,063,989	71,537,743

We present media margin, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental measures of our financial and operating performance because we believe they provide useful information to investors. More specifically:
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
Adjusted EBITDA is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. Adjusted EBITDA is defined as net income (loss) from continuing operations, excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) acquisition-related costs, (6) restructuring and certain severance costs, (7) certain litigation and related costs, and (8) one-time items. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain severance costs associated with department-specific reorganizations and certain litigation and related costs associated with extraordinary legal matters. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. Adjusted EBITDA for the three months ended March 31, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other adjustments for one-time items in the periods presented.
Adjusted net income and the related measure of adjusted net income per share exclude from net income (loss) from continuing operations (1) share-based compensation expense, (2) acquisition-related costs, (3) restructuring and certain severance costs, (4) certain litigation and related costs, and (5) one-time items. These items are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. Adjusted net income for the three months ended March 31, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other adjustments for one-time items in the periods presented. We believe adjusted net income affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net income from continuing operations.
Media margin, adjusted EBITDA, adjusted net income and adjusted net income per share are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, net income (loss) from continuing operations as indicators of operating performance. None of these metrics are presented as measures of liquidity. The way we measure media margin, adjusted EBITDA and adjusted net income may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in our various agreements.

Three months ended March 31, 2019 compared to three months ended March 31, 2018
Revenue. Revenue increased $10.6 million, or 19%, to $66.6 million for the three months ended March 31, 2019, from $56.0 million for the three months ended March 31, 2018. The increase was primarily attributable to demand for our performance-based marketing services from certain existing clients and the addition of new clients. This demand was enabled by our ability to access incremental media supply and expand deployment of our lifecycle marketing initiative, which re-engages users who have previously interacted with our media properties.
Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $7.2 million, or 19%, to $44.8 million for the three months ended March 31, 2019, from $37.6 million for the three months ended March 31, 2018. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from publishers and third-party intermediaries, such as advertising exchanges. We purchase media to acquire traffic for both our owned and operated websites and on behalf of third-party advertisers.
The total cost of revenue as a percentage of revenue remained flat at 67% for the three months ended March 31, 2019 and 2018.
Sales and marketing. Sales and marketing increased $0.3 million, or 11%, to $3.4 million for the three months ended March 31, 2019, from $3.1 million for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, the amounts consisted mainly of employee salaries and benefits of $2.3 million and $1.9 million, advertising costs of $0.4 million and $0.4 million, and non-cash share-based compensation expense of $0.4 million and $0.7 million. The increase in sales and marketing expenses was primarily attributable to the expansion of our workforce to support growth.
Product development. For the three months ended March 31, 2019, product development increased $1.4 million to $2.2 million, from $0.7 million for the three months ended March 31, 2018. For the years ended March 31, 2019 and 2018, the amounts consisted primarily of employee salaries and benefits of $1.6 million and $0.5 million, respectively. The increase in product development costs was the result of development and innovation of our existing offerings to consumers and advertisers, and development of new product offerings, including emerging data offerings.
General and administrative. General and administrative increased $3.4 million, or 51%, to $10.0 million for the three months ended March 31, 2019, from $6.7 million for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, the amounts consisted mainly of employee salaries and benefits of $4.1 million and $3.6 million, non-cash share-based compensation expense of $1.7 million and $0.4 million, professional fees of $1.9 million and $1.0 million, and office overhead of $1.0 million and $0.6 million, respectively. The increase was mainly the result of increased employee-related costs resulting from the expansion of our workforce to support growth, in addition to an increase in professional fees and office overhead, partially offset by a decrease in acquisition and restructuring costs year over year.
Depreciation and amortization. Depreciation and amortization remained relatively flat at $3.3 million for the three months ended March 31, 2019 and March 31, 2018.

Spin-off transaction costs. During the first quarter of 2018, in connection with the Spin-off of Red Violet, an aggregate of $7.7 million was recognized in costs and expenses as Spin-off transaction costs, including non-cash share-based compensation expense of $5.4 million as a result of the 2,041,000 shares of Transaction Grants and employee cash compensation of $2.3 million.
Interest expense, net. Interest expense, net, decreased $0.6 million, or 26%, to $1.8 million for the three months ended March 31, 2019, from $2.4 million for the three months ended March 31, 2018.to a decline in our effective interest rate under our Refinanced Term Loan described below under "Liquidity and Capital Resources" and lower average debt obligations outstanding.
Income (loss) before income taxes from continuing operations. For the three months ended March 31, 2019, income before income taxes from continuing operations was $1.0 million, compared to a loss before income taxes from continuing operations of $5.6 million for the three months ended March 31, 2018. The change in income (loss) before income taxes from continuing operations for the three months ended March 31, 2019 as compared to the corresponding period in 2018 was primarily due to the one-time Spin-off transaction costs of $7.7 million (including non-cash compensation share-based compensation expenses of $5.4 million) incurred during the first quarter of 2018, partially offset by an increase in product development of $1.4 million and an increase in general and administrativeof $3.4 million, discussed above.

Income taxes. Income tax benefit was $35 thousand and $0 thousand for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate was 3% and 0% for the three months ended March 31, 2019 and 2018.

As of March 31, 2019 and 2018, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on the our history of losses, current income from continuing operations, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.
Net loss from discontinued operations. On March 26, 2018, we completed the Spin-off of Red Violet and the results of Red Violet through this date are reflected as discontinued operations. For the three months ended March 31, 2018, we had net losses from discontinued operations of $21.1 million. This amount consists primarily of the one-time loss on disposal of discontinued operations of $19.0 million, which was primarily comprised of non-cash items of $16.0 million, such as share-based compensation expense and write-off of unamortized debt costs in connection with the Spin-off, and cash items of $3.0 million, including spin-off related professional fees and employee compensation. There were no comparable discontinued operations for the three months ended March 31, 2019. See Note 3, Discontinued operations, included in "Notes to Condensed Consolidated Financial Statements," for details.
Net income (loss). Net income of $1.0 million and net loss of $26.7 million were recognized for the three months ended March 31, 2019 and 2018, respectively, as a result of the foregoing.
Effect of Inflation
The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and the competitive environment within our industry.
Liquidity and Capital Resources
Cash flows provided by (used in) operating activities. Net cash provided by operating activities from continuing operations for the three months ended March 31, 2019 and 2018 was $5.2 million and $2.9 million, respectively, which was mainly the result of the net income from continuing operations of $1.0 million compared to net loss from continuing operations of $5.6 million for the three months ended March 31, 2019 and 2018, respectively, adjusted for certain non-cash items, such as depreciation and amortization and share-based compensation expense, of an aggregate $5.9 million and $10.4 million, respectively. In addition, net working capital decreased by $1.8 million and $1.9 million during the three months ended March 31, 2019 and 2018, respectively.
Net cash used in operating activities from discontinued operations for the three months ended March 31, 2019 and 2018 was $0.0 million and $5.8 million, respectively.
As a result of the foregoing, net cash provided by operating activities was $5.2 million for the three months ended March 31, 2019, compared to net cash used in operating activities of $3.0 million for the same period in 2018.
Cash flows used in investing activities. For the three months ended March 31, 2019 and 2018, net cash used in investing activities was $1.7 million and $21.3 million, respectively, which was mainly comprised of net cash used in investing activities from continuing operations of $1.7 million and $19.9 million, and net cash used in investing activities from discontinued operations of $0.0 million and $1.4 million, respectively.
The decrease in net cash used in investing activities for the three months ended March 31, 2019 and 2018 was mainly due to capital contributed to Red Violet of $19.7 million related to the Spin-off during the first quarter of 2018, with no comparable contribution in the current year.
Cash flows (used in) provided by financing activities. Net cash used in financing activities for the three months ended March 31, 2019 of $2.5 million was due to repayments related to the Refinanced Term Loan of $0.9 million and statutory taxes paid related to the net share settlement of vested restricted stock units of $1.6 million. Net cash provided by financing activities for the three months ended March 31, 2018 of $13.1 million was the result of net proceeds of a registered direct offering in January 2018 of $13.4 million and the net proceeds from the Refinanced Term Loan of $67.2 million, which were largely offset with the repayments of the principal balance of Term Loans and Promissory Notes of $67.1 million in March 2018 and statutory taxes paid related to the net share settlement of vested restricted stock units of $0.4 million.
As of March 31, 2019, we had noncancelable operating lease commitments of $13.3 million and a Refinanced Term Loan with a $59.4 million principal balance. For the three months ended March 31, 2019, we funded our operations using available cash.
As of March 31, 2019, we had cash, cash equivalents and restricted cash of approximately $20.2 million, an increase of $0.9 million from $19.2 million as of December 31, 2018, mainly as a result of cash provided by operations. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.
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
During the first quarter of 2018, we refinanced an aggregate of $70.0 million for the repayments of the remaining balance of the Term Loans and Promissory Notes of an aggregate amount of $67.1 million on March 26, 2018 in connection with the Spin-off of Red Violet. As of March 31, 2019, the Refinanced Term Loan has an outstanding principal balance of $59.4 million and matures on March 26, 2023. The Credit Agreement, along with the related Amendment No. 6 governing the Refinanced Term Loan and subsequent amendments, contain restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs.
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
The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ended June 30, 2018. While we are in compliance with the financial and other covenants as of March 31, 2019, we cannot assure that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain prepayment provisions, including mandatory quarterly prepayments of the Refinanced

Term Loan with a portion of our excess cash flow and prepayment penalties if we prepay the Refinanced Term Loan before the fourth anniversary of Amendment No. 6. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants and mandatory quarterly prepayment provisions and prepayment penalties could impair our ability to expand or pursue our business strategies or obtain additional funding.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We periodically evaluate our estimates, including those related to revenue recognition, allowance for doubtful receivables, lease commitments, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
For additional information, please refer to our 2018 Form 10-K. There have been no additional material changes to Critical Accounting Policies and Estimates disclosed in the 2018 Form 10-K.
Recently issued accounting and adopted standards
See Note 1(b), "Recently issued and adopted accounting standards," in the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2019. As described below and as previously reported in our 2018 Form 10-K, in connection with management’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weakness in our internal control over financial reporting as of December 31, 2018, which is in the process of being remediated as of March 31, 2019.

Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Previously Identified Material Weakness

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2018 included in the Company's 2018 Form 10-K, management identified a material weakness related to internal control deficiencies over the revenue recognition process; specifically, an aggregation of control deficiencies related to inadequate segregation of duties, significant deficiencies within our information technology general controls, and ineffective manual preventative and detective controls.

Remediation Efforts to Address Material Weakness

With the oversight of management and the Audit Committee of our Board of Directors, we have designed a remediation plan to remediate the underlying causes of the material weakness described above. We plan to revise the process by which we confirm revenues with our clients prior to invoicing and plan to streamline the protocols for communicating and obtaining satisfactory validation of revenues. Our remediation plan is currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses.

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
Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes to our internal control over financial reporting during this quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Other than as disclosed below under "—Certain Legal Matters," the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with legal proceedings are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.
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
Certain Legal Matters

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. The Company has been fully cooperating with both the NY AG and the DOJ and is responding to the subpoenas.  At this time, it is not possible to determine the duration or disposition of either matter.
Item 1A. Risk Factors.
Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2018 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.
There have been no material changes to the Risk Factors previously disclosed in our 2018 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	4/16/2018
3.2	Amended and Restated Bylaws.	8-K	001-37893	3.2	2/19/2019
4.1	Form of Common Stock Certificate.	8-K	001-37893	4.1	4/16/2018
10.1+	Employment Agreement, by and between the Company and Alex Mandel, dated February 1, 2019.					X
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
X
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Fluent, Inc.

May 10, 2019	By:	/s/ Alexander Mandel
Alexander Mandel
Chief Financial Officer
(Principal Financial and Accounting Officer)