Form 10-Q
period 2019-06-30
Fluent, Inc.
filed 2019-08-09
CIK 1460329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 5, 2019, the registrant had 76,765,952 shares of common stock outstanding.

FLUENT, INC.
TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.
ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$21,836	$17,769
Accounts receivable, net of allowance for doubtful accounts of $461 and $1,751, respectively	45,705	48,652
Prepaid expenses and other current assets	2,493	1,971
Total current assets	70,034	68,392
Restricted cash	1,480	1,480
Property and equipment, net	3,025	1,380
Operating lease right-of-use assets	10,271	—
Intangible assets, net	56,583	61,812
Goodwill	159,791	159,791
Other non-current assets	435	414
Total assets	$301,619	$293,269
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$6,426	$7,855
Accrued expenses and other current liabilities	16,654	21,566
Deferred revenue	646	444
Current portion of long-term debt	5,380	3,500
Current portion of operating lease liability	2,184	—
Total current liabilities	31,290	33,365
Long-term debt, net	47,645	51,972
Operating lease liability, net	9,647	—
Other non-current liabilities	766	766
Total liabilities	89,348	86,103
Shareholders' equity:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock - $0.0005 par value, 200,000,000 shares authorized; 78,534,774 and 76,525,581 shares issued at June 30, 2019 and December 31, 2018, respectively; and 76,749,285 and 75,292,383 shares outstanding at June 30, 2019 and December 31, 2018, respectively	39	38
Treasury stock, at cost, 1,785,489 and 1,233,198 shares at June 30, 2019 and December 31, 2018, respectively	(6,351)	(3,272)
Additional paid-in capital	402,192	395,769
Accumulated deficit	(183,609)	(185,369)
Total shareholders' equity	212,271	207,166
Total liabilities and shareholders' equity	$301,619	$293,269

See notes to condensed consolidated financial statements

FLUENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$70,560	$56,935	$137,121	$112,924
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	49,133	35,757	93,962	73,376
Sales and marketing	3,058	3,167	6,492	6,269
Product development	2,287	1,142	4,445	1,876
General and administrative	10,294	8,953	20,329	15,612
Depreciation and amortization	3,306	3,338	6,623	6,669
Spin-off transaction costs	—	—	—	7,708
Total costs and expenses	68,078	52,357	131,851	111,510
Income from operations	2,482	4,578	5,270	1,414
Interest expense, net	(1,767)	(1,933)	(3,545)	(4,327)
Income (loss) before income taxes from continuing operations	715	2,645	1,725	(2,913)
Income tax benefit	—	—	35	—
Net income (loss) from continuing operations	715	2,645	1,760	(2,913)
Discontinued operations:
Loss from operations of discontinued operations, net of $0 income taxes	—	—	—	(2,084)
Loss on disposal of discontinued operations, net of $0 income taxes	—	—	—	(19,040)
Net loss from discontinued operations	—	—	—	(21,124)
Net income (loss)	$715	$2,645	$1,760	$(24,037)
Basic income (loss) per share:
Continuing operations	$0.01	$0.03	$0.02	$(0.04)
Discontinued operations	$—	$—	$—	$(0.28)
Net income (loss)	$0.01	$0.03	$0.02	$(0.32)
Diluted income (loss) per share:
Continuing operations	$0.01	$0.03	$0.02	$(0.04)
Discontinued operations	$—	$—	$—	$(0.28)
Net income (loss)	$0.01	$0.03	$0.02	$(0.32)
Weighted average number of shares outstanding:
Basic	79,388,383	78,196,959	79,297,599	74,885,746
Diluted	81,132,304	78,196,959	80,443,530	74,885,746

See notes to condensed consolidated financial statements

FLUENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in thousands, except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	77,603,189	$39	1,554,829	$(4,882)	$399,208	$(184,324)	$210,041
Vesting of restricted stock units and issuance of restricted stock	931,585	—	—	—	—	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	230,660	(1,469)	—	—	(1,469)
Share-based compensation expense	—	—	—	—	2,984	—	2,984
Net income	—	—	—	—	—	715	715
Balance at June 30, 2019	78,534,774	$39	1,785,489	$(6,351)	$402,192	$(183,609)	$212,271

Balance at December 31, 2018	76,525,581	$38	1,233,198	$(3,272)	$395,769	$(185,369)	$207,166
Vesting of restricted stock units and issuance of restricted stock	2,009,193	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	552,291	(3,079)	—	—	(3,079)
Reclassification of puttable option from liability to equity	—	—	—	—	1,150	—	1,150
Share-based compensation expense	—	—	—	—	5,274	—	5,274
Net income	—	—	—	—	—	1,760	1,760
Balance at June 30, 2019	78,534,774	$39	1,785,489	$(6,351)	$402,192	$(183,609)	$212,271

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	76,437,209	$38	495,918	$(1,672)	$387,273	$(194,119)	$191,520
Vesting of restricted stock units and issuance of restricted stock	72,500	—	—	—	—	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	729,167	(1,581)	—	—	(1,581)
Share-based compensation expense	—	—	—	—	2,738	—	2,738
Net income	—	—	—	—	—	2,645	2,645
Balance at June 30, 2018	76,509,709	$38	1,225,085	$(3,253)	$390,011	$(191,474)	$195,322

Balance at December 31, 2017	61,631,573	$31	352,523	$(1,274)	$392,687	$(167,437)	$224,007
Issuance of common stock upon direct offering to certain investors, net of issuance costs of $108	2,700,000	1	—	—	13,391	—	13,392
Vesting of restricted stock units and issuance of restricted stock	12,178,136	6	—	—	(6)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes		—	872,562	(1,979)	—	—	(1,979)
Share-based compensation expense	—	—	—	—	25,439	—	25,439
Net loss	—	—	—	—	—	(24,037)	(24,037)
Spin-off of Red Violet	—	—	—	—	(41,500)	—	(41,500)
Balance at June 30, 2018	76,509,709	$38	1,225,085	$(3,253)	$390,011	$(191,474)	$195,322
See notes to condensed consolidated financial statements

FLUENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,760	$(24,037)
Net loss from discontinued operations	—	21,124
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,623	6,669
Non-cash interest expense and related amortization	648	1,079
Share-based compensation expense	5,229	9,262
Provision for bad debt	189	93
Allocation of expenses to Red Violet	—	(325)
Changes in assets and liabilities:
Accounts receivable	2,758	(1,793)
Prepaid expenses and other current assets	(522)	(173)
Other non-current assets	(21)	541
Operating lease assets and liabilities, net	1,560	—
Accounts payable	(1,551)	(208)
Accrued expenses and other current liabilities	(3,762)	(2,366)
Deferred revenue	202	578
Net cash provided by operating activities from continuing operations	13,113	10,444
Net cash used in operating activities from discontinued operations	—	(5,835)
Net cash provided by operating activities	13,113	4,609
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,894)	(92)
Capitalized costs included in intangible assets	(978)	(512)
Capital contributed to Red Violet	—	(19,728)
Net cash used in investing activities from continuing operations	(2,872)	(20,332)
Net cash used in investing activities from discontinued operations	—	(1,386)
Net cash used in investing activities	(2,872)	(21,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	—	13,392
Proceeds from debt obligations, net of debt costs	—	67,182
Repayments of long-term debt	(3,095)	(67,982)
Taxes paid related to net share settlement of restricted stock units and issuance of restricted stock	(3,079)	(1,979)
Net cash (used in) provided by financing activities	(6,174)	10,613
Net increase (decrease) in cash, cash equivalents and restricted cash	4,067	(6,496)
Cash, cash equivalents and restricted cash at beginning of period	19,249	16,564
Cash, cash equivalents and restricted cash at end of period	$23,316	$10,068
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$2,810	$3,342
Cash paid for income taxes	$—	$—
Share-based compensation capitalized in intangible assets	$45	$283
Non-cash additions to property and equipment	$122	$—
Reclassification of puttable option from liability to equity	$1,150	$—
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
Spin-off of Red Violet
On March 26, 2018, Fluent completed the previously announced spin-off (the "Spin-off") of its risk management business from its performance marketing business by way of a distribution of all the shares of common stock of Fluent's wholly-owned subsidiary, Red Violet, Inc. ("Red Violet"), to Fluent's shareholders of record as of March 19, 2018 and certain warrant holders. See Note 3, Discontinued operations, for details.
Reclassifications
During the year ended December 31, 2018, the Company reviewed the classification of certain expenses presented in the consolidated statement of operations in an effort to bring added transparency and conformity to its reporting. As a result of this review, the Company made a number of changes to classification of operating expenses. Expenses for prior periods have been reclassified to conform to the current period presentation. For the three and six months ended June 30, 2018, the reclassifications had no effect on income from operations, net income (loss) from continuing operations, or net income (loss).
The following table summarizes the reclassification activity for the three months ended June 30, 2018:

(in thousands)	As previously reported	Category expansion	Operating costs and expenses reclassification	As currently reported
Cost of revenue (exclusive of depreciation and amortization)	$33,893	$—	$1,864	$35,757
Sales and marketing	3,678	(118)	(393)	3,167
Product development	—	1,142	—	1,142
General and administrative	11,448	(1,024)	(1,471)	8,953

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

The following table summarizes the reclassification activity for the six months ended June 30, 2018:

(in thousands)	As previously reported	Category expansion	Operating costs and expenses reclassification	As currently reported
Cost of revenue (exclusive of depreciation and amortization)	$69,556	$—	$3,820	$73,376
Sales and marketing	7,684	(599)	(816)	6,269
Product development	—	1,876	—	1,876
General and administrative	19,893	(1,277)	(3,004)	15,612
During 2018, the Company reclassified certain trade-related accruals from accounts payable (previously trade accounts payable) to accrued expenses and other current liabilities. The following table summarizes the reclassification activity for the six months ended June 30, 2018, within cash flows from operating activities on the condensed consolidated statements of cash flows:

(in thousands)	As previously reported	Reclassification	As currently reported
Accounts payable	$1,328	$(1,536)	$(208)
Accrued expenses and other current liabilities	(3,902)	1,536	(2,366)
Immaterial Correction of an Error
During the year ended December 31, 2018, the Company identified an error in its calculation of basic and diluted weighted average shares outstanding, in which shares that had vested but were subject to deferred delivery were not included in both the basic and diluted calculations. As a result, basic and diluted loss per share as previously reported for three and six months ended June 30, 2018 was overstated by an immaterial amount. For the three and six months ended June 30, 2018, the changes to basic and diluted weighted average shares outstanding resulted in corresponding changes to basic and diluted income (loss) per share as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(In thousands, except share data)	As previously reported	As currently reported	As previously reported	As currently reported
Weighted average number of shares outstanding:
Basic	75,282,042	78,196,959	71,318,930	74,885,746
Diluted	78,196,959	78,196,959	71,318,930	74,885,746
Basic and diluted income (loss) per share:
Basic:
Continuing operations	$0.04	$0.03	$(0.04)	$(0.04)
Discontinued operations	$—	$—	$(0.30)	$(0.28)
Net income (loss)	$0.04	$0.03	$(0.34)	$(0.32)
Diluted:
Continuing operations	$0.03	$0.03	$(0.04)	$(0.04)
Discontinued operations	$—	$—	$(0.30)	$(0.28)
Net income (loss)	$0.03	$0.03	$(0.34)	$(0.32)

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

(b) Recently issued and adopted accounting standards
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), and additional changes, modifications, clarifications or interpretations thereafter, which generally require companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. Effective January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective approach, utilizing transition guidance introduced in ASU 2018-11, Leases: Targeted Improvements, and elected the ‘package of practical expedients,’ which permitted the Company not to reassess prior conclusions about lease identification, classification and initial direct costs.

As of January 1, 2019, the adoption of ASU 2016-02 resulted in the recording of right-of-use assets and operating lease liabilities of $10,866 and $11,138, respectively, on the condensed consolidated balance sheets. The difference between the right-of-use assets and operating lease liabilities was recorded as a write-off of the previously recognized deferred rent liability included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. ASU 2016-02 did not impact the Company's condensed consolidated statements of operations or condensed consolidated statements of cash flows. The accounting for financing leases, previously referred to as capital leases, was unchanged as a result of the adoption of ASU 2016-02.
Subsequent to the adoption of Accounting Standards Codification ("ASC") 842, the Company will continue to recognize, on a discounted basis, its minimum commitments under noncancelable operating leases on its condensed consolidated balance sheets. ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. Accordingly, the Company will not recognize right-of-use assets or lease liabilities for qualifying leases, including existing short-term leases in effect at the transition date, and will recognize those payments on the consolidated statements of operations on a straight-line basis over the lease term. Additionally, the Company has elected the practical expedient to not separate lease and non-lease components for all of its leases. See Note 4, Lease commitments, for additional disclosures.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the balance of deferred revenue was $646 and $444, respectively. The majority of the deferred revenue balance as of December 31, 2018 was recognized into revenue during the first quarter of 2019.

If there is a delay between the period in which revenue is recognized and when customer invoices are issued, revenue is recognized and related amounts are recorded as unbilled revenue in accounts receivable on the condensed consolidated balance sheets. As of

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

June 30, 2019 and December 31, 2018, unbilled revenue included in accounts receivable totaled $23,740 and $25,545, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally-tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. The majority of invoices included within the unbilled revenue balance are issued within the month directly following the period of service. Historical estimates related to unbilled revenue are not materially different from actual revenue billed.

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
(d) Cash, cash equivalents and restricted cash
As of June 30, 2019 and 2018, the Company's cash, cash equivalents and restricted cash balances consist of the following:

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash and cash equivalents	$21,836	$10,068
Restricted cash	1,480	—
Total cash, cash equivalents and restricted cash	$23,316	$10,068
2. Income (loss) per share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, in addition to restricted stock units ("RSUs") and restricted common stock that are vested but not delivered. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock, and is calculated using the treasury stock method for stock options, restricted stock units, restricted stock, warrants and deferred common stock. Common equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

For the three and six months ended June 30, 2019 and 2018, basic and diluted income (loss) per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2019	2018	2019	2018
Numerator:
Net income (loss) from continuing operations	$715	$2,645	$1,760	$(2,913)
Net loss from discontinued operations	—	—	—	(21,124)
Net income (loss)	$715	$2,645	$1,760	$(24,037)
Denominator:
Weighted average shares outstanding	76,487,160	75,282,042	76,056,652	71,318,930
Weighted average restricted shares vested not delivered	2,901,223	2,914,917	3,240,947	3,566,816
Total basic weighted average shares outstanding	79,388,383	78,196,959	79,297,599	74,885,746
Dilutive effect of assumed conversion of restricted stock units	1,408,277	—	882,263	—
Dilutive effect of assumed conversion of warrants	329,808	—	262,567	—
Dilutive effect of assumed conversion of stock options	5,836	—	1,101	—
Total weighted average diluted shares outstanding	81,132,304	78,196,959	80,443,530	74,885,746
Basic and diluted income (loss) per share: (1)
Basic:
Continuing operations	$0.01	$0.03	$0.02	$(0.04)
Discontinued operations	$—	$—	$—	$(0.28)
Net income (loss)	$0.01	$0.03	$0.02	$(0.32)
Diluted:
Continuing operations	$0.01	$0.03	$0.02	$(0.04)
Discontinued operations	$—	$—	$—	$(0.28)
Net income (loss)	$0.01	$0.03	$0.02	$(0.32)

(1)Income (loss) per share tables may contain summation differences due to rounding.

The following potentially dilutive securities were excluded from the calculation of diluted income (loss) per share, as their effects would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock units	110,000	3,750,003	1,740,502	6,664,920
Stock options	2,060,000	2,623,776	2,060,000	2,623,776
Warrants	1,350,000	137,000	1,350,000	137,000
Total anti-dilutive securities	3,520,000	6,510,779	5,150,502	9,425,696
3. Discontinued operations
As a result of the Spin-off on March 26, 2018, the financial results of Red Violet are reflected in the Company's condensed consolidated financial statements as discontinued operations and, therefore, are presented as loss from discontinued operations on the condensed consolidated statements of operations, and cash activity from discontinued operations on the condensed consolidated statements of cash flows. Further, the Company's additional paid-in capital was decreased by the net assets of Red Violet, as reflected in the condensed consolidated statements of changes in shareholders' equity.

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

For the six months ended June 30, 2018, the financial results of operations of Red Violet were as follows:

(In thousands)	Six Months Ended June 30, 2018
Revenue	$3,325
Cost of revenue (exclusive of depreciation and amortization)	2,017
Sales and marketing expenses	1,089
General and administrative expenses	1,852
Depreciation and amortization	451
Loss from operations of discontinued operations, net of $0 income taxes	(2,084)
Loss on disposal of discontinued operations, net of $0 income taxes	(19,040)
Net loss from discontinued operations	$(21,124)

For the six months ended June 30, 2018, included in the net loss from discontinued operations is a loss on disposal of discontinued operations of $19,040, of which an aggregate of $16,030 represented non-cash charges. The loss on disposal of discontinued operations consisted of the following:

(In thousands)	Six Months Ended June 30, 2018
Share-based compensation expense (1)	$15,548
Write-off of unamortized debt costs (2)	284
Write-off of certain prepaid expenses	198
Spin-off related professional fees	2,012
Spin-off related employee compensation	998
Loss on disposal of discontinued operations	$19,040

(1)
As discussed and defined in Note 10, Share-based compensation, share-based compensation expense represents non-cash expense incurred in connection with the Acceleration of certain previously outstanding but unvested stock options, RSUs and restricted stock and additional Spin-off Grants, in connection with the Spin-off.

(2)
As discussed in Note 7, Long-term debt, net, in connection with the Spin-off, the Company repaid the Promissory Notes to certain investors, which resulted in a write-off of unamortized debt costs of $284.

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
4. Lease commitments

At the inception of a contract, the Company determines whether the contract is or contains a lease based on the facts and circumstances present. Operating leases with terms greater than one year are recognized on the condensed consolidated balance sheets as Operating lease right-of-use assets, Current portion of operating lease liability, and Operating lease liability, net. Financing leases with terms greater than one year are recognized on the condensed consolidated balance sheets as Property and equipment, net, Accrued expenses and other current liabilities, and Other non-current liabilities. The Company has elected not to recognize leases with terms of one year or less on the condensed consolidated balance sheets.

Lease obligations and their corresponding assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The components of a lease are split into three categories: lease components, non-lease components and non-components; however, the Company has elected to combine lease and non-lease components into a single component. Rent expense associated with operating leases is recognized over the expected term on a straight-line basis. In connection with financing leases, depreciation of the underlying asset is recognized over the expected term on a straight-line basis and interest expense is recognized as incurred.

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

The Company has entered into a number of noncancelable operating and financing lease agreements for certain offices and furniture, fixtures and office equipment. These leases have original lease periods expiring between 2021 and 2025. Although certain leases include options to renew, the Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three and six months ended June 30, 2019, the components of lease costs are as follows:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating leases:
Rent expense	$502	$991
Financing lease:
Leased furniture, fixtures and office equipment depreciation expense	73	97
Interest expense	11	22
Short-term leases:
Rent expense	32	257
Total lease costs	$618	$1,367

As of June 30, 2019, the weighted average lease term and discount rate of the Company's leases are as follows:

	June 30, 2019
	Operating Leases	Financing Lease
Weighted average remaining lease term	6.3 years	6.4 years
Weighted average discount rate	5.0%	5.0%

As of June 30, 2019, scheduled future maturities of the Company's lease liabilities are as follows:

(In thousands)	June 30, 2019
Year	Operating Leases	Financing Lease
Remainder of 2019	$1,092	$76
2020	2,186	157
2021	2,136	157
2022	2,077	158
2023	2,222	169
Thereafter	4,109	312
Total undiscounted cash flows	13,822	1,029
Less: imputed interest	(1,991)	(154)
Present value of lease liabilities	$11,831	$875

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

For the three and six months ended June 30, 2019, supplemental cash flow information related to leases are as follows:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows provided by operating leases (1)	$(472)	$(297)
Operating cash flows used for financing lease	$11	$24
Lease liabilities related to the acquisition of right-of-use assets:
Operating leases	$48	$117
(1) For the three and six months ended June 30, 2019, the Company received a cash reimbursement of $640 for tenant improvements made to its New York City corporate headquarters.
5. Intangible assets, net
Intangible assets, other than goodwill, consist of the following:

(In thousands)	Amortization period	June 30, 2019	December 31, 2018
Gross amount:
Software developed for internal use	3 years	$3,775	$3,037
Acquired proprietary technology	5 years	11,459	11,459
Customer relationships	7-10 years	34,986	34,986
Trade names	20 years	16,357	16,357
Domain names	20 years	191	191
Databases	5-10 years	31,292	31,292
Non-competition agreements	2-5 years	1,768	1,768
Total gross amount		99,828	99,090
Accumulated amortization:
Software developed for internal use		(1,425)	(1,282)
Acquired proprietary technology		(8,127)	(6,987)
Customer relationships		(16,810)	(14,417)
Trade names		(2,913)	(2,504)
Domain names		(34)	(29)
Databases		(12,377)	(10,573)
Non-competition agreements		(1,559)	(1,486)
Total accumulated amortization		(43,245)	(37,278)
Net intangible assets:
Software developed for internal use		2,350	1,755
Acquired proprietary technology		3,332	4,472
Customer relationships		18,176	20,569
Trade names		13,444	13,853
Domain names		157	162
Databases		18,915	20,719
Non-competition agreements		209	282
Total intangible assets, net		$56,583	$61,812

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

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

Amortization expense of $3,127 and $3,213 for the three months ended June 30, 2019 and 2018 and $6,252 and $6,421 for the six months ended June 30, 2019 and 2018, respectively, were included in depreciation and amortization expenses in the condensed consolidated statements of operations. As of June 30, 2019, intangible assets with a carrying amount of $897, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of June 30, 2019, estimated amortization expenses related to the Company's intangible assets for the remainder of 2019 through 2024 and thereafter are as follows:

(In thousands)
Year	June 30, 2019
Remainder of 2019	$6,394
2020	12,637
2021	9,231
2022	8,148
2023	3,967
2024 and thereafter	16,206
Total	$56,583
6. Goodwill
Goodwill represents the cost in excess of fair value of net assets acquired in a business combination. As of June 30, 2019, the total balance of goodwill was $159,791, as a result of the acquisition of Interactive Data, LLC effective on October 2, 2014, the Fluent LLC Acquisition and the Q Interactive Acquisition.
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
For the six months ended June 30, 2019, there were no events or changes in circumstances to indicate that goodwill is impaired.
7. Long-term debt, net
Long-term debt, net, related to the Refinanced Term Loan (as defined below) consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Principal amount	$57,225	$60,320
Less: Unamortized debt issuance costs	(4,200)	(4,848)
Long-term debt, net	53,025	55,472
Less: Current portion of long-term debt	(5,380)	(3,500)
Long-term debt, net (non-current)	$47,645	$51,972
Refinanced Term Loan
In connection with the Spin-off of Red Violet, Fluent LLC refinanced and fully repaid the existing term loans (the "Term Loans") and certain promissory notes (the "Promissory Notes"), which had been entered into on December 8, 2015, with a new term loan in the amount of $70.0 million ("Refinanced Term Loan"), pursuant to a Limited Consent and Amendment No. 6 ("Amendment No. 6") to its Credit Agreement (the "Credit Agreement"), effective on March 26, 2018 (the "Refinancing").

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
On March 26, 2018, proceeds from the Refinanced Term Loan were utilized to repay, in full, the outstanding principal amount plus accrued PIK interest of the Term Loans and Promissory Notes of $55,586 and $11,425, respectively. Prepayment premiums and unamortized debt costs associated with the Term Loans of $2,818 and $3,136, respectively, were capitalized in the balance of the Refinanced Term Loan and are being amortized over the remaining period of the Refinanced Term Loan. In addition, refinancing costs paid to third parties of $193 were recognized in loss on disposal of discontinued operations. See Note 3, Discontinued operations.
The Credit Agreement, as amended, requires the Company to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ended June 30, 2018. In addition, the Credit Agreement, as amended, includes certain prepayment provisions, including mandatory quarterly principal prepayments of the Refinanced Term Loan with a portion of the Company's excess cash flow, as defined in the Credit Agreement. For the three months ended June 30, 2019, the quarterly prepayment resulting from excess cash flow was $1,880. As of June 30, 2019, this amount was reclassified to the current portion of long-term debt and will be paid during the third quarter. As of June 30, 2019, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.
Maturities
As of June 30, 2019, scheduled future maturities of the Refinanced Term Loan, including the required principal prepayment based on a portion of the Company's quarterly excess cash flow of $1,880 for the second quarter of 2019 and excluding potential future additional principal prepayments, are as follows:

(In thousands)
Year
Remainder of 2019	$3,630
2020	3,500
2021	3,500
2022	3,500
2023	43,095
Total maturities	$57,225
Fair value
As of June 30, 2019, the fair value of long-term debt is considered to approximate its carrying value, as the Refinanced Term Loan has a variable interest rate. This fair value assessment represents a Level 2 measurement.
8. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. The Company updates its estimated annual effective tax rate on a quarterly basis and, if the estimate changes, makes a cumulative adjustment.
The Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2019 and December 31, 2018, and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Based on current income from continuing operations and anticipated future earnings, the Company believes there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance will be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

For the six months ended June 30, 2019 and 2018, the Company's effective income tax benefit rate of 2.0% and 0.0% differed from the statutory federal income tax rates of 21% and 34%, respectively, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

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

As of June 30, 2019 and December 31, 2018, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of June 30, 2019, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.
The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.
9. Common stock, treasury stock and warrants
Common stock

As of June 30, 2019 and December 31, 2018, the number of issued shares of common stock was 78,534,774 and 76,525,581, respectively, which included shares of treasury stock of 1,785,489 and 1,233,198, respectively.

For the six months ended June 30, 2019, the change in the number of issued shares of common stock was a result of an aggregate 2,009,193 shares of common stock issued upon vesting of RSUs, including 552,291 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, discussed below.
Treasury stock
As of June 30, 2019 and December 31, 2018, the Company held shares of treasury stock of 1,785,489 and 1,233,198, with a cost of $6,351 and $3,272, respectively.
The Company's share-based incentive plans, discussed in Note 10, Share-based compensation, allow employees to forfeit shares of common stock to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the six months ended June 30, 2019, 552,291 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose and taken into treasury stock.
Warrants
As of June 30, 2019 and December 31, 2018, warrants to purchase an aggregate of 2,398,776 and 2,498,776 shares of common stock were outstanding, respectively, with exercise prices ranging from $3.75 to $6.00 per share.

On July 9, 2018 the Company entered into First Amendments (the "First Amendments") to the Amendments to Warrants and Agreements to Exercise ("Amended Whitehorse Warrants") with (i) H.I.G. Whitehorse SMA ABF, L.P. regarding 46,667 warrants to purchase common stock of the Company, par value $0.0005 per share, at an exercise price of $3.00 per share; (ii) H.I.G. Whitehorse SMA Holdings I, LLC regarding 66,666 warrants to purchase common stock of the Company at an exercise price of $3.00 per share; and (iii) Whitehorse Finance, Inc. regarding 186,667 warrants to purchase common stock of the Company at an exercise price of $3.00 per share. In November 2017, the Amended Whitehorse Warrants were exercised and the Company issued an aggregate of 300,000 shares of common stock of the Company (the "Warrant Shares") to the warrant holders. Pursuant to the First Amendments, the warrant holders have the right, but not the obligation, to require the Company to purchase from these warrant holders the 300,000 Warrant Shares at $3.8334 per share (the "Put Right"), which may be exercised during the period commencing January 1, 2019 and ending December 15, 2019. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Put Right has historically been classified within other current liabilities on the condensed consolidated balance sheets because the market price of the Company's common stock has been lower than the exercise price of $3.8334 per share. During the first quarter of 2019, the last reported sale price of the

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

Company's common stock was higher than the exercise price, resulting in the reclassification of the Put Right totaling $1,150 from other current liabilities to equity, and now remains within additional paid-in capital on the condensed consolidated balance sheet as of June 30, 2019.
10. Share-based compensation
As of June 30, 2019, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan (the "2015 Plan") and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,174,929 shares of common stock. As of June 30, 2019, there were 3,879,683 shares of common stock reserved for issuance under the 2018 Plan. The primary purpose of the plans is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.
Spin-off of Red Violet
On March 8, 2018, the Company's Compensation Committee approved the acceleration (the "Acceleration") of stock options, RSUs and restricted stock held by certain employees, consultants and directors, including only those employees who were to continue with Red Violet upon completion of the Spin-off, subject to such employees still being employed or providing services on March 12, 2018 (the "Acceleration Date"). An aggregate of 5,157,998 shares were accelerated, including 47,500 stock options, 4,960,498 RSUs (inclusive of 500,000 shares to Marlin Capital and 2,500,000 to Michael Brauser), and 150,000 shares of restricted stock. Share-based compensation expense of $14,667 resulting from the Acceleration was recognized in loss on disposal of discontinued operations during the first quarter of 2018.
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
In total, share-based compensation expense of $15,548, which resulted from the Acceleration and Spin-off Grants in connection with the Spin-off, was recognized in loss on disposal of discontinued operations during the first quarter of 2018. See Note 3, Discontinued operations.
Stock options
On January 31, 2019, the Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain officers, which were issued on February 1, 2019 under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125% of the exercise price for 20 consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25% of the exercise price for 20 consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of June 30, 2019, the first condition has been met; therefore, subject to continuing service, 50% of the shares subject to these stock options will vest on February 1, 2020. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The range of the fair value of the stock options that were awarded is $2.81 to $2.86 per share. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Key Assumptions
Exercise price	$4.72
Expected term	1.0 - 1.3 years
Expected volatility	65%
Dividend yield	—%
Risk-free rate	2.61%

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

For the six months ended June 30, 2019, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2018	112,000	$13.98	2.8 years	$—
Granted	2,064,000	$4.72	9.6 years
Forfeited	(56,000)	$4.72
Outstanding as of June 30, 2019	2,120,000	$5.20	9.2 years	$1,303
Options exercisable as of June 30, 2019	112,000	$13.98	2.3 years	$5

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock on June 28, 2019 of $5.38 and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the three and six months ended June 30, 2019, compensation expense recognized for stock options of $1,252 and $2,103, respectively, was recorded in sales and marketing and general and administrative expenses in the condensed consolidated statements of operations. For the three and six months ended June 30, 2018, compensation expense recognized for stock options of $0 and $243, respectively, was recorded in discontinued operations in the condensed consolidated statements of operations. As of June 30, 2019, there was $3,597 of unrecognized share-based compensation with respect to outstanding stock options.
Restricted stock units and restricted stock
For the six months ended June 30, 2019, details of unvested RSU and restricted stock activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2018	3,831,965	$7.95
Granted	1,835,930	$4.89
Vested and delivered	(1,456,902)	$4.03
Withheld as treasury stock (1)	(552,291)	$4.18
Vested not delivered (2)	95,915	$4.78
Forfeited	(153,961)	$3.54
Unvested as of June 30, 2019	3,600,656	$7.76

(1)
As discussed in Note 9, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs and issuance of restricted stock. As of June 30, 2019, there were 1,785,489 outstanding shares of treasury stock.

(2)
Vested not delivered represents vested RSUs with delivery deferred to a future time. For the six months ended June 30, 2019, there was a net decrease of 95,915 shares included in vested not delivered as a result of the delivery of Spin-off Grants of 740,334 shares, partially offset by the net activity from vesting of RSUs with deferred delivery of 644,419 shares. As of June 30, 2019, there were 2,814,002 outstanding RSUs included in vested not delivered.

The Company recognized compensation (included in sales and marketing, product development, general and administrative and discontinued operations in the condensed consolidated statements of operations, and intangible assets in the condensed consolidated balance sheets) for RSUs and restricted stock of $1,732 and $2,738 for the three months ended and $3,171 and $25,196 for the six months ended June 30, 2019 and 2018, respectively. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.
As of June 30, 2019, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $16,282, which is expected to be recognized over a weighted average period of 2.5 years.

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

For the three and six months ended June 30, 2019 and 2018, share-based compensation for the Company's stock option, RSU, common stock and restricted stock awards were allocated to the following accounts in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Sales and marketing	$160	$742	$529	$1,408
Product development	277	193	522	351
General and administrative	2,517	1,679	4,178	2,094
Spin-off transaction costs	—	—	—	5,409
Discontinued operations	—	—	—	15,713
Total share-based compensation expense	2,954	2,614	5,229	24,975
Capitalized in intangible assets of continuing operations	30	124	45	283
Capitalized in intangible assets of discontinued operations	—	—	—	181
Total share-based compensation	$2,984	$2,738	$5,274	$25,439
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

Revenue by country is based on the billing address of the customer. For the three and six months ended June 30, 2019 and 2018, revenue by geographic area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
United States	$62,644	$50,858	$122,121	$102,833
International	7,916	6,077	15,000	10,091
Revenue	$70,560	$56,935	$137,121	$112,924

Revenue derived from customers in individual countries other than the United States did not exceed 10% of total revenue for the periods presented. All significant long-lived assets are located in the United States.
12. Related party transactions
For the three and six months ended June 30, 2019 and 2018, material related party transactions were as follows:
Business Consulting Agreement
Pursuant to a Business Consulting Agreement, Marlin Capital Investments, LLC, an affiliate of Michael Brauser, the Company's Executive Chairman prior to the Spin-off, held RSUs representing the right to receive 2,000,000 shares of the Company's common stock, for consulting services provided by Marlin Capital. These RSUs were to vest annually beginning from October 13, 2015 only if certain performance goals of the Company were met. The shares underlying such RSUs would not have been delivered until October 13, 2018, unless there was a change of control of the Company, termination of the agreement by the Company without cause, or termination of the agreement by Marlin Capital for good reason. The Company determined the performance goals were met as of December 31, 2016. For the six months ended June 30, 2018, share-based compensation expense of negative $1,792, as a result of the revaluation of the fair value of RSUs granted, was recognized in general and administrative expenses in association with shares under the Marlin Capital agreement. On March 12, 2018, the Company terminated the Business Consulting Agreement. The unvested

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

500,000 shares were accelerated and the related share-based compensation expense of $906,000 was recognized fully in loss on disposal of discontinued operations during the first quarter of 2018.
Promissory Notes
On December 8, 2015, the Company entered into the Promissory Notes, with an interest rate of 10% per annum, with certain investors, for aggregate financing of $10.0 million, consisting of $5.0 million from Frost Gamma, $4.0 million from Michael Brauser and $1.0 million from another investor. During the six months ended June 30, 2018, the Company repaid $533, $426 and $107 to Frost Gamma, Michael Brauser and another investor, respectively. On March 26, 2018, as part of the Refinancing associated with the Spin-off of Red Violet, the principal amounts plus accrued PIK interest of the Promissory Notes owing to Frost Gamma, Michael Brauser and such other investor, of $5,713, $4,570 and $1,143, respectively, were fully repaid.
Consulting Agreement
On September 6, 2017, the Company entered into a Consulting Agreement with Michael Brauser, effective as of June 23, 2017, for a term of four years, under which Mr. Brauser served as a strategic advisor to the Company but received no salary for such services. In consideration for Mr. Brauser's services, the Consulting Agreement provided for continued vesting of all outstanding RSUs granted to Mr. Brauser under the Brauser Employment Agreement. For the six months ended June 30, 2018, share-based compensation expense of $302 associated with the Consulting Agreement was recognized in general and administrative expenses. In addition, upon the Acceleration, the remaining unvested 2,500,000 shares were accelerated and related share-based compensation expense of $6,468 was recognized in loss on disposal of discontinued operations during the first quarter of 2018. The Consulting Agreement was terminated upon the Spin-off of Red Violet.
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

On June 27, 2019, as a part of a sales and use tax audit, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition data services is subject to sales tax, as an information service. The Company believes this revenue should not be subject to sales tax in New York State because it is either an excluded advertising service or an information service not subject to sales tax in New York State, and the Company has responded to the Tax Department outlining this position. The determination as to whether such revenue is deemed a taxable information service and, if taxable, the amount of any taxes owed and the periods for which they may be owed is complex and fact-intensive, and the law in this area is unsettled. Given these uncertainties, the Company believes that it is reasonably possible that a sales tax liability may result from an unfavorable outcome in this matter, but it is unable to estimate the amount or range of any such liability at this time.
14. Subsequent events
On July 1, 2019, two subsidiaries of the Company, AdParlor Acquisition, LLC, a Delaware limited liability company, and Fluent Media Canada, Inc., a British Columbia company (together with AdParlor Acquisition, LLC, each a "Buyer" and collectively "Buyers"), completed an acquisition of substantially all of the assets of AdParlor Holdings, Inc., a Delaware corporation ("AdParlor Holdings"), AdParlor International, Inc., a Delaware corporation ("AdParlor International"), AdParlor Media, Inc., a Delaware corporation ("AdParlor Media US"), and AdParlor Media ULC, a British Columbia unlimited liability company (together with AdParlor Holdings, AdParlor International and AdParlor Media US, each a "Seller" and collectively "Sellers") pursuant to an Asset

FLUENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

Purchase Agreement (the "Purchase Agreement") dated June 17, 2019, by and among Buyers, Sellers and v2 Ventures Group LLC, a Delaware limited liability company.

The Buyers paid to Sellers $7,500 of cash consideration at closing, subject to adjustments for working capital and indebtedness, and issued a promissory note to Sellers in the principal amount of $2,500, in exchange for substantially all of the assets of Sellers. The promissory note is guaranteed by the Company's subsidiary, Fluent, LLC, and will not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing and is subject to setoff in respect of certain indemnity and other matters. As of June 30, 2019, the Company had incurred transaction expenses of $448 in connection with this acquisition.

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
Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have permission to contact the majority of users in our database through multiple channels, such as email, home address, telephone, push notifications and SMS text messaging. We leverage our data primarily to serve advertisements that we believe will be relevant to users based on the information they have provided. We have also begun to leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising, as well as services-based models, such as marketing research and insights.

Second Quarter Financial Highlights

Three months ended June 30, 2019 compared to three months ended June 30, 2018:
•Revenue increased 24% to $70.6 million, from $56.9 million.
•Net income from continuing operations was $0.7 million, or $0.01 per share, compared to $2.6 million or $0.03 per share.
•Media margin increased 4% to $22.9 million, from $22.0 million, representing 32.5% of revenue.

•	Adjusted EBITDA decreased 12% to $9.7 million, based on net income from continuing operations of $0.7 million, from $10.9 million, based on a net loss from continuing operations of $2.6 million.

•Adjusted net income decreased $1.1 million to $4.6 million, or $0.06 per share, from $5.7 million, or $0.07 per share.

Six months ended June 30, 2019 compared to six months ended June 30, 2018:
•Revenue increased 21% to $137.1 million, from $112.9 million.
•Net income from continuing operations was $1.8 million, or $0.02 per share, compared to net loss from continuing operations of $2.9 million (inclusive of spin-off transaction costs of $7.7 million), or $0.04 per share.
•Net loss from discontinued operations was $0.0 million, compared to $21.1 million.
•Media margin increased 11% to $46.0 million, from $41.3 million, representing 34% of revenue.

•	Adjusted EBITDA decreased 8% to $18.8 million, based on net income from continuing operations of $1.8 million, from $20.5 million, based on a net loss from continuing operations of $2.9 million.
•Adjusted net income decreased $0.9 million to $8.7 million, or $0.11 per share, from $9.5 million, or $0.13 per share.

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
Adjusted EBITDA is defined as net income (loss) from continuing operations, excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) acquisition-related costs, (6) restructuring and certain severance costs, (7) certain litigation and other related costs, and (8) one-time items.
Adjusted net income is defined as net income (loss) from continuing operations, excluding (1) share-based compensation expense, (2) acquisition-related costs, (3) restructuring and certain severance costs, (4) certain litigation and other related costs, and (5) one-time items. Adjusted net income per share is defined as adjusted net income per basic and diluted weighted average shares outstanding. Adjusted net income is also presented on a per share (basic and diluted) basis.
Below is a reconciliation of media margin from net income (loss) from continuing operations, which we believe is the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income (loss) from continuing operations	$715	$2,645	$1,760	$(2,913)
Income tax benefit	—	—	(35)	—
Interest expense, net	1,767	1,933	3,545	4,327
Spin-off transaction costs	—	—	—	7,708
Depreciation and amortization	3,306	3,338	6,623	6,669
General and administrative	10,294	8,953	20,329	15,612
Product development	2,287	1,142	4,445	1,876
Sales and marketing	3,058	3,167	6,492	6,269
Non-media cost of revenue (1)	1,475	813	2,836	1,756
Media margin	$22,902	$21,991	$45,995	$41,304
Revenue	$70,560	$56,935	$137,121	$112,924
Media margin % of revenue	32.5%	38.6%	33.5%	36.6%
(1) Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net income (loss) from continuing operations, which we believe is the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income (loss) from continuing operations	$715	$2,645	$1,760	$(2,913)
Income tax benefit	—	—	(35)	—
Interest expense, net	1,767	1,933	3,545	4,327
Depreciation and amortization	3,306	3,338	6,623	6,669
Share-based compensation expense	2,954	2,614	5,229	9,262
Acquisition-related costs	448	140	448	557
Restructuring and certain severance costs	250	269	360	2,591
Certain litigation and other related costs	227	—	716	46
One-time items	—	—	168	—
Adjusted EBITDA	$9,667	$10,939	$18,814	$20,539

Below is a reconciliation of adjusted net income and the related measure of adjusted net income per share from net income (loss) from continuing operations, which we believe is the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2019	2018	2019	2018
Net income (loss) from continuing operations	$715	$2,645	$1,760	$(2,913)
Share-based compensation expense	2,954	2,614	5,229	9,262
Acquisition-related costs	448	140	448	557
Restructuring and certain severance costs	250	269	360	2,591
Certain litigation and other related costs	227	—	716	46
One-time items	—	—	168	—
Adjusted net income	4,594	5,668	8,681	9,543
Adjusted net income per share:
Basic	$0.06	$0.07	$0.11	$0.13
Diluted	$0.06	$0.07	$0.11	$0.13
Weighted average number of shares outstanding:
Basic	79,388,383	78,196,959	79,297,599	74,885,746
Diluted	81,132,304	78,196,959	80,443,530	74,885,746

We present media margin, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental measures of our financial and operating performance because we believe they provide useful information to investors. More specifically:
Media margin, as defined above, is a measure of the efficiency of the Company’s operating model. We use media margin and the related measure of media margin as a percentage of revenue as primary metrics to measure the financial return on our media and related costs, specifically to measure the degree by which the revenue generated from our digital marketing services exceeds the cost to attract the consumers to whom offers are made through our services. Media margin is used extensively by our management to manage our operating performance, including evaluating operational performance against budgeted media margin and understanding the efficiency of our media and related expenditures. We also use media margin for performance evaluations and compensation decisions regarding certain personnel.
Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain severance costs associated with department-specific reorganizations and certain litigation and other related costs associated with extraordinary legal matters. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. Adjusted EBITDA for the six months ended June 30, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other adjustments for one-time items in the periods presented.

Adjusted net income, as defined above, and the related measure of adjusted net income per share exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. Adjusted net income for the six months ended June 30, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other adjustments for one-time items in the periods presented. We believe adjusted net income affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net income from continuing operations.
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
Results of Operations
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Revenue. Revenue increased $13.6 million, or 24%, to $70.6 million for the three months ended June 30, 2019, from $56.9 million for the three months ended June 30, 2018. The increase was primarily attributable to higher demand for our performance-based marketing services.
Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $13.4 million, or 37%, to $49.1 million for the three months ended June 30, 2019, from $35.8 million for the three months ended June 30, 2018. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from publishers and third-party intermediaries, such as advertising exchanges. We purchase media to acquire traffic for both our owned and operated websites and on behalf of third-party advertisers.
The total cost of revenue as a percentage of revenue increased to 70% for the three months ended June 30, 2019, compared to 63% in the corresponding period in 2018, as we incurred relatively higher costs of media in order to satisfy demand by clients for additional volume in the 2019 period.
Sales and marketing expenses. Sales and marketing expenses decreased $0.1 million, or 3%, to $3.1 million for the three months ended June 30, 2019, from $3.2 million for the three months ended June 30, 2018. For the three months ended June 30, 2019 and 2018, the amounts consisted mainly of employee salaries and benefits of $2.3 million and $1.9 million, advertising costs of $0.4 million and $0.4 million, and non-cash share-based compensation expense of $0.2 million and $0.7 million, respectively.
Product development. Product development increased $1.1 million, or 100%, to $2.3 million for the three months ended June 30, 2019, from $1.1 million for the three months ended June 30, 2018. For the three months ended June 30, 2019 and 2018, the amounts consisted mainly of salaries and benefits of $2.0 million and $0.8 million, respectively. The increase in product development cost was the result of development and innovation of our existing offerings to consumers and advertisers, and development of new product offerings, including emerging data offerings.
General and administrative expenses. General and administrative expenses increased $1.3 million, or 15%, to $10.3 million for the three months ended June 30, 2019, from $9.0 million for the three months ended June 30, 2018. For the three months ended June 30, 2019 and 2018, the amounts consisted mainly of employee salaries and benefits of $3.9 million and $3.9 million, non-cash share-based compensation expense of $2.5 million and $1.7 million, professional fees of $1.2 million and $1.3 million, and office overhead of $0.8 million and $0.6 million, respectively. The increase was mainly the result of higher share-based compensation expense from stock options granted to certain officers as described in Note 10, Share-based compensation.
Depreciation and amortization. Depreciation and amortization expenses remained flat at $3.3 million for the three months ended June 30, 2019 and 2018.
Interest expense, net. Interest expense, net, decreased $0.2 million, or 9%, to $1.8 million for the three months ended June 30, 2019, from $1.9 million for the three months ended June 30, 2018. The decrease was mainly attributable to a decline in our effective interest rate under our Refinanced Term Loan described below under "Liquidity and Capital Resources" and lower average debt obligations outstanding.
Income (loss) before income taxes from continuing operations. For the three months ended June 30, 2019, income before income taxes from continuing operations was $0.7 million, compared to $2.6 million for the three months ended June 30, 2018. The change was primarily due to an increase in cost of revenue of $13.4 million, general and administrative of $1.3 million, and product development of $1.1 million, partially offset by the increase in revenue of $13.6 million, discussed above.

Income taxes. There was no income tax recorded for the three months ended June 30, 2019 and 2018.

As of June 30, 2019 and 2018, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on the our history of losses, current income from continuing operations, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.
Net income (loss). Net income of $0.7 million and $2.6 million was recognized for the three months ended June 30, 2019 and 2018, respectively, as a result of the foregoing.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Revenue. Revenue increased $24.2 million, or 21%, to $137.1 million for the six months ended June 30, 2019, from $112.9 million for the six months ended June 30, 2018. The increase was primarily attributable to higher demand for our performance-based marketing services.
Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $20.6 million, or 28%, to $94.0 million for the six months ended June 30, 2019, from $73.4 million for the six months ended June 30, 2018. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from publishers and third-party intermediaries, such as advertising exchanges. We purchase media to acquire traffic for both our owned and operated websites and on behalf of third-party advertisers.
The total cost of revenue as a percentage of revenue increased to 69% for the six months ended June 30, 2019 compared to 65% in the corresponding period in 2018, as we incurred relatively higher costs of media in order to satisfy demand by clients for additional volume in the 2019 period.
Sales and marketing. Sales and marketing increased $0.2 million, or 4%, to $6.5 million for the six months ended June 30, 2019, from $6.3 million for the six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, the amounts consisted mainly of employee salaries and benefits of $4.6 million and $3.7 million, advertising costs of $0.9 million and $0.7 million, and non-cash share-based compensation expense of $0.5 million and $1.4 million, respectively.
Product development. Product development increased $2.6 million, or 137%, to $4.4 million for the six months ended June 30, 2019, from $1.9 million for the six months ended June 30, 2018. For the years ended June 30, 2019 and 2018, the amounts consisted primarily of employee salaries and benefits of $3.8 million and $1.4 million, respectively. The increase in product development costs was the result of development and innovation of our existing offerings to consumers and advertisers, and development of new product offerings, including emerging data offerings.
General and administrative. General and administrative increased $4.7 million, or 30%, to $20.3 million for the six months ended June 30, 2019, from $15.6 million for the six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, the amounts consisted mainly of employee salaries and benefits of $8.0 million and $7.6 million, non-cash share-based compensation expense of $4.2 million and $2.1 million, professional fees of $3.0 million and $2.2 million, and office overhead of $1.8 million and $1.2 million, respectively. The increase was mainly the result of higher share-based compensation expense from stock options granted to certain officers as described in Note 10, Share-based compensation, in addition to an increase in professional fees and office overhead.
Depreciation and amortization. Depreciation and amortization remained relatively flat at $6.6 million for the six months ended June 30, 2019 and $6.7 million for the six months ended June 30, 2018.
Spin-off transaction costs. During the first quarter of 2018, in connection with the Spin-off of Red Violet, an aggregate of $7.7 million was recognized in costs and expenses as Spin-off transaction costs, including non-cash share-based compensation expense of $5.4 million as a result of the 2,041,000 shares of Transaction Grants and employee cash compensation of $2.3 million.

Interest expense, net. Interest expense, net, decreased $0.8 million, or 18%, to $3.5 million for the six months ended June 30, 2019, from $4.3 million for the six months ended June 30, 2018 due to a decline in our effective interest rate under our Refinanced Term Loan described below under "Liquidity and Capital Resources" and lower average debt obligations outstanding.
Income (loss) before income taxes from continuing operations. For the six months ended June 30, 2019, income before income taxes from continuing operations was $1.8 million, compared to a loss before income taxes from continuing operations of $2.9 million for the six months ended June 30, 2018. This change was primarily due an increase in revenue of $24.2 million and the one-time Spin-off transaction costs of $7.7 million (including non-cash compensation share-based compensation expenses of $5.4 million) incurred during the first quarter of 2018, partially offset by an increase in cost of revenue of $20.6 million, general and administrative of $4.7 million and product development of $2.6 million, discussed above.

Income taxes. Income tax benefit was $35 thousand and $0 for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 2% and 0% for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and 2018, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on the our history of losses, current income from continuing operations, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.
Net loss from discontinued operations. On March 26, 2018, we completed the Spin-off of Red Violet and the results of Red Violet through this date are reflected as discontinued operations. For the six months ended June 30, 2018, we had net losses from discontinued operations of $21.1 million. This amount consists primarily of the one-time loss on disposal of discontinued operations of $19.0 million, which was primarily comprised of non-cash items of $16.0 million, such as share-based compensation expense and write-off of unamortized debt costs in connection with the Spin-off, and cash items of $3.0 million, including spin-off related professional fees and employee compensation. There were no comparable discontinued operations for the six months ended June 30, 2019. See Note 3, Discontinued operations, included in Notes to Condensed Consolidated Financial Statements, for details.
Net income (loss). Net income of $1.8 million and net loss of $24.0 million were recognized for the six months ended June 30, 2019 and 2018, respectively, as a result of the foregoing.
Effect of Inflation
The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and the competitive environment within our industry.
Liquidity and Capital Resources
Cash flows provided by operating activities. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2019 and 2018 was $13.1 million and $10.4 million, respectively, which was mainly the result of net income from continuing operations of $1.8 million compared to net loss from continuing operations of $2.9 million for the six months ended June 30, 2019 and 2018, respectively, adjusted for certain non-cash items, such as depreciation and amortization and share-based compensation expense, of an aggregate $12.7 million and $16.8 million, respectively. In addition, net working capital decreased by $2.9 million and $4.0 million during the six months ended June 30, 2019 and 2018, respectively.
Net cash used in operating activities from discontinued operations for the six months ended June 30, 2019 and 2018 was $0.0 million and $5.8 million, respectively.
As a result of the foregoing, net cash provided by operating activities was $13.1 million for the six months ended June 30, 2019, compared to $4.6 million for the same period in 2018.
Cash flows used in investing activities. For the six months ended June 30, 2019 and 2018, net cash used in investing activities was $2.9 million and $21.7 million, respectively, which was mainly comprised of net cash used in investing activities from continuing operations of $2.9 million and $20.3 million, and net cash used in investing activities from discontinued operations of $0.0 million and $1.4 million, respectively.
The decrease in net cash used in investing activities for the six months ended June 30, 2019 and June 30, 2018 was mainly due to capital contributed to Red Violet of $19.7 million related to the Spin-off during the first quarter of 2018, with no comparable contribution in the current year.
Cash flows (used in) provided by financing activities. Net cash used in financing activities for the six months ended June 30, 2019 of $6.2 million was due to repayments related to the Refinanced Term Loan of $3.1 million and statutory taxes paid related to the net share settlement of vested restricted stock units of $3.1 million. Net cash provided by financing activities for the six months ended June 30, 2018 of $10.6 million was the result of net proceeds of a registered direct offering in January 2018 of $13.4 million and the net proceeds from the Refinanced Term Loan of $67.2 million, which were largely offset with the repayments of the principal balance of Term Loans and Promissory Notes of $68.0 million in March 2018 and statutory taxes paid related to the net share settlement of vested restricted stock units of $2.0 million.
As of June 30, 2019, we had noncancelable operating lease commitments of $13.8 million and the Refinanced Term Loan which had $57.2 million principal balance. For the six months ended June 30, 2019, we funded our operations using available cash.
As of June 30, 2019, we had cash, cash equivalents and restricted cash of approximately $23.3 million, an increase of $4.1 million from $19.2 million as of December 31, 2018, mainly as a result of cash provided by operations. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.
We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We are continuing to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to shareholders. On July 1, 2019, we acquired substantially all of the assets of AdParlor Holdings, Inc. and certain affiliates for $7.5 million in cash using cash on hand and a $2.5 million promissory note to the sellers. See Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements.
On March 26, 2018, in connection with the Spin-off of Red Violet, we refinanced and fully repaid the existing Term Loans and the Promissory Notes of an aggregate amount of $67.1 million with the Refinanced Term Loan in the amount of $70.0 million. As of June 30, 2019, the Refinanced Term Loan has an outstanding principal balance of $57.2 million and matures on March 26, 2023. The Credit Agreement, along with the related Amendment No. 6 governing the Refinanced Term Loan and subsequent amendments, contain restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants and prepayment penalties in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our shareholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs.
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
The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ended June 30, 2018. While we are in compliance with the financial and other covenants as of June 30, 2019, we cannot assure that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain prepayment provisions, including mandatory quarterly prepayments of the Refinanced Term Loan with a portion of our excess cash flow and prepayment penalties if we prepay the Refinanced Term Loan before the fourth anniversary of Amendment No. 6. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants and mandatory quarterly prepayment provisions and prepayment penalties could impair our ability to expand or pursue our business strategies or obtain additional funding.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2019. As described below and as previously reported in our 2018 Form 10-K, in connection with management’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weakness in our internal control over financial reporting as of December 31, 2018, which is in the process of being remediated as of June 30, 2019.

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

Remediation Efforts to Address Material Weakness

With the oversight of management and the Audit Committee of our Board of Directors, we have designed a remediation plan to remediate the underlying causes of the material weakness described above. We plan to revise the process by which we confirm revenues with our clients prior to invoicing and plan to streamline the protocols for communicating and obtaining satisfactory validation of revenues. Additionally, we are currently implementing an enterprise resource planning solution, which we believe will streamline processes and facilitate appropriate internal controls over our financial reporting. Our remediation plan is currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses.

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
Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes to our internal control over financial reporting during this quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 27, 2019, as a part of a sales and use tax audit, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition data services is subject to sales tax, as an information service. The Company believes this revenue should not be subject to sales tax in New York State because it is either an excluded advertising service or an information service not subject to sales tax in New York State, and the Company has responded to the Tax Department outlining this position. The determination as to whether such revenue is deemed a taxable information service and, if taxable, the amount of any taxes owed and the periods for which they may be owed is complex and fact-intensive, and the law in this area is unsettled. Given these uncertainties, the Company believes that it is reasonably possible that a sales tax liability may result from an unfavorable outcome in this matter, but it is unable to estimate the amount or range of any such liability at this time.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share data)
(unaudited)

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Purchase Agreement, dated as of June 17, 2019, by and among AdParlor Acquisition, LLC, Fluent Media Canada, Inc., AdParlor Holdings, Inc., AdParlor International, Inc., AdParlor Media, Inc., AdParlor Media ULC, and V2Ventures Group LLC.	8-K	001-37893	2.1	6/19/2019
3.1	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	4/16/2018
3.2	Amended and Restated Bylaws.	8-K	001-37893	3.2	2/19/2019
4.1	Form of Common Stock Certificate.	8-K	001-37893	4.1	4/16/2018
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

Fluent, Inc.

August 9, 2019	By:	/s/ Alexander Mandel
Alexander Mandel
Chief Financial Officer
(Principal Financial and Accounting Officer)