Form 10-Q
period 2019-09-30
Fluent, Inc.
filed 2019-11-12
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 8, 2019, the registrant had 76,809,530 shares of common stock outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$24,228	$17,769
Accounts receivable, net of allowance for doubtful accounts of $1,550 and $1,751, respectively	45,745	48,652
Prepaid expenses and other current assets	2,015	1,971
Total current assets	71,988	68,392
Restricted cash	1,480	1,480
Property and equipment, net	3,037	1,380
Operating lease right-of-use assets	10,332	—
Intangible assets, net	58,478	61,812
Goodwill	164,774	159,791
Other non-current assets	579	414
Total assets	$310,668	$293,269
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$17,396	$7,855
Accrued expenses and other current liabilities	17,069	21,566
Deferred revenue	1,178	444
Current portion of long-term debt	6,058	3,500
Current portion of operating lease liability	2,342	—
Total current liabilities	44,043	33,365
Long-term debt, net	46,929	51,972
Operating lease liability, net	9,507	—
Other non-current liabilities	736	766
Total liabilities	101,215	86,103
Shareholders' equity:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock - $0.0005 par value, 200,000,000 shares authorized; 78,574,482 and 76,525,581 shares issued at September 30, 2019 and December 31, 2018, respectively; and 76,783,296 and 75,292,383 shares outstanding at September 30, 2019 and December 31, 2018, respectively	39	38
Treasury stock, at cost, 1,791,186 and 1,233,198 shares at September 30, 2019 and December 31, 2018, respectively	(6,368)	(3,272)
Additional paid-in capital	403,854	395,769
Accumulated deficit	(188,072)	(185,369)
Total shareholders' equity	209,453	207,166
Total liabilities and shareholders' equity	$310,668	$293,269

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$64,552	$66,535	$201,673	$179,459
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	44,568	41,744	138,530	115,120
Sales and marketing	2,717	3,640	9,209	9,909
Product development	2,040	1,680	6,485	3,556
General and administrative	14,049	9,775	34,378	25,387
Depreciation and amortization	3,642	3,352	10,265	10,021
Write-off of long-lived assets	280	—	280	—
Spin-off transaction costs	—	—	—	7,708
Total costs and expenses	67,296	60,191	199,147	171,701
(Loss) income from operations	(2,744)	6,344	2,526	7,758
Interest expense, net	(1,719)	(1,882)	(5,264)	(6,209)
(Loss) income before income taxes from continuing operations	(4,463)	4,462	(2,738)	1,549
Income tax benefit	—	—	35	—
Net (loss) income from continuing operations	(4,463)	4,462	(2,703)	1,549
Discontinued operations:
Loss from operations of discontinued operations, net of $0 income taxes	—	—	—	(2,084)
Loss on disposal of discontinued operations, net of $0 income taxes	—	—	—	(19,040)
Net loss from discontinued operations	—	—	—	(21,124)
Net (loss) income	$(4,463)	$4,462	$(2,703)	$(19,575)
Basic and diluted (loss) income per share:
Continuing operations	$(0.06)	$0.06	$(0.03)	$0.02
Discontinued operations	$—	$—	$—	$(0.28)
Net (loss) income	$(0.06)	$0.06	$(0.03)	$(0.26)

Weighted average number of shares outstanding:
Basic and diluted	79,569,210	78,199,633	79,389,131	76,002,514

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2019	78,534,774	$39	1,785,489	$(6,351)	$402,192	$(183,609)	$212,271
Vesting of restricted stock units and issuance of restricted stock	39,708	—	—	—	—	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	5,697	(17)	—	—	(17)
Reclassification of puttable option from equity to liability	—	—	—	—	(1,150)	—	(1,150)
Share-based compensation expense	—	—	—	—	2,812	—	2,812
Net loss	—	—	—	—	—	(4,463)	(4,463)
Balance at September 30, 2019	78,574,482	$39	1,791,186	$(6,368)	$403,854	$(188,072)	$209,453

Balance at December 31, 2018	76,525,581	$38	1,233,198	$(3,272)	$395,769	$(185,369)	$207,166
Vesting of restricted stock units and issuance of restricted stock	2,048,901	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	557,988	(3,096)	—	—	(3,096)
Share-based compensation expense	—	—	—	—	8,086	—	8,086
Net loss	—	—	—	—	—	(2,703)	(2,703)
Balance at September 30, 2019	78,574,482	$39	1,791,186	$(6,368)	$403,854	$(188,072)	$209,453

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2018	76,509,709	$38	1,225,085	$(3,253)	$390,011	$(191,474)	$195,322
Vesting of restricted stock units and issuance of restricted stock	6,706	—	—	—	—	—	—
Reduction in value of puttable option classified as liability	—	—	—	—	200	—	200
Share-based compensation expense	—	—	—	—	2,675	—	2,675
Net income	—	—	—	—	—	4,462	4,462
Balance at September 30, 2018	76,516,415	$38	1,225,085	$(3,253)	$392,886	$(187,012)	$202,659

Balances at December 31, 2017	61,631,573	$31	352,523	$(1,274)	$392,687	$(167,437)	$224,007
Issuance of common stock upon direct offering to certain investors, net of issuance costs of $108	2,700,000	1	—	—	13,391	—	13,392
Vesting of restricted stock units and issuance of restricted stock	12,184,842	6	—	—	(6)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	872,562	(1,979)	—	—	(1,979)
Reduction in value of puttable option classified as liability					200		200
Share-based compensation expense	—	—	—	—	28,114	—	28,114
Net loss	—	—	—	—	—	(19,575)	(19,575)
Spin-off of Red Violet	—	—	—	—	(41,500)	—	(41,500)
Balance at September 30, 2018	76,516,415	$38	1,225,085	$(3,253)	$392,886	$(187,012)	$202,659

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,703)	$(19,575)
Net loss from discontinued operations	—	21,124
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,265	10,021
Non-cash interest expense and related amortization	1,016	1,491
Share-based compensation expense	8,019	11,855
Provision for bad debt	2,082	462
Write-off of long-lived assets	280	—
Deferred income tax benefit	(35)	—
Allocation of expenses to Red Violet	—	(325)
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	8,660	(3,910)
Prepaid expenses and other current assets	10	(112)
Other non-current assets	(137)	533
Operating lease assets and liabilities, net	1,517	—
Accounts payable	1,850	(159)
Accrued expenses and other current liabilities	(4,915)	628
Deferred revenue	701	449
Other	5	—
Net cash provided by operating activities from continuing operations	26,615	22,482
Net cash used in operating activities from discontinued operations	—	(5,835)
Net cash provided by operating activities	26,615	16,647
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,076)	(107)
Business acquisition, net of cash acquired	(7,246)	—
Capitalized costs included in intangible assets	(1,887)	(995)
Capital contributed to Red Violet	—	(19,728)
Net cash used in investing activities from continuing operations	(11,209)	(20,830)
Net cash used in investing activities from discontinued operations	—	(1,386)
Net cash used in investing activities	(11,209)	(22,216)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	—	13,392
Proceeds from debt obligations, net of debt costs	—	67,182
Repayments of long-term debt	(5,851)	(72,229)
Taxes paid related to net share settlement of restricted stock units and issuance of restricted stock	(3,096)	(1,979)
Net cash (used in) provided by financing activities	(8,947)	6,366
Net increase in cash, cash equivalents and restricted cash	6,459	797
Cash, cash equivalents and restricted cash at beginning of period	19,249	16,564
Cash, cash equivalents and restricted cash at end of period	$25,708	$17,361
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$4,170	$4,931
Cash paid for income taxes	$—	$—
Share-based compensation capitalized in intangible assets	$67	$364
Reduction in value of puttable common stock classified as liability	$—	$(200)

See notes to consolidated financial statements

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying unaudited consolidated financial statements have been prepared by Fluent, Inc., a Delaware corporation (the "Company" or "Fluent"), in accordance with accounting principles generally accepted in the United States ("US GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2019.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K") filed with the SEC on March 18, 2019. The consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date included in the 2018 Form 10-K.

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

Reclassifications

During the year ended December 31, 2018, the Company reviewed the classification of certain expenses presented in the consolidated statement of operations in an effort to bring added transparency and conformity to its reporting. As a result of this review, the Company made a number of changes to classification of operating expenses. Expenses for prior periods have been reclassified to conform to the current period presentation. For the three and nine months ended September 30, 2018, the reclassifications had no effect on income from operations, net income from continuing operations, or net income (loss).

The following table summarizes the reclassification activity for the three months ended September 30, 2018:

	As previously reported	Category expansion	Operating costs and expenses reclassification	As currently reported
Cost of revenue (exclusive of depreciation and amortization)	$39,090	$—	$2,654	$41,744
Sales and marketing	4,186	(143)	(403)	3,640
Product development	—	1,680	—	1,680
General and administrative	13,563	(1,537)	(2,251)	9,775

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

The following table summarizes the reclassification activity for the nine months ended September 30, 2018:

	As previously reported	Category expansion	Operating costs and expenses reclassification	As currently reported
Cost of revenue (exclusive of depreciation and amortization)	$108,646	$—	$6,474	$115,120
Sales and marketing	11,870	(742)	(1,219)	9,909
Product development	—	3,556	—	3,556
General and administrative	33,456	(2,814)	(5,255)	25,387

Immaterial Correction of an Error

During the year ended December 31, 2018, the Company identified an error in its calculation of basic and diluted weighted average shares outstanding, in which shares that had vested but were subject to deferred delivery were not included in both the basic and diluted calculations. As a result, the calculation for basic and diluted weighted average shares outstanding, and the corresponding changes to basic and diluted income (loss) per share as previously reported for three and nine months ended September 30, 2018 was adjusted by an immaterial amount as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	As previously reported	As currently reported	As previously reported (1)	As currently reported
Weighted average number of shares outstanding:
Basic	78,199,579	78,199,633	73,941,595	76,002,514
Diluted	78,199,579	78,199,633	73,941,595	76,002,514
Basic and diluted income (loss) per share:
Continuing operations	$0.06	$0.06	$0.02	$0.02
Discontinued operations	$—	$—	$(0.29)	$(0.28)
Net income (loss)	$0.06	$0.06	$(0.26)	$(0.26)

(1)	Contains summation difference due to rounding.

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

As of January 1, 2019, the adoption of ASU 2016-02 resulted in the recording of right-of-use assets and operating lease liabilities of $10,866 and $11,138, respectively, on the consolidated balance sheets. The difference between the right-of-use assets and operating lease liabilities was recorded as a write-off of the previously recognized deferred rent liability included in accrued expenses and other current liabilities on the consolidated balance sheets. ASU 2016-02 did not impact the Company's consolidated statements of operations or consolidated statements of cash flows. The accounting for financing leases, previously referred to as capital leases, was unchanged as a result of the adoption of ASU 2016-02.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Revenue is recognized upon satisfaction of the associated performance obligations. The Company's customers simultaneously receive and consume the benefits provided, as the Company satisfies its performance obligations. Furthermore, the Company elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure of progress, since the Company has a right to payment from a customer in an amount that corresponds directly with the value of the performance completed to date. The Company's revenue arrangements do not contain significant financing components. The Company has further concluded that revenue does not require disaggregation.

For each identified performance obligation in the contract with the customer, the Company assesses whether it or the third-party supplier is the principal or agent. In arrangements where Fluent has substantive control of the specified goods and services, is primarily responsible for the integration of products and services into the final deliverable to the customer, has inventory risk and discretion in establishing pricing, Fluent acts as the principal. For performance obligations in which Fluent acts as principal, the Company records the gross amount billed to the customer within revenue and the related incremental direct costs incurred as cost of revenue. If the third-party supplier, rather than Fluent, is primarily responsible for the performance and deliverable to the customer, and Fluent solely arranges for the third-party supplier to provide services to the customer, Fluent acts as the agent. For performance obligations for which Fluent acts as the agent, the net fees on such transactions are recorded as revenue with no associated costs of revenue for the Company.

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the balance of deferred revenue was $1,178 and $444, respectively. The majority of the deferred revenue balance as of December 31, 2018 was recognized into revenue during the first quarter of 2019.

If there is a delay between the period in which revenue is recognized and when customer invoices are issued, revenue is recognized and related amounts are recorded as unbilled revenue in accounts receivable on the consolidated balance sheets. As of September 30, 2019 and December 31, 2018, unbilled revenue included in accounts receivable totaled $19,081 and $25,545, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally-tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

2. Loss (income) per share

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period, in addition to restricted stock units ("RSUs") and restricted common stock that are vested but not delivered. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock, and is calculated using the treasury stock method for stock options, restricted stock units, restricted stock, warrants and deferred common stock. Common equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the three and nine months ended September 30, 2019 and 2018, basic and diluted (loss) income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income from continuing operations	$(4,463)	$4,462	$(2,703)	$1,549
Net loss from discontinued operations	—	—	—	(21,124)
Net (loss) income	$(4,463)	$4,462	$(2,703)	$(19,575)
Denominator:
Weighted average shares outstanding	76,769,339	75,289,662	76,296,825	72,657,052
Weighted average restricted shares vested not delivered	2,799,871	2,909,971	3,092,306	3,345,462
Total basic and diluted weighted average shares outstanding	79,569,210	78,199,633	79,389,131	76,002,514
Basic and diluted (loss) earnings per share
Continuing operations	$(0.06)	$0.06	$(0.03)	$0.02
Discontinued operations	$—	$—	$—	$(0.28)
Net (loss) income	$(0.06)	$0.06	$(0.03)	$(0.26)

The following potentially dilutive securities were excluded from the calculation of diluted (loss) income per share, as their effects would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units	3,794,227	3,842,631	3,794,227	3,842,631
Stock options	2,120,000	2,623,776	2,120,000	2,623,776
Warrants	2,398,776	112,000	2,398,776	112,000
Total anti-dilutive securities	8,313,003	6,578,407	8,313,003	6,578,407

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

3. Discontinued operations

As a result of the Spin-off on March 26, 2018, the financial results of Red Violet are reflected in the Company's consolidated financial statements as discontinued operations and, therefore, are presented as loss from discontinued operations on the consolidated statements of operations, and cash activity from discontinued operations on the consolidated statements of cash flows. Further, the Company's additional paid-in capital was decreased by the net assets of Red Violet, as reflected in the consolidated statements of changes in shareholders' equity.

For the nine months ended September 30, 2018, the financial results of operations of Red Violet were as follows:

Nine Months Ended September 30, 2018
Revenue	$3,325
Cost of revenue (exclusive of depreciation and amortization)	2,017
Sales and marketing expenses	1,089
General and administrative expenses	1,852
Depreciation and amortization	451
Loss from operations of discontinued operations, net of $0 income taxes	(2,084)
Loss on disposal of discontinued operations, net of $0 income taxes	(19,040)
Net loss from discontinued operations	$(21,124)

For the nine months ended September 30, 2018, included in the net loss from discontinued operations is a loss on disposal of discontinued operations of $19,040, of which an aggregate of $16,030 represented non-cash charges. The loss on disposal of discontinued operations consisted of the following:

Nine Months Ended September 30, 2018
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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

4. Lease commitments

At the inception of a contract, the Company determines whether the contract is or contains a lease based on the facts and circumstances present. Operating leases with terms greater than one year are recognized on the consolidated balance sheets as Operating lease right-of-use assets, Current portion of operating lease liability, and Operating lease liability, net. Financing leases with terms greater than one year are recognized on the consolidated balance sheets as Property and equipment, net, Accrued expenses and other current liabilities, and Other non-current liabilities. The Company has elected not to recognize leases with terms of one year or less on the consolidated balance sheets.

Lease obligations and their corresponding assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes an appropriate incremental borrowing rate, which is the rate incurred to borrow an amount equal to the applicable lease payments on a collateralized basis, over a similar term, and in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The components of a lease are split into three categories: lease components, non-lease components and non-components; however, the Company has elected to combine lease and non-lease components into a single component. Rent expense associated with operating leases is recognized over the expected term on a straight-line basis. In connection with financing leases, depreciation of the underlying asset is recognized over the expected term on a straight-line basis and interest expense is recognized as incurred.

The Company is party to a number of noncancelable operating and financing lease agreements for certain offices and furniture, fixtures and office equipment. These leases have original lease periods expiring between 2021 and 2025. Although certain leases include options to renew, the Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three and nine months ended September 30, 2019, the components of lease costs are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating leases:
Rent expense	$542	$1,533
Financing lease:
Leased furniture, fixtures and office equipment depreciation expense	73	170
Interest expense	10	32
Short-term leases:
Rent expense	85	342
Total lease costs	$710	$2,077

As of September 30, 2019, the weighted average lease-term and discount rate of the Company's leases are as follows:

	September 30, 2019
	Operating Leases	Financing Lease
Weighted average remaining lease-term (in years)	6.0	6.2
Weighted average discount rate	5.0%	5.0%

As of September 30, 2019, scheduled future maturities of the Company's lease liabilities are as follows:

	September 30, 2019
Year	Operating Leases	Financing Lease
Remainder of 2019	$585	$37
2020	2,344	157
2021	2,297	157
2022	2,153	158
2023	2,222	169
Thereafter	4,110	312
Total undiscounted cash flows	13,711	990
Less: imputed interest	(1,862)	(138)
Present value of lease liabilities	$11,849	$852

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

For the three and nine months ended September 30, 2019, supplemental cash flow information related to leases are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases (1)	$585	$288
Operating cash flows used for financing lease	$15	$39
Lease liabilities related to the acquisition of right-of-use assets:
Operating leases	$451	$568

(1)	For the nine months ended September 30, 2019, the Company received a cash reimbursement of $640 for tenant improvements made to its New York City corporate headquarters.

5. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	September 30, 2019	December 31, 2018
Gross amount:
Software developed for internal use	3	$4,427	$3,037
Acquired proprietary technology	4-5	13,559	11,459
Customer relationships	6-10	37,286	34,986
Trade names	4-20	16,657	16,357
Domain names	20	191	191
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		105,180	99,090
Accumulated amortization:
Software developed for internal use		(1,724)	(1,282)
Acquired proprietary technology		(8,827)	(6,987)
Customer relationships		(18,116)	(14,417)
Trade names		(3,124)	(2,504)
Domain names		(36)	(29)
Databases		(13,280)	(10,573)
Non-competition agreements		(1,595)	(1,486)
Total accumulated amortization		(46,702)	(37,278)
Net intangible assets:
Software developed for internal use		2,703	1,755
Acquired proprietary technology		4,732	4,472
Customer relationships		19,170	20,569
Trade names		13,533	13,853
Domain names		155	162
Databases		18,012	20,719
Non-competition agreements		173	282
Total intangible assets, net		$58,478	$61,812

The gross amounts associated with software developed for internal use primarily represent capitalized costs for internally-developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC ("Fluent LLC"), effective on December 8, 2015 (the "Fluent LLC Acquisition"), the acquisition of Q Interactive, LLC, effective on June 8, 2016 (the "Q Interactive Acquisition") and the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (see Note 14, Business Acquisition).

During the three months ended September 30, 2019, the Company determined that its declining operating results constituted a triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of September 30, 2019, its long-lived assets were not impaired. The Company believes that the assumptions utilized in this interim impairment testing, including the determination of estimated future cash flows, are reasonable. Future tests may indicate impairment if actual future cash flows or other factors differ from the assumptions used in the Company's interim impairment test at September 30, 2019.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Amortization expense of $3,456 and $3,228 for the three months ended September 30, 2019 and 2018 and $9,708 and $9,653 for the nine months ended September 30, 2019 and 2018, respectively, are included in depreciation and amortization expenses in the consolidated statements of operations. As of September 30, 2019, intangible assets with a carrying amount of $398, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of September 30, 2019, estimated amortization expenses related to the Company's intangible assets for the remainder of 2019 through 2024 and thereafter are as follows:

Year	September 30, 2019
Remainder of 2019	$3,443
2020	13,623
2021	10,810
2022	9,171
2023	4,663
2024 and thereafter	16,768
Total	$58,478

6. Goodwill

Goodwill represents the cost in excess of fair value of net assets acquired in a business combination. As of September 30, 2019, the total balance of goodwill was $164,774, as a result of the acquisition of Interactive Data, LLC effective on October 2, 2014, the Fluent LLC Acquisition, the Q Interactive Acquisition and the AdParlor Acquisition (as defined in Note 14, Business Acquisition).

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

During the three months ended September 30, 2019, the Company determined that its declining operating results, along with a decline in the market value of its publicly traded stock, constituted a triggering event. As such, the Company conducted an interim test of the fair value of its goodwill for potential impairment. Based on the results of this interim impairment test, which used a combination of income and market approaches to determine the fair value of the Fluent reporting unit (as defined in Note 11, Segment information), the Company concluded that, as of September 30, 2019, its goodwill was not impaired. The results of its interim impairment test indicated that the estimated fair value of the reporting unit exceeded its carrying value by approximately 12%. The Company believes that the assumptions utilized in its interim impairment testing, including the determination of an appropriate discount rate of 12.5%, long-term profitability growth projections, and estimated future cash flows, are reasonable. The risk of future impairment of its $159,790 of goodwill exists if actual results; such as lower than expected revenue, profitability, cash flows, market multiples, discount rates and control premiums, differ from the assumptions used in the Company's interim impairment test. In addition, a sustained decline in the market value of its publicly traded stock could impact the Company’s fair value assessment.

7. Long-term debt, net

Long-term debt, net, related to the Refinanced Term Loan and Note Payable (as defined below) consisted of the following:

	September 30, 2019	December 31, 2018
Refinanced Term Loan due 2023 (less unamortized discount of $3,857)	$50,612	$55,472
Note Payable due 2021 (less unamortized discount of $125)	2,375	—
Long-term debt, net	52,987	55,472
Less: Current portion of long-term debt	(6,058)	(3,500)
Long-term debt, net (non-current)	$46,929	$51,972

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

The Refinanced Term Loan is guaranteed by the Company and its direct and indirect subsidiaries, and is secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of either, at Fluent's option, (a) LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) the base rate (generally equivalent to the U.S. prime rate) plus 6.0% per annum, payable in cash. Interest under the

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Refinanced Term Loan is payable monthly. Scheduled principal amortization of the Refinanced Term Loan is $875 per quarter, commencing with the fiscal quarter ended September 30, 2018. The Refinanced Term Loan matures on March 26, 2023.

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

The Credit Agreement, as amended, requires the Company to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ended September 30, 2018. In addition, the Credit Agreement, as amended, includes certain prepayment provisions, including mandatory quarterly principal prepayments of the Refinanced Term Loan with a portion of the Company's excess cash flow, as defined in the Credit Agreement. For the three months ended September 30, 2019, the quarterly prepayment resulting from excess cash flow was $1,308. As of September 30, 2019, this amount was reclassified to the current portion of long-term debt and will be paid during the fourth quarter. At September 30, 2019, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

Note Payable

On July 1, 2019, in connection with the AdParlor Acquisition (as defined in Note 14, Business Acquisition), the Company issued a promissory note (the "Note Payable") in the principal amount of $2,350, net of discount of $150 from imputing interest on the non-interest bearing note using a 4.28% rate. The promissory note is guaranteed by the Company's subsidiary, Fluent, LLC, will not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing of the acquisition and is subject to setoff in respect of certain indemnity and other matters.

Maturities

As of September 30, 2019, scheduled future maturities of the Refinanced Term Loan and Note Payable, including the required principal prepayment based on a portion of the Company's quarterly excess cash flow of $1,308 for the third quarter of 2019 and excluding potential future additional principal prepayments, are as follows:

Year
Remainder of 2019	$3,433
2020	4,750
2021	3,500
2022	3,500
2023	41,786
Total maturities	$56,969

Fair value

As of September 30, 2019, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

8. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. The Company updates its estimated annual effective tax rate on a quarterly basis and, if the estimate changes, makes a cumulative adjustment.

As of September 30, 2019 and December 31, 2018, the Company has recorded a full valuation allowance against net deferred tax assets, and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Based on current income from continuing operations and anticipated future earnings, the Company believes there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance will be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

For the nine months ended September 30, 2019 and 2018, the Company's effective income tax benefit rate of 1% and 0%, respectively, differed from the statutory federal income tax rates of 21% and 34%, respectively, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

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

As of September 30, 2019 and December 31, 2018, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of September 30, 2019, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

9. Common stock, treasury stock and warrants

Common stock

As of September 30, 2019 and December 31, 2018, the number of issued shares of common stock was 78,574,482 and 76,525,581, respectively, which included shares of treasury stock of 1,791,186 and 1,233,198, respectively.

For the nine months ended September 30, 2019, the change in the number of issued shares of common stock was a result of an aggregate 2,048,901 shares of common stock issued upon vesting of RSUs, including 557,988 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, discussed below.

Treasury stock

As of September 30, 2019 and December 31, 2018, the Company held shares of treasury stock of 1,791,186 and 1,233,198, with a cost of $6,368 and $3,272, respectively.

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the nine months ended September 30, 2019, 557,988 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 10, Share-based compensation.

Warrants

As of September 30, 2019 and December 31, 2018, warrants to purchase an aggregate of 2,398,776 and 2,498,776 shares of common stock were outstanding, respectively, with exercise prices ranging from $3.75 to $6.00 per share.

On July 9, 2018 the Company entered into First Amendments (the "First Amendments") to the Amendments to Warrants and Agreements to Exercise ("Amended Whitehorse Warrants") with (i) H.I.G. Whitehorse SMA ABF, L.P. regarding 46,667 warrants to purchase common stock of the Company, par value $0.0005 per share, at an exercise price of $3.00 per share; (ii) H.I.G. Whitehorse SMA Holdings I, LLC regarding 66,666 warrants to purchase common stock of the Company at an exercise price of $3.00 per share; and (iii) Whitehorse Finance, Inc. regarding 186,667 warrants to purchase common stock of the Company at an exercise price of $3.00 per share. In November 2017, the Amended Whitehorse Warrants were exercised and the Company issued an aggregate of 300,000 shares of common stock of the Company (the "Warrant Shares") to the warrant holders. Pursuant to the First Amendments, the warrant holders have the right, but not the obligation, to require the Company to purchase from these warrant holders the 300,000 Warrant Shares at $3.8334 per share (the "Put Right"), which may be exercised during the period commencing January 1, 2019 and ending December 15, 2019. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Put Right should be classified within other current liabilities on the consolidated balance sheets when the market price of the Company's common stock is lower than the exercise price of $3.8334 per share. As of March 31, 2019, the last reported sale price of the Company's common stock was higher than the exercise price, resulting in the reclassification of the Put Right totaling $1,150 from other current liabilities to equity. However, as of September 30, 2019, the last reported sale price of the Company's common stock was lower than the exercise price and the Put Right was therefore reclassified to other current liabilities on the consolidated balance sheet as of September 30, 2019.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

10. Share-based compensation

As of September 30, 2019, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan (the "2015 Plan") and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,178,330 shares of common stock. As of September 30, 2019, there were 3,614,784 shares of common stock reserved for issuance under the 2018 Plan. The primary purpose of the plans is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

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

In total, share-based compensation expense of $15,548, resulting from the Acceleration and Spin-off Grants in connection with the Spin-off was recognized in loss on disposal of discontinued operations during the first quarter of 2018. See Note 3, Discontinued operations.

Stock options

On January 31, 2019, the Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on February 1, 2019 under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125% of the exercise price for 20 consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25% of the exercise price for 20 consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of September 30, 2019, the first condition has been met; therefore, subject to continuing service, 50% of the shares subject to these stock options will vest on February 1, 2020. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The range of the fair value of the stock options that were awarded is $2.81 to $2.86 per share. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Key Assumptions
Exercise price	$4.72
Expected term (in years)	1.0 - 1.3
Expected volatility	65%
Dividend yield	—%
Risk-free rate	2.61%

For the nine months ended September 30, 2019, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2018	112,000	$13.98	2.8	$—
Granted	2,064,000	$4.72	9.3
Forfeited	(56,000)	$4.72
Outstanding as of September 30, 2019	2,120,000	$5.21	9.0	$—
Options exercisable as of September 30, 2019	112,000	$13.98	2.1	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

For the three and nine months ended September 30, 2019, compensation expense recognized for stock options of $1,250 and $3,353, respectively, was recorded in sales and marketing and general and administrative expenses in the consolidated statements of operations. For the three and nine months ended September 30, 2018, compensation expense recognized for stock options of $0 and $243, respectively, was recorded in discontinued operations in the consolidated statements of operations. As of September 30, 2019, there was $2,339 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the nine months ended September 30, 2019, details of unvested RSU and restricted stock activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2018	3,831,965	$7.95
Granted	2,119,628	$4.93
Vested and delivered	(1,490,913)	$4.00
Withheld as treasury stock (1)	(557,988)	$4.16
Vested not delivered (2)	112,582	$4.75
Forfeited	(221,047)	$3.59
Unvested as of September 30, 2019	3,794,227	$7.66

(1)

As discussed in Note 9, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs and issuance of restricted stock. As of September 30, 2019, there were 1,791,186 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the nine months ended September 30, 2019, there was a net decrease of 112,582 shares included in vested not delivered as a result of the delivery of Spin-off Grants of 740,334 shares, partially offset by the net activity from vesting of RSUs with deferred delivery of 627,752 shares. As of September 30, 2019, there were 2,797,335 outstanding RSUs included in vested not delivered.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

The Company recognized compensation (included in sales and marketing, product development, general and administrative and discontinued operations in the consolidated statements of operations, and intangible assets in the consolidated balance sheets) for RSUs and restricted stock of $1,562 and $2,675 for the three months ended and $4,733 and $27,871 for the nine months ended September 30, 2019 and 2018, respectively. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of September 30, 2019, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $14,668, which is expected to be recognized over a weighted average period of 2.5 years.

For the three and nine months ended September 30, 2019 and 2018, share-based compensation for the Company's stock option, RSU, common stock and restricted stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales and marketing	$292	$717	$821	$2,125
Product development	278	136	800	487
General and administrative	2,220	1,741	6,398	3,835
Spin-off transaction costs	—	—	—	5,409
Discontinued operations	—	—	—	15,713
Total share-based compensation expense	2,790	2,594	8,019	27,569
Capitalized in intangible assets of continuing operations	22	81	67	364
Capitalized in intangible assets of discontinued operations	—	—	—	181
Total share-based compensation	$2,812	$2,675	$8,086	$28,114

11. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is segment (loss) income from operations. As of September 30, 2019, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents three months of operating results of AdParlor, LLC, a digital advertising solution for social media buying (see Note 14 Business Acquisition) and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fluent segment revenue:
United States	$54,959	$59,360	$177,080	$162,193
International	7,953	7,175	22,953	17,266
Fluent segment revenue	$62,912	$66,535	$200,033	$179,459
All Other segment revenue:
United States	$1,339	$—	$1,339	$—
International	301	—	301	—
All Other segment revenue	$1,640	$—	$1,640	$—
Segment (loss) income from operations:
Fluent	$(2,581)	$6,344	$2,689	$7,758
All Other	(163)	—	(163)	—
Total (loss) income from operations	(2,744)	6,344	2,526	7,758
Interest expense, net	(1,719)	(1,882)	(5,264)	(6,209)
(Loss) income before income taxes from continuing operations	$(4,463)	$4,462	$(2,738)	$1,549

	September 30	December 31
	2019	2018
Total assets:
Fluent	$287,515	$293,269
All Other	23,153	—
Total assets	$310,668	$293,269

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

12. Related party transactions

For the three and nine months ended September 30, 2019 and 2018, material related party transactions were as follows:

Business Consulting Agreement

Pursuant to a Business Consulting Agreement, Marlin Capital Investments, LLC, an affiliate of Michael Brauser, the Company's Executive Chairman prior to the Spin-off, held RSUs representing the right to receive 2,000,000 shares of the Company's common stock, for consulting services provided by Marlin Capital. These RSUs were to vest annually beginning from October 13, 2015 only if certain performance goals of the Company were met. The shares underlying such RSUs would not have been delivered until October 13, 2018, unless there was a change of control of the Company, termination of the agreement by the Company without cause, or termination of the agreement by Marlin Capital for good reason. The Company determined the performance goals were met as of December 31, 2016. For the nine months ended September 30, 2018, share-based compensation expense of negative $1,792, as a result of the revaluation of the fair value of RSUs granted, was recognized in general and administrative expenses in association with shares under the Marlin Capital agreement. On March 12, 2018, the Company terminated the Business Consulting Agreement. The unvested 500,000 shares were accelerated and the related share-based compensation expense of $906,000 was recognized fully in loss on disposal of discontinued operations during the first quarter of 2018.

Promissory Notes

On December 8, 2015, the Company entered into the Promissory Notes, with an interest rate of 10% per annum, with certain investors, for aggregate financing of $10.0 million, consisting of $5.0 million from Frost Gamma, $4.0 million from Michael Brauser and $1.0 million from another investor. During the nine months ended September 30, 2018, the Company repaid $533, $426 and $107 to Frost Gamma, Michael Brauser and another investor, respectively. On March 26, 2018, as part of the Refinancing associated with the Spin-off of Red Violet, the principal amounts plus accrued PIK interest of the Promissory Notes owing to Frost Gamma, Michael Brauser and such other investor, of $5,713, $4,570 and $1,143, respectively, were fully repaid.

Consulting Agreement

On September 6, 2017, the Company entered into a Consulting Agreement with Michael Brauser, effective as of June 23, 2017, for a term of four years, under which Mr. Brauser served as a strategic advisor to the Company but received no salary for such services. In consideration for Mr. Brauser's services, the Consulting Agreement provided for continued vesting of all outstanding RSUs granted to Mr. Brauser under the Brauser Employment Agreement. For the nine months ended September 30, 2018, share-based compensation expense of $302 associated with the Consulting Agreement was recognized in general and administrative expenses. In addition, upon the Acceleration, the remaining unvested 2,500,000 shares were accelerated and related share-based compensation expense of $6,468 was recognized in loss on disposal of discontinued operations during the first quarter of 2018. The Consulting Agreement was terminated upon the Spin-off of Red Violet.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

14. Business Acquisition

On July 1, 2019, two wholly owned subsidiaries of the Company, AdParlor, LLC (formerly known as AdParlor Acquisition, LLC), a Delaware limited liability company, and Fluent Media Canada, Inc., a British Columbia company (together with AdParlor, LLC, each a "Buyer" and collectively "Buyers"), completed the acquisition of substantially all of the assets of AdParlor Holdings, Inc., a Delaware corporation ("AdParlor Holdings"), AdParlor International, Inc., a Delaware corporation ("AdParlor International"), AdParlor Media, Inc., a Delaware corporation ("AdParlor Media US"), and AdParlor Media ULC, a British Columbia unlimited liability company (together with AdParlor Holdings, AdParlor International and AdParlor Media US, each a "Seller" and collectively "Sellers") pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated June 17, 2019, by and among Buyers, Sellers and the parent of the Sellers, v2 Ventures Group LLC, a Delaware limited liability company (the "AdParlor Acquisition"). The purpose of the acquisition was to expand the Company's performance-based marketing capabilities. In accordance with ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the Company determined that the AdParlor Acquisition constituted the purchase of a business.

At closing, the Buyers paid to Sellers cash consideration of $7,302, net of adjustments for working capital and indebtedness, and issued a promissory note to Sellers with a present value of $2,350 in exchange for substantially all of the assets of Sellers. This promissory note is guaranteed by Fluent, LLC, and will not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing and is subject to setoff in respect of certain indemnity and other matters. See Note 7, Long-term debt, net for further detail. For the nine months ended September 30, 2019, the Company incurred transaction-related expenses of $448 in connection with the AdParlor Acquisition, which it recorded in general and administrative expenses in the consolidated statements of operations.

The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the closing date:

July 1, 2019

Cash and cash equivalents	$56
Accounts receivable	7,835
Prepaid expenses and other current assets	54
Property and equipment, net	138
Intangible assets, net	4,700
Goodwill	4,983
Other non-current assets	28
Accounts payable	(7,691)
Accrued expenses and other current liabilities	(418)
Deferred revenue	(33)
Total assets acquired	$9,652

The preliminary fair values of the identifiable intangible assets and goodwill acquired at the closing date are as follows:

	Fair Value	Weighted Average Amortization Period (Years)
Trade name & trademarks	$300	4
Developed technology	2,100	4
Customer relationships	2,300	6
Goodwill	4,983
Total intangible assets, net	$9,683

With the assistance of a third-party valuation firm, the fair value of the acquired customer relationships was determined using the excess earnings method, a variation of the income approach, while the fair value of the acquired developed technology, trade names and trademarks were determined using the relief from royalty method of the income approach. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. For tax purposes, the goodwill is deductible over 15 years. The purchase accounting process has not been completed primarily because the valuation of acquired assets and liabilities assumed has not been finalized. The Company expects to complete the purchase accounting as soon as practicable but no later than one year from the acquisition date. The Company does not believe there will be material adjustments.

15. Subsequent events

On November 8, 2019, Fluent, LLC entered into Amendment No. 9 to Credit Agreement (the “Amendment”), among Fluent, LLC, as Borrower, the Company, certain subsidiaries of the Company party thereto, the financial institutions party thereto, as lenders, and Whitehorse Finance, Inc., as Administrative Agent, amending the term loan facility originally dated as of December 8, 2015. The Amendment, among other things, modified certain financial covenants of the Company and increased the interest rate by 0.50% during any period when the total leverage ratio (as defined in the Credit Agreement) exceeds 2.5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 18, 2019 ("2018 Form 10-K"), and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Third Quarter Financial Summary

Three months ended September 30, 2019 compared to three months ended September 30, 2018:

•	Revenue decreased 3% to $64.6 million, from $66.5 million.
•	Net loss from continuing operations was $4.5 million, or $0.06 per share, compared to net income from continuing operations of $4.5 million or $ 0.06 per share.
•	Media margin decreased 17% to $21.3 million, from $25.8 million, representing 33.0% of revenue.
•	Adjusted EBITDA decreased 65% to $4.3 million, based on net loss from continuing operations of $4.5 million, from $12.4 million, based on a net income from continuing operations of $4.5 million.
•	Adjusted net loss was $1.0 million, or $0.01 per share, which was a decrease of $8.2 million from adjusted net income of $7.2 million, or $0.09 per share.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018:

•	Revenue increased 12% to $201.7 million, from $179.5 million.
•

Net loss from continuing operations was $2.7 million, or $0.03 per share, compared to net income from continuing operations of $1.5 million (inclusive of spin-off transaction costs of $7.7 million), or $ 0.02 per share.

•	Net loss from discontinued operations was $0.0 million, compared to $21.1 million.
•	Media margin remained relatively flat at $67.3 million, from $67.1 million, representing 33.4% of revenue.
•	Adjusted EBITDA decreased 30% to $23.2 million, based on net loss from continuing operations of $2.7 million, from $32.9 million, based on net income from continuing operations of $1.5 million.
•	Adjusted net income was $7.7 million, or $0.10 per share, which was a decrease of $9.1 million from $16.7 million, or $0.22 per share.

Media margin, adjusted EBITDA and adjusted net (loss) income are non-GAAP financial measures.

Definitions, Reconciliations and Uses of Non-GAAP Financial Measures

We report the following non-GAAP measures:

Media margin is defined as revenue minus cost of revenue (exclusive of depreciation and amortization) attributable to variable costs paid for media and related expenses. Media margin is also presented as percentage of revenue.

Adjusted EBITDA is defined as net (loss) income from continuing operations, excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) write-off of long-lived assets, (5) share-based compensation expense, (6) acquisition-related costs, (7) restructuring and certain severance costs, (8) certain litigation and other related costs, and (9) one-time items.

Adjusted net (loss) income is defined as net (loss) income from continuing operations, excluding (1) write-off of long-lived assets, (2) share-based compensation expense, (3) acquisition-related costs, (4) restructuring and certain severance costs, (5) certain litigation and other related costs, and (6) one-time items. Adjusted net (loss) income per share is defined as adjusted net (loss) income per basic and diluted weighted average shares outstanding. Adjusted net (loss) income is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from net (loss) income from continuing operations, which we believe is the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income from continuing operations	$(4,463)	$4,462	$(2,703)	$1,549
Income tax benefit	—	—	(35)	—
Interest expense, net	1,719	1,882	5,264	6,209
Spin-off transaction costs	—	—	—	7,708
Write-off of long-lived assets	280	—	280	—
Depreciation and amortization	3,642	3,352	10,265	10,021
General and administrative	14,049	9,775	34,378	25,387
Product development	2,040	1,680	6,485	3,556
Sales and marketing	2,717	3,640	9,209	9,909
Non-media cost of revenue (1)	1,323	1,011	4,159	2,767
Media margin	$21,307	$25,802	$67,302	$67,106
Revenue	$64,552	$66,535	$201,673	$179,459
Media margin % of revenue	33.0%	38.8%	33.4%	37.4%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net (loss) income from continuing operations, which we believe is the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income from continuing operations	$(4,463)	$4,462	$(2,703)	$1,549
Income tax benefit	—	—	(35)	—
Interest expense, net	1,719	1,882	5,264	6,209
Depreciation and amortization	3,642	3,352	10,265	10,021
Write-off of long-lived assets	280	—	280	—
Share-based compensation expense	2,790	2,594	8,019	11,856
Acquisition-related costs	—	119	448	676
Restructuring and certain severance costs	—	—	360	2,591
Certain litigation and other related costs	375	—	1,091	46
One-time items	—	—	168	—
Adjusted EBITDA	$4,343	$12,409	$23,157	$32,948

Below is a reconciliation of adjusted net (loss) income and the related measure of adjusted net (loss) income per share from net (loss) income from continuing operations, which we believe is the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2019	2018	2019	2018
Net (loss) income from continuing operations	$(4,463)	$4,462	$(2,703)	$1,549
Write-off of long-lived assets	280	—	280	—
Share-based compensation expense	2,790	2,594	8,019	11,856
Acquisition-related costs	—	119	448	676
Restructuring and certain severance costs	—	—	360	2,591
Certain litigation and other related costs	375	—	1,091	46
One-time items	—	—	168	—
Adjusted net (loss) income	(1,018)	7,175	7,663	16,718
Adjusted net (loss) income per share:
Basic and diluted	$(0.01)	$0.09	$0.10	$0.22
Weighted average number of shares outstanding:
Basic and diluted	79,569,210	78,199,633	79,389,131	76,002,514

We present media margin, adjusted EBITDA, adjusted net (loss) income and adjusted net (loss) income per share as supplemental measures of our financial and operating performance because we believe they provide useful information to investors. More specifically:

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

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain severance costs associated with department-specific reorganizations and certain litigation and other related costs associated with extraordinary legal matters. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. Adjusted EBITDA for the nine months ended September 30, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other adjustments for one-time items in the periods presented.

Adjusted net (loss) income, as defined above, and the related measure of adjusted net (loss) income per share exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. Adjusted net income for the nine months ended September 30, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other adjustments for one-time items in the periods presented. We believe adjusted net (loss) income affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net (loss) income from continuing operations.

Media margin, adjusted EBITDA, adjusted net (loss) income and adjusted net (loss) income per share are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, net (loss) income from continuing operations as indicators of operating performance. None of these metrics are presented as measures of liquidity. The way we measure media margin, adjusted EBITDA and adjusted net (loss) income may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Revenue. Revenue decreased $2.0 million, or 3%, to $64.6 million for the three months ended September 30, 2019, from $66.5 million for the three months ended September 30, 2018. The decrease was primarily attributable to a reduced supply of cost-effective media and associated traffic needed to service existing demand for our performance-based marketing services.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $2.8 million, or 7%, to $44.6 million for the three months ended September 30, 2019, from $41.7 million for the three months ended September 30, 2018. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from publishers and third-party intermediaries, such as advertising exchanges. We purchase media to acquire traffic for both our owned and operated websites and on behalf of third-party advertisers.

The total cost of revenue as a percentage of revenue increased to 69% for the three months ended September 30, 2019, compared to 63% in the corresponding period in 2018, as we incurred relatively higher costs of media in the 2019 period.

Sales and marketing expenses. Sales and marketing expenses decreased $0.9 million, or 25%, to $2.7 million for the three months ended September 30, 2019, from $3.6 million for the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, the amounts consisted mainly of employee salaries and benefits of $1.9 million and $2.3 million, advertising costs of $0.3 million and $0.4 million, and non-cash share-based compensation expense of $0.3 million and $0.7 million, respectively.

Product development. Product development increased $0.4 million, or 21%, to $2.0 million for the three months ended September 30, 2019, from $1.7 million for the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, the amounts consisted mainly of salaries and benefits of $1.8 million and $1.4 million, respectively. The increase in product development cost was the result of development and innovation of our existing offerings to consumers and advertisers, and development of new product offerings, including emerging data offerings.

General and administrative expenses. General and administrative expenses increased $4.3 million, or 44%, to $14.0 million for the three months ended September 30, 2019, from $9.8 million for the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, the amounts consisted mainly of employee salaries and benefits of $5.6 million and $4.8 million, provision for bad debts of $1.9 million and $0.2 million, non-cash share-based compensation expense of $2.2 million and $1.7 million, professional fees of $1.4 million and $1.3 million, and office overhead of $1.0 million and $0.6 million, respectively. The increase was mainly the result of higher provision for bad debt.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million, or 9%, to $3.6 million for the three months ended September 30, 2019 and 2018 from $3.4 million for the three months ended September 30, 2018.

Write-off of long-lived assets. During the three months ended September 30, 2019, we recognized $0.3 million of impairment loss related to software capitalized for internal use.

Interest expense, net. Interest expense, net, decreased $0.2 million, or 9%, to $1.7 million for the three months ended September 30, 2019, from $1.9 million for the three months ended September 30, 2018. The decrease was mainly attributable to a lower average debt balance outstanding on the Refinanced Term Loan described below under "Liquidity and Capital Resources".

(Loss) income before income taxes from continuing operations. For the three months ended September 30, 2019, loss before income taxes from continuing operations was $4.5 million, compared to income of $4.5 million for the three months ended September 30, 2018. The change was primarily due to an increase in general and administrative expense of $4.3 million, cost of revenue of $2.8 million, sales and marketing of $0.9 and product development of $0.4 million, and the decrease in revenue of $2.0 million, discussed above.

Income taxes. There was no income tax recorded for the three months ended September 30, 2019 and 2018.

As of September 30, 2019 and 2018, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on the our history of losses, current income from continuing operations, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net (loss) income. Net loss of $4.5 million and net income of $4.5 million was recognized for the three months ended September 30, 2019 and 2018, respectively, as a result of the foregoing.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Revenue. Revenue increased $22.2 million, or 12% to $201.7 million for the nine months ended September 30, 2019, from $179.5 million for the nine months ended September 30, 2018. The increase was primarily attributable to higher demand for our performance-based marketing services.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $23.4 million, or 20%, to $138.5 million for the nine months ended September 30, 2019, from $115.1 million for the nine months ended September 30, 2018. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from publishers and third-party intermediaries, such as advertising exchanges. We purchase media to acquire traffic for both our owned and operated websites and on behalf of third-party advertisers.

The total cost of revenue as a percentage of revenue increased to 69% for the nine months ended September 30, 2019 compared to 64% in the corresponding period in 2018, as we incurred relatively higher costs of media in order to satisfy demand by clients for additional volume in the 2019 period.

Sales and marketing. Sales and marketing decreased $0.7 million, or 7%, to $9.2 million for the nine months ended September 30, 2019, from $9.9 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, the amounts consisted mainly of employee salaries and benefits of $6.6 million and $6.0 million, advertising costs of $1.1 million and $1.2 million, and non-cash share-based compensation expense of $0.8 million and $2.1 million, respectively.

Product development. Product development increased $2.9 million, or 82%, to $6.5 million for the nine months ended September 30, 2019, from $3.6 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, the amounts consisted primarily of employee salaries and benefits of $5.4 million and $2.8 million, respectively. The increase in product development costs was the result of development and innovation of our existing offerings to consumers and advertisers, and development of new product offerings, including emerging data offerings.

General and administrative. General and administrative increased $9.0 million, or 35%, to $34.4 million for the nine months ended September 30, 2019, from $25.4 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, the amounts consisted mainly of employee salaries and benefits of $13.5 million and $12.3 million, non-cash share-based compensation expense of $6.4 million and $3.8 million, professional fees of $4.5 million and $3.5 million, office overhead of $2.8 million and $1.8 million and provision for bad debt of $2.1 million and $0.5 million, respectively. The increase was mainly the result of higher share-based compensation expense from stock options granted to certain officers as described in Note 10, Share-based compensation, in addition to higher provision for bad debt, employee salaries and benefits, office overhead, and professional fees.

During October 2019, the Company implemented two separate reductions in workforce that resulted in the termination of approximately 48 employees in aggregate. These reductions in workforce were implemented following management’s determination to reduce headcount and decrease the Company's costs to more effectively align resources to the core business operations.  In connection with these reductions in workforce, the Company will incur certain exit-related costs in the fourth quarter of 2019 and the first quarter of 2020, which are estimated to be $1.5 million, consisting primarily of one-time termination benefits and associated costs, to be settled in cash by June 30, 2020. Apart from these exit-related costs, these reductions in workforce are expected to result in reductions in quarterly expenses.

Depreciation and amortization. Depreciation and amortization remained relatively flat at $10.3 million for the nine months ended September 30, 2019 and $10.0 million for the nine months ended September 30, 2018.

Write-off of long-lived assets. During the nine months ended September 30, 2019, we recognized $0.3 million of impairment loss related to software capitalized for internal use.

Spin-off transaction costs. During the first quarter of 2018, in connection with the Spin-off of Red Violet, an aggregate of $7.7 million was recognized in costs and expenses as Spin-off transaction costs, including non-cash share-based compensation expense of $5.4 million, as a result of the 2,041,000 shares of Transaction Grants and employee cash compensation of $2.3 million.

Interest expense, net. Interest expense, net, decreased $0.9 million, or 15%, to $5.3 million for the nine months ended September 30, 2019, from $6.2 million for the nine months ended September 30, 2018 due to a lower average debt balance outstanding and a decline in our effective interest rate under our Refinanced Term Loan described below under "Liquidity and Capital Resources".

(Loss) income before income taxes from continuing operations. For the nine months ended September 30, 2019, loss before income taxes from continuing operations was $2.7 million, compared to income before income taxes from continuing operations of $1.5 million for the nine months ended September 30, 2018. This change was primarily due an increase in cost of revenue of $23.4 million, general and administrative of $9.0 million and product development of $2.9 million, partially offset by an increase in revenue of $22.2 million, the one-time Spin-off transaction costs of $7.7 million (including non-cash compensation share-based compensation expenses of $5.4 million) incurred during the first quarter of 2018 and a decrease in sales and marketing expense of $0.7, discussed above.

Income taxes. Income tax benefit was $35 thousand and $0 for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate was 1% and 0% for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and 2018, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on the our history of losses, current income from continuing operations, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net loss from discontinued operations. On March 26, 2018, we completed the Spin-off of Red Violet and the results of Red Violet through this date are reflected as discontinued operations. For the nine months ended September 30, 2018, we had net losses from discontinued operations of $21.1 million. This amount consists primarily of the one-time loss on disposal of discontinued operations of $19.0 million, which was primarily comprised of non-cash items of $16.0 million, such as share-based compensation expense and write-off of unamortized debt costs in connection with the Spin-off, and cash items of $3.0 million, including spin-off related professional fees and employee compensation. There were no comparable discontinued operations for the nine months ended September 30, 2019. See Note 3, Discontinued operations, included in Notes to Consolidated Financial Statements, for details.

Net (loss) income. Net loss of $2.7 million and net loss of $19.6 million were recognized for the nine months ended September 30, 2019 and 2018, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and the competitive environment within our industry.

Liquidity and Capital Resources

Cash flows provided by operating activities. Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2019 and 2018 was $26.6 million and $22.5 million, respectively, which was mainly the result of net loss from continuing operations of $2.7 million compared to net income of $1.5 million for the nine months ended September 30, 2019 and 2018, respectively, adjusted for certain non-cash items, such as depreciation and amortization and share-based compensation expense, of an aggregate $21.6 million and $23.5 million, respectively. In addition, net working capital decreased by $6.3 million and $3.1 million during the nine months ended September 30, 2019 and 2018, respectively.

Net cash used in operating activities from discontinued operations for the nine months ended September 30, 2019 and 2018 was $0.0 million and $5.8 million, respectively.

As a result of the foregoing, net cash provided by operating activities was $26.6 million for the nine months ended September 30, 2019, compared to $16.6 million for the same period in 2018.

Cash flows used in investing activities. For the nine months ended September 30, 2019 and 2018, net cash used in investing activities was $11.2 million and $22.2 million, respectively, which was mainly comprised of net cash used in investing activities from continuing operations of $11.2 million and $20.8 million, and net cash used in investing activities from discontinued operations of $0.0 million and $1.4 million, respectively.

The decrease in net cash used in investing activities for the nine months ended September 30, 2019 and September 30, 2018 was mainly due to capital contributed to Red Violet of $19.7 million related to the Spin-off during the first quarter of 2018, with no comparable contribution in the current year, partially offset by cash paid for the AdParlor Acquisition in the amount of $7.3 million in the current year.

Cash flows (used in) provided by financing activities. Net cash used in financing activities for the nine months ended September 30, 2019 of $8.9 million was due to repayments related to the Refinanced Term Loan of $5.9 million and statutory taxes paid related to the net share settlement of vested restricted stock units of $3.1 million. Net cash provided by financing activities for the nine months ended September 30, 2018 of $6.4 million was the result of net proceeds of a registered direct offering in January 2018 of $13.4 million and the net proceeds from the Refinanced Term Loan of $67.2 million, which were largely offset with the repayments of the principal balance of Term Loans and Promissory Notes of $72.2 million in March 2018 and statutory taxes paid related to the net share settlement of vested restricted stock units of $2.0 million.

As of September 30, 2019, we had noncancelable operating lease commitments of $13.7 million and long-term debt which had $57.0 million principal balance. For the nine months ended September 30, 2019, we funded our operations using available cash.

As of September 30, 2019, we had cash, cash equivalents and restricted cash of approximately $25.7 million, an increase of $6.5 million from $19.2 million as of December 31, 2018, mainly as a result of cash provided by operations. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We are continuing to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to shareholders. On July 1, 2019, we acquired substantially all of the assets of AdParlor Holdings, Inc. and certain affiliates for $7.3 million in cash using cash on hand and a $2.4 million promissory note to the sellers. See Note 14, Business Acquisition, in the Notes to Consolidated Financial Statements.

On March 26, 2018, in connection with the Spin-off of Red Violet, we refinanced and fully repaid the existing Term Loans and the Promissory Notes of an aggregate amount of $67.1 million with the Refinanced Term Loan in the amount of $70.0 million. As of September 30, 2019, the Refinanced Term Loan has an outstanding principal balance of $57.2 million and matures on March 26, 2023. The Credit Agreement, along with the related Amendment No. 6 governing the Refinanced Term Loan and subsequent amendments, contain restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants and prepayment penalties in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our shareholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs.

The Refinanced Term Loan is guaranteed by us and our direct and indirect subsidiaries and is secured by substantially all of our assets and those of our direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of either, at Fluent's option, (a) LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate (generally equivalent to the U.S. prime rate) plus 6.0% per annum, payable in cash. Principal amortization of the Refinanced Term Loan is $0.9 million per quarter, commencing with the fiscal quarter ended September 30, 2018. The Refinanced Term Loan matures on March 26, 2023.

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ended September 30, 2018. While we were in compliance with the financial and other covenants at September 30, 2019, we cannot assure that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain prepayment provisions, including mandatory quarterly prepayments of the Refinanced Term Loan with a portion of our excess cash flow and prepayment penalties if we prepay the Refinanced Term Loan before the fourth anniversary of Amendment No. 6. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants and mandatory quarterly prepayment provisions and prepayment penalties could impair our ability to expand or pursue our business strategies or obtain additional funding.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We periodically evaluate our estimates, including those related to revenue recognition, allowance for doubtful receivables, lease commitments, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended September 30, 2019, the Company determined that its declining operating results, along with a decline in the market value of its publicly traded stock, constituted a triggering event. As such, the Company conducted an interim test of the fair value of its goodwill for potential impairment. Based on the results of this interim impairment test, which used a combination of income and market approaches to determine the fair value of the Fluent reporting unit, the Company concluded that, as of September 30, 2019, its goodwill was not impaired. The results of its interim impairment test indicated that the estimated fair value of the reporting unit exceeded its carrying value by approximately 12%. The Company believes that the assumptions utilized in its interim impairment testing, including the determination of an appropriate discount rate of 12.5%, long-term profitability growth projections, and estimated future cash flows, are reasonable. The risk of future impairment of its $159.8 million of goodwill exists if actual results; such as lower than expected revenue, profitability, cash flows, market multiples, discount rates and control premiums, differ from the assumptions used in the Company's interim impairment test. In addition, a sustained decline in the market value of its publicly traded stock could impact the Company’s fair value assessment.

For additional information, please refer to our 2018 Form 10-K. There have been no additional material changes to Critical Accounting Policies and Estimates disclosed in the 2018 Form 10-K.

Recently issued accounting and adopted standards

See Note 1(b), "Recently issued and adopted accounting standards," in the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2019. As described below and as previously reported in our 2018 Form 10-K, in connection with management’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weakness in our internal control over financial reporting as of December 31, 2018, which is in the process of being remediated as of September 30, 2019.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes to our internal control over financial reporting during this quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2019, we acquired substantially all of the assets of AdParlor Holdings, LLC and certain of its affiliates, as described in Note 14, Business Acquisition. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of September 30, 2019 did not include an assessment of those disclosure controls and procedures that are subsumed by internal control over financial reporting as it relates to the AdParlor Acquisition. We will continue the process of implementing internal controls over financial reporting for the AdParlor business. As of September 30, 2019, assets excluded from management's assessment totaled $23 million and contributed less than 3% of revenue to our consolidated financial statements for the three and nine months ended September 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 8, 2019, Fluent, LLC entered into Amendment No. 9 to Credit Agreement (the “Amendment”), among Fluent, LLC, as Borrower, the Company, certain subsidiaries of the Company party thereto, the financial institutions party thereto, as lenders, and Whitehorse Finance, Inc., as Administrative Agent, amending the term loan facility originally dated as of December 8, 2015. The Amendment, among other things, modified certain financial covenants of the Company and increased the interest rate by 0.50% during any period when the total leverage ratio (as defined in the Credit Agreement) exceeds 2.5.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation	8-K	001-37893	3.2	3/26/2015
3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	4/16/2018
3.3	Amended and Restated Bylaws.	8-K	001-37893	3.2	2/19/2019
4.1	Form of Common Stock Certificate.	8-K	001-37893	4.1	4/16/2018
10.1	Amendment No. 9 to Credit Agreement					X
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

Fluent, Inc.

November 12, 2019	By:	/s/ Alexander Mandel
Alexander Mandel
Chief Financial Officer
(Principal Financial and Accounting Officer)