Form 10-K
period 2019-12-31
Fluent, Inc.
filed 2020-03-13
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37893

FLUENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0688094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Vesey Street, 9th Floor

New York, New York 10282

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (646) 669-7272

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0005 par value per share	FLNT	The NASDAQ Stock Market LLC

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

On June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was approximately $228.6 million.

The number of shares outstanding of the registrant’s common stock, as of March 10, 2020, was 75,901,582.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as "expects," "plans," "projects," "will," "may," "anticipates," "believes," "should," "intends," "estimates," and other words of similar meaning.

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

ii

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), which are incorporated herein by this reference.

Company Overview

Fluent, Inc. (“we,” “us,” “our,” “Fluent,” or the “Company”), a Delaware corporation, is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which in 2019 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Financial Products & Services, Media & Entertainment, Health & Wellness, Staffing & Recruitment and Retail & Consumer.

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

Once users have registered with our sites, we integrate proprietary direct marketing technologies and analytics to engage them with surveys, polls and other experiences, through which we learn about their lifestyles, preferences and purchasing histories. Based on these insights, we serve targeted, relevant offers to them on behalf of our clients. As new users register and engage with our sites and existing registrants re-engage, we believe the enrichment of our database expands our addressable client base and improves the effectiveness of our performance-based campaigns.

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have permission to contact the majority of users in our database through multiple channels, such as email, home address, telephone, push notifications and SMS text messaging. We leverage our data primarily to serve advertisements that we believe will be relevant to users based on the information they provide. We have also begun to leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising.

For the years ended December 31, 2019 and 2018, we recognized revenue of $281.7 million and $250.3 million, net loss from continuing operations of $1.7 million and net income from continuing operations of $3.2 million, and adjusted EBITDA of $34.7 million and $44.1 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net (loss) income from continuing operations, the most directly comparable financial measure based on accounting principles generally accepted in the United States ("US GAAP"), adding back income taxes, interest expense, depreciation and amortization, share-based compensation expense, and other adjustments. See our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this 2019 Form 10-K, and for further discussion and analysis of our results of operations, including a reconciliation of adjusted EBITDA from net (loss) income from continuing operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Market Opportunity

According to eMarketer, aggregate spending on digital media is estimated to have overtaken aggregate spending on offline media in the U.S. for the first time in 2019. Industry spending on digital media is projected by eMarketer to have exceeded $129 billion in 2019, representing approximately 54% of total media spend in the U.S., and to grow at a compound annual rate of 13.2% through 2022. Of this total media spend, the predominant component is expected to represent media spend on mobile platforms, which is also anticipated to represent the fastest growing segment of U.S. media spend from 2019 through 2022, according to eMarketer. Further, according to the Interactive Advertising Bureau (“IAB”), performance-based advertising is the predominant industry pricing model, accounting for 62% of total U.S. digital advertising spending in the first half of 2019.

According to the Winterbury Group, marketers spent nearly $22 billion on data and related services and solutions in 2019 in the U.S., with the amount spent on digital data and services up approximately 14% over 2018 and exceeding amounts spent on traditional terrestrial data. Further, marketers are increasing their focus and spend on recognizing consumer identities and tracking consumer behaviors across channels and devices, rather than simply targeting their advertising based on anonymized online behaviors.

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

Our Offerings and Solutions

We primarily provide performance marketing solutions to our clients based on their desired outcomes, or specific actions in their marketing funnels, including submission of a registration form, app installation or a completed transaction. As such, we believe our solutions are well-aligned with the needs and objectives of our clients, providing measurability, scalability and flexibility. In addition, by using the data consumers provide about themselves when registering on our sites, our advertiser clients are able to reach the precise audiences they are targeting through the modes of contact these consumers prefer and at the times they are most receptive to being contacted.

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

Consumer Data

For clients who prefer to contact consumers through means such as direct mail, email, telephone, messaging and other channels by which they can operate or manage a campaign, we generally transmit contact information for consumers who meet certain qualifications dictated by the client. We generate revenue through the delivery of qualifying data and through certain performance-based triggers that may be met based upon the client’s subsequent efforts to contact and market to such consumers.

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

Social Media Campaigns

Through our acquisition of substantially all of the assets of AdParlor Holdings, Inc., a provider of digital advertising solutions, including social media buying, on July 1, 2019 (the “AdParlor Acquisition”), we now offer clients a sophisticated suite of social media strategy, planning and buying, along with highly tailored creative services.

Our Competitive Strengths

We believe our competitive strengths will continue to enable us to provide a compelling value proposition to our clients and drive differentiation of our offerings in the marketplace.

Scale and Ingenuity in Purchasing Media - Our ability to effectively access, at scale, channels and sources of media that supply consumer traffic to our media properties and those of our clients has been critical to our growth. Since our inception, we have deployed approximately $1 billion in media spend. Our team has gained knowledge and experience that we believe enable us to generate higher levels of profitability from given media sources, thereby enabling us to acquire media more competitively than others. This capability allows us to run thousands of campaigns simultaneously and cost-effectively for our clients, at acceptable media costs and margins to us.

Proprietary and Innovative Technology Platform - We believe our internally developed technology platform is unique in the industry, having been purpose-built for performance marketing and developed with a mobile-first user experience in mind, since our founding in 2010. Our platform deploys proprietary machine-learning capabilities to build upon our experience with various promotional offers, consumer segments and advertisers, through which we continuously optimize our digital marketing campaigns.

Unique and Extensive Database of First-Party Consumer Information - We attract a substantial volume of consumers to our owned media properties on a daily basis and collect significant demographic, behavioral and other data as they engage with our direct marketing experiences. This data is utilized in real-time, as consumers respond to dynamically populated survey questions, thereby enabling intelligently targeted ads to be served in response. This data is also stored and analyzed and can be further enhanced as consumers return to our sites and declare and exhibit additional preferences and behaviors through additional surveying, allowing for the development of deeper insights and additional monetization opportunities.

Sales and Marketing

We generate new client sales primarily through our in-house sales team. We service established clients through our in-house account managers, who seek to optimize results for and expand our business with these clients.

Our Competition

Our traditional competitors have been digital marketing and database marketing services providers, online and traditional media companies, and advertising agencies. We believe the competitive landscape is changing and becoming more complex. We believe our data and our ad serving and customer acquisition technologies enable our clients to better target, engage, qualify and communicate with relevant consumers, in a more profitable manner than our competitors.

Some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base.

Concentration

We have an extensive list of clients across a wide range of industries. For the years ended December 31, 2019 and 2018, there was no individual advertiser that accounted for more than 10% of the consolidated revenue or accounts receivable, net of the Company.

Additionally, as of December 31, 2019 and 2018, there was no individual third-party publisher through which we generated more than 10% of the Company’s consolidated revenue.

Corporate History

On March 20, 2015, the entity now known as Fluent, Inc. was incorporated in Delaware under the name Tiger Media, Inc. On April 30, 2015, Tiger Media, Inc. changed its name to IDI, Inc.

On December 9, 2015, IDI, Inc. completed the acquisition of Fluent, Inc., which merged into a wholly owned subsidiary of IDI, Inc. and continued as the surviving company under the name Fluent, LLC. IDI, Inc. changed its name to Cogint, Inc. on September 26, 2016.

On March 26, 2018, Cogint, Inc. completed a spin-off (the "Spin-off") of its risk management business by way of a pro rata distribution of all the shares of common stock of its wholly-owned subsidiary, Red Violet, Inc. ("Red Violet"), to its stockholders of record as of March 19, 2018 (the "Record Date") and certain warrant holders.

Following the Spin-off, Cogint, Inc.’s common stock continued trading on The NASDAQ Stock Market ("NASDAQ"), and Red Violet became an independent public company, which owns all of the subsidiaries that previously operated Cogint, Inc.'s risk management business.

On April 16, 2018, Cogint, Inc. changed its name to Fluent, Inc., and its common stock continued trading on NASDAQ under the ticker symbol "FLNT."

Our Intellectual Property

We rely on patent, trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our intellectual property rights. We have filed a patent application on our ad serving and lead generation system and also avail ourselves of applicable trade secret and unfair competition laws to protect our proprietary technology. With respect to our trademarks, we maintain a portfolio of perpetual common law and federally registered trademark rights across several brands and domains relating to our business units, products, services and solutions. We claim copyright protection in our original content that is published on our websites and included in our marketing materials.

Regulatory Matters

Our business is subject to a significant number of federal, state, local and international laws, rules and regulations applicable to online advertising, commercial email marketing, telemarketing and text messaging, including, the Federal Trade Commission Act (the “FTC Act”), the Telephone Consumer Protection Act (“TCPA”), the California Consumer Privacy Act (the "CCPA"), the General Data Privacy Regulation (the “GDPR”), the Do Not Call Implementation Act, the CAN SPAM Act of 2003 (“CAN-SPAM Act”), the Telemarketing Sales Rule (“TSR”), the California Business & Professions Code § 17529 (the “California Anti- Spam Act”) and the Children's Online Privacy Protection Act ("COPPA"). We are also subject to laws, rules and regulations regarding data collection, privacy and data security, sweepstakes and promotions, intellectual property ownership and infringement, and taxation, among others. Some of our clients operate in regulated industries, such as financial services, credit repair, consumer and mortgage lending, healthcare and medical services and secondary education, and, to the extent applicable, we must comply with the laws, rules and regulations applicable to marketing activities in those industries.

These laws, rules and regulations, which generally are designed to prevent deceptive practices in advertising, online marketing and telemarketing, protect individual privacy rights and prevent the misuse and unauthorized disclosure of personal information, are complex, change frequently and have tended to become more stringent over time. In addition, the application and interpretation of these laws, rules and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate.

Our Employees

As of December 31, 2019, we had 192 employees, of which 188 were full-time employees. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement with us. We have not experienced any work stoppages and we believe that we have an excellent relationship with our employees. Competition in the recruiting of personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Available Information

Fluent’s principal executive offices are located at 300 Vesey Street, 9th Floor, New York, New York 10282, and our telephone number is (646) 669-7272. Our internet website is www.fluentco.com. The website address provided in this 2019 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2019 Form 10-K and is not incorporated by reference in this 2019 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations website at http://investors.fluentco.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2019 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Risks Relating to Our Business

Our business is subject to a significant number of governmental laws and regulations. Compliance with these laws and regulations may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and failure to comply with them could subject us to civil or criminal penalties or other liabilities.

Our businesses are subject to regulation under the FTC Act, TCPA, CCPA, Do Not Call Implementation Act, CAN-SPAM Act, TSR, the California Anti-Spam Act, COPPA, and other federal, state and local laws and regulations. These laws and regulations, which generally are designed to prevent deceptive practices in advertising, online marketing and telemarketing; protect the privacy of the public; and prevent the misuse of personal information available in the marketplace are complex, change frequently and have tended to become more stringent over time. We incur significant expenses in our attempt to ensure compliance with these laws and successfully defend ourselves in litigation.

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

•	changes in the regulatory environment on the interpretation and/or enforcement of laws and regulations that govern online advertising, promotional, telemarketing and text messaging marketing practices;

•	changes in cultural and consumer attitudes in favor of further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;

•	our failure or the failure of our third-party publishers, service providers or clients to comply with laws or regulations, where mutual compliance is required;

•	failure of our solutions to comply with current laws and regulations; and

•	failure of our solutions to adapt to changes in the regulatory environment in an efficient, cost-effective manner.

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

We supply data to call center clients for telemarketing campaigns and manage text messaging campaigns, both of which may subject us or our clients to claims under the TCPA and TSR. In recent years, the TCPA has become a fertile source for both individual and class action lawsuits and regulatory actions. Although we have not experienced material losses from TCPA claims to this point, we have expended considerable resources to comply with the TCPA and defend ourselves against legal claims, in addition to costs to insure against TCPA-related claims. Changes in the interpretation of the TSR may adversely impact our telemarketing clients and our text messaging campaigns. Our failure to adhere to or successfully implement appropriate processes and procedures in response to and to defend against TCPA- and TSR-related claims could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Any negative outcomes from regulatory actions or litigation or claims, including monetary penalties or damages, could have a material adverse effect on our business, financial condition, results of operations and reputation.

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

The trend towards enhanced regulation and personal rights applicable to the collection, use, storage and sharing of personal information has accelerated. California enacted the CCPA, which took effect on January 1, 2020 and establishes requirements for businesses who collect and sell personal information ("PI") and grants individual rights with respect to their PI. The CCPA requires, among other things, notice of collection of PI before it is collected, notice of the right to opt-out from the sale of PI on the webpage where the PI is collected, the right to request the deletion of PI collected when a California consumer files a verifiable request, the right to know the PI a business has collected from a consumer and sold upon receipt of a verified request. California currently does not have a private right of action, other than for data breaches. There are many aspects of the CCPA that are unclear and in a state of flux. While we have taken remediation steps including engaging a third party to assist in tracking and processing consumer privacy requests, it is difficult to ensure that we are in compliance with the CCPA or whether the CCPA will be interpreted in a way that requires us to further change our current compliance efforts in this regard. Nevada has also adopted a law that permits its residents to request that their PI not be sold. Because of the volume of user registrations on our owned-and-operated websites, we may have a large number of users requesting to exercise their privacy rights. While we are working expeditiously to build out systems and processes to handle these requests, we have devoted significant resources to do so and expect to incur additional costs to respond to user privacy requests, which may adversely affect our results.

Currently, there are bills pending in at least a dozen states that deal with data privacy. Some of the laws impose rules relating to data privacy similar to the CCPA and/or the GDPR, while some are narrower in scope. Some of the proposed laws include a private right of action to enforce noncompliance, which, if enacted, would expose us to potential litigation and claims. If some or all of the proposed privacy laws are enacted, it will be extremely difficult and expensive to comply, and there can be no assurance that we will be able to do so or that the costs of compliance will not be prohibitively expensive, either of which could have a material adverse effect on our business and results of operations.

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

The GDPR adopted by the European Union (“EU”), which took effect on May 25, 2018, as well as other regulatory and legal developments, are imposing new requirements and restrictions on entities involved in the collection, use and storage of personal information outside of the U.S. These changes could increase our costs or impact our ability to collect personal information and generate revenue from our international operations.

The GDPR imposes new requirements on entities and grants individuals new rights in connection with the collection, use and storage of the PI of EU residents. Many of these new requirements are more restrictive than those under existing U.S. law, and the individual rights granted by the GDPR are more expansive than the rights typically granted to U.S. residents, although the CCPA grants consumers similar rights with respect to their PI. For example, under the GDPR, an EU resident must affirmatively opt-in to receive email marketing (unless there is another basis to send the individual email marketing, as expressly permitted under the GDPR), while U.S. residents can be sent commercial email unless and until they opt-out. The GDPR also grants EU residents the rights: (a) to be forgotten, which entails the right to have their personal data removed from an entity’s database (as well as the databases of all third parties that received the personal data from that entity); (b) to modify their collected personal data; (c) to restrict use of their collected personal data; and (d) to “data portability,” which entails the right to request that personal data collected be provided to the individual in a machine-readable, usable format. We must devote sufficient resources to comply with user requests under the GDPR on a timely basis.

Further, the UK's departure from the EU on January 31, 2020 with a transition period through December 31, 2020 has created uncertainty with regard to data protection regulation in the UK. During this transition period, the GDPR will continue to apply to the UK. Our websites available to UK residents have been designed to comply with the GDPR. After the transition period, GDPR is intended to be incorporated into UK law, but those negotiations are evolving and ongoing. So while the impact to data protection laws and transfers during this transition period is minimal, we do not know for certain whether GDPR will in fact be converted to UK law after the transition or whether an adequacy decision will be made for the UK. Therefore, in the long-term, it is uncertain how the UK’s withdrawal from the EU will impact UK data protection laws or regulations and how data transfers to and from the UK will be regulated. After the transition period, we may need to evaluate existing agreements and potentially update or renegotiate them. We may also need to review and update notices and appoint additional representatives. The fines for failing to comply with the GDPR are significant and the potential ways that the GDPR could be applied to a business such as ours are uncertain. There can be no assurance that we will be able to maintain these websites in compliance with the GDPR. Additionally, if we expand into additional international markets, we may be subject to additional data protection laws.

In addition, some of our advertiser clients have required that the personal information we deliver to them be collected and maintained in compliance with the GDPR for our U.S. operations. While we do not believe that the GDPR applies to our U.S. operations, if we are incorrect or we are contractually required to comply with the GDPR in the U.S., that could increase our costs and expenses associated with providing advertising services.

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to safeguard such data and user privacy could damage our reputation and brand and harm our business and results of operations.

The user profiles in our database contain user information such as name, age, personal address, phone number, email address and responses to survey questions. Our ability to provide services using that information is critical, and a breach of the security measures on our systems or on those of our third-party vendors could result in the misappropriation of either our proprietary information or the personal information of users that we collect, or the interruption or breakdown of our operations. Although we have physical and cyber security controls and associated procedures, we cannot guarantee that our websites, database and information technology systems, and those of our third-party service providers, will be free of security breaches, computer malware or viruses, phishing impersonation attacks, misplaced or lost data, programming and/or human errors, ransomware and similar incidents or disruptions from unauthorized use of our database and systems. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by users, or any interruptions, delays or website shutdowns, could harm our reputation and brand and expose us to a risk of litigation and possible liability, any of which could harm our business, financial condition and results of operations.

Our business is largely dependent on consumer-facing websites, which could become inaccessible due to service interruptions or subject to hacking or computer attacks. If our or our third-party publishers' websites are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not return as often in the future, or at all. As we grow and obtain more visibility, we may become more vulnerable to these types of attacks. Our internal network and systems, including our email, messaging, business records and databases, may be subject to phishing attacks, theft and other intrusions, including ransomware attacks. Despite our implementation of security measures, techniques used to obtain unauthorized access, disable or degrade service, or sabotage networks continue to evolve in sophistication and volume and may not be recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures. Because our websites, database and systems are critical to our success, if an actual or perceived breach were to occur or if our websites or systems were to otherwise cease to function properly, our operations could be adversely affected, our advertiser clients and users could lose confidence and trust in us, and we could lose revenue or proprietary information, any of which could materially adversely affect our business.

We expend significant capital and other resources to protect against such threats or to remediate problems that could be caused by security breaches. Additionally, any server interruptions, breakdowns or system failures, including failures which may be attributable to events within our control, could increase our future operating costs and cause us to lose business or inhibit our ability to operate our business. We maintain insurance policies covering losses relating to our network systems, business continuities or other cybersecurity liabilities. However, these policies may not cover the cost of any claims. Any disruptions in our systems, whether caused by hacking or otherwise, could have a material adverse effect on our future results.

In the event of unauthorized access or cyber-attacks, the integrity of our data may be affected. Security and privacy concerns, any actual or perceived unauthorized release of user information or any of the other issues described above could adversely affect our ability to maintain engagement of existing users or attract new users, cause users to resist providing the personal information necessary to our business, cause existing advertiser clients to cease doing business with us, impede our ability to operate our business or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business, financial condition and results of operations.

The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our clients or competitors are involved could distract management, increase our expenses or subject us to significant monetary damages or restrictions on our ability to do business.

Due to the complex regulatory scheme in which we operate and the heightened scrutiny on our business, legal proceedings arise periodically in the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal (e.g., the Federal Trade Commission ("FTC")) or state (e.g., state attorneys general) authorities.

On January 28, 2020, we received a Civil Investigative Demand (“CID”) from the FTC regarding compliance with the FTC Act or the TSR, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security.  We have been fully cooperating with the FTC and we are responding to the CID.  At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to our business, results of operations or financial position. See, Item 3. Legal Proceedings.

Regardless of whether any current or future claims in which we are involved have merit, or whether we are ultimately held liable or subject to payment of damages, such investigations and claims may be expensive to defend and may divert management’s time away from our operations.

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

Our future success depends, in part, on our ability to attract and retain key personnel, including Ryan Schulke, our Chief Executive Officer, Matthew Conlin, our President, and other key employees in all areas of our organization, each of whom is important to the management of certain aspects of our business and operations and the development of our strategic direction, and each of whom may be difficult to replace. We carry “key man” life insurance policies on Mr. Schulke and Mr. Conlin in the amounts of $10.0 million and $15.0 million, respectively, the beneficiary of which is HIG Whitehorse, the holder of our $70.0 million term loan pursuant to the Credit Agreement dated December 8, 2015, (as amended, the “Credit Agreement”). The loss of the services of these key individuals and the process to replace these individuals could involve significant time and expense and could significantly delay or prevent the achievement of our business objectives.

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

Moreover, there is substantial competition for web traffic among both established media buyers and smaller operators, and we expect this competition to continue to increase, given the limited barriers to entry into the market. Additionally, if we expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different media, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Major internet search engine operators, such as Google, Yahoo! and Microsoft, as well as social media platforms, such as Facebook, Snapchat and Instagram, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide them significant competitive advantages. Past and possible future consolidation of online advertising networks has led to and could lead to further concentration of desirable inventory on websites or networks owned by a small number of persons or entities, which could affect pricing and availability of media inventory and web traffic available to us. Furthermore, many of our current and potential competitors enjoy other competitive advantages over us, such as longer operating histories, larger client bases, greater access to media inventory on high-traffic websites, and greater financial, technical and marketing resources. We cannot provide any assurance that we will be able to compete effectively against these competitors in order to acquire media inventory that meets our performance, price and quality requirements. If we are not able to do so, our business and results of operations could be adversely affected.

Our business could be harmed if we or our third-party publishers are unable to contact users through specific channels.

We and our third-party publishers use email, text messages, push notifications, telephone calls and social media, among other channels, to reach users for marketing purposes. The laws, rules and regulations governing such usage continue to evolve, and changes in technology, the marketplace, or consumer preferences may lead to the adoption of additional laws, rules or regulations or changes in the interpretation of existing laws, rules or regulations. If new laws, rules or regulations are adopted or existing laws and regulations are interpreted or enforced to impose additional restrictions on our ability to use email, text messages, push notifications or social media to contact users, or engage in telemarketing, we may not be able to communicate with users in a cost-effective manner.

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

In addition, telephone carriers may block or put consumer warnings on calls originating from call centers. With a heightened aversion to robocalling, consumers increasingly screen their incoming emails and telephone calls, including by using such tools and warnings, and therefore it is possible that users may not reliably receive our emails or telephone messages. If we are unable to contact users effectively by email or telephone as a result of legislation, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

Additionally, as we expand our usage of text messaging and push notifications to contact users, we become more dependent on third-party providers that control the dissemination and deliverability of such communications. These third-party providers may block text messages or shut down our text message service providers' ability to send text messages. These third parties may include mobile operating systems, internet service providers, wireless carriers and internet browsers, each of which may have its own guidelines on acceptable content. These guidelines are subject to change, which could restrict our ability to send text messages on behalf of our advertisers and/or re-engage mobile users, leading our results of operations to be adversely affected.

Third-party publishers or vendors may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients.

We generate a significant portion of our web visitors from online media that we purchase from third-party publishers. While we actively monitor our publishers’ activities, we cannot police all such behavior. Any activity by third-party publishers that clients view as potentially damaging to their brands, whether or not permitted by our contracts with our clients, could harm our relationships with such clients, in which instance they may refuse to pay or terminate their relationships with us, resulting in a loss of revenue. Additionally, when we cease working with third-party publishers who engage in inappropriate practices, we may be unable to quickly find alternative supply at an acceptable price.

We may also face liability for any failure of our third-party publishers or vendors to comply with legal and regulatory requirements. Users or clients may complain about the content of publisher ads or the methods by which ads are delivered by third-party publishers, which may expose us to lawsuits and regulatory scrutiny. Despite our efforts to monitor and deter unauthorized or unlawful actions by these third-party publishers, and to contractually limit our liability in such instances, it is possible that we could be seen as responsible for this behavior. As a result, we could experience significant reputational harm and/or become subject to costly litigation, which, if we are unsuccessful in defending, could lead us to incur damages for the unauthorized or unlawful acts of third-party publishers or vendors.

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

Mobile devices are increasingly becoming the primary means by which people access the internet. While we design and build our websites with a “mobile first” approach, we will need to ensure our websites continue to attract and engage users as they continue to shift their online interactions from desktop computers to smartphones, tablets and other next-generation platforms and devices. Mobile users have a more finite experience with our websites than desktop or laptop users, and there is a greater chance of interruption, which means we have a shorter timeframe in which to engage them. Additionally, the functionality and user experience associated with some mobile devices, as a result of smaller screen sizes, may make the use of our websites through such devices more difficult than through a desktop or laptop computer. Moreover, the vast majority of consumers' time accessing content on mobile devices is through mobile applications, rather than internet browsers. At this time, mobile applications are not a primary driver of our business, which could place us at a disadvantage in the marketplace. If we fail to effectively engage these users, our business and results of operations may be adversely affected. In addition, if our technology systems do not function as designed, we may experience a loss of confidence, data security breaches or lost sales, which could adversely affect our reputation and results of operations.

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

We utilize numerous third-party service providers in our operations, and a failure by a third-party service provider could expose us to an inability to operate our websites, connect our advertiser clients with users, provide online marketing and advertising services or track the performance and results of our online marketing activities. As with all software and web applications and systems, there may be, from time to time, technical malfunctions that arise with some of these third-party providers. It is possible that to remedy any such situation would require substantial time, resources and technical knowledge that we may not have or be able to acquire in a timely fashion. Additionally, some of these third-party service providers may face financial instability, which could lead to extended periods in which their platforms or applications are unavailable or fail to accurately track or account for online activity. If any of these platforms or applications goes down for an extended period of time, it is possible that we may lose clients and/or incur significant costs to either internalize some of these services or find suitable alternatives, which could have a material adverse effect on our business or results of operations.

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

Our future success depends in part on the efficient performance of our ad serving and lead generation systems and technology infrastructure. As the number of websites and internet users and the amount of data collected increases, our technology infrastructure may not be able to meet the increased demand. Moreover, our database of consumer information may not be able to accommodate users' exercise of their privacy rights under new data privacy laws such as the CCPA and the GDPR in a way that is cost-effective for our business. Unexpected constraints on our technology infrastructure could lead to slower website response times or system failures and adversely affect the availability of websites and the level of user responses received, which could result in the loss of clients or revenue or have a material adverse effect on our business and/or results of operations.

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

As we continue to grow our business, we may acquire additional businesses or personnel, which could divert our management’s attention, disrupt our operations or otherwise subject us to risks inherent in identifying, acquiring and operating newly acquired business units.

As we continue to grow our business, we may, in the future, determine to do so through the acquisition of additional business units and personnel that we believe could complement or expand our current business or offer growth opportunities. We may experience difficulties in identifying potential acquisition candidates that complement our current business at appropriate prices, or at all. We cannot assure you that our acquisition strategy will be successful. We may spend significant management time and resources in analyzing and negotiating acquisitions or investments that are not consummated or cannot be implemented successfully. Furthermore, the ongoing process of integrating an acquired business unit or personnel is distracting, time-consuming, expensive and requires continuous optimization and allocation of resources, which could disrupt our operations.

During the second half of 2018 and first half of 2019, we made significant investments in the growth of the Fluent business. We added personnel at all levels, including at experienced senior management positions, as we steered towards enabling growth into adjacent markets by leveraging our core more strategically. In order to maintain discipline around the resources invested, in the third quarter of 2019, we scaled back on certain ventures that were not achieving key performance milestones and made associated reductions in our work force.

On July 1, 2019, we completed the AdParlor Acquisition, in which we added approximately 45 employees in Toronto, Canada and Kansas City, Missouri. While we believe AdParlor’s business has strategic and growth potential for Fluent, the integration of the AdParlor business and its employees has required, and will continue to require, a significant investment of the time and resources of Fluent’s management team.

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

We derive substantially all of our revenue from digital marketing services, which is an industry that has undergone rapid and significant changes in its relatively short history, and which is characterized by rapidly-changing internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing user and client demands. Our future success depends on our ability to effectively respond to the rapidly changing needs of our clients, as well as competitive technological developments and industry changes by developing or introducing new and enhanced solutions on a timely basis. As a result of this continual evolution, we face risks and uncertainties such as:

•	the rapidly evolving industry;

•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting our, our third-party publishers’, and our clients’ businesses;

•	our dependence on the availability and affordability of quality media from third-party publishers;

•	our ability to compete in our industry;

•	our ability to manage cybersecurity risks and costs associated with maintaining a robust security infrastructure;

•	our ability to maintain and expand existing client relationships;

•	our ability to develop new services, enhancements and features to meet new demands from our clients;

•	our ability to maintain user interaction with our owned-and-operated websites on mobile devices; and

•	our ability to comply with and avoid regulatory scrutiny in a rapidly evolving legal and regulatory environment.

If we are unable to address these risks, our business, financial condition and results of operations may be adversely affected.

Our success depends in part upon our ability to enhance and adapt our products and services to address the evolving needs of our clients and keep pace with rapidly changing technologies.

The digital media and marketing industry is characterized by rapidly changing standards and technologies, frequent new product and service introductions, and changing user and client demands. As our clients’ needs evolve, we will need to continue to enhance our services and solutions to address these needs in order to maintain these relationships. We have invested in developing new products, markets, services and technologies and expanded our work force to meet the needs of our clients and continue our revenue growth. However, based on our experience, new websites, products and services may be less predictable and have lower margins than more established websites, products and services. Further, we may not be able to develop and bring new products and services to market in a timely manner, or at all. The time, expense and effort associated with developing and offering new and enhanced products and services may be greater than anticipated. If we are unsuccessful in enhancing our websites, products and services, we may fail to maintain our profitability, attract new clients or grow our revenue. Moreover, if we are unable to develop and bring to market additional products and services, and enhancements thereto, in a timely manner, or at all, we could lose market share to competitors who are able to offer such new products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success will depend in part on our ability to successfully adapt to our clients’ needs and the rapidly changing digital media formats and other technologies. If we fail to adapt successfully or as quickly as our competitors, it could damage our reputation and our relationships with our clients, which could have a material adverse effect on our business and results of operations.

Unfavorable publicity and negative public perception about our industry may damage our reputation, which could harm our business, financial condition and results of operations.

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding online marketing, advertising, telecommunications and privacy matters, particularly as they relate to individual privacy interests. Certain other companies within our industry may engage in activities that others may view as unlawful or inappropriate. These activities by third parties, including our competitors, or even companies in other data-focused industries, may be seen as indicative of the behavior of our industry as a whole, which may thereby harm the reputation of all participants in our industry, including us. Additionally, as a large player in our niche of the industry, smaller competitors frequently design their websites to look like they are owned and operated by us. If these competitors engage in inappropriate activities, it can have a particularly damaging impact on our relationships with our users and/or clients.

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

Our top ten advertisers account for approximately 30% of our revenue, and the loss of one or more of our major clients could adversely affect our business, financial condition and results of operations.

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

In addition to variations in budgets from quarter to quarter, certain clients have budgets that start stronger at the beginning of quarterly or monthly periods, may reach limits during such periods and then may have needs to satisfy their performance objectives at the end of such periods. Beyond these budgetary constraints and buying patterns of clients, other factors affecting our business may include macroeconomic conditions affecting the digital media industry and the various market verticals we serve. Poor macroeconomic conditions could decrease our clients’ advertising spending and, thereby, have a material adverse effect on our business, financial condition and results of operations.

We are exposed to credit risk from and occasionally have payment disputes with our clients, and we may not be able to collect on amounts owed to us.

We may extend payment terms to our clients, which exposes us to risk of bad debt. In addition, many of our clients are thinly capitalized and pose credit risks, and we may have difficulty collecting on amounts owed to us. Some of our clients may challenge the determination of amounts we believe they owe or may refuse to pay because of performance-related claims. In these circumstances, we may have difficulty collecting on amounts we believe are owed.

A portion of our client business is sourced through advertising agencies and brokers. In many cases, agencies are not required to pay us unless and until they are paid by the underlying client. In addition, many agencies and brokers are thinly capitalized and have or may develop high-risk credit profiles. If an agency or broker becomes insolvent, or if an underlying client does not pay the agency or broker, we may be required to write off accounts receivable as bad debt.

Additionally, while we do not have significant concentration in one industry vertical, we do have exposure with respect to clients in particular verticals where there is a risk of tightening regulations or restrictions on sourcing consumer traffic. For example, if new regulations affect our clients such that their businesses are no longer viable, our clients may become insolvent or otherwise unable to pay amounts owed to us. In such circumstances, we may be exposed to risks of significant bad debt, which could have a material adverse effect on our results of operations.

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

We display original content and third-party content on our websites and in our marketing messages. As a result, we face potential liability based on a variety of theories, including deceptive advertising and copyright or trademark infringement. We believe that our use of any third-party brand names or marks falls within the “fair use” exception, but these third parties may disagree, and the laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis. We also create original content for our websites. While we do not believe that this content infringes on any third-party copyrights or other intellectual property rights, owners of competitive websites that present similar content may take the position that our content infringes on their intellectual property rights. We are also exposed to risk that content provided by third parties is inaccurate or misleading, and for material posted to our websites by users and other third parties. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. Although we maintain general liability and cyber/technology errors and omissions insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our business, financial condition and results of operations.

Our business and advertiser clients may be subject to sales and use tax and other taxes.

The application of sales and use tax, goods and services tax, business tax and gross receipt tax on our digital marketing/advertising services is complex and evolving. In general, sales of tangible personal property are subject to sales and use tax unless a specific exemption applies, while services generally are not subject to sales tax unless specifically enumerated. Advertising services are considered a service and are generally not subject to sales and use tax, except in a few states. Some states, including New York, impose a sales tax on “information services.” In New York, the sales tax explicitly excludes “advertising” services from sales and use tax; however, the line between non-enumerated services, excluded advertising services and taxable information services may, in practice, be unclear. Further complicating the determination of the sales taxability of services is the need to determine where the revenues from the services are sourced (i.e., where the service is rendered, where the service is consumed or where the information is accessed). Either or both of the origin jurisdiction’s or the destination jurisdiction’s laws may apply to a single transaction that spans two or more states.

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

We are a "smaller reporting company," as defined in the Securities Exchange Act of 1934, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "smaller reporting companies," including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a "smaller reporting company." We will remain a "smaller reporting company" while (i) the aggregate market value of our outstanding common stock held by non-affiliates (our "public float") as of the last business day of our most recently completed second fiscal quarter is less than $250 million, or (ii) if our annual revenue as of our most recently completed fiscal year is less than $100 million and we have (A) no public float, or (B) less than $700 million of public float as of the last business day of our most recently completed second fiscal quarter.

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

As described in Item 9A, “Controls and Procedures” of this 2019 Form 10-K, we concluded that our disclosure controls and procedures were not effective as of December 31, 2019 and that we had, as of such date, a material weakness in our internal control over financial reporting related to internal control deficiencies over the revenue recognition process; specifically, the aggregation of control deficiencies related to inadequate segregation of duties, significant deficiencies within the Company’s information technology general controls, and ineffective manual preventative and detective controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. This material weakness identified in Item 9A did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company. However, until the material weakness is remediated and our associated disclosure controls and procedures improved, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements.

With the oversight of management and the audit committee of the Company’s board of directors, we are actively taking the appropriate steps towards the remediation of the underlying causes of the material weakness described above. During the third quarter of 2019, we commenced configuration of our new enterprise resource planning ("ERP") system, NetSuite, with the first phase of our implementation completed on January 1, 2020. While the full integration of our internal revenue tracking platforms with NetSuite remains ongoing, we believe that once NetSuite is fully integrated, its automated processes will include controls that will render unnecessary the manual preventative and detective controls that were deemed inadequate at December 31, 2019. We will continue our implementation of NetSuite, including the design of appropriate automated processes and controls, and continue to monitor, evaluate and update, as necessary, our processes and controls during the post-implementation period for an appropriate period of time before concluding that the material weakness described above has been effectively remediated.

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

Unfavorable global economic conditions, including as a result of health and safety concerns, could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of the COVID-19 coronavirus. The most recent global financial crisis caused by the coronavirus resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand from our advertiser clients or delays in client payments.  A weak or declining economy could also strain our media supply channels.

Additionally, our business relies heavily on people, and adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business. While we do not anticipate any material impact to our business operations as a result of the coronavirus, in the event of a major disruption caused by the outbreak of pandemic diseases such as coronavirus, we may lose the services of a number of our employees or experience system interruptions, which could lead to diminishment of our regular business operations, inefficiencies and reputational harm. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business.

Risks Related to the Spin-off

Following the Spin-off, we face additional costs associated with being a standalone public company.

Prior to the Spin-off on March 26, 2018, Fluent and Red Violet shared certain elements of the corporate reporting structure, including many of the corporate governance and financial reporting functions. Because Fluent is now an independent company with a different management team, the corporate functions are no longer conducted or overseen at a separate corporate level. As a relatively new standalone public company, Fluent has developed its own policies, systems, processes and operations, which are well established, but will continue to require organizational changes and oversight in order to successfully complete our transition to a new standalone public company.

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

Prior to the Spin-off, the Company incurred operating losses and had negative cash flow from operations, despite positive financial results from what was then the performance marketing segment of our business. Since the Spin-off, we have generated net loss from continuing operations of $1.7 million and net income from continuing operations of $3.2  million in the fiscal years ended 2019 and 2018, respectively, and positive cash flow from continuing operations in both years. We may not be able to achieve some or all of the benefits that we expect to achieve as a stand-alone operating company or such benefits may be delayed or may not occur at all, in which case, we may not be able to continue to generate positive cash flow from operations in the future.

Under the separation agreement we entered into in connection with the Spin-off, we agreed to indemnify Red Violet for certain liabilities.

Under the separation agreement we entered into in connection with the Spin-off, Fluent agreed to indemnify Red Violet for certain liabilities. Although no such liabilities are known or anticipated, we cannot assure you that liabilities will not arise. If we have to indemnify Red Violet for unanticipated liabilities, the cost of such indemnification obligations may have a material adverse effect on our financial performance.

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

During 2018 and 2019 we issued 17,160,505 shares of our common stock in connection with acquisitions, vesting of awards made under our 2015 and 2018 Stock Incentive Plans (together, the "Plans"), and for other business purposes. Also, as of December 31, 2019, an additional 7,913,146 shares underlying awards issued under the Plans, outstanding warrants and other compensatory arrangements might vest and be delivered through 2024. The benefits derived by us from any future acquisition might not exceed the dilutive effect of the acquisition. Pursuant to the Plans, our board of directors has granted and may continue to grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards may have a dilutive effect on our common stock, which could cause our stock price to decline.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of December 31, 2019, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned and have the ability to exercise some voting control over, in the aggregate, approximately 49.2% of our outstanding shares of common stock on a fully diluted basis. As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, which might affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 300 Vesey Street, 9th Floor, New York, NY 10282, where we lease 42,685 rentable square feet of office space under an 84-month lease, effective November 2018. The recently acquired AdParlor business has an office in Toronto located at 1209 King St. West, Toronto, Ontario M6K 1G2, with 8,127 rentable square feet under a 60-month lease, effective July 2017, which was assumed by Fluent in connection with the AdParlor Acquisition.

We believe our present facilities are suitable and adequate for our current operating needs.

Item 3. Legal Proceedings.

Other than as disclosed below under "Certain Legal Matters," the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of such loss. We do not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated.

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

Certain Legal Matters

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. The Company has been fully cooperating with both the NY AG and the DOJ and is responding to the subpoenas. At this time, it is not possible to predict the ultimate outcome of either matter or the significance, if any, to our business, results of operations or financial position.

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax as information services. The Company disputed the Tax Department's position on several grounds and responded to the Tax Department outlining its position. On January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustment and met with Tax Department on March 4, 2020.  During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustment was based on transfers which were exempt resales or sourced outside of New York and renewed its challenge as to the taxability of its customer acquisition revenue. Based on the foregoing, the Company believes that it is probable that a sales tax liability may result from this matter, and currently estimates the range of any such liability to be between $0.7 million and $3.7 million and has accrued a liability at the low end of this range.

On January 28, 2020, the Company received a CID from the FTC regarding compliance with the FTC Act or the TSR, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security. The Company has been fully cooperating with the FTC and is responding to the CID. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to our business, results of operations or financial position.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The NASDAQ Global Market (“NASDAQ”) under the symbol “FLNT.” Prior to March 26, 2018, our common stock was listed on NASDAQ under the symbol “COGT.” As of March 10, 2020, there were 58 record holders of our common stock.

During our fiscal years ended December 31, 2019 and 2018, we paid no dividends and made no other distributions in respect of our common stock. We have no plans to pay any cash dividends or make any other cash distributions in the forseeable future. Our Credit Agreement prohibits us from paying dividends on our equity securities, other than dividends on common stock which accrue (but are not paid in cash) or are paid in kind, or dividends on preferred stock which accrue (but are not paid in cash) or are paid in kind.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this 2019 Form 10-K. The fiscal year financial information included in the table below is derived from our audited consolidated financial statements. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
(In thousands, except share and per share data)	2019	2018
Consolidated Statements of Operations:
Revenue	$281,684	$250,280
Income from operations	5,219	11,372
Net (loss) income from continuing operations	(1,747)	3,192
Net loss from discontinued operations	—	(21,124)
Net loss	$(1,747)	$(17,932)
Basic and diluted net (loss) income per share (1):
Continuing operations	$(0.02)	$0.04
Discontinued operations	$—	(0.28)
Net loss	$(0.02)	$(0.23)
Weighted average number of shares outstanding:
Basic and diluted	79,373,789	76,705,877

Consolidated Statements of Cash Flows:
Net cash provided by operating activities from continuing operations	$26,018	$29,319
Net cash used in operating activities from discontinued operations	$—	$(5,835)
Net cash provided by operating activities	$26,018	$23,484

(1)	Income (loss) per share tables may contain summation differences due to rounding.

	As of December 31,
(In thousands)	2019	2018
Balance sheets:
Total assets	$317,093	$293,269
Long-term debt, net	$44,098	$51,972
Total shareholders' equity	$210,937	$207,166

	Year Ended December 31,
(In thousands)	2019	2018
Net (loss) income from continuing operations	$(1,747)	$3,192
Income tax expense	74	46
Interest expense, net	6,892	8,134
Depreciation and amortization	13,940	13,174
Write-off of intangible assets	425	1,517
Share-based compensation	10,341	14,681
Acquisition-related costs	483	676
Restructuring and certain severance costs	1,956	2,591
Certain litigation and other related costs	2,135	46
One-time items	185	—
Adjusted EBITDA	$34,684	$44,057

See “Use and Reconciliation of Non-GAAP Financial Measures” set forth in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” for a discussion of our use of adjusted EBITDA.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K (“2019 Form 10-K”). This 2019 Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in the section titled "Cautionary Note Regarding Forward-Looking Statements" and in Part I, “Item 1A. Risk Factors” of this 2019 Form 10-K.

Overview

Fluent, Inc. is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which in 2019 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Financial Products & Services, Media & Entertainment, Health & Wellness, Staffing & Recruitment, and Retail & Consumer.

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

Once users have registered with our sites, we integrate proprietary direct marketing technologies and analytics to engage them with surveys, polls and other experiences, through which we learn about their lifestyles, preferences and purchasing histories. Based on these insights, we serve targeted, relevant offers to them on behalf of our clients. As new users register and engage with our sites and existing registrants re-engage, we believe the enrichment of our database expands our addressable client base and improves the effectiveness of our performance-based campaigns.

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have permission to contact the majority of users in our database through multiple channels, such as email, home address, telephone, push notifications and SMS text messaging. We leverage our data primarily to serve advertisements that we believe will be relevant to users based on the information they provide. We have also begun to leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising.

For the years ended December 31, 2019 and 2018, we recorded revenue of $281.7 million and $250.3 million, net loss from continuing operations of $1.7 million and net income from continuing operations of $3.2 million, and adjusted EBITDA of $34.7 million and $44.1 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net (loss) income from continuing operations, the most directly comparable financial measure based on US GAAP, adding back income taxes, interest expense, depreciation and amortization, share-based compensation expense, and other adjustments. See our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this 2019 Form 10-K, and for further discussion and analysis of our results of operations, including a reconciliation of adjusted EBITDA from net (loss) income from continuing operations, see "Non-US GAAP Financial Measures” and “Results of Operations” below.

Spin-off of Red Violet

On March 26, 2018, we completed the spin-off (the "Spin-off") of our risk management business by way of a pro rata distribution of all the shares of common stock of our wholly-owned subsidiary, Red Violet, Inc. ("Red Violet"), to our stockholders of record as of March 19, 2018 (the "Record Date") and certain warrant holders.

Following the Spin-off, our common stock continues trading on The NASDAQ Stock Market ("NASDAQ"), and Red Violet became an independent public company, owning and operating all of the subsidiaries which previously operated our risk management business.

In accordance with Accounting Standards Codification ("ASC") 205-20, "Discontinued Operations," the results of Red Violet are reflected in our consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the consolidated balance sheet, loss from discontinued operations in the consolidated statements of operations and cash activity from discontinued operations in the consolidated statements of cash flows.

Trends Affecting our Business

Development, Acquisition and Retention of High Quality Targeted Media

A key challenge for our business is identifying and accessing media sources that are of high quality and able to attract targeted users for our advertiser clients, at scale and in a cost-effective manner. In order to grow our business, we seek to find, develop and retain quality targeted media sources that meet these needs. Consolidation of media sources, changes in search engine and email and text message blocking algorithms and increased competition for available media have, during some periods, including during the second and third quarter of 2019, limited and may in the future limit our ability to generate revenue at acceptable margins. To offset this impact, we have sourced and continue to source new media suppliers, including strategic partnerships with other marketing and media companies, as well as developing our own media properties. We have also focused on growing our revenue from social media, mobile and email traffic sources.

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

In addition to variations in budgets from quarter to quarter, certain clients have budgets that start stronger at the beginning of quarterly or monthly periods, may reach limits during such periods and then may have needs to satisfy their performance objectives at the end of such periods. Beyond these budgetary constraints and buying patterns of clients, other factors affecting our business may include macroeconomic conditions affecting the digital media industry and the various client verticals we serve.

Definitions, Use and Reconciliation of Non-US GAAP Financial Measures

We report the following non-US GAAP measures:

Media margin is defined as revenue minus cost of revenue (exclusive of depreciation and amortization) attributable to variable costs paid for media and related expenses. Media margin is also presented as percentage of revenue.

Adjusted EBITDA is defined as net (loss) income from continuing operations, excluding (1) income tax expense, (2) interest expense, net, (3) depreciation and amortization, (4) write-off of intangible assets, (5) share-based compensation expense, (6) acquisition-related costs, (7) restructuring and certain severance costs, (8) certain litigation and other related costs, and (9) one-time items.

Adjusted net income is defined as net (loss) income from continuing operations, excluding (1) write-off of intangible assets, (2) share-based compensation expense, (3) acquisition-related costs, (4) restructuring and certain severance costs, (5) certain litigation and other related costs, and (6) one-time items. Adjusted net income is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from net (loss) income from continuing operations, which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
	2019	2018
Net (loss) income from continuing operations	$(1,747)	$3,192
Income tax expense	74	46
Interest expense, net	6,892	8,134
Spin-off transaction costs	—	7,708
Write-off of intangible assets	425	1,517
Depreciation and amortization	13,940	13,174
General and administrative	48,065	36,007
Product development	8,055	5,279
Sales and marketing	11,545	13,663
Non-media cost of revenue (1)	6,341	3,473
Media margin	$93,590	$92,193
Revenue	$281,684	$250,280
Media margin % of revenue	33.2%	36.8%

(1) Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net (loss) income from continuing operations, which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
	2019	2018
Net (loss) income from continuing operations	$(1,747)	$3,192
Income tax expense	74	46
Interest expense, net	6,892	8,134
Depreciation and amortization	13,940	13,174
Write-off of intangible assets	425	1,517
Share-based compensation	10,341	14,681
Acquisition-related costs	483	676
Restructuring and certain severance costs	1,956	2,591
Certain litigation and other related costs	2,135	46
One-time items	185	—
Adjusted EBITDA	$34,684	$44,057

Below is a reconciliation of adjusted net income and the related measure of adjusted net income per share from net (loss) income from continuing operations, which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
(In thousands, except share data)	2019	2018
Net (loss) income from continuing operations	$(1,747)	$3,192
Write-off of intangible assets	425	1,517
Share-based compensation	10,341	14,681
Acquisition-related costs	483	676
Restructuring and certain severance costs	1,956	2,591
Certain litigation and other related costs	2,135	46
One-time items	185	—
Adjusted net income	13,778	22,703
Adjusted net income per share:
Basic	$0.17	$0.30
Diluted	$0.17	$0.30
Adjusted weighted average number of shares outstanding:
Basic	79,373,789	76,705,877
Diluted	80,280,293	76,705,877

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

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under US GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain severance costs associated with department-specific reorganizations and certain litigation and other related costs associated with legal matters outside the ordinary course of business, including an accrual for a New York State sales and use tax dispute in the fourth quarter of 2019. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. Adjusted EBITDA for the year ended December 31, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other material adjustments for one-time items in the periods presented.

Adjusted net income, as defined above, and the related measure of adjusted net income per share exclude certain items that are recognized and recorded under US GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. Adjusted net income for the year ended December 31, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other material adjustments for one-time items in the periods presented. We believe adjusted net income affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the US GAAP measure of net (loss) income from continuing operations.

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

Results of Operations

Summary

Year ended December 31, 2019 compared to year ended December 31, 2018:

•	Revenue increased 13% to $281.7 million, from $250.3 million.

•	Net loss from continuing operations was $1.7 million, or $0.02 per share, compared to net income from continuing operations of $3.2 million, or $0.04 per share.

•	Net loss from discontinued operations was $0.0 million, compared to $21.1 million.

•	Media margin increased 2% to $93.6 million, from $92.2 million, representing 33.2% of revenue.

•	Adjusted EBITDA decreased 21% to $34.7 million, based on a net loss from continuing operations of $1.7 million, from $44.1 million, based on net income from continuing operations of $3.2 million.

•	Adjusted net income decreased $8.9 million to $13.8 million, or $ 0.17 per share, from $22.7 million, or $ 0.30 per share.

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those respective periods:

	Year Ended December 31,
(in thousands)	2019		2018
Revenue	$281,684	100%	$250,280	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	194,435	69.0	161,560	64.6
Sales and marketing	11,545	4.1	13,663	5.5
Product development	8,055	2.9	5,279	2.1
General and administrative	48,065	17.1	36,007	14.4
Depreciation and amortization	13,940	4.9	13,174	5.3
Write-off of intangible assets	425	0.2	1,517	0.6
Spin-off transaction costs	—	—	7,708	3.1
Total costs and expenses	276,465	98.1	238,908	95.5
Income from operations	5,219	1.9	11,372	4.5
Interest expense, net	(6,892)	(2.4)	(8,134)	(3.2)
(Loss) income before income taxes from continuing operations	(1,673)	(0.6)	3,238	1.3
Income tax expense	(74)	—	(46)	—
Net (loss) income from continuing operations	(1,747)	(0.6)	3,192	1.3
Discontinued operations:
Loss from operations of discontinued operations, net of $0 income taxes	—	—	(2,084)	(0.8)
Loss on disposal of discontinued operations, net of $0 income taxes	—	—	(19,040)	(7.6)
Net loss from discontinued operations	—	—	(21,124)	(8.4)
Net loss	$(1,747)	(0.6)%	$(17,932)	(7.2)%

Year ended December 31, 2019 compared to year ended December 31, 2018

Revenue. For the year ended December 31, 2019, revenue increased $31.4 million, or 13%, to $281.7 million, from $250.3 million for the year ended December 31, 2018. The increase was primarily attributable to higher demand for our performance-based marketing services, particularly amongst our clients in the Media & Entertainment and Financial Products & Services industries.

Cost of revenue (exclusive of depreciation and amortization). For the year ended December 31, 2019, cost of revenue increased $32.9 million, or 20%, to $194.4 million, from $161.6 million for the year ended December 31, 2018. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms, for our owned and operated websites and, historically, on behalf of third-party advertisers.

For the year ended December 31, 2019, cost of revenue as a percentage of revenue increased to 69.0%, compared to 64.6% for the year ended December 31, 2018, as we incurred relatively higher costs of media in order to satisfy incremental demand by clients for additional volume in the 2019 period. See “Trends Affecting Our Business—Development, Acquisition and Retention of High Quality Targeted Media” above.

Sales and marketing. For the year ended December 31, 2019, sales and marketing expenses decreased $2.1 million, or 16%, to $11.5 million, from $13.7 million for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, the amounts consisted mainly of employee salaries and benefits of $8.4 million and $8.6 million, advertising costs of $1.4 million and $1.5 million, and non-cash share-based compensation expense of $1.0 million and $2.9 million, respectively. The decrease in sales and marketing expense was primarily the result of lower share-based compensation expense of $1.9 million.

Product development. For the year ended December 31, 2019, product development expenses increased $2.8 million, or 53%, to $8.1 million, from $5.3 million for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, the amounts consisted primarily of employee salaries and benefits of $7.0 million and $4.1 million, respectively. The increase in product development costs was the result of increased workforce focused on development and innovation of our existing offerings to consumers and advertisers, and development of new product offerings and enhancements of our analytics capabilities, including the development and deployment of machine learning-based ad serving.

General and administrative. For the year ended December 31, 2019, general and administrative expenses increased $12.1 million, or 33%, to $48.1 million, from $36.0 million for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, the amounts consisted mainly of employee salaries and benefits of $18.4 million and $17.4 million, non-cash share-based compensation expense of $8.5 million and $5.7 million, professional fees of $5.6 million and $4.9 million, office overhead of $3.7 million and $2.7 million, provision for bad debt of $2.6 million and $0.5 million and acquisition and restructuring of $2.4 million and $1.0 million, respectively. The increase was mainly the result of higher share-based compensation expense from stock options granted to certain officers (as described in Note 13, Share-based compensation, in the  Notes to Consolidated Financial Statements) of $2.8 million in addition to higher provision for bad debt of $2.1 million, acquisition and restructuring of $1.4 million, office overhead of $1.0 million, salaries and benefits of $1.0 million and professional fees of $0.7  million.

During the fourth quarter of 2019, the Company implemented two separate reductions in workforce that resulted in the termination of approximately forty-six employees in the aggregate. These reductions in workforce were implemented following management’s determination to reduce headcount and decrease the Company's costs to more effectively align resources to the core business operations. In connection with these reductions in workforce, the Company incurred $1.4 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be settled in cash by June 30, 2020. Apart from these exit-related restructuring costs, these reductions in workforce are expected to result in corresponding reductions in future salary and benefit expenses primarily in Product development and General and administrative expense.

Depreciation and amortization. Depreciation and amortization expenses remained relatively flat year over year, at $13.9 million for the year ended December 31, 2019 and $13.2 million for the year ended December 31, 2018.

Write-off of intangible assets. During the third and fourth quarter of 2019 and fourth quarter of 2018, we recognized $0.4 million and $1.5 million, respectively, due to abandonment of certain internally developed software that had not yet been placed into service.

Spin-off transaction costs. During the first quarter of 2018, in connection with the Spin-off of Red Violet, we recognized $7.7 million in Spin-off transaction costs, which included non-cash share-based compensation expense of $5.4 million as a result of the Transaction Grants (as defined in Note 13, Share-based compensation, in the Notes to Consolidated Financial Statements), and employee cash compensation of $2.3 million. There were no such costs in the year ended December 31, 2019.

Interest expense, net. For the year ended December 31, 2019, interest expense, net, decreased $1.2 million, or 15%, to $6.9 million, from $8.1 million for the year ended December 31, 2018. The decrease was primarily attributable to a lower average debt balance outstanding under our Refinanced Term Loan, as described below under "Liquidity and Capital Resources".

(Loss) income before income taxes from continuing operations. For the year ended December 31, 2019, loss before income taxes from continuing operations was $1.7 million, compared to net income before income taxes from continuing operations of $3.2 million for the year ended December 31, 2018. This change was primarily due to increases in cost of revenue of $32.9 million, general and administrative expense of $12.1 million and product development expense of $2.8 million, partially offset by an increase in revenue of $31.4 million, the absence in 2019 of one-time Spin-off transaction costs of $7.7 million (including non-cash share-based compensation expenses of $5.4 million) incurred during the first quarter of 2018, and a decrease in sales and marketing expense of $2.1 million, as discussed above.

Income tax expense. For the year ended December 31, 2019, the provision for income taxes was $0.1 million, with an effective tax rate of 4.4%.

As of December 31, 2019 and 2018, the Company recorded full valuation allowances against its net deferred tax assets. The Company intends to maintain full valuation allowances against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net loss from discontinued operations. On March 26, 2018, we completed the Spin-off of Red Violet and the results of Red Violet through this date are reflected as discontinued operations. For the year ended December 31, 2018, we incurred net losses from discontinued operations of $21.1 million. This amount consists primarily of the one-time loss on disposal of discontinued operations of $19.0 million, which was primarily comprised of non-cash items of $16.0 million, including share-based compensation expense and write-off of unamortized debt costs in connection with the Spin-off, and cash items of $3.0 million, including spin-off related professional fees and employee compensation. For the year ended December 31, 2019, there were no comparable discontinued operations.

Net loss. For the years ended December 31, 2019 and 2018, net losses were $1.7 million and $17.9 million, respectively. The improvement in net loss was primarily due to the absence of losses from discontinued operations in 2019, partially offset by the loss before income taxes from continuing operations in 2019 compared to income before income taxes from continuing operations in 2018.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and the competitive environment within our industry.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the years ended December 31, 2019 and 2018, net cash provided by operating activities from continuing operations was $26.0 million and $29.3 million, respectively, which were attributable primarily to a net loss from continuing operations of $1.7 million compared to net income from continuing operations of $3.2 million, adjusted for certain non-cash items, such as depreciation and amortization and share-based compensation expenses of an aggregate $28.7 million and $31.4 million, respectively. For the years ended December 31, 2019 and 2018, net working capital decreased by $1.8 million and $5.9, respectively.

For the years ended December 31, 2019 and 2018, net cash used in operating activities from discontinued operations was $0.0 million and $5.8 million, respectively.

As a result of the foregoing, for the years ended December 31, 2019 and 2018, net cash provided by operating activities was $26.0 million and $23.5 million, respectively.

Cash flows used in investing activities. For the years ended December 31, 2019 and 2018, net cash used in investing activities was $12.0 million and $22.6 million, respectively, comprised of net cash used in investing activities from continuing operations of $12.0 million and $21.2 million, and net cash used in investing activities from discontinued operations of $0.0 million and $1.4 million, respectively.

The decrease in net cash used in investing activities from continuing operations in 2019 was primarily attributable to the capital contributed to Red Violet of $19.7 million related to the Spin-off during the first quarter of 2018, with no comparable contribution in the current year, partially offset by cash paid for the AdParlor Acquisition in the amount of $7.3 million in the current year.

Cash flows (used in) provided by financing activities. For the year ended December 31, 2019, net cash used in financing activities of $13.2 million was primarily attributable to repayments related to the Refinanced Term Loan of $8.0 million, statutory taxes paid related to the net share settlement of vested restricted stock units of $3.1 million and repurchase of treasury stock as part of a stock repurchase program of $1.8 million. For the year ended December 31, 2018, net cash provided by financing activities of $1.8 was primarily attributable to the net proceeds from the Refinanced Term Loan of $67.2 million and the net proceeds of a registered direct offering in January 2018 of $13.4 million, which were largely offset by repayments of the principal balance of Term Loans and Promissory Notes of $76.8 million in connection with the Refinanced Term Loan described below, and taxes paid related to the net share settlement of vested restricted stock units of $2.0 million.

As of December 31, 2019, we had noncancelable operating lease commitments of $13.1 million and long-term debt which had a $54.8 million principal balance. For the year ended December 31, 2019, we funded our operations using available cash.

As of December 31, 2019, we had cash, cash equivalents and restricted cash of approximately $20.2 million, an increase of $1.0 million from $19.2 million as of December 31, 2018, primarily attributable to cash provided by operations. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

In January 2020, holders of an aggregate of 300,000 shares of common stock obtained upon exercise of warrants issued in connection with our Credit Agreement exercised a put right to require us to purchase such shares for an aggregate of $1.15 million.  We funded such purchase with cash on hand.

We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We continue to identify and prioritize additional technologies which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions or working capital required for internal development projects, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of equity financing, may result in dilution to stockholders. On July 1, 2019, we acquired substantially all of the assets of AdParlor Holdings, Inc. and certain affiliates for $7.3 million in cash, using cash on hand, and issued a $2.4 million promissory note to the sellers. See Note 15, Business acquisition, in the Notes to Consolidated Financial Statements.

On March 26, 2018, in connection with the Spin-off of Red Violet, we refinanced and fully repaid the existing Term Loans and Promissory Notes with an aggregate amount of $67.1 million, with proceeds from the Refinanced Term Loan in the amount of $70.0 million. As of December 31, 2019, the Refinanced Term Loan has an outstanding principal balance of $52.3 million. The Credit Agreement, along with the related Amendment No.6 governing the Refinanced Term Loan and subsequent amendments, contain restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants and prepayment penalties in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our shareholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs.

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

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ended June 30, 2018. While we were in compliance with the financial and other covenants as of December 31, 2019, we cannot assure that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain prepayment provisions, including mandatory quarterly prepayments of the Refinanced Term Loan with a portion of our excess cash flow and prepayment penalties if we prepay the Refinanced Term Loan before the fourth anniversary of Amendment No. 6. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants and mandatory quarterly prepayment provisions and prepayment penalties could impair our ability to expand or pursue our business strategies or obtain additional funding.

January 2018 Registered Direct Offering

On January 10, 2018, pursuant to a definitive securities purchase agreement with certain qualified institutional buyers, we issued an aggregate of 2,700,000 shares of common stock in a registered direct offering for gross proceeds of $13.5 million (the “January 2018 Registered Direct Offering”), at a purchase price of $5.00 per share, which was received in January 2018. Simultaneously, we issued to such buyers, for no additional consideration, warrants to purchase an aggregate of 1,350,000 shares of common stock. The warrants have an exercise price of $6.00 per share and are exercisable from the date of issuance and expire on July 11, 2020.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon Fluent's consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires Fluent to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Fluent evaluates its estimates, including those related to revenue recognition, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our consolidated financial statements. Further details of the Company's accounting policies are available in Item 8, Financial Statements and Supplementary Data, Note 2, Summary of significant accounting policies, in the Notes to Consolidated Financial Statements.

Revenue recognition

Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method applied to all contracts that were not completed contracts at the date of initial application. There was no impact on the opening balance of accumulated deficit on the consolidated balance sheet and statement of changes in shareholders' equity as of January 1, 2018 due to the adoption of ASC 606.

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

The Company applies the practical expedient related to the review of a portfolio of contracts in reviewing the terms of customer contracts as one collective group, rather than by individual contract. Based on historical knowledge of the contracts contained in this portfolio and the similar nature and characteristics of the customers, the Company concluded that the financial statement effects are not materially different than accounting for revenue on a contract-by-contract basis.

Revenue is recognized upon satisfaction of associated performance obligations. The Company's customers simultaneously receive and consume the benefits provided, as the Company satisfies its performance obligations. Furthermore, the Company elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure of progress, since the Company has a right to payment from a customer in an amount that corresponds directly with the value of the performance completed to date. The Company's revenue arrangements do not contain significant financing components. The Company has further concluded that revenue does not require disaggregation.

For each identified performance obligation in a contract with a customer, the Company assesses whether it or the third-party supplier is the principal or agent. In arrangements where Fluent has substantive control of the specified goods and services, is primarily responsible for the integration of products and services into the final deliverable to the customer, has inventory risk and discretion in establishing pricing, Fluent is considered to have acted as the principal. For performance obligations in which Fluent so acts as principal, the Company records the gross amount billed to the customer within revenue and the related incremental direct costs incurred as cost of revenue. If the third-party supplier, rather than Fluent, is primarily responsible for the performance and deliverable to the customer, and Fluent solely arranges for the third-party supplier to provide services to the customer, Fluent is considered to have acted as the agent. For performance obligations for which Fluent so acts as the agent, the net fees on such transactions are recorded as revenue, with no associated costs of revenue for the Company.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

Sales commissions are recorded at the time revenue is recognized and recorded in sales and marketing in the consolidated statements of operations. The Company has elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract.

In addition, the Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

Business combinations

The Company records acquisitions pursuant to ASC 805, Business Combinations, by allocating the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and estimated fair values of intangible assets acquired. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired intangible assets, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Operating leases

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

Goodwill

In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Goodwill is tested for impairment at the reporting unit level and is conducted by estimating and comparing the fair value of each of the Company’s reporting units to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company recognizes an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit.

After the Spin-off in the first quarter of 2018, the Company determined that it had one reporting unit. As of October 1, 2018, we performed our annual goodwill impairment test and determined that the estimated fair value of the reporting unit substantially exceeded its’ carrying value.

As of July 1, 2019, due to the AdParlor Acquisition (as further discussed in Note 15, Business acquisition, in the Notes to Consolidated Financial Statements), the Company determined that it has two reporting units, “Fluent” which represents our core business and “All Other” which represents AdParlor.

During the third quarter of 2019, the Company determined that the declining operating results of the Fluent reporting unit, along with a decline in the market value of its publicly-traded stock, collectively constituted a triggering event. As of September 30, 2019, the Company conducted an interim test of the fair value of the Fluent reporting unit's goodwill for potential impairment. Based on the results of this interim impairment test, which used a combination of income and market approaches to determine the fair value of the Fluent reporting unit, the Company concluded that, as of September 30, 2019 testing date, no goodwill impairment existed. The results of the interim impairment testing indicated that the estimated fair value of the reporting unit exceeded its carrying value by approximately 12%. The Company believes that the assumptions utilized in its interim impairment testing, including the determination of 12.5% as an appropriate discount rate, long-term financial projections, and estimated future cash flows, are reasonable. The risk of future impairment of the Fluent reporting unit's goodwill balance of $159.8 million exists if actual results, such as lower-than-expected revenue and profitability, or valuation metrics such as market multiples, discount rates and control premiums, differ from the assumptions used in the Company's interim impairment test. In addition, a sustained decline in the market value of its publicly traded stock could impact the Company’s fair value assessment. Based on the results from our interim test as of September 30, 2019, the Company concluded no further triggering events existed as of October 1, 2019 that would indicate that it is more likely than not that the fair value was less than the carrying value for the Fluent reporting unit.

As of October 1, 2019, we performed a qualitative step zero assessment of the All Other reporting unit, from which the Company concluded no triggering events existed that would indicate that it is more likely than not that the fair value was less than the carrying value.

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

Finite-lived intangible assets are evaluated for impairment periodically, or whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable, in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. In evaluating intangible assets for recoverability, we use the best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360-10-15. To the extent that estimated future undiscounted cash inflows attributable to the asset, less estimated future undiscounted cash outflows, is less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value.

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. In estimating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, operating expenses and terminal growth rates.

During the third quarter of 2019, the Company determined that its declining operating results constituted a triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of September 30, 2019, its long-lived assets were not impaired. The Company believes that the assumptions utilized in this interim impairment testing, including the estimation of future cash flows, were reasonable. Future tests may indicate impairment if actual future cash flows or other factors differ from the assumptions used in the Company's interim impairment test at September 30, 2019. As of December 31, 2019, we assessed whether there were any triggering events that would indicate a potential impairment of its long-lived intangible assets and did not identify any such triggering events or impairment indicators.

Share-based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under ASC 718, for awards with time-based conditions, we measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize such costs on a straight-line basis over the period the recipient is required to provide service in exchange for the award, which is the vesting period. For awards with market conditions, the Company recognizes costs on a straight-line basis, regardless of whether the market conditions are achieved and the awards ultimately vest. For awards with performance conditions, we begin recording share-based compensation when achievement of the performance criteria is deemed probable. We recognize forfeitures as they occur.

Income taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in income in the period that the change in tax rates or laws is enacted. Valuation allowances are provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized, based on management's review of historical results and forecasts.

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

Recently Issued Accounting Standards

See Note 2, Summary of significant accounting policies, under the caption "(r) Recently issued and adopted accounting standards" in the Notes to Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2019 or that have not yet been required to be implemented and may be applicable to our future operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d–15(e)) as of the end of the period covered by this 2019 Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report, as a result of a material weakness in our internal control over financial reporting, which is discussed further below.

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

Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s evaluation of the effectiveness of our internal control over financial reporting described above, as of December 31, 2018, management identified a material weakness related to internal control deficiencies over the revenue recognition process; specifically, aggregation of control deficiencies related to inadequate segregation of duties, significant deficiencies within our information technology general controls, and ineffective manual preventative and detective controls. The material weakness was not remediated and therefore remains as of December 31, 2019. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). The material weakness described above did not result in a material misstatement to the Company’s consolidated financial statements for any period in the two-year period ended December 31, 2019. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with US. GAAP.

On July 1, 2019, we acquired substantially all of the assets of AdParlor Holdings, LLC and certain of its affiliates, as described in Note 15, Business acquisition in the Notes to Consolidated Financial Statements. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of December 31, 2019 did not include an assessment of those disclosure controls and procedures that are subsumed by internal control over financial reporting as it relates to the acquired AdParlor business. We will continue the process of implementing internal controls over financial reporting for the AdParlor business. As of December 31, 2019, assets and revenues excluded from management's assessment totaled 6.4% and 1.4%, respectively, of our consolidated financial statements for the year ended December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton, LLP, as stated in their report on management’s internal control over financial reporting, which is also included in Item 8, “Financial Statements and Supplementary Data,” of this 2019 Form 10-K.

Remediation Efforts to Address Material Weakness

With the oversight of management and the audit committee of the Company’s board of directors, we are actively taking the appropriate steps towards the remediation of the underlying causes of the material weakness described above. During the third quarter of 2019, we commenced configuration of our new ERP system, NetSuite, with the first phase of our implementation completed on January 1, 2020. While the full integration of our internal revenue tracking platforms with NetSuite remains ongoing, we believe that once NetSuite is fully integrated, its automated processes will include controls that will render unnecessary the manual preventative and detective controls that were deemed inadequate at December 31, 2019. We will continue our implementation of NetSuite, including the design of appropriate automated processes and controls, and continue to monitor, evaluate and update, as necessary, our processes and controls during the post-implementation period for an appropriate period of time before concluding that the material weakness described above has been effectively remediated.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 9B. Other Information.

On March 11, 2020, the Compensation Committee of the Company’s Board of Directors approved an increase in the annual base salaries of each of Ryan Schulke, Chief Executive Officer, Matthew Conlin, President, Donald Patrick, Chief Operating Officer, and Alexander Mandel, Chief Financial Officer from $300,000 to $350,000.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

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

2.5	Asset Purchase Agreement, dated as of June 17, 2019, by and among AdParlor Acquisition, LLC, Fluent Media Canada, Inc., AdParlor Holdings, Inc., AdParlor International, Inc., AdParlor Media, Inc., AdParlor Media ULC, and V2 Ventures Group LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 19, 2019).
3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed March 26, 2015).
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

3.7	Certificate of Amendment to the Certificate of Incorporation of IDI, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).
3.8	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 16, 2018).
3.9	Amended and Restated Bylaws of Fluent, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 19, 2019).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 16, 2018).
4.2	Warrant issued to Intracoastal Capital, LLC, as amended, dated July 23, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015).
4.3	Warrant issued to Frost Gamma Investments Trust, dated as of November 16, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 19, 2015).

4.4

Stock Purchase Agreement dated as of November 16, 2015, by and between IDI, Inc. and Frost Gamma Investments Trust (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 19, 2015).

4.5	Warrant issued to Whitehorse Finance, Inc., dated as of December 8, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 10, 2015).
4.6	Warrant issued to H.I.G. Whitehorse SMA ABF, Inc., dated as of December 8, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 10, 2015).
4.7	Warrant issued to Whitehorse Holdings II, LLC, dated as of December 8, 2015 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 10, 2015).
4.8

First Amendment to Common Stock Purchase Warrant and Notice of Exercise with Intracoastal Capital, LLC - $3.75 Warrants (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.9

First Amendment to Common Stock Purchase Warrant and Notice of Exercise with Intracoastal Capital, LLC - $8.00 Warrants (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.10

First Amendment to Common Stock Purchase Warrant and Notice of Exercise with Intracoastal Capital, LLC - $10.00 Warrants (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.11

First Amendment to Common Stock Purchase Warrant and Notice of Exercise with Anson Investment Master Fund LP - $8.00 Warrants (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.12	Form of Additional Warrants (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed October 17, 2017).

4.13

Amendment to Warrants and Agreement to Exercise with H.I.G. Whitehorse SMA ABF, L.P. dated November 3, 2017 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

4.14

Amendment to Warrants and Agreement to Exercise with H.I.G. Whitehorse SMA Holdings I, LLC dated November 3, 2017 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

4.15

Amendment to Warrants and Agreement to Exercise with Whitehorse Finance, Inc. dated November 3, 2017 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

4.16

First Amendment to Amendment to Warrants and Agreement to Exercise with H.I.G. Whitehorse SMA ABF, L.P. dated July 9, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 13, 2018).

4.17

First Amendment to Amendment to Warrants and Agreement to Exercise with H.I.G. Whitehorse SMA Holdings I, LLC, dated July 9, 2018 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 13, 2018).

4.18

First Amendment to Amendment to Warrants and Agreement to Exercise with Whitehorse Finance, Inc., dated July 9, 2018 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 13, 2018).

4.19	Second Amendment to Amendment to Warrants and Agreement to Exercise with H.I.G. Whitehorse SMA ABF, L.P., dated December 6, 2019 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 11, 2019).
4.20	Second Amendment to Amendment to Warrants and Agreement to Exercise with H.I.G. Whitehorse SMA Holdings I, LLC, dated December 6, 2019 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 11, 2019).
4.21	Second Amendment to Amendment to Warrants and Agreement to Exercise with Whitehorse Finance, Inc., dated December 6, 2019 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 11, 2019).
4.22	Description of Securities.*
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).
10.2

Form of Restricted Stock Unit Agreement with three year vesting, under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).+

10.3

Form of Restricted Stock Unit Agreement with four year vesting, under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).+

10.4

Form of Non-qualified Stock Option Agreement under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).+

10.5

Form of Non-Plan Restricted Stock Unit Agreement dated as of September 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on August 14, 2015).

10.6	Form of Non-Plan Restricted Stock Unit Agreement dated as of October 2, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on August 14, 2015).
10.7	2015 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015).
10.8

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

10.9	Limited Consent and Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2016).
10.10

Limited Consent and Amendment No. 2 to Credit Agreement, dated September 30, 2016, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2016).

10.11	Amendment to IDI, Inc. 2015 Stock Incentive Plan effective June 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement Form S-8 filed on June 3, 2016).+
10.12

Amendment No. 3 to Credit Agreement, dated as of January 19, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 14, 2017).

10.13

Amendment No. 4 to Credit Agreement, dated as of August 7, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.14

Amendment No. 5 to Credit Agreement, dated as of November 3, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.15

Separation and Distribution Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.16

Amended and Restated Tax Matters Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.17

Employee Matters Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.18

Transition Services Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.19

Limited Consent and Amendment No. 6 to Credit Agreement, dated as of March 26, 2018, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 27, 2018).

10.20

Employment Agreement, by and between Fluent, LLC and Ryan Perfit, dated January 16, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on March 27, 2018). +

10.21

Amendment to Employment Agreement, by and between Fluent, Inc. and Ryan Perfit, dated October 2, 2014 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on March 27, 2018). +

10.22

Amended and Restated Employment Agreement, by and between Fluent, Inc. and Ryan Perfit, dated May 7, 2018 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2018). +

10.23

Employment Agreement, by and between Fluent, LLC and Donald Patrick, effective as of January 8, 2018 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on March 27, 2018). +

10.24	Amendment to IDI, Inc. 2015 Stock Incentive Plan, effective January 8, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 filed on April 6, 2018).
10.25	Fluent, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2018).
10.26

Amendment No. 7 to Credit Agreement, dated as of September 10, 2018, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2018).

10.27

Employment Agreement, by and between Fluent, Inc. and Ryan Schulke, dated September 11, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 12, 2018). +

10.28

Employment Agreement, by and between Fluent, Inc. and Matthew Conlin, dated September 11, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on September 12, 2018).+

10.29

Amendment No. 8 to Credit Agreement, dated as of October 12, 2018, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2018).

10.30	Employment Agreement, by and between the Company and Alex Mandel, dated February 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2019). +
10.31	Amendment No. 9 to Credit Agreement, dated as of November 8, 2019, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2019).
10.32	Amendment No. 10 to Credit Agreement, dated as of November 19, 2019, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 19, 2019).
14.1	Code of Ethics.*
21.1	Subsidiaries of Fluent, Inc.*
23.1	Consent of Grant Thornton LLP.*
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

March 13, 2020		FLUENT, INC.

	By:	/s/ Ryan Schulke
Ryan Schulke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan Schulke	Chairman and Chief Executive Officer	March 13, 2020
Ryan Schulke	(Principal Executive Officer)

/s/ Alexander Mandel	Chief Financial Officer	March 13, 2020
Alexander Mandel	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew Conlin	President and Director	March 13, 2020
Matthew Conlin

/s/ Peter Benz	Director	March 13, 2020
Peter Benz

/s/ Andrew Frawley	Director	March 13, 2020
Andrew Frawley

/s/ Donald Mathis	Director	March 13, 2020
Donald Mathis

/s/ Barbara Shattuck Kohn	Director	March 13, 2020
Barbara Shattuck Kohn

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fluent, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Fluent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2020 expressed an adverse opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fluent, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Fluent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

As of December 31, 2019, management disclosed a material weakness around the design and effectiveness of its controls over revenue recognition.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019. The material weakness identified above was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 13, 2020 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of AdParlor Holdings, LLC and certain of its affiliates (collectively “AdParlor”),  wholly-owned subsidiaries of the Company, whose financial statements reflect total assets and revenues constituting 6.4 and 1.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019. As indicated in Management’s Report, AdParlor was acquired during 2019. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of AdParlor.

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

/s/ GRANT THORNTON LLP

New York, New York

March 13, 2020

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$18,679	$17,769
Accounts receivable, net of allowance for doubtful accounts of $1,967 and $1,751, respectively	60,915	48,652
Prepaid expenses and other current assets	1,921	1,971
Total current assets	81,515	68,392
Restricted cash	1,480	1,480
Property and equipment, net	2,863	1,380
Operating lease right-of-use assets	9,865	—
Intangible assets, net	55,603	61,812
Goodwill	164,774	159,791
Other non-current assets	993	414
Total assets	$317,093	$293,269
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$21,574	$7,855
Accrued expenses and other current liabilities	20,358	21,566
Deferred revenue	1,140	444
Current portion of long-term debt	6,873	3,500
Current portion of operating lease liability	2,282	—
Total current liabilities	52,227	33,365
Long-term debt, net	44,098	51,972
Operating lease liability, net	9,056	—
Other non-current liabilities	775	766
Total liabilities	106,156	86,103
Contingencies (Note 17)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 78,642,078 and 76,525,581, respectively; and Shares outstanding — 75,873,679 and 75,292,383, respectively	39	38
Treasury stock, at cost — 2,768,399 and 1,233,198 shares, respectively	(8,184)	(3,272)
Additional paid-in capital	406,198	395,769
Accumulated deficit	(187,116)	(185,369)
Total shareholders’ equity	210,937	207,166
Total liabilities and shareholders’ equity	$317,093	$293,269

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2019	2018
Revenue	$281,684	$250,280
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	194,435	161,560
Sales and marketing	11,545	13,663
Product development	8,055	5,279
General and administrative	48,065	36,007
Depreciation and amortization	13,940	13,174
Write-off of intangible assets	425	1,517
Spin-off transaction costs	—	7,708
Total costs and expenses	276,465	238,908
Income from operations	5,219	11,372
Interest expense, net	(6,892)	(8,134)
(Loss) income before income taxes from continuing operations	(1,673)	3,238
Income tax expense	(74)	(46)
Net (loss) income from continuing operations	(1,747)	3,192
Discontinued operations:
Loss from operations of discontinued operations, net of $0 income taxes	—	(2,084)
Loss on disposal of discontinued operations, net of $0 income taxes	—	(19,040)
Net loss from discontinued operations	—	(21,124)
Net loss	$(1,747)	$(17,932)
Basic and diluted net (loss) income per share:
Continuing operations	$(0.02)	$0.04
Discontinued operations	$—	$(0.28)
Net loss	$(0.02)	$(0.23)
Weighted average number of shares outstanding:
Basic and diluted	79,373,789	76,705,877

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Additional		Total
	Common stock		Treasury stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as at December 31, 2017	61,631,573	$31	352,523	$(1,274)	$392,687	$(167,437)	$224,007
Issuance of common stock upon a direct offering to certain investors, net of issuance costs of $108	2,700,000	1	—	—	13,391	—	13,392
Vesting of restricted stock units and issuance of restricted stock	12,194,008	6	—	—	(6)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	875,675	(1,989)	—	—	(1,989)
Reduction in value of puttable option classified as liability	—	—	—	—	200	—	200
Repurchase of shares into treasury stock	—	—	5,000	(9)	—	—	(9)
Share-based compensation	—	—	—	—	30,997	—	30,997
Net loss	—	—	—	—	—	(17,932)	(17,932)
Spin-off of Red Violet	—	—	—	—	(41,500)	—	(41,500)
Balance as at December 31, 2018	76,525,581	$38	1,233,198	$(3,272)	$395,769	$(185,369)	$207,166
Vesting of restricted stock units and issuance of restricted stock	2,116,497	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	567,447	(3,120)	—	—	(3,120)
Repurchase of shares into treasury stock	—	—	967,754	(1,792)	—	—	(1,792)
Share-based compensation	—	—	—	—	10,430	—	10,430
Net loss	—	—	—	—	—	(1,747)	(1,747)
Balance as at December 31, 2019	78,642,078	$39	2,768,399	$(8,184)	$406,198	$(187,116)	$210,937

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,747)	$(17,932)
Net loss from discontinued operations	—	21,124
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,940	13,174
Non-cash interest expense	1,387	1,830
Share-based compensation	10,341	14,681
Provision for bad debts	2,550	462
Write-off of intangible assets	425	1,517
Deferred income taxes	35	46
Allocation of expenses to Red Violet	—	(325)
Changes in assets and liabilities:
Accounts receivable	(6,978)	(12,836)
Prepaid expenses and other current assets	104	(304)
Other non-current assets	(551)	683
Operating lease assets and liabilities, net	1,473	—
Accounts payable	6,028	249
Accrued expenses and other current liabilities	(1,626)	6,771
Deferred revenue	663	179
Other	(26)	—
Net cash provided by operating activities from continuing operations	26,018	29,319
Net cash used in operating activities from discontinued operations	—	(5,835)
Net cash provided by operating activities	26,018	23,484
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,088)	(238)
Business acquisition, net of cash acquired	(7,246)	—
Capitalized costs included in intangible assets	(2,624)	(1,236)
Capital contributed to Red Violet	—	(19,728)
Net cash used in investing activities from continuing operations	(11,958)	(21,202)
Net cash used in investing activities from discontinued operations	—	(1,386)
Net cash used in investing activities	(11,958)	(22,588)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	—	13,392
Proceeds from debt obligations, net of debt costs	—	67,182
Repayments of long-term debt	(8,034)	(76,787)
Taxes paid related to net share settlement of vesting of restricted stock units	(3,120)	(1,989)
Repurchase of treasury stock	(1,792)	(9)
Debt financing costs	(204)	—
Net cash (used in) provided by financing activities	(13,150)	1,789
Net increase in cash, cash equivalents and restricted cash	910	2,685
Cash, cash equivalents and restricted cash at beginning of period	19,249	16,564
Cash, cash equivalents and restricted cash at end of period	$20,159	$19,249

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$5,387	$6,429
Cash paid for income taxes	$135	$—
Share-based compensation capitalized in intangible assets	$89	$423
Non-cash additions to property and equipment	$—	$198
Furniture, fixtures and office equipment obtained under capital lease obligations	$—	$747
Change in value of puttable option classified as liability	$—	$(200)

See notes to consolidated financial statements

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities and organization

(a) Principal activities

Fluent, Inc. (“Fluent,” or the “Company”), a Delaware corporation, is an industry leader in data-driven digital marketing services. The Company primarily performs customer acquisition services by operating highly scalable digital marketing campaigns, through which the Company connects its advertiser clients with consumers they are seeking to reach. The Company delivers data and performance-based marketing executions to its clients, which in 2019 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Financial Products & Services, Media & Entertainment, Health & Wellness, Staffing & Recruitment and Retail & Consumer.

(b) Organization

Spin-off of Red Violet

On March 26, 2018, the Company completed the spin-off (the "Spin-off") of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of the Company's wholly-owned subsidiary, Red Violet, Inc. ("Red Violet"), to the Company's stockholders of record as of March 19, 2018 (the "Record Date'') and certain warrant holders. The distribution occurred by way of a pro-rata distribution to such common stock and warrant holders, each of whom received one share of Red Violet's common stock for every 7.5 shares of the Company's common stock held on the Record Date, or to which they were entitled under their warrants.

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

2. Summary of significant accounting policies

(a) Basis of preparation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC").

Principles of consolidation

All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, purchase accounting and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable, but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

The Company’s cash, cash equivalents and restricted cash are held in major financial institutions located in the United States, which have high credit ratings. As of December 31, 2019 and 2018, cash and cash equivalents were available for use in servicing the Company's debt obligations and general operating purposes.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments. The Company places its temporary cash instruments with highly rated financial institutions within the United States, and, at times, may maintain balances in such institutions in excess of the $250 thousand dollar U.S. Federal Deposit Insurance Corporation insurance limit. The Company monitors the credit ratings of its financial institutions to mitigate this risk.

(d) Accounts receivable and allowance for doubtful accounts

Accounts receivable are due from customers, which are generally unsecured, and consist of amounts earned but not yet collected. None of the Company’s accounts receivable bear interest.

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines this allowance based on reviews of customer-specific facts and circumstances. Account balances are charged off against the allowance for doubtful accounts after all customary means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have off-balance sheet credit exposure related to its customers. As of December 31, 2019 and 2018, the Company's allowance for doubtful accounts was $1,967 and $1,751, respectively.

Movements within the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
(In thousands)	2019	2018
Beginning balance	$1,751	$1,624
Charges to expenses	2,550	462
Write-offs	(2,334)	(335)
Ending balance	$1,967	$1,751

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

Years
Computer and network equipment	5
Furniture, fixtures and office equipment	7
Leasehold improvements	6-7

Assets to be disposed of, and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. When items of property and equipment are retired or otherwise disposed of, loss or income on disposal is recorded for the difference between the net book value and proceeds received therefrom.

(f) Business combination

The Company records acquisitions pursuant to ASC 805, Business Combinations, by allocating the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and estimated fair values of intangible assets acquired. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired intangible assets, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to acquired assets and assumed liabilities, with corresponding offsets to goodwill. Upon the conclusion of a measurement period, any subsequent adjustments are recorded to earnings.

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

In accordance with ASC 350-40, Software - Internal-Use Software, the Company capitalizes eligible costs, including applicable salaries and benefits, share-based compensation, travel, and other direct costs of developing internal-use software that are incurred in the application development stage. Once the internal-use software is ready for its intended use, it is amortized on a straight-line basis over its useful life.

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

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. In estimating future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, operating expenses and terminal growth rates.

For the year ended December 31, 2019, the Company determined the value of intangible assets was recoverable except for certain internally developed software costs, as discussed in Note 8, Intangible assets, net. As of December 31, 2018, the Company assessed whether there were any triggering events that would indicate a potential impairment of its long-lived intangible assets and did not identify any such triggering events or impairment indicators. During the third quarter of 2019, the Company determined that its declining operating results constituted a triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets. Based on the results of the recoverability test, the Company determined that, as of September 30, 2019, its long-lived assts were not impaired. As of December 31, 2019, the Company assessed whether there were any triggering events that would indicate a potential impairment of its long-lived intangible assets and did not identify any such triggering events or impairment indicators.

(h) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2019 and 2018, the goodwill balance relates to the acquisition of Interactive Data, LLC, the Fluent Acquisition (as defined in Note 8, Intangible assets, net), the Q Interactive Acquisition (as defined in Note 8, Intangible assets, net) and the AdParlor Acquisition (as defined in Note 15, Business acquisition).

In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. For purposes of reviewing impairment and the recoverability of goodwill, we make certain assumptions regarding estimated future cash flows and other factors in determining the fair values, including market multiples and discount rates, among others. Goodwill is tested for impairment at the reporting unit level and is conducted by estimating and comparing the fair value of each of the Company’s reporting units to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company recognizes an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit.

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

The fair value of the Company’s cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments. As of December 31, 2019, the Company regards the fair value of its long-term debt to approximate its carrying value. This fair value assessment represents a Level 2 measurement. See Note 10, Long-term debt, net.

(j) Revenue recognition

Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to all contracts that were not completed contracts at the date of initial application. There was no impact on the opening balance of accumulated deficit on the consolidated balance sheet and statement of changes in shareholders' equity as of January 1, 2018 due to the adoption of ASC 606.

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

The Company applies the practical expedient related to the review of a portfolio of contracts in reviewing the terms of customer contracts as one collective group, rather than by individual contract. Based on historical knowledge of the contracts contained in this portfolio and the similar nature and characteristics of the customers, the Company concluded that the financial statement effects are not materially different than accounting for revenue on a contract-by-contract basis.

Revenue is recognized upon satisfaction of associated performance obligations. The Company's customers simultaneously receive and consume the benefits provided, as the Company satisfies its performance obligations. Furthermore, the Company elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure of progress, since the Company has a right to payment from a customer in an amount that corresponds directly with the value of the performance completed to date. The Company's revenue arrangements do not contain significant financing components. The Company has further concluded that revenue does not require disaggregation.

For each identified performance obligation in a contract with a customer, the Company assesses whether it or the third-party supplier is the principal or agent. In arrangements where Fluent has substantive control of the specified goods and services, is primarily responsible for the integration of products and services into the final deliverable to the customer, has inventory risk and discretion in establishing pricing, Fluent is considered to have acted as the principal. For performance obligations in which Fluent so acts as principal, the Company records the gross amount billed to the customer within revenue and the related incremental direct costs incurred as cost of revenue. If the third-party supplier, rather than Fluent, is primarily responsible for the performance and deliverable to the customer, and Fluent solely arranges for the third-party supplier to provide services to the customer, Fluent is considered to have acted as the agent. For performance obligations for which Fluent so acts as the agent, the net fees on such transactions are recorded as revenue, with no associated costs of revenue for the Company.

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of December 31, 2019 and 2018, the balance of deferred revenue was $1,140 and $444, respectively. The majority of the deferred revenue balance as of December 31, 2019 will be recognized into revenue during the first quarter of 2020.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of December 31, 2019 and 2018, unbilled revenue included in accounts receivable was $29,061 and $25,545, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

Sales commissions are recorded at the time revenue is recognized and recorded in sales and marketing in the consolidated statements of operations. The Company has elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract.

In addition, the Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

(k) Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue primarily includes media and related costs, which consist of the cost to acquire traffic through the purchase of impressions, clicks or actions from publishers or third-party intermediaries, such as advertising exchanges, and technology costs that enable media acquisition. These media costs are used primarily to drive user traffic to the Company's and its clients' media properties. Cost of revenue additionally consists of indirect costs such as data verification, hosting and fulfillment costs. Cost of revenue is presented exclusive of depreciation and amortization expenses.

(l) Advertising costs

Advertising costs are charged to operations as incurred. For the years ended December 31, 2019 and 2018, advertising costs, included in sales and marketing expenses, were $1,354 and $1,471, respectively.

(m) Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"). Under ASC 718, for awards with time-based conditions, the Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and generally recognizes such costs on a straight-line basis over the period the recipient is required to provide service in exchange for the award, which generally is the vesting period. For awards with market conditions, the Company recognizes costs on a straight-line basis, regardless of whether the market conditions are achieved and the awards ultimately vest. For awards with performance conditions, the Company begins recording share-based compensation when achievement of the performance criteria is probable. The company recognizes forfeitures as they occur.

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

(o) Loss (income) per share

Basic loss (income) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods, in addition to restricted stock units ("RSUs") and restricted common stock that are vested not delivered. Diluted loss (income) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options and unvested shares. Common equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

(p) Segment data

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in making decisions regarding resource allocation and performance assessment. The Company defines the term “chief operating decision maker” to be its chief executive officer. The Company has determined it has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results of AdParlor, LLC, a digital advertising solution for social media buying (see Note 15, Business acquisition) and is included in segment reporting for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

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

(r) Recently issued and adopted accounting standards

Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (ASC 842), and additional changes, modifications, clarifications or interpretations thereafter, which generally require companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. Effective January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective approach and elected the ‘package of practical expedients’ introduced in ASU 2018-11, Leases: Targeted Improvements, which permitted the Company not to reassess prior conclusions about lease identification, classification and initial direct costs.

As of January 1, 2019, the adoption of ASU 2016-02 resulted in the recording of right-of-use assets and operating lease liabilities of $10,866 and $11,138, respectively, on the consolidated balance sheets. The difference between the right-of-use assets and operating lease liabilities was recorded as a write-off of the previously recognized deferred rent liability, which was included in accrued expenses and other current liabilities on the consolidated balance sheets. ASU 2016-02 did not impact the Company's consolidated statements of operations or consolidated statements of cash flows. The accounting for financing leases, previously referred to as capital leases, was unchanged as a result of the adoption of ASU 2016-02.

Subsequent to the adoption of ASC 842, Leases, the Company will continue to recognize, on a discounted basis, its minimum commitments under noncancelable operating leases on its consolidated balance sheets. ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. Accordingly, the Company did not recognize right-of-use assets or lease liabilities for qualifying leases, including existing short-term leases in effect at the transition date. The Company will recognize those payments on the consolidated statements of operations on a straight-line basis over the lease term. Additionally, the Company elected the practical expedient to not separate lease and non-lease components for all of its leases. See Note 6, Lease commitments, for additional disclosures.

In January 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, and additional changes, modifications, clarifications or interpretations thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2022, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

3. Loss (income) per share

For the years ended December 31, 2019 and 2018 basic and diluted (loss) income per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2019	2018
Numerator:
Net (loss) income from continuing operations	$(1,747)	$3,192
Net loss from discontinued operations	—	(21,124)
Net loss	$(1,747)	$(17,932)
Denominator:
Weighted average shares outstanding	76,357,393	73,470,197
Weighted average restricted shares vested not delivered	3,016,396	3,235,680
Total basic and diluted weighted average shares outstanding	79,373,789	76,705,877
Basic and diluted (loss) income per share: (1)
Continuing operations	$(0.02)	$0.04
Discontinued operations	$—	$(0.28)
Net loss	$(0.02)	$(0.23)

(1) (Loss) income per share amounts may contain summation differences due to rounding.

Based on exercise prices compared to the average stock prices for the years ended December 31, 2019 and 2018, certain stock equivalents, including stock options and warrants, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Year Ended December 31,
	2019	2018
Restricted stock units	3,394,370	3,831,965
Stock options	2,120,000	112,000
Warrants	2,398,776	2,498,776
Total anti-dilutive securities	7,913,146	6,442,741

4. Spin-off of Red Violet

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

On March 8, 2018, the Compensation Committee of the Company's Board of Directors approved the acceleration (the "Acceleration") of an aggregate of 5,157,998 stock options, restricted stock units ("RSUs") and shares of restricted stock held by certain employees, consultants, and directors, including only those employees who would continue with Red Violet upon completion of the Spin-off, subject to such employees still being employed or providing services on the acceleration date, which was subsequently determined to be March 12, 2018 (the "Acceleration Date"). Accordingly, share-based compensation expense of $15.5 million resulting from the Acceleration was recognized in discontinued operations during the first quarter of 2018.

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

For the year ended December 31, 2018, the financial results of operations of Red Violet were as follows:

Year Ended
(In thousands)	2018
Major classes of line items constituting loss from discontinued operations:
Revenue	$3,325
Cost of revenue (exclusive of depreciation and amortization)	2,017
Sales and marketing	1,089
General and administrative	1,852
Depreciation and amortization	451
Loss from operations of discontinued operations, net of $0 income taxes	(2,084)
Loss on disposal of discontinued operations, net of $0 income taxes	(19,040)
Net loss from discontinued operations	$(21,124)

For the year ended December 31, 2018, included in the net loss from discontinued operations is a loss on disposal of discontinued operations of $19,040, of which an aggregate of $16,030 represents non-cash charges. The loss on disposal of discontinued operations consisted of the following:

Year Ended
(In thousands)	2018
Share-based compensation expense (1)	$15,548
Write-off of unamortized debt costs (2)	284
Write-off of certain prepaid expenses	198
Spin-off related professional fees	2,012
Spin-off related employee compensation	998
Loss on disposal of discontinued operations	$19,040

(1)	As discussed and defined in Note 4, Spin-off of Red Violet, share-based compensation expense represents non-cash expense in connection with the Acceleration.
(2)

As discussed in Note 10, Long-term debt, net, in connection with the Spin-off, the Company repaid the Promissory Notes to certain shareholders, which resulted in a write-off of unamortized debt costs of $284.

During the first quarter of 2018, in connection with the Spin-off of Red Violet, an aggregate of $7,708 was recognized in costs and expenses from continuing operations as Spin-off transaction costs, and included non-cash share-based compensation expense of $5,409, as a result of 2,041,000 shares of Transaction Grants (as defined in Note 13, Share-based compensation) and employee cash compensation of $2,299.

6. Lease commitments

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

The Company is party to a number of noncancelable operating and financing lease agreements that have original lease periods expiring between 2022 and 2025. Although certain leases include options to renew, the Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees, nor material restrictive covenants. Effective October 10, 2018, the Company entered into a seven-year operating lease agreement for approximately 42,685 square feet of office space in New York City. In connection with this lease agreement, the Company was required to establish and maintain a $1,480 cash collateral account, which is recorded in restricted cash on the consolidated balance sheets. Additionally, the Company obtained the right to use certain furniture, fixtures and office equipment already installed in the new office space, which the Company has treated as a capital lease.

For the year ended December 31, 2019, the components of lease costs are as follows:

Year Ended
(In thousands)	December 31, 2019
Operating leases:
Rent expense	$2,070
Financing lease:
Leased furniture, fixtures and office equipment depreciation expense	243
Interest expense	43
Short-term leases:
Rent expense	418
Total lease costs	$2,774

As of December 31, 2019, the weighted average lease-term and discount rate of the Company's leases are as follows:

	December 31, 2019
	Operating Leases	Financing Lease
Weighted average remaining lease-term (in years)	5.8	5.9
Weighted average discount rate	5.0%	5.0%

As of December 31, 2019, scheduled future maturities of the Company's lease liabilities are as follows:

(In thousands)	December 31, 2019
Year	Operating Leases	Financing Lease
2020	$2,282	$157
2021	2,287	157
2022	2,157	158
2023	2,222	169
2024	2,222	169
Thereafter	1,888	141
Total undiscounted cash flows	13,058	951
Less: imputed interest	(1,720)	(128)
Present value of lease liabilities	$11,338	$823

For the year ended December 31, 2019, supplemental cash flow information related to leases is as follows:

Year Ended
(In thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases (1)	$867
Operating cash flows used for financing lease	$50
Lease liabilities related to the acquisition of right-of-use assets:
Operating leases	$568

(1)	For the year ended December 31, 2019, the Company received a cash reimbursement of $640 for tenant improvements made to its New York City corporate headquarters.

7. Property and equipment, net

Property and equipment, net consists of the following:

(In thousands)	December 31, 2019	December 31, 2018
Computer and network equipment	$453	$276
Furniture, fixtures and office equipment	940	564
Leased furniture, fixtures and office equipment	875	747
Leasehold improvements	1,290	1,023
Total cost of property and equipment	3,558	2,610
Less: accumulated depreciation and amortization	(695)	(1,230)
Property and equipment, net	$2,863	$1,380

For the years ended December 31, 2019 and 2018, depreciation of property and equipment was $743 and $490, respectively.

8. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

(In thousands)	Amortization period (years)	December 31, 2019	December 31, 2018
Gross amount:
Software developed for internal use	3	$4,866	$3,037
Acquired proprietary technology	4-5	13,661	11,459
Customer relationships	6-10	37,286	34,986
Trade names	4-20	16,657	16,357
Domain names	20	191	191
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
		105,721	99,090
Accumulated amortization:
Software developed for internal use		(1,995)	(1,282)
Acquired proprietary technology		(9,516)	(6,987)
Customer relationships		(19,396)	(14,417)
Trade names		(3,359)	(2,504)
Domain names		(39)	(29)
Databases		(14,182)	(10,573)
Non-competition agreements		(1,631)	(1,486)
		(50,118)	(37,278)
Net intangible assets:
Software developed for internal use		2,871	1,755
Acquired proprietary technology		4,145	4,472
Customer relationships		17,890	20,569
Trade names		13,298	13,853
Domain names		152	162
Databases		17,110	20,719
Non-competition agreements		137	282
		$55,603	$61,812

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent Acquisition"), the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition") and the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (as further discussed in Note 15, Business acquisition).

For the years ended December 31, 2019 and 2018, amortization expenses related to intangible assets, and included in depreciation and amortization expenses in the Company's consolidated statements of operations, were $13,197 and $12,684, respectively.

For the years ended December 31, 2019 and 2018, the Company capitalized $2,713 and $1,659, respectively, most of which was related to internally developed software, and wrote off $425 and $1,517, respectively, due to abandonment of certain internally developed software whose net carrying values were not recoverable. In addition, the Company recorded 4,700 for the year ended December 31, 2019 related to the AdParlor Acquisition.

As of December 31, 2019, estimated amortization expenses related to the Company’s intangible assets for 2020 through 2025 and thereafter are as follows:

(In thousands)
Year	December 31, 2019
2020	$13,698
2021	10,885
2022	9,521
2023	4,718
2024	4,350
2025 and thereafter	12,431
Total	$55,603

9. Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2019, the goodwill balance relates to the Interactive Data Acquisition, the Fluent Acquisition, the Q Interactive Acquisition and the AdParlor Acquisition (as further discussed in Note 15, Business acquisition). As of December 31, 2019 and 2018, the change in the carrying value of goodwill for our operating segments (as defined in Note 14, Segment information), are listed below:

(In thousands)	Fluent	All Other	Total
Balance as at December 31, 2018	$159,791	$—	$159,791
AdParlor Acquisition	—	4,983	4,983
Balance as at December 31, 2019	$159,791	$4,983	$164,774

10. Long-term debt, net

Long-term debt, net, related to the Refinanced Term Loan and Note Payable (as defined below) consisted of the following:

(In thousands)	December 31, 2019	December 31, 2018
Refinanced Term Loan due 2023 (less unamortized discount of $3,715)	$48,571	$55,472
Note Payable due 2021 (less unamortized discount of $100)	2,400	—
Long-term debt, net	50,971	55,472
Less: Current portion of long-term debt	(6,873)	(3,500)
Long-term debt, net (non-current)	$44,098	$51,972

Refinanced Term Loan

In connection with the Spin-off of Red Violet, Fluent, LLC refinanced and fully repaid the existing term loans (the "Term Loans") and certain promissory notes (the "Promissory Notes"), which had been entered into on December 8, 2015, with a new term loan in the amount of $70.0 million ("Refinanced Term Loan"), pursuant to a Limited Consent and Amendment No. 6 ("Amendment No. 6") to its Credit Agreement (the "Credit Agreement"), effective on March 26, 2018 (the "Refinancing"). As of December 31, 2019, the Refinanced Term Loan had a principal balance of $52.3.

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

The Credit Agreement, as amended, requires the Company to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ended June 30, 2018. In addition, the Credit Agreement, as amended, includes certain prepayment provisions, including mandatory quarterly principal prepayments of the Refinanced Term Loan with a portion of the Company's excess cash flow, as defined in the Credit Agreement. For the fourth quarter ended December 31, 2019, the quarterly prepayment resulting from excess cash flow is $2,123. As of December 31, 2019, this amount was reclassified to the current portion of long-term debt and will be paid during the fourth quarter. At December 31, 2019, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

Note Payable

On July 1, 2019, in connection with the AdParlor Acquisition (as further discussed in Note 15, Business acquisition), the Company issued a promissory note (the "Note Payable") in the principal amount of $2,350, net of discount of $150 from imputing interest on the non-interest bearing note using a 4.28% rate. The promissory note is guaranteed by the Company's subsidiary, Fluent, LLC, will not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing of the acquisition and is subject to setoff in respect of certain indemnity and other matters. As of December 31, 2019, the Note Payable had a principal balance of $2.5.

Maturities

As of December 31, 2019, scheduled future maturities of the Refinanced Term Loan and Note Payable, including the required principal prepayment based on a portion of the Company's quarterly excess cash flow and excluding potential future additional principal prepayments, are as follows:

(In thousands)
Year
2020	$6,873
2021	4,750
2022	3,500
2023	39,663
Total maturities	$54,786

Fair value

As of December 31, 2019, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

11. Income taxes

The Company is subject to federal and state income taxes in the United States. For the years ended December 31, 2019 and 2018, the expense for income taxes on loss (income) from continuing operations consisted of the following:

	Year Ended December 31
(In thousands)	2019	2018
Current:
Federal	$—	$—
State	—	—
Foreign	39	—
Total current	39	—
Deferred:
Federal	439	3,726
State	(20)	81
Foreign	(18)
Less: valuation allowance	(366)	(3,761)
Total deferred	35	46
Income tax expense	$74	$46

For the years ended December 31, 2019 and 2018, reconciliation of the Company's effective income tax rate to the U.S. corporate statutory income tax rate is as follows:

	Year Ended December 31,
(In thousands)	2019		2018
Income tax expense at federal statutory rate	$(351)	21.0%	$680	21.0%
Share-based compensation shortfall (windfall)	(425)	25.4	7,080	218.7
Effect of state taxes, net of federal tax benefit	(16)	1.0	64	2.0
Non-deductible items	934	(55.8)	585	18.1
Return to provision adjustment	224	(13.4)	(4)	(0.1)
Foreign rate difference	3	—	—	—
Other	71	(4.2)	27	0.8
Change in valuation allowance	(366)	21.9	(8,386)	(259.0)
Income tax expense	$74	(4.4)%	$46	1.4%

As of December 31, 2019 and 2018, the components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$5,073	$8,908
Share-based compensation	6,322	5,753
Interest expense limitation	1,951	2,171
Accounts receivable, net	504	451
Accrued expenses and other current liabilities	—	74
Property and equipment, net	—	73
Acquisition costs	229	—
Operating lease liability	2,910
Other	216	145
	17,205	17,575
Valuation allowance	(4,872)	(5,238)
	12,333	12,337
Deferred tax liabilities:
Intangible assets	(9,767)	(12,383)
Operating lease right-of-use asset	(2,532)
Deferred revenue	(4)	—
Property and equipment, net	(111)	—
	(12,414)	(12,383)
Net deferred tax liability	$(81)	$(46)

As of December 31, 2019, the Company has federal net operating losses of $21,661, of which $12,054 begin to expire in 2035, and $9,607 which can be carried forward indefinitely. As of December 31, 2019, the Company has state net operating loss carryforwards of $31,170, which begin to expire in 2035. Certain net operating losses generated by the Company in 2014 and 2015 are subject to annual limitation under IRC Section 382 due to ownership changes.

For the year ended December 31, 2018, the Spin-off of Red Violet contributed to a $1,500 decrease to the net deferred tax assets of the Company, which was fully offset by a corresponding reduction to the valuation allowance. The aforementioned decrease represents the net deferred tax assets attributable to Red Violet on the date of the Spin-off.

As of December 31, 2019 and 2018, the Company recorded a full valuation allowance against its net deferred tax assets of $4,872 and $5,238, respectively. For the year ended December 31, 2019, the decrease in the valuation allowance is primarily a result of the movement in the net deferred tax asset in the current year. The Company intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

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

For the years ended December 31, 2019 and 2018, reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, consists of the following:

	Year Ended December 31,
(In thousands)	2019	2018
Unrecognized tax benefits, opening balance	$1,480	$1,134
Increase in unrecognized tax benefits	—	346
Unrecognized tax benefits, ending balance	$1,480	$1,480

The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of December 31, 2019, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

12. Common stock, treasury stock and warrants

Common stock

As of December 31, 2019, 2018 and 2017, the number of issued shares of common stock was 78,642,078, 76,525,581 and 61,631,573, respectively, which included shares of treasury stock of 2,768,399, 1,233,198 and 352,523, respectively.

For the year ended December 31, 2019, the change in the number of issued shares of common stock comprised the following issuances:

•

An aggregate of 2,116,497 shares of common stock were issued as a result of the vesting of RSUs and included 567,447 shares of common stock withheld to cover withholding taxes upon such vesting, which are reflected as additions to treasury stock in the consolidated statements of changes in shareholders' equity.

For the year ended December 31, 2018, the change in the number of issued shares of common stock comprised the following issuances:

•

An aggregate of 12,194,008 shares of common stock were issued as a result of the vesting of RSUs and included 875,675 shares of common stock withheld to cover withholding taxes upon such vesting, which are reflected as additions to treasury stock in the consolidated statements of changes in shareholders' equity.

•

An aggregate of 2,700,000 shares of common stock were issued in a registered direct offering ("Registered Direct Offering") to certain institutional investors with a purchase price of $5.00 per share, pursuant to a definitive securities purchase agreement entered into on January 10, 2018, for proceeds of $13,392, net of issuance costs of $108.

•

Concurrent with the Registered Direct Offering, the Company issued to these institutional buyers, for no additional consideration, warrants to purchase an aggregate of 1,350,000 shares of common stock. These warrants have an exercise price of $6.00 per share and are exercisable until July 11, 2020.

Treasury stock

As of December 31, 2019, 2018 and 2017, the Company held 2,768,399, 1,233,198 and 352,523 shares in treasury, with a cost of $8,184, $3,272 and $1,274, respectively. The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market.

For the year ended December 31, 2019, 567,447 shares were withheld to cover withholding taxes owed by certain employees, all of which were taken into treasury stock. During the fourth quarter of 2019, the Company repurchased 967,754 of its own shares as part of a stock repurchase program authorized by the Company's Board of Directors on November 19, 2019.

For the year ended December 31, 2018, 875,675 shares were withheld to cover withholding taxes owed by certain employees, all of which were taken into treasury stock, 729,167 of which represented accelerated vesting from Red Violet employees who received shares on April 9, 2018 in connection with the Spin-off. On October 17, 2018, the Company repurchased 5,000 shares from an outside investor.

Warrants

As of December 31, 2019, 2018 and 2017, warrants to purchase an aggregate of 2,398,776, 2,498,776 and 1,273,776 shares of common stock were outstanding, respectively. The current exercise prices for outstanding issuances range from 3.75 to 6.00 per share.

On July 9, 2018 the Company entered into First Amendments (the "First Amendments") to the Amendments to Warrants and Agreements to Exercise ("Amended Whitehorse Warrants") with (i) H.I.G. Whitehorse SMA ABF, L.P. regarding 46,667 warrants to purchase common stock of the Company, par value $0.0005 per share, at an exercise price of $3.00 per share; (ii) H.I.G. Whitehorse SMA Holdings I, LLC regarding 66,666 warrants to purchase common stock of the Company at an exercise price of $3.00 per share; and (iii) Whitehorse Finance, Inc. regarding 186,667 warrants to purchase common stock of the Company at an exercise price of $3.00 per share. In November 2017, the Amended Whitehorse Warrants were exercised and the Company issued an aggregate of 300,000 shares of common stock of the Company (the "Warrant Shares") to the warrant holders. Pursuant to the First Amendments, the warrant holders have the right, but not the obligation, to require the Company to purchase from these warrant holders the 300,000 Warrant Shares at $3.8334 per share (the "Put Right"), which could be exercised during the period commencing January 1, 2019 and ending December 15, 2019. On December 6, 2019, the Company entered into the Second Amendments to the Amended Whitehorse Warrants, pursuant to which the expiration of the Put Right was extended from December 15, 2019 to January 31, 2020. See Note 18, Subsequent events.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Put Right should be classified within other current liabilities on the consolidated balance sheets when the market price of the Company's common stock is lower than the exercise price of $3.8334 per share. As of December 31, 2019, the last reported sale price of the Company's common stock was lower than the exercise price, and as such the Put Right is classified in other current liabilities on the consolidated balance sheet.

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

Preferred stock

As of December 31, 2019 and 2018, the Company had 10 million shares of blank-check preferred stock with par value of $0.0001 per share authorized. No shares of preferred stock have been issued or are outstanding.

13. Share-based compensation

As of December 31, 2019, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan (the "2015 Plan") and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,087,368 shares of common stock. As of December 31, 2019, there were 3,623,502 shares of common stock reserved for issuance under the 2018 Plan. The primary purpose of the plans is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

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

In total, share-based compensation expense of $15,548, resulting from the Acceleration and Spin-off Grants in connection with the Spin-off was recognized in loss on disposal of discontinued operations during the first quarter of 2018. See Note 5, Discontinued operations.

Stock options

On January 31, 2019, the Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on February 1, 2019 from the shares available for issuance under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125% of the exercise price for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25% of the exercise price for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of December 31, 2019, the first condition had been met; therefore, subject to continuing service, 50% of the shares subject to these stock options will vest on February 1, 2020. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The range of the fair value of the stock options that were awarded is $2.81 to $2.86 per share. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Key Assumptions
Exercise price	$4.72
Expected term (in years)	1.0 - 1.3
Expected volatility	65%
Dividend yield	—%
Risk-free rate	2.61%

For the years ended December 31, 2019 and 2018, the activity related to stock options consisted of the following:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2017	222,000	$12.59	5.4	—
Expired	(110,000)	11.17
Outstanding as of December 31, 2018	112,000	13.98	2.8	—
Granted	2,064,000	4.72	9.1
Forfeited	(56,000)	4.72
Outstanding as of December 31, 2019	2,120,000	5.21	8.7	—
Options exercisable as of December 31, 2019	112,000	$13.98	1.8	—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the year ended December 31, 2019, compensation expense recognized for stock options of $4,611 was recognized in sales and marketing, product development and general and administrative expenses in the consolidated statement of operations. For the year ended December 31, 2018, compensation expense recognized for stock options of $243 was recognized in discontinued operations in the consolidated statements of operations. As of December 31, 2019, there was $1,082 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the years ended December 31, 2019 and 2018, details of unvested restricted stock units ("RSUs") and restricted stock activity were as follows:

		Weighted average
	Number of units	grant date fair value
Unvested as of December 31, 2017	8,150,905	$9.27
Granted (1)	4,598,125	2.63
Vested and delivered	(11,468,333)	7.63
Withheld as treasury stock (2)	(875,675)	6.05
Vested not delivered (3)	3,766,068	9.85
Forfeited	(339,125)	4.68
Unvested as of December 31, 2018	3,831,965	7.95
Granted	2,275,094	4.82
Vested and delivered	(1,549,050)	3.97
Withheld as treasury stock (2)	(567,447)	4.13
Vested not delivered (3)	122,582	4.76
Forfeited	(718,774)	4.13
Unvested as of December 31, 2019	3,394,370	$8.03

(1)

As discussed in "Spin-off of Red Violet" above, included in the RSUs granted during the year ended December 31, 2018 were an aggregate of 304,000 shares of Spin-off Grants that vested and were delivered in the first quarter of 2018, and an aggregate of 2,041,000 shares of Transaction Grants that vested but were subject to deferred delivery over a three-year period.

(2)

As discussed in Note 12, Common stock, treasury stock and warrants, the increase in treasury stock was primarily attributable to shares withheld to cover statutory withholding taxes upon the vesting of RSUs. As of December 31, 2019 and 2018, there were 2,768,399 and 1,233,198 outstanding shares of treasury stock, respectively.

(3)

Vested not delivered represents vested RSUs with delivery deferred to a future time. During the year ended December 31, 2019, there was a net decrease of 122,582 shares included in vested not delivered balance as a result of the delivery of 740,334 shares of Transaction Grants, partially offset by the vesting of 617,752 shares with deferred delivery election. During the year ended December 31, 2018, there was a net decrease of 3,766,068 shares included in vested not delivered balance, as a result of the delivery of 5,807,068 RSUs, partially offset by the vesting of the 2,041,000 shares of Transaction Grants subject to deferred delivery. As of December 31, 2019 and 2018, there were 2,787,335 and 2,909,917 outstanding RSUs included in vested not delivered, respectively.

For the years ended December 31, 2019 and 2018, the Company recognized compensation (included in sales and marketing, product development, general and administrative and discontinued operations in the consolidated statements of operations, and intangible assets in the consolidated balance sheets) for RSUs and restricted stock of $5,819 and $15,104, respectively. As of December 31, 2019, there was $9,583 of unrecognized share-based compensation with respect to outstanding RSUs and restricted stock. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of December 31, 2019, unrecognized share-based compensation expense associated with the granted RSUs, restricted stock and stock options is $10,665, which is expected to be recognized over a weighted average period of 2.6 years. For the years ended December 31, 2019 and 2018, share-based compensation for the Company’s equity awards were allocated to the following lines in the consolidated financial statements:

	Year Ended December 31,
(In thousands)	2019	2018
Sales and marketing	$971	$2,856
Product development	889	676
General and administrative	8,481	5,740
Spin-off transaction costs	—	5,409
Discontinued operations	—	15,712
	10,341	30,393
Capitalized in intangible assets of continuing operations	89	423
Capitalized in intangible assets of discontinued operations	—	181
Total	$10,430	$30,997

14. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is segment income (loss) from operations. As of December 31, 2019, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents operating results of AdParlor, LLC (see Note 15, Business acquisition) and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Year Ended December 31,
(In thousands)	2019	2018
Fluent segment revenue:
United States	$246,697	$227,269
International	31,138	23,011
Fluent segment revenue	$277,835	$250,280
All Other segment revenue:
United States	$3,304	$—
International	545	—
All Other segment revenue	$3,849	$—
Segment income (loss) from operations:
Fluent	$5,093	$11,372
All Other	126	—
Total income from operations	5,219	11,372
Interest expense, net	(6,892)	(8,134)
(Loss) income before income taxes from continuing operations	$(1,673)	$3,238

	December 31,	December 31,
(In thousands)	2019	2018
Total assets:
Fluent	$296,714	$293,269
All Other	20,379	—
Total assets	$317,093	$293,269

15. Business acquisition

On July 1, 2019, two wholly owned subsidiaries of the Company, AdParlor, LLC (formerly known as AdParlor Acquisition, LLC), a Delaware limited liability company, and Fluent Media Canada, Inc., a British Columbia company (together with AdParlor, LLC, each a "Buyer" and collectively "Buyers"), completed the acquisition of substantially all of the assets of AdParlor Holdings, Inc., a Delaware corporation ("AdParlor Holdings"), AdParlor International, Inc., a Delaware corporation ("AdParlor International"), AdParlor Media, Inc., a Delaware corporation ("AdParlor Media US"), and AdParlor Media ULC, a British Columbia unlimited liability company (together with AdParlor Holdings, AdParlor International and AdParlor Media US, each a "Seller" and collectively "Sellers") pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated June 17, 2019, by and among Buyers, Sellers and the parent of the Sellers, v2 Ventures Group LLC, a Delaware limited liability company (the "AdParlor Acquisition"). The purpose of the acquisition was to expand the Company's performance-based marketing capabilities. In accordance with ASU 2017-01, Business Combinations (ASC 805): Clarifying the Definition of a Business, the Company determined that the AdParlor Acquisition constituted the purchase of a business.

At closing, the Buyers paid to Sellers cash consideration of $7,302, net of adjustments for working capital and indebtedness, and issued a promissory note to Sellers with a present value of $2,350 in exchange for substantially all of the assets of Sellers. This promissory note is guaranteed by Fluent, LLC, and will not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing and is subject to setoff in respect of certain indemnity and other matters. See Note 10, Long-term debt, net for further detail. For the twelve months ended December 31, 2019, the Company incurred transaction-related expenses of $483 in connection with the AdParlor Acquisition, which it recorded in general and administrative expenses in the consolidated statements of operations.

The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the closing date:

July 1, 2019
(In thousands)
Cash and cash equivalents	$56
Accounts receivable	7,835
Prepaid expenses and other current assets	54
Property and equipment	138
Intangible assets	4,700
Goodwill	4,983
Other non-current assets	28
Accounts payable	(7,691)
Accrued expenses and other current liabilities	(418)
Deferred revenue	(33)
Total net assets acquired	$9,652

The preliminary fair values of the identifiable intangible assets and goodwill acquired at the closing date are as follows:

	Fair Value (in thousands)	Weighted Average Amortization Period (Years)
Trade name & trademarks	$300	4
Developed technology	2,100	4
Customer relationships	2,300	6
Goodwill	4,983
Total intangible assets, net	$9,683

With the assistance of a third-party valuation firm, the fair value of the acquired customer relationships was determined using the excess earnings method, a variation of the income approach, while the fair value of the acquired developed technology, trade names and trademarks were determined using the relief from royalty method of the income approach. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. For tax purposes, the goodwill is deductible over 15 years. As of December 31, 2019, the purchase accounting process has been finalized.

16. Related party transactions

For the years ended December 31, 2019 and 2018, material related party transactions were as follows:

Business Consulting Agreement

Pursuant to a Business Consulting Agreement, Marlin Capital Investments, LLC, an affiliate of Michael Brauser, the Company's Executive Chairman prior to the Spin-off, held RSUs representing the right to receive 2,000,000 shares of the Company's common stock, for consulting services provided by Marlin Capital. These RSUs were to vest annually beginning from October 13, 2015 only if certain performance goals of the Company were met. The shares underlying such RSUs would not have been delivered until October 13, 2018, unless there was a change of control of the Company, termination of the agreement by the Company without cause, or termination of the agreement by Marlin Capital for good reason. The Company determined the performance goals were met as of December 31, 2016. For the twelve months ended December 31, 2018, share-based compensation expense of negative $1,792, as a result of the revaluation of the fair value of RSUs granted, was recognized in general and administrative expenses in association with shares under the Marlin Capital agreement. On March 12, 2018, the Company terminated the Business Consulting Agreement. The unvested 500,000 shares were accelerated and the related share-based compensation expense of $906 was recognized fully in loss on disposal of discontinued operations during the first quarter of 2018.

Promissory Notes

On December 8, 2015, the Company entered into the Promissory Notes, with an interest rate of 10% per annum, with certain investors, for aggregate financing of $10.0 million, consisting of $5.0 million from Frost Gamma, $4.0 million from Michael Brauser and $1.0 million from another investor. During the twelve months ended December 31, 2018, the Company repaid $533, $426 and $107 to Frost Gamma, Michael Brauser and another investor, respectively. On March 26, 2018, as part of the Refinancing associated with the Spin-off of Red Violet, the principal amounts plus accrued PIK interest of the Promissory Notes owing to Frost Gamma, Michael Brauser and such other investor, of $5,713, $4,570 and $1,143, respectively, were fully repaid.

Consulting Agreement

On September 6, 2017, the Company entered into a Consulting Agreement with Michael Brauser, effective as of June 23, 2017, for a term of four years, under which Mr. Brauser served as a strategic advisor to the Company but received no salary for such services. In consideration for Mr. Brauser's services, the Consulting Agreement provided for continued vesting of all outstanding RSUs granted to Mr. Brauser under the Brauser Employment Agreement. For the twelve months ended December 31, 2018, share-based compensation expense of $302 associated with the Consulting Agreement was recognized in general and administrative expenses. In addition, upon the Acceleration, the remaining unvested 2,500,000 shares were accelerated and related share-based compensation expense of $6,468 was recognized in loss on disposal of discontinued operations during the first quarter of 2018. The Consulting Agreement was terminated upon the Spin-off of Red Violet.

17. Contingencies

Except as disclosed below, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings are expensed as incurred. The Company reviews legal proceedings and claims on an ongoing basis and follows the appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the consolidated financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. The Company has been fully cooperating with both the NY AG and the DOJ and is responding to the subpoenas. At this time, it is not possible to predict the ultimate outcome of either matter or the significance, if any, to the Company’s business, results of operations or financial position. As such, the Company is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax as information services. The Company disputed the Tax Department's position on several grounds and responded to the Tax Department outlining its position. On January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustment and met with Tax Department on March 4, 2020.  During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustment was based on transfers which were exempt resales or sourced outside of New York and renewed its challenge as to the taxability of its customer acquisition revenue. Based on the foregoing, the Company believes that it is probable that a sales tax liability may result from this matter, and currently estimates the range of any such liability to be between $0.7 million and $3.7 million and has accrued a liability at the low end of this range.

On January 28, 2020, the Company received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) regarding compliance with the Federal Trade Commission Act, 15 U.S.C. §45 or the Telemarketing Sales Rule, 16 C.F.R. Part 310, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security. The Company has been fully cooperating with the FTC and is responding to the CID. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position.

18. Subsequent events

On January 31, 2020, the holders of the Amended Whitehorse Warrants, described above in Note 12, Common stock, treasury stock and warrants, exercised the Put Right to require the Company to purchase from the warrant holders the 300,000 Warrant Shares for an aggregate of $1,150. The Company funded such purchase with cash on hand.