Form 10-Q
period 2020-03-31
Fluent, Inc.
filed 2020-05-11
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Not Applicable

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

As of May 7, 2020, the registrant had 76,230,968 shares of common stock outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS:
Cash and cash equivalents	$13,086	$18,679
Accounts receivable, net of allowance for doubtful accounts of $665 and $1,967, respectively	61,012	60,915
Prepaid expenses and other current assets	1,944	1,921
Total current assets	76,042	81,515
Restricted cash	1,480	1,480
Property and equipment, net	2,684	2,863
Operating lease right-of-use assets	9,448	9,865
Intangible assets, net	52,720	55,603
Goodwill	164,774	164,774
Other non-current assets	1,106	993
Total assets	$308,254	$317,093
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$15,854	$21,574
Accrued expenses and other current liabilities	18,857	20,358
Deferred revenue	1,526	1,140
Current portion of long-term debt	4,750	6,873
Current portion of operating lease liability	2,271	2,282
Total current liabilities	43,258	52,227
Long-term debt, net	43,579	44,098
Operating lease liability, net	8,607	9,056
Other non-current liabilities	745	775
Total liabilities	96,189	106,156
Contingencies (See Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 79,809,417 and 78,642,078, respectively; and Shares outstanding — 76,207,613 and 75,873,679, respectively	40	39
Treasury stock, at cost — 3,601,804 and 2,768,399 shares, respectively	(9,900)	(8,184)
Additional paid-in capital	408,633	406,198
Accumulated deficit	(186,708)	(187,116)
Total shareholders' equity	212,065	210,937
Total liabilities and shareholders' equity	$308,254	$317,093

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$78,934	$66,561
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	56,624	44,829
Sales and marketing	2,830	3,434
Product development	2,731	2,150
General and administrative	11,076	10,043
Depreciation and amortization	3,733	3,317
Total costs and expenses	76,994	63,773
Income from operations	1,940	2,788
Interest expense, net	(1,532)	(1,778)
Income before income taxes	408	1,010
Income tax benefit	—	35
Net income	$408	$1,045

Basic and diluted income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of shares outstanding:
Basic	78,604,280	79,097,426
Diluted	78,753,770	80,063,989

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	78,642,078	$39	2,768,399	$(8,184)	$406,198	$(187,116)	$210,937
Vesting of restricted stock units and issuance of restricted stock	1,467,339	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	175,732	(416)	—	—	(416)
Repurchase of shares into treasury stock	—	—	657,673	(1,300)	—	—	(1,300)
Exercise of a Put Right by certain warrant holders (See Note 7)	(300,000)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,436	—	2,436
Net income	—	—	—	—	—	408	408
Balance at March 31, 2020	79,809,417	$40	3,601,804	$(9,900)	$408,633	$(186,708)	$212,065

Balance at December 31, 2018	76,525,581	$38	1,233,198	$(3,272)	$395,769	$(185,369)	$207,166
Vesting of restricted stock units and issuance of restricted stock	1,077,608	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	321,631	(1,610)	—	—	(1,610)
Reclassification of puttable option from liability to equity	—	—	—	—	1,150	—	1,150
Share-based compensation	—	—	—	—	2,290	—	2,290
Net income	—	—	—	—	—	1,045	1,045
Balance at March 31, 2019	77,603,189	$39	1,554,829	$(4,882)	$399,208	$(184,324)	$210,041

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$408	$1,045
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,733	3,317
Non-cash interest expense	356	319
Share-based compensation expense	2,397	2,275
Provision for bad debt	183	—
Deferred income tax benefit	—	(35)
Changes in assets and liabilities:
Accounts receivable	(280)	4,629
Prepaid expenses and other current assets	(23)	(601)
Other non-current assets	(113)	(21)
Operating lease assets and liabilities, net	(43)	587
Accounts payable	(5,720)	(1,629)
Accrued expenses and other current liabilities	(1,501)	(4,929)
Deferred revenue	386	230
Other	(30)	(22)
Net cash (used in) provided by operating activities	(247)	5,165
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7)	(1,385)
Capitalized costs included in intangible assets	(625)	(357)
Net cash used in investing activities	(632)	(1,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,998)	(875)
Taxes paid related to net share settlement of vesting of restricted stock units	(416)	(1,610)
Repurchase of treasury stock	(1,300)	—
Net cash used in financing activities	(4,714)	(2,485)
Net decrease in cash, cash equivalents and restricted cash	(5,593)	938
Cash, cash equivalents and restricted cash at beginning of period	20,159	19,249
Cash, cash equivalents and restricted cash at end of period	$14,566	$20,187
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,148	$1,402
Cash paid for income taxes	$—	$—
Share-based compensation capitalized in intangible assets	$39	$15
Non-cash additions to property and equipment	$—	$138
Reclassification of puttable option from liability to equity	$—	$1,150

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2020.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K") filed with the SEC on March 13, 2020. The consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date included in the 2019 Form 10-K.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Recently issued and adopted accounting standards

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the balance of deferred revenue was $1,526 and $1,140, respectively. The majority of the deferred revenue balance as of December 31, 2019 was recognized into revenue during the first quarter of 2020.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of March 31, 2020 and December 31, 2019, unbilled revenue included in accounts receivable was $20,605 and $29,061, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

(d) Use of estimates

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

Our first quarter 2020 results did not include any adjustments to our assets or liabilities due to the impact of COVID-19. While we have not incurred significant disruptions to business thus far from the COVID-19 outbreak, we are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our customers' and suppliers' businesses and other factors. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

2. Income per share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, in addition to restricted stock units ("RSUs") and restricted common stock that are vested but not delivered. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock and is calculated using the treasury stock method for stock options, restricted stock units, restricted stock, warrants and deferred common stock. Common equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the three months ended March 31, 2020 and 2019, basic and diluted income per share was as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$408	$1,045
Denominator:
Weighted average shares outstanding	75,771,019	75,621,360
Weighted average restricted shares vested not delivered	2,833,261	3,476,066
Total basic weighted average shares outstanding	78,604,280	79,097,426
Dilutive effect of assumed conversion of restricted stock units	149,490	769,495
Dilutive effect of assumed conversion of warrants	—	197,068
Total diluted weighted average shares outstanding	78,753,770	80,063,989
Basic and diluted earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

The following potentially dilutive securities were excluded from the calculation of diluted income per share, as their effects would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2020	2019
Restricted stock units	3,216,816	2,164,404
Stock options	2,568,000	2,142,000
Warrants	2,398,776	1,665,443
Total anti-dilutive securities	8,183,592	5,971,847

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	March 31, 2020	December 31, 2019
Gross amount:
Software developed for internal use	3	$5,473	$4,866
Acquired proprietary technology	4-5	13,719	13,661
Customer relationships	6-10	37,286	37,286
Trade names	4-20	16,657	16,657
Domain names	20	191	191
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		106,386	105,721
Accumulated amortization:
Software developed for internal use		(2,369)	(1,995)
Acquired proprietary technology		(10,232)	(9,516)
Customer relationships		(20,689)	(19,396)
Trade names		(3,583)	(3,359)
Domain names		(41)	(39)
Databases		(15,084)	(14,182)
Non-competition agreements		(1,668)	(1,631)
Total accumulated amortization		(53,666)	(50,118)
Net intangible assets:
Software developed for internal use		3,104	2,871
Acquired proprietary technology		3,487	4,145
Customer relationships		16,597	17,890
Trade names		13,074	13,298
Domain names		150	152
Databases		16,208	17,110
Non-competition agreements		100	137
Total intangible assets, net		$52,720	$55,603

The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"), the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition") and the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (see Note 11, Business acquisition).

During the three months ended March 31, 2020, the Company determined that the decline in market value of its publicly traded stock and the macroeconomic conditions arising from the global COVID-19 pandemic constituted an impairment triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of March 31, 2020, its long-lived assets were not impaired. The Company believes that the assumptions utilized in this interim impairment testing, including the determination of estimated future cash flows, are reasonable. Future tests may indicate impairment if actual future cash flows or other factors differ from the assumptions used in the Company's interim impairment test at March 31, 2020.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Amortization expense of $3,547 and $3,125 for the three months ended March 31, 2020 and 2019, respectively, is included in depreciation and amortization expenses in the consolidated statements of operations. As of March 31, 2020, intangible assets with a carrying amount of $119, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of March 31, 2020, estimated amortization expense related to the Company's intangible assets for the remainder of 2020 and through 2025 and thereafter are as follows:

Year	March 31, 2020
Remainder of 2020	$10,519
2021	11,262
2022	9,444
2023	4,714
2024	4,350
2025 and thereafter	12,431
Total	$52,720

4. Goodwill

Goodwill represents the cost in excess of fair value of net assets acquired in a business combination. As of March 31, 2020, the total balance of goodwill was $164,774, as a result of the acquisition of Interactive Data, LLC, the Fluent LLC Acquisition, the Q Interactive Acquisition and the AdParlor Acquisition (as defined in Note 11, Business acquisition).

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

During the three months ended March 31, 2020, the Company determined that the decline in market value of its publicly traded stock and the macroeconomic conditions arising from the global COVID-19 pandemic constituted an impairment triggering event for its two reporting units, Fluent and All Other (as defined in Note 9, Segment information). As such, the Company conducted an interim test of the fair value of its goodwill for potential impairment as of March 31, 2020. Based on the results of this interim impairment test, which used a combination of income and market approaches to determine the fair value of its two reporting units, the Company concluded that Fluent's goodwill of $159,791 and All Other's goodwill of $4,983, were not impaired since the results of the interim test indicated that the estimated fair values exceeded their carrying value by approximately 18% and 4%, respectively. The Company believes that the assumptions utilized in its interim impairment testing over its two reporting units, including the determination of an appropriate discount rate of 13.0% for Fluent and 16.5% for All Other, long-term profitability growth projections, and estimated future cash flows, are reasonable. The risk of future impairment of goodwill exists if actual results, such as lower than expected revenue, profitability, cash flows, market multiples, discount rates and control premiums, differ from the assumptions used in the Company's interim impairment test. In addition, a sustained decline in the market value of its publicly traded stock could impact the Company’s fair value assessment.

5. Long-term debt, net

Long-term debt, net, related to the Refinanced Term Loan and Note Payable (as defined below) consisted of the following:

	March 31, 2020	December 31, 2019
Refinanced Term Loan due 2023 (less unamortized discount of $3,384 and $3,715, respectively)	$45,904	$48,571
Note Payable due 2021 (less unamortized discount of $75 and $100, respectively)	2,425	2,400
Long-term debt, net	48,329	50,971
Less: Current portion of long-term debt	(4,750)	(6,873)
Long-term debt, net (non-current)	$43,579	$44,098

Refinanced Term Loan

On March 26, 2018, Fluent, LLC refinanced and fully repaid its existing term loans and certain promissory notes, which had been entered into on December 8, 2015, with a new term loan in the amount of $70.0 million ("Refinanced Term Loan"), pursuant to a Limited Consent and Amendment No. 6 ("Amendment No. 6") to its Credit Agreement (the "Credit Agreement").The Refinanced Term Loan is guaranteed by the Company and its direct and indirect subsidiaries, and is secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of either, at Fluent's option, (a) LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) the base rate (generally equivalent to the U.S. prime rate) plus 6.0% per annum, payable in cash.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

The Refinanced Term Loan matures on March 26, 2023 and interest is payable monthly. Scheduled principal amortization of the Refinanced Term Loan is $875 per quarter, commencing with the fiscal quarter ended June 30, 2018. The Credit Agreement, as amended, requires the Company to maintain and comply with certain financial and other covenants and includes certain prepayment provisions, including mandatory quarterly principal prepayments with a portion of the Company's excess cash flow. For the three months ended March 31, 2020, there was no prepayment resulting from excess cash flow for the quarter. At March 31, 2020, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

Note Payable

On July 1, 2019, in connection with the AdParlor Acquisition (as defined in Note 11, Business acquisition), the Company issued a promissory note (the "Note Payable") in the principal amount of $2,350, net of discount of $150 from imputing interest on the non-interest bearing note using a 4.28% rate. The promissory note is guaranteed by the Company's subsidiary, Fluent, LLC, will not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing of the acquisition and is subject to setoff in respect of certain indemnity and other matters.

Maturities

As of March 31, 2020, scheduled future maturities of the Refinanced Term Loan and Note Payable are as follows:

Year	March 31, 2020
Remainder of 2020	$3,875
2021	4,750
2022	3,500
2023	39,663
2024	—
Total maturities	$51,788

Fair value

As of March 31, 2020, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. The Company updates its estimated annual effective tax rate on a quarterly basis and, if the estimate changes, makes a cumulative adjustment.

As of March 31, 2020 and December 31, 2019, the Company has recorded a full valuation allowance against net deferred tax assets, and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Based on current income and anticipated future earnings, the Company believes there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance will be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

For the three months ended March 31, 2020 and 2019, the Company's effective income tax rate of 0% and 3%, respectively, differed from the statutory federal income tax rate of 21%, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

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

As of March 31, 2020 and December 31, 2019, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of March 31, 2020, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations, including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. We are currently assessing the future implications of these provisions within the CARES Act on our consolidated financial statements, but do not expect the impact to be material.

7. Common stock, treasury stock and warrants

Common stock

As of March 31, 2020 and December 31, 2019, the number of issued shares of common stock was 79,809,417 and 78,642,078, respectively, which included shares of treasury stock of 3,601,804 and 2,768,399, respectively.

For the three months ended March 31, 2020, the change in the number of issued shares of common stock was a result of an aggregate 1,467,339 shares of common stock issued upon vesting of RSUs, including 175,732 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, discussed below. Additionally, as discussed and defined below, the holders of the Amended Whitehorse Warrants exercised the Put Right to require the Company to purchase from the warrant holders the 300,000 Warrant Shares for an aggregate of $1,150 cash on hand.

Treasury stock

As of March 31, 2020 and December 31, 2019, the Company held shares of treasury stock of 3,601,804 and 2,768,399, with a cost of $9,900 and $8,184, respectively.

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the three months ended March 31, 2020, 175,732 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 8, Share-based compensation. During the three months ended March 31, 2020, the Company repurchased 657,673 of its own shares as part of a stock repurchase program authorized by the Company's Board of Directors on November 19, 2019.

Warrants

As of March 31, 2020 and December 31, 2019, warrants to purchase an aggregate of 2,398,776 shares of common stock were outstanding, respectively, with exercise prices ranging from $3.75 to $6.00 per share.

On July 9, 2018 the Company entered into First Amendments (the "First Amendments") to the Amendments to Warrants and Agreements to Exercise ("Amended Whitehorse Warrants") with (i) H.I.G. Whitehorse SMA ABF, L.P. regarding 46,667 warrants to purchase common stock of the Company, par value $0.0005 per share, at an exercise price of $3.00 per share; (ii) H.I.G. Whitehorse SMA Holdings I, LLC regarding 66,666 warrants to purchase common stock of the Company at an exercise price of $3.00 per share; and (iii) Whitehorse Finance, Inc. regarding 186,667 warrants to purchase common stock of the Company at an exercise price of $3.00 per share. In November 2017, the Amended Whitehorse Warrants were exercised and the Company issued an aggregate of 300,000 shares of common stock of the Company (the "Warrant Shares") to the warrant holders. Pursuant to the First Amendments, the warrant holders had the right, but not the obligation, to require the Company to purchase from these warrant holders the 300,000 Warrant Shares at $3.8334 per share (the "Put Right"), which could be exercised during the period commencing January 1, 2019 and ending December 15, 2019. On December 6, 2019, the Company entered into the Second Amendments to the Amended Whitehorse Warrants, pursuant to which the expiration of the Put Right was extended from December 15, 2019 to January 31, 2020. On January 31, 2020, the holders of the Amended Whitehorse Warrants exercised the Put Right to require the Company to purchase from the warrant holders the 300,000 Warrant Shares for an aggregate of $1,150. The Company funded such purchase with cash on hand.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

8. Share-based compensation

As of March 31, 2020, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan (the "2015 Plan") and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,120,761 shares of common stock. As of March 31, 2020, there were 1,984,253 shares of common stock reserved for issuance under the 2018 Plan. The primary purpose of the plans is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on February 1, 2019, December 20, 2020 and March 1, 2020, respectively, under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125.00%, 133.33% and 133.33%, respectively, of the exercise price for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78% and 177.78%, respectively, of the exercise price for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of March 31, 2020, the first condition for the stock options issued on February 1, 2019 has been met; therefore, 50% of the shares subject to these stock options vested on February 1, 2020. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020
Fair value lower range	$2.81	$1.58	$1.46
Fair value higher range	$2.86	$1.61	$1.49
Exercise price	$4.72	$2.56	$2.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5
Expected volatility	65%	70%	70%
Dividend yield	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%

For the three months ended March 31, 2020, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2019	2,120,000	$5.21	8.7	$—
Granted	478,000	$2.48	9.8
Expired	(30,000)	$7.14	—
Outstanding as of March 31, 2020	2,568,000	$5.21	9.0	$—
Options exercisable as of March 31, 2020	1,086,000	$4.82	8.3	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the three months ended March 31, 2020, the unvested balance of options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2019	2,008,000	$4.72	9.1
Granted	478,000	$2.48	9.8
Vested	(1,004,000)	$4.72	8.8
Unvested as of March 31, 2020	1,482,000	$4.00	9.1

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

For the three months ended March 31, 2020 and 2019, compensation expense recognized for stock options of $1,199 and $851 respectively, was recorded in sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of March 31, 2020, there was $625 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the three months ended March 31, 2020, details of unvested RSU and restricted stock activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2019	3,394,370	$8.03
Granted	1,214,326	$2.35
Vested and delivered	(1,291,607)	$3.56
Withheld as treasury stock (1)	(175,732)	$3.92
Vested not delivered (2)	520,334	$2.83
Forfeited	(48,184)	$3.85
Unvested as of March 31, 2020	3,613,507	$7.16

(1)

As discussed in Note 7, Common stock, treasury stock and warrants, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs. As of March 31, 2020, there were 3,601,804 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the three months ended March 31, 2020, there was a net decrease of 520,334 shares included in vested not delivered balance as a result of the delivery of 650,333 shares, partially offset by the vesting of 129,999 shares with deferred delivery election. As of March 31, 2020, there were 2,267,001 outstanding RSUs included in vested not delivered.

The Company recognized compensation (included in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets) for RSUs and restricted stock of $1,237 and $1,439 for the three months ended March 31, 2020 and 2019, respectively. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of March 31, 2020, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $11,054, which is expected to be recognized over a weighted average period of 2.7 years.

For the three months ended March 31, 2020 and 2019, share-based compensation for the Company's stock option, RSU, common stock and restricted stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended March 31,
	2020	2019
Sales and marketing	$218	$369
Product development	237	245
General and administrative	1,942	1,661
Share-based compensation expense	2,397	2,275
Capitalized in intangible assets	39	15
Total share-based compensation	$2,436	$2,290

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is segment income (loss) from operations. As of March 31, 2020, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results for the three months ended March 31, 2020 of AdParlor, LLC, a digital advertising solution for social media buying (see Note 11, Business acquisition), and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Three Months Ended March 31,
	2020	2019
Fluent segment revenue:
United States	$68,151	$58,654
International	9,411	7,907
Fluent segment revenue	$77,562	$66,561
All Other segment revenue:
United States	$1,185	$—
International	187	—
All Other segment revenue	$1,372	$—
Segment income (loss) from operations:
Fluent	$2,428	$2,788
All Other	(488)	—
Total income from operations	1,940	2,788
Interest expense, net	(1,532)	(1,778)
Income before income taxes	$408	$1,010

	March 31	December 31
	2020	2019
Total assets:
Fluent	$289,795	$296,714
All Other	18,459	20,379
Total assets	$308,254	$317,093

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

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. On March 12, 2020, the Company received a subpoena from the Office of the Attorney General of the District of Columbia ("DC AG") regarding the same issue. The Company has been fully cooperating with the NY AG, the DOJ, and the DC AG and is responding to the subpoenas. At this time, it is not possible to predict the ultimate outcome of any of these matters or the significance, if any, to the Company’s business, results of operations or financial position. As such, the Company is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds and responded to the Tax Department outlining its position. On January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustment and met with Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustment was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York, and renewed its challenge as to the taxability of its customer acquisition revenue. Since that time, the Company has received revised assessments for amounts less than the previous assessments; however, such assessments are open for further discussion and refinement. Based on the foregoing, the Company continues to believe that it is probable that a sales tax liability may result from this matter, and continues to estimate the range of any such liability to be between $0.7 million and $3.7 million. The Company has accrued a liability associated with these sales and use tax audits at the low end of this range.

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

11. Business acquisition

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

At closing, the Buyers paid to Sellers cash consideration of $7,302, net of adjustments for working capital and indebtedness, and issued a promissory note to Sellers with a present value of $2,350 in exchange for substantially all of the assets of Sellers. This promissory note is guaranteed by Fluent, LLC, and will not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing and is subject to setoff in respect of certain indemnity and other matters. See Note 5, Long-term debt, net for further detail. For the year ended December 31, 2019, the Company incurred transaction-related expenses of $483 in connection with the AdParlor Acquisition, which it recorded in general and administrative expenses in the consolidated statements of operations.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the closing date:

July 1, 2019

Cash and cash equivalents	$56
Accounts receivable	7,835
Prepaid expenses and other current assets	54
Property and equipment	138
Intangible assets	4,700
Goodwill	4,983
Other non-current assets	28
Accounts payable	(7,691)
Accrued expenses and other current liabilities	(418)
Deferred revenue	(33)
Total net assets acquired	$9,652

The fair values of the identifiable intangible assets and goodwill acquired at the closing date are as follows:

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

12. Subsequent events

On April 1, 2020, the Company, through a wholly owned subsidiary, acquired a 50% interest in Winopoly, LLC, a New York limited liability company (the "Winopoly Transaction"). Concurrent with the Winopoly Transaction, on April 1, 2020, Fluent, LLC entered into Limited Consent and Amendment No. 11 to the Credit Agreement, which modified certain provisions to accommodate the Company's entry into the Winopoly Transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 13, 2020 ("2019 Form 10-K"), and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company"), is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which in 2019 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Financial Products & Services, Retail & Consumer, Media & Entertainment, Staffing & Recruitment and Marketing Services.

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

First Quarter Financial Summary

Three months ended March 31, 2020 compared to March 31, 2019:

•	Revenue increased 19% to $78.9 million, from $66.6 million.
•	Net income was $0.4 million, or $0.01 per share, compared to $1.0 million or $0.01 per share.
•	Media margin increased 4% to $23.9 million, from $23.1 million, representing 30.3% of revenue.
•	Adjusted EBITDA decreased 1% to $9.0 million, based on net income of $0.4 million, from $9.1 million, based on a net income of $1.0 million.
•	Adjusted net income was $3.8 million, or $ 0.05 per share, compared to $4.1 million, or $ 0.05 per share.

Media margin, adjusted EBITDA and adjusted net income are non-GAAP financial measures.

COVID-19 Update

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. At this time, our operations have not been significantly impacted by the global economic impact of COVID-19, and we have taken appropriate measures to ensure that we are able to conduct our business remotely without significant disruptions.The economic uncertainty caused by COVID-19 has had an impact on certain of our advertiser clients in industry verticals such as staffing and recruitment and financial products and services, who have reduced their pricing and/or demand during the portion of the quarter impacted by the COVID-19 pandemic, resulting in lower overall margin for our services. We anticipate this effect to continue, and perhaps accelerate, for so long as the businesses of our advertiser clients in these verticals are adversely affected by the pandemic. Please see "Results of Operations" and Item 1A. Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Definitions, Reconciliations and Uses of Non-GAAP Financial Measures

We report the following non-GAAP measures:

Media margin is defined as revenue minus cost of revenue (exclusive of depreciation and amortization) attributable to variable costs paid for media and related expenses. Media margin is also presented as percentage of revenue.

Adjusted EBITDA is defined as net income excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) acquisition-related costs (6) restructuring and certain severance costs, (7) certain litigation and other related costs, and (8) one-time items.

Adjusted net income is defined as net income excluding (1) share-based compensation expense, (2) acquisition-related costs, (3) restructuring and certain severance costs, (4) certain litigation and other related costs, and (5) one-time items. Adjusted net income is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from net income, which we believe is the most directly comparable GAAP measure.

	Three Months Ended March 31,
	2020	2019
Net income	$408	$1,045
Income tax benefit	—	(35)
Interest expense, net	1,532	1,778
Depreciation and amortization	3,733	3,317
General and administrative	11,076	10,043
Product development	2,731	2,150
Sales and marketing	2,830	3,434
Non-media cost of revenue (1)	1,603	1,361
Media margin	$23,913	$23,093
Revenue	$78,934	$66,561
Media margin % of revenue	30.3%	34.7%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net income, which we believe is the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2020	2019
Net income	$408	$1,045
Income tax benefit	—	(35)
Interest expense, net	1,532	1,778
Depreciation and amortization	3,733	3,317
Share-based compensation expense	2,397	2,275
Acquisition-related costs	47	—
Restructuring and certain severance costs	—	110
Certain litigation and other related costs	907	489
One-time items	—	168
Adjusted EBITDA	$9,024	$9,147

Below is a reconciliation of adjusted net income and the related measure of adjusted net income per share from net income, which we believe is the most directly comparable GAAP measure.

	Three Months Ended March 31,
(In thousands, except share data)	2020	2019
Net income	$408	$1,045
Share-based compensation expense	2,397	2,275
Acquisition-related costs	47	—
Restructuring and certain severance costs	—	110
Certain litigation and other related costs	907	489
One-time items	—	168
Adjusted net income	$3,759	$4,087
Adjusted net income per share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted average number of shares outstanding:
Basic	78,604,280	79,097,426
Diluted	78,753,770	80,063,989

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

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain severance costs associated with department-specific reorganizations and certain litigation and other related costs associated with legal matters outside the ordinary course of business. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. Adjusted EBITDA for the three months ended March 31, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other adjustments for one-time items in the current period presented.

Adjusted net income, as defined above, and the related measure of adjusted net income per share exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. Adjusted net income for the three months ended March 31, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other adjustments for one-time items in the current period presented. We believe adjusted net income affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net income.

Media margin, adjusted EBITDA, adjusted net income and adjusted net income per share are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, net income as indicators of operating performance. None of these metrics are presented as measures of liquidity. The way we measure media margin, adjusted EBITDA and adjusted net income may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenue. Revenue increased $12.4 million, or 19%, to $78.9 million for the three months ended March 31, 2020, from $66.6 million for the three months ended March 31, 2019. The increase was primarily attributable to greater availability of consumer traffic to our websites, along with corresponding demand for our performance-based marketing services. We believe that a combination of reduced competition for media early in the year, followed by consumers spending more time on their mobile devices during the period of social isolation brought on by the COVID-19 pandemic, yielded a greater supply of consumer traffic. After the initial onset of the COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services began to reduce their spend with us, while certain advertisers in other verticals such as streaming services and mobile gaming have increased their demand. While the combination of these trends did not result in a significant disruption to our business in the quarter ended March 31, 2020, the trajectory of these trends is uncertain.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $11.8 million, or 26%, to $56.6 million for the three months ended March 31, 2020, from $44.8 million for the three months ended March 31, 2019. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites and, historically, on behalf of third-party advertisers.

The total cost of revenue as a percentage of revenue increased to 72% for the three months ended March 31, 2020, compared to 67% in the corresponding period in 2019, as certain advertising client segments, particularly staffing and recruitment and financial products and services, reduced their pricing and demand during the portion of the quarter impacted by the COVID-19 pandemic. In addition, certain initiatives, such as newer media supply channels, consumer media formats and geographic markets, which carry lower margins due their stage of development, represented an increased portion of our overall profitability. These factors resulted in a lower overall margin for our services. We anticipate future profitability will depend upon the interaction of these factors, including the extent of the adverse impact of COVID-19 on the businesses of our advertiser clients, among other factors.

Sales and marketing. Sales and marketing expenses decreased $0.6 million, or 18%, to $2.8 million for the three months ended March 31, 2020, from $3.4 million for the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, the amounts consisted mainly of employee salaries and benefits of $2.2 million and $2.3 million, non-cash share-based compensation expense of $0.2 million and $0.4 million, and advertising costs of $0.2 million and $0.4 million, respectively. We have seen favorable shifts in consumer interest in our offers since a majority of the United States mandated work from home for all but essential sectors; at the same time, we experienced uneven demand from our advertiser clients, depending on the impact of COVID-19 on their industries. We are actively managing our sales and marketing expenditures to reflect these rapidly shifting market dynamics. As a result, past levels of sales and marketing expenditures may not be indicative of future expenditures, which may increase or decrease as these uncertainties in our business play out.

Product development. Product development increased $0.6, or 27%, to $2.7 million for the three months ended March 31, 2020, from $2.2 million for the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, the amounts consisted mainly of salaries and benefits of $2.1 million and $1.8 million, respectively. We have not implemented any material changes to our product development strategy as a result of the COVID-19 pandemic.

General and administrative. General and administrative expenses increased $1.0 million, or 10%, to $11.1 million for the three months ended March 31, 2020, from $10.0 million for the March 31, 2019. For the three months ended March 31, 2020 and 2019, the amounts consisted mainly of employee salaries and benefits of $4.5 million and $4.1 million, non-cash share-based compensation expense of $1.9 million and $1.7 million, professional fees of $1.3 million and $1.9 million, office overhead of $0.9 million and $1.0 million, and certain litigation and related costs of $0.9 and $0.5, respectively. The increase was, therefore, mainly the result of increased employee-related costs resulting from the expansion of our workforce to support growth, in addition to an increase in certain litigation and related costs year over year, partially offset by a decrease in professional fees. At this time, we do not anticipate material changes to our general and administrative expenditures due to the COVID-19 pandemic. See “Item 1A Risk Factors” below.

Depreciation and amortization. Depreciation and amortization expenses increased $0.4 million, or 13%, to $3.7 million for the three months ended March 31, 2020, from $3.3 million for the March 31, 2019.

Interest expense, net. Interest expense, net, decreased $0.2 million, or 14%, to $1.5 million for the three months ended March 31, 2020, from $1.8 million for the March 31, 2019. The decrease was mainly attributable to a lower average debt balance outstanding on the Refinanced Term Loan described below under "Liquidity and Capital Resources".

Income before income taxes. For the three months ended March 31, 2020, income before income taxes decreased $0.6 million to $0.4 million, compared to $1.0 million for the March 31, 2019. The change was primarily due to an increase in cost of revenue of $11.8 million, general and administrative expense of $1.0 million and depreciation and amortization expense of $0.4 million, partially offset by an increase in revenue of $12.4 million and decrease in sales and marketing of $0.6, discussed above.

Income taxes. Income tax benefit was $0 thousand and $35 thousand for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and 2019, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on the our history of losses, current income, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net income. Net income of $0.4 million and $1.0 million was recognized for the three months ended March 31, 2020 and 2019, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and the competitive environment within our industry.

Liquidity and Capital Resources

Cash flows (used in) provided by operating activities. Net cash used in operating activities for the three months ended March 31, 2020 was $0.2 million and net cash provided by operating activities for the three months ended March 31, 2019 was $5.2 million, which was mainly the result of net working capital decreasing by $7.1 million compared to $2.3 million during the three months ended March 31, 2020 and 2019, respectively.

Cash flows used in investing activities. For the three months ended March 31, 2020 and 2019, net cash used in investing activities was $0.6 million and $1.7 million, respectively. The decrease in cash used was mainly due to reduced capital expenditures year over year.

Cash flows used in financing activities. Net cash used in financing activities for the three months ended March 31, 2020 and 2019 was $4.7 million and $2.5 million, respectively. The increase in cash used for the three months ended March 31, 2020 was mainly due to repayments of $3.0 million of the Refinanced Term Loan, compared to $0.9 million in 2019, and repurchase of treasury stock as part of a stock repurchase program of $1.3 million, partially offset by a decrease in statutory taxes paid related to the net share settlement of vested restricted stock units of $0.4 million, compared to $1.6 in 2019.

As of March 31, 2020, we had noncancelable operating lease commitments of $12.5 million and long-term debt which had $51.8 million principal balance. For the three months ended March 31, 2020, we funded our operations using available cash.

As of March 31, 2020, we had cash, cash equivalents and restricted cash of approximately $14.6 million, a decrease of $5.6 million from $20.2 million as of December 31, 2019, mainly as a result of cash used in financing activities. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We are continuing to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to shareholders. On July 1, 2019, we acquired substantially all of the assets of AdParlor Holdings, Inc. and certain affiliates for $7.3 million in cash, using cash on hand, and a $2.4 million promissory note to the sellers. See Note 11, Business acquisition, in the Notes to Consolidated Financial Statements.

As of March 31, 2020, the Refinanced Term Loan has an outstanding principal balance of $49.3 million and matures on March 26, 2023. The Credit Agreement, along with the related Amendment No. 6 governing the Refinanced Term Loan and subsequent amendments, contain restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants and prepayment penalties in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our shareholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs. The Refinanced Term Loan is guaranteed by us and our direct and indirect subsidiaries and is secured by substantially all of our assets and those of our direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of either, at Fluent's option, (a) LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate (generally equivalent to the U.S. prime rate) plus 6.0% per annum, payable in cash. Principal amortization of the Refinanced Term Loan is $0.9 million per quarter, commencing with the fiscal quarter ended June 30, 2018.

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants. While we were in compliance with the financial and other covenants at March 31, 2020, we cannot assure that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain prepayment provisions, including mandatory quarterly prepayments of the Refinanced Term Loan with a portion of our excess cash flow and prepayment penalties if we prepay the Refinanced Term Loan before the fourth anniversary of Amendment No. 6. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants and mandatory quarterly prepayment provisions and prepayment penalties could impair our ability to expand or pursue our business strategies or obtain additional funding.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

During the three months ended March 31, 2020, we determined that the decline in market value of our publicly traded stock and the macroeconomic conditions arising from the global COVID-19 pandemic constituted an impairment triggering event for our two reporting units, Fluent and All Other. As such, we conducted an interim test of the fair value of our goodwill for potential impairment as of March 31, 2020. Based on the results of this interim impairment test, which used a combination of income and market approaches to determine the fair value of our two reporting units, we concluded that Fluent's goodwill of $159,791 and All Other's goodwill of $4,983, were not impaired since the results of the interim test indicated that the estimated fair values exceeded their carrying value by approximately 18% and 4%, respectively. We believe that the assumptions utilized in our interim impairment testing over our two reporting units, including the determination of an appropriate discount rate of 13.0% for Fluent and 16.5% for All Other, long-term profitability growth projections, and estimated future cash flows, are reasonable. The risk of future impairment of goodwill exists if actual results, such as lower than expected revenue, profitability, cash flows, market multiples, discount rates and control premiums, differ from the assumptions used in our interim impairment test. In addition, a sustained decline in the market value of our publicly traded stock could impact the fair value assessment.

For additional information, please refer to our 2019 Form 10-K. There have been no additional material changes to Critical Accounting Policies and Estimates disclosed in the 2019 Form 10-K.

Recently issued accounting and adopted standards

See Note 1(b), "Recently issued and adopted accounting standards," in the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2020. As described below and as previously reported in our 2019 Form 10-K, in connection with management’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weakness in our internal control over financial reporting as of December 31, 2018, which was not remediated as of December 31, 2019 and which is in the process of being remediated as of March 31, 2020.

On July 1, 2019, we acquired substantially all of the assets of AdParlor Holdings, LLC and certain of its affiliates, as described in Note 11, Business acquisition. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of March 31, 2020 did not include an assessment of those disclosure controls and procedures that are subsumed by internal control over financial reporting as it relates to the AdParlor Acquisition. We will continue the process of implementing internal controls over financial reporting for the AdParlor business. As of March 31, 2020, assets and revenues excluded from management's assessment totaled 6.0% and 1.7%, respectively, of our consolidated financial statements for the three months ended March 31, 2020.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Material Weakness

With the oversight of management and the audit committee of the Company’s board of directors, we are actively taking the appropriate steps towards the remediation of the underlying causes of the material weakness described above. During the third quarter of 2019, we commenced configuration of our new ERP system, NetSuite, with the first phase of our implementation completed on January 1, 2020, at which point we transitioned to NetSuite as our general ledger. While the full integration of our internal revenue tracking platforms with NetSuite remains ongoing, we believe that once NetSuite is fully integrated, its automated processes will include controls that will render unnecessary the manual preventative and detective controls that were deemed inadequate at December 31, 2019. We will continue our implementation of NetSuite, including the design of appropriate automated processes and controls, and continue to monitor, evaluate and update, as necessary, our processes and controls during the post-implementation period for an appropriate period of time before concluding that the material weakness described above has been effectively remediated.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes to our internal control over financial reporting during this quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Legal Matters

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. On March 12, 2020, the Company received a subpoena from the Office of the Attorney General of the District of Columbia ("DC AG") regarding the same issue. The Company has been fully cooperating with the NY AG, the DOJ, and the DC AG and is responding to the subpoenas. At this time, it is not possible to predict the ultimate outcome of any of these matters or the significance, if any, to our business, results of operations or financial position.

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds and responded to the Tax Department outlining its position. On January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustment and met with Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustment was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York, and renewed its challenge as to the taxability of its customer acquisition revenue. Since that time, the Company has received revised assessments for amounts less than the previous assessments; however, such assessments are open for further discussion and refinement. Based on the foregoing, the Company continues to believe that it is probable that a sales tax liability may result from this matter, and continues to estimate the range of any such liability to be between $0.7 million and $3.7 million. The Company has accrued a liability associated with these sales and use tax audits at the low end of this range.

On January 28, 2020, the Company received a Civil Investigative Demand (“CID”) from the FTC regarding compliance with the FTC Act or the TSR, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security. The Company has been fully cooperating with the FTC and is responding to the CID. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to our business, results of operations or financial position.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2019 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our 2019 Form 10-K, except as noted below.

Unfavorable global economic conditions, including as a result of health and safety concerns around the ongoing COVID-19 pandemic, could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of the COVID-19 coronavirus. The most recent global financial crisis caused by COVID-19 has resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn presents a variety of risks to our business, including the potential for weakened demand from our advertiser clients or delays in client payments. A weak or declining economy could also strain our media supply channels.

After the initial onset of the COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services began to reduce their spend with us, while certain advertisers in other verticals, such as streaming services and mobile gaming, have increased their demand, as many consumers are spending more time on their mobile devices during this period of social isolation. While the combination of these trends did not result in a significant disruption to our business in the quarter ended March 31, 2020, the trajectory of these trends is uncertain. These trends, or others that have yet to be identified, could have a material adverse impact on our business, financial condition and results of operations in subsequent periods. The extent of any impact is uncertain and cannot be reasonably estimated at this time.

Additionally, our business relies heavily on people, and adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business. We implemented company-wide work-from-home beginning on March 13, 2020. While we believe we are well-positioned to adapt to a work-from-home environment, COVID-19 increases the likelihood of certain risks of disruption to our business, such as the incapacity of certain employees or system interruptions, which could lead to diminishment of our regular business operations, technological capacity and cybersecurity capabilities, as well as operational inefficiencies and reputational harm.

While we do not anticipate any material impact to our operational capabilities as a result of COVID-19, we cannot predict the impact it may have on our business due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our clients’ businesses and other factors.

The expansion of our international operations subjects us to increased challenges and risks.

We have begun expanding our website offerings into additional international markets beyond the UK and may expand further into additional countries in Europe or other regions. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, legal and regulatory systems, taxation regimes, and commercial infrastructures. Continued international expansion will require us to invest significant funds and other resources and may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	compliance with applicable foreign laws and regulations and adapting to foreign customs and practices as they relate to our business;

•	compliance with the GDPR and other foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;

•	cross-border data transfers among us, our subsidiaries, and our customers, vendors, and business partners;

•	difficulties and added costs of conducting our business in foreign languages;

•	credit risk and higher levels of payment fraud, as well as longer sales or collection cycles in some countries;

•	compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act;

•	recruiting and retaining employees in foreign countries;

•	increased competition from local providers;

•	economic and political instability in some countries, including as a result of health concerns, terrorist attacks and civil unrest;

•	less protective intellectual property laws;

•

compliance with the laws of numerous foreign taxing jurisdictions in which we conduct business, potential double taxation of our international earnings and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;

•	overall higher costs of doing business internationally.

If our revenue from our international operations does not exceed the expense of establishing and maintaining these operations, our business and operating results could suffer and we may decide to make changes to our business in an effort to mitigate losses. If are unable to successfully manage the risks and costs associated with international operations, it could adversely affect our business and/or results of operations.

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

Fluent, Inc.

May 11, 2020	By:	/s/ Alexander Mandel
Alexander Mandel
Chief Financial Officer
(Principal Financial and Accounting Officer)