Form 10-Q
period 2020-06-30
Fluent, Inc.
filed 2020-08-10
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 5, 2020, the registrant had 76,313,556 shares of common stock outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS:
Cash and cash equivalents	$20,218	$18,679
Accounts receivable, net of allowance for doubtful accounts of $309 and $1,967, respectively	55,304	60,915
Prepaid expenses and other current assets	1,996	1,921
Total current assets	77,518	81,515
Restricted cash	1,480	1,480
Property and equipment, net	2,566	2,863
Operating lease right-of-use assets	9,063	9,865
Intangible assets, net	51,094	55,603
Goodwill	165,088	164,774
Other non-current assets	1,592	993
Total assets	$308,401	$317,093
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$11,601	$21,574
Accrued expenses and other current liabilities	21,027	20,358
Deferred revenue	2,468	1,140
Current portion of long-term debt	9,677	6,873
Current portion of operating lease liability	2,279	2,282
Total current liabilities	47,052	52,227
Long-term debt, net	38,115	44,098
Operating lease liability	8,176	9,056
Other non-current liabilities	1,243	775
Total liabilities	94,586	106,156
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 79,908,985 and 78,642,078, respectively; and Shares outstanding — 76,292,587 and 75,873,679, respectively	40	39
Treasury stock, at cost — 3,616,398 and 2,768,399 shares, respectively	(9,930)	(8,184)
Additional paid-in capital	409,961	406,198
Accumulated deficit	(186,256)	(187,116)
Total shareholders' equity	213,815	210,937
Total liabilities and shareholders' equity	$308,401	$317,093

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$71,509	$70,560	$150,443	$137,121
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	49,007	49,133	105,631	93,962
Sales and marketing	2,888	3,058	5,718	6,492
Product development	3,115	2,287	5,846	4,445
General and administrative	10,044	10,294	21,120	20,329
Depreciation and amortization	3,853	3,306	7,586	6,623
Goodwill impairment	817	—	817	—
Total costs and expenses	69,724	68,078	146,718	131,851
Income from operations	1,785	2,482	3,725	5,270
Interest expense, net	(1,333)	(1,767)	(2,865)	(3,545)
Income before income taxes	452	715	860	1,725
Income tax benefit	—	—	—	35
Net income	452	715	860	1,760

Basic and diluted income per share:
Basic	$0.01	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.01	$0.02

Weighted average number of shares outstanding:
Basic	78,510,383	79,388,383	78,557,331	79,297,599
Diluted	78,666,776	81,132,304	78,905,792	80,443,530

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2020	79,809,417	$40	3,601,804	$(9,900)	$408,633	$(186,708)	$212,065
Vesting of restricted stock units and issuance of restricted stock	99,568	—	—	—	—	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	14,594	(30)	—	—	(30)
Share-based compensation	—	—	—	—	1,328	—	1,328
Net income	—	—	—	—	—	452	452
Balance at June 30, 2020	79,908,985	$40	3,616,398	$(9,930)	$409,961	$(186,256)	$213,815

Balance at December 31, 2019	78,642,078	$39	2,768,399	$(8,184)	$406,198	$(187,116)	$210,937
Vesting of restricted stock units and issuance of restricted stock	1,566,907	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	190,326	(446)	—	—	(446)
Repurchase of shares into treasury stock	—	—	657,673	(1,300)	—	—	(1,300)
Exercise of warrants by certain warrant holders (see note 7)	(300,000)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,764	—	3,764
Net income	—	—	—	—	—	860	860
Balance at June 30, 2020	79,908,985	$40	3,616,398	$(9,930)	$409,961	$(186,256)	$213,815

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2019	77,603,189	$39	1,554,829	$(4,882)	$399,208	$(184,324)	$210,041
Vesting of restricted stock units and issuance of restricted stock	931,585						—
Increase in treasury stock resulting from shares withheld to cover statutory taxes			230,660	(1,469)			(1,469)
Share-based compensation expense					2,984		2,984
Net income						715	715
Balance at June 30, 2019	78,534,774	$39	1,785,489	$(6,351)	$402,192	$(183,609)	$212,271

Balance at December 31, 2018	76,525,581	$38	1,233,198	$(3,272)	$395,769	$(185,369)	$207,166
Vesting of restricted stock units and issuance of restricted stock	2,009,193	1			(1)		—
Increase in treasury stock resulting from shares withheld to cover statutory taxes			552,291	(3,079)			(3,079)
Reclassification of exercisable warrants from liability to equity					1,150		1,150
Share-based compensation expense					5,274		5,274
Net income						1,760	1,760
Balance at June 30, 2019	78,534,774	$39	1,785,489	$(6,351)	$402,192	$(183,609)	$212,271

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$860	$1,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,586	6,623
Non-cash interest expense	694	648
Share-based compensation expense	3,678	5,229
Goodwill impairment	817	—
Non-cash accrued compensation expenses for Put/Call Consideration	530	—
Provision for bad debt	131	189
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	5,513	2,758
Prepaid expenses and other current assets	(75)	(522)
Other non-current assets	(599)	(21)
Operating lease assets and liabilities, net	(81)	1,560
Accounts payable	(9,973)	(1,551)
Accrued expenses and other current liabilities	(515)	(3,762)
Deferred revenue	1,328	202
Other	(62)	—
Net cash provided by operating activities	9,832	13,113
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(1,426)	—
Acquisition of property and equipment	(37)	(1,894)
Capitalized costs included in intangible assets	(1,211)	(978)
Net cash used in investing activities	(2,674)	(2,872)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,873)	(3,095)
Taxes paid related to net share settlement of vesting of restricted stock units	(446)	(3,079)
Repurchase of treasury stock	(1,300)	—
Net cash used in financing activities	(5,619)	(6,174)
Net increase in cash, cash equivalents and restricted cash	1,539	4,067
Cash, cash equivalents and restricted cash at beginning of period	20,159	19,249
Cash, cash equivalents and restricted cash at end of period	$21,698	$23,316
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$2,100	$2,810
Cash paid for income taxes	$—	$—
Share-based compensation capitalized in intangible assets	$86	$45
Non-cash additions to property and equipment	$—	$122
Reclassification of exercisable warrants from liability to equity	$—	$1,150

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

From time to time, the Company may enter into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. As of April 1, 2020, the Company has included Winopoly, LLC in its consolidated financial statements as a VIE (as further discussed in Note 11, Business acquisitions and Note 12, Variable interest entity).

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  June 30, 2020 and December 31, 2019, the balance of deferred revenue was $2,468 and $1,140, respectively. The majority of the deferred revenue balance as of  December 31, 2019 was recognized into revenue during the first quarter of 2020.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  June 30, 2020 and December 31, 2019, unbilled revenue included in accounts receivable was $23,142 and $29,061, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue bille

d.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

(d) Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, purchase accounting, put/call considerations, consolidation of variable interest entity and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable, but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Except for the impairment of goodwill related to the Company’s All Other reporting unit as discussed in Note 4, Goodwill, results of operations for the three and six months ended June 30, 2020 did not include any adjustments to assets or liabilities due to the impact of COVID-19. While the Company has not incurred significant disruptions to its business thus far from the COVID-19 pandemic, management is unable to accurately predict the impact COVID-19 will have on its operations due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to customers' and suppliers' businesses and numerous other factors. Management will continue to evaluate the nature and extent that COVID-19 will impact its business, results of operations and financial condition.

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

For the three and six months ended June 30, 2020 and 2019, basic and diluted income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$452	$715	$860	$1,760
Denominator:
Weighted average shares outstanding	76,244,975	76,487,160	76,007,997	76,056,652
Weighted average restricted shares vested not delivered	2,265,408	2,901,223	2,549,334	3,240,947
Total basic weighted average shares outstanding	78,510,383	79,388,383	78,557,331	79,297,599
Dilutive effect of assumed conversion of restricted stock units	156,393	1,408,277	348,461	882,263
Dilutive effect of assumed conversion of warrants	—	329,808	—	262,567
Dilutive effect of assumed conversion of stock options	—	5,836	—	1,101
Total diluted weighted average shares outstanding	78,666,776	81,132,304	78,905,792	80,443,530
Basic and diluted income per share:
Basic	$0.01	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.01	$0.02

The following potentially dilutive securities were excluded from the calculation of diluted income per share, as their effects would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units	3,412,390	110,000	2,288,573	1,740,502
Stock options	2,568,000	2,060,000	2,568,000	2,060,000
Warrants	2,183,333	1,350,000	2,183,333	1,350,000
Total anti-dilutive securities	8,163,723	3,520,000	7,039,906	5,150,502

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	June 30, 2020	December 31, 2019
Gross amount:
Software developed for internal use	3	$5,987	$4,866
Acquired proprietary technology	3-5	14,638	13,661
Customer relationships	5-10	37,886	37,286
Trade names	4-20	16,657	16,657
Domain names	20	191	191
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		108,419	105,721
Accumulated amortization:
Software developed for internal use		(2,752)	(1,995)
Acquired proprietary technology		(11,021)	(9,516)
Customer relationships		(22,011)	(19,396)
Trade names		(3,806)	(3,359)
Domain names		(44)	(39)
Databases		(15,987)	(14,182)
Non-competition agreements		(1,704)	(1,631)
Total accumulated amortization		(57,325)	(50,118)
Net intangible assets:
Software developed for internal use		3,235	2,871
Acquired proprietary technology		3,617	4,145
Customer relationships		15,875	17,890
Trade names		12,851	13,298
Domain names		147	152
Databases		15,305	17,110
Non-competition agreements		64	137
Total intangible assets, net		$51,094	$55,603

The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"), the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"), the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"), and the acquisition of a 50% interest in Winopoly, LLC (the "Winopoly Acquisition"), effective April 1, 2020 (see Note 11, Business acquisitions).

During the three months ended June 30, 2020, the Company determined that the effects of the macroeconomic conditions arising from the global COVID-19 pandemic and the social unrest throughout the United States during June 2020, which changed the media-buying patterns of certain customers directly impacting the All Other reporting unit, constituted an impairment triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of June 30, 2020, its long-lived assets were not impaired. Management believes that the assumptions utilized in this interim impairment testing, including the determination of estimated future cash flows, are reasonable. Future tests may indicate impairment if actual future cash flows or other factors differ from the assumptions used in the Company's interim impairment test at June 30, 2020.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Amortization expense of $3,659 and $3,127 for the three months ended June 30, 2020 and 2019, respectively, and $7,206 and $6,252, for the six months ended June 30, 2020 and 2019, respectively, is included in depreciation and amortization expenses in the consolidated statements of operations. As of June 30, 2020, intangible assets with a carrying amount of $633, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of June 30, 2020, estimated amortization expense related to the Company's intangible assets for the remainder of 2020 and through 2025 and thereafter are as follows:

Year	June 30, 2020
Remainder of 2020	$7,266
2021	11,674
2022	10,341
2023	4,912
2024	4,470
2025 and thereafter	12,431
Total	$51,094

4. Goodwill

Goodwill represents the cost in excess of fair value of net assets acquired in a business combination. As of June 30, 2020, the total balance of goodwill was $165,088, and relates to the acquisition of Interactive Data, LLC, the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, and the Winopoly Acquisition (see Note 11, Business acquisitions).

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

During the three months ended June 30, 2020, the Company determined that the effects of the macroeconomic conditions arising from the global COVID-19 pandemic and the social unrest throughout the United States during June 2020, which changed the media-buying patterns of certain customers directly impacting the All Other reporting unit, constituted an impairment triggering event. As such, the Company conducted an interim test of the fair value of its goodwill for potential impairment as of June 30, 2020. The results of this interim impairment test, which used a combination of income and market approaches to determine the fair value of the All Other reporting unit, indicated that its carrying value exceeded its estimated fair value by 8.9%, the Company concluded that All Other's goodwill of $4,983 was impaired by $817. The Company believes that the assumptions utilized in its interim impairment testing, including the determination of an appropriate discount rate of 16%, long-term profitability growth projections, and estimated future cash flows, are reasonable. The interim goodwill impairment test reflected management's best estimate of the economic impact to its business, end-market conditions and recovery timelines. While no further triggering events were identified by management as of June 30, 2020, if the ongoing economic uncertainty proves to be more severe than estimated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in future impairment charges.

As of June 30, 2020 and December 31, 2019, the change in the carrying value of goodwill for the Company's operating segments are listed below:

	Fluent	All Other	Total
Balance as of December 31, 2019	$159,791	$4,983	$164,774
Winopoly Acquisition	1,131	—	1,131
Goodwill impairment	—	(817)	(817)
Balance as of June 30, 2020	$160,922	$4,166	$165,088

5. Long-term debt, net

Long-term debt, net, related to the Refinanced Term Loan and Note Payable (as defined below) consisted of the following:

	June 30, 2020	December 31, 2019
Refinanced Term Loan due 2023 (less unamortized discount of $3,072 and $3,715, respectively)	$45,341	$48,571
Note Payable due 2021 (less unamortized discount of $49 and $100, respectively)	2,451	2,400
Long-term debt, net	47,792	50,971
Less: Current portion of long-term debt	(9,677)	(6,873)
Long-term debt, net (non-current)	$38,115	$44,098

Refinanced Term Loan

On March 26, 2018, Fluent, LLC refinanced and fully repaid its existing term loans and certain promissory notes, which had been entered into on December 8, 2015, with a new term loan in the amount of $70.0 million ("Refinanced Term Loan"), pursuant to a Limited Consent and Amendment No. 6 ("Amendment No. 6") to its Credit Agreement (the "Credit Agreement"). The Refinanced Term Loan is guaranteed by the Company and its direct and indirect subsidiaries, and is secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of either, at Fluent's option, (a) LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) the base rate (generally equivalent to the U.S. prime rate) plus 6.0% per annum, payable in cash.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

The Refinanced Term Loan matures on March 26, 2023 and interest is payable monthly. Scheduled principal amortization of the Refinanced Term Loan is $875 per quarter, which commenced with the fiscal quarter ended June 30, 2018. The Credit Agreement, as amended, requires the Company to maintain and comply with certain financial and other covenants and includes certain prepayment provisions, including mandatory quarterly principal prepayments with a portion of the Company's excess cash flow. For the three months ended June 30, 2020, the quarterly prepayment resulting from excess cash flow was $4,927. At June 30, 2020, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

Note Payable

On July 1, 2019, in connection with the AdParlor Acquisition (as defined in Note 11, Business acquisitions), the Company issued a promissory note (the "Note Payable") in the principal amount of $2,350, net of discount of $150 from imputing interest on the non-interest bearing note using a 4.28% rate. The promissory note is guaranteed by the Company's subsidiary, Fluent, LLC, will not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing of the acquisition and is subject to setoff in respect of certain indemnity and other matters.

Maturities

As of June 30, 2020, scheduled future maturities of the Refinanced Term Loan and Note Payable are as follows:

Year	June 30, 2020
Remainder of 2020	$7,927
2021	4,750
2022	3,500
2023	34,736
2024	—
Total maturities	$50,913

Fair value

As of June 30, 2020, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. The Company updates its estimated annual effective tax rate on a quarterly basis and, if the estimate changes, makes a cumulative adjustment.

As of  June 30, 2020 and December 31, 2019, the Company has recorded a full valuation allowance against net deferred tax assets, and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Based on current income and anticipated future earnings, the Company believes there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance will be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

For the six months ended June 30, 2020 and 2019, the Company's effective income tax rate of 0% and 2%, respectively, differed from the statutory federal income tax rate of 21%, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available as of the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the Company's financial statements.

As of  June 30, 2020 and December 31, 2019, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of June 30, 2020, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations, including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. Management is currently assessing the future implications of these provisions within the CARES Act but does not anticipate the impact to be material to the Company's consolidated financial statements.

7. Common stock, treasury stock and warrants

Common stock

As of  June 30, 2020 and December 31, 2019, the number of issued shares of common stock was 79,908,985 and 78,642,078, respectively, which included shares of treasury stock of 3,616,398 and 2,768,399, respectively.

For the six months ended June 30, 2020, the change in the number of issued shares of common stock was a result of an aggregate 1,566,907 shares of common stock issued upon vesting of RSUs, including 190,326 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, discussed below. Additionally, as discussed and defined below, the holders of the Amended Whitehorse Warrants exercised the Put Right to require the Company to purchase from the warrant holders the 300,000 Warrant Shares for an aggregate of $1,150. The Company funded such purchase with cash on hand.

Treasury stock

As of  June 30, 2020 and December 31, 2019, the Company held shares of treasury stock of 3,616,398 and 2,768,399, with a cost of $9,930 and $8,184, respectively.

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the six months ended June 30, 2020, 190,326 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 8, Share-based compensation. During the six months ended June 30, 2020, the Company repurchased 657,673 of its own shares as part of a stock repurchase program authorized by the Company's Board of Directors on November 19, 2019.

Warrants

As of  June 30, 2020 and December 31, 2019, warrants to purchase an aggregate of 2,183,333 and 2,398,776 shares, respectively, of common stock were outstanding, respectively, with exercise prices ranging from $3.75 to $6.00 per share.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

8. Share-based compensation

As of June 30, 2020, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan (the "2015 Plan") and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,129,259 shares of common stock. As of June 30, 2020, there were 1,755,868 shares of common stock reserved for issuance under the 2018 Plan. The primary purpose of the plans is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on February 1, 2019, December 20, 2019 and March 1, 2020, respectively, under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125.00%, 133.33% and 133.33%, respectively, of the exercise price for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78% and 177.78%, respectively, of the exercise price for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of June 30, 2020, the first condition for the stock options issued on February 1, 2019 has been met; therefore, 50% of the shares subject to these stock options vested on February 1, 2020. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020
Fair value lower range	$2.81	$1.58	$1.46
Fair value higher range	$2.86	$1.61	$1.49
Exercise price	$4.72	$2.56	$2.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5
Expected volatility	65%	70%	70%
Dividend yield	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%

For the six months ended June 30, 2020, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2019	2,120,000	$5.21	8.7	$—
Granted	478,000	$2.48	9.5
Expired	(30,000)	$7.14	—
Outstanding as of June 30, 2020	2,568,000	$4.34	8.6	$—
Options exercisable as of June 30, 2020	1,086,000	$4.82	8.1	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the six months ended June 30, 2020, the unvested balance of options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2019	2,008,000	$4.72	9.1
Granted	478,000	$2.48	9.5
Vested	(1,004,000)	$4.72	8.6
Unvested as of June 30, 2020	1,482,000	$4.00	8.9

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Compensation expense recognized for stock options of $152 and $1,252 for the three months ended June 30, 2020 and 2019, respectively, and $1,351 and $2,103 for the six months ended June 30, 2020 and 2019, respectively, was recorded in sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of June 30, 2020, there was $473 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the six months ended June 30, 2020, details of unvested RSU and restricted stock activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2019	3,394,370	$8.03
Granted	1,545,032	$2.03
Vested and delivered	(1,376,581)	$3.58
Withheld as treasury stock (1)	(190,326)	$4.04
Vested not delivered (2)	525,334	$2.84
Forfeited	(161,506)	$2.77
Unvested as of June 30, 2020	3,736,323	$6.83

(1)

As discussed in Note 7, Common stock, treasury stock and warrants, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs. As of June 30, 2020, there were 3,616,398 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the six months ended June 30, 2020, there was a net decrease of 525,334 shares included in the vested not delivered balance as a result of the delivery of 655,333 shares, partially offset by the vesting of 129,999 shares with deferred delivery election. As of June 30, 2020, 2,262,001 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs and restricted stock of $1,176 and $1,732 for the three months ended June 30, 2020 and 2019, respectively, and $2,413 and $3,171 for the six months ended June 30, 2020 and 2019, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of June 30, 2020, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $10,434, which is expected to be recognized over a weighted average period of 2.6 years.

For the three and six months ended June 30, 2020 and 2019, share-based compensation for the Company's stock option, RSU, common stock and restricted stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales and marketing	$269	$160	$487	$529
Product development	286	277	523	522
General and administrative	726	2,517	2,668	4,178
Share-based compensation expense	1,281	2,954	3,678	5,229
Capitalized in intangible assets	47	30	86	45
Total share-based compensation	$1,328	$2,984	$3,764	$5,274

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is segment income (loss) from operations. As of June 30, 2020, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results for the three and six months ended June 30, 2020 of AdParlor, LLC (see Note 11, Business acquisitions), and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fluent segment revenue:
United States	$57,462	$62,644	$125,613	$122,121
International	12,935	7,916	22,346	15,000
Fluent segment revenue	$70,397	$70,560	$147,959	$137,121
All Other segment revenue:
United States	$1,012	$—	$2,197	$—
International	100	—	287	—
All Other segment revenue	$1,112	$—	$2,484	$—
Segment income (loss) from operations:
Fluent	$2,420	$2,482	$4,848	$5,270
All Other	(635)	—	(1,123)	—
Total income from operations	1,785	2,482	3,725	5,270
Interest expense, net	(1,333)	(1,767)	(2,865)	(3,545)
Income before income taxes	$452	$715	$860	$1,725

	June 30	December 31
	2020	2019
Total assets:
Fluent	$293,917	$296,714
All Other	14,484	20,379
Total assets	$308,401	$317,093

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

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. On March 12, 2020, the Company received a subpoena from the Office of the Attorney General of the District of Columbia ("DC AG") regarding the same issue. The Company has been fully cooperating with the NY AG, the DOJ, and the DC AG. Based on recent communications with the NY AG, the Company believes that a loss from these matters is probable, but it is not yet possible to reasonably estimate the magnitude of such loss. However, an unfavorable outcome could have a material adverse effect on the Company’s business, results of operations or financial position.

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and met with the Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustments was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York and renewed its challenge as to the taxability of its customer acquisition revenue. On July 22 and 31, 2020, the Company received notices of determination from the Tax Department totaling $3.0 million, including $0.7 million of interest. Based on the foregoing, the Company believes that it is probable that a sales tax liability may result from this matter, and has estimated the range of any such liability to be between $0.7 million and $3.0 million. The Company has accrued a liability associated with these sales and use tax audits at the low end of this range.

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

11. Business acquisitions

Winopoly acquisition

On April 1, 2020, the Company acquired, through a wholly owned subsidiary, a 50% membership interest in Winopoly, LLC (the "Winopoly Acquisition") for a deemed purchase price of $2,553, which consisted of $1,553 in cash and contingent consideration with a fair value of $1,000 payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. Winopoly, LLC is a contact center operation, which serves as a marketplace that matches consumers sourced by Fluent with advertiser clients. In accordance with ASC 805, the Company determined that the Winopoly Acquisition constituted the purchase of a business. For the six months ended June 30, 2020, the Company incurred transaction-related expenses of $60 in connection with the acquisition, which are recorded in general and administrative expenses in the consolidated statements of operations. Assets and revenues of Winopoly, LLC totaled 0.9% and 0.7%, respectively, of the Company's consolidated financial statements at and for the six months ended June 30, 2020, and are included in the Fluent operating segment.

The preliminary fair value of the acquired customer relationships of $600, to be amortized over a period of five years, was determined using the excess earnings method, a variation of the income approach, while the preliminary fair value of the acquired developed technology of $800, to be amortized over a period of three years, was determined using the cost approach. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of $1,131 and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. The purchase accounting process has not yet been completed, primarily because the valuation of acquired assets and liabilities assumed has not been finalized. The Company expects to complete the purchase accounting as soon as practicable but no later than one year from the acquisition date. The Company does not believe there will be material adjustments.

At any time between the fourth and sixth anniversary of the Winopoly Acquisition, the sellers  may exercise a put option whereby the Company is required to acquire the remaining 50% membership interests in Winopoly, LLC. During this period, the Company also has the ability to exercise a call option whereby the sellers must sell the remaining 50% membership interests in Winopoly, LLC to the Company. The purchase price paid for the remaining 50% membership interests would be calculated based on a multiple of 4.0 x EBITDA (as such term is defined in the agreement between the parties), applied to a twelve-month period spanning the five months prior to month of put/call closing extending through six months following the month of put/call closing. In connection with the exercise of the put/call option, certain of the seller parties must enter into employment agreements with the Company in order to receive their share of the consideration for the remaining 50% of the membership interests (the "Put/Call Consideration").

Although the sellers maintain an equity interest in Winopoly, LLC, we have deemed this equity interest to be non-substantive in nature, as the sellers will primarily benefit from the Winopoly Acquisition based on periodic distributions of the earnings of Winopoly, LLC and the Put/Call Consideration, both of which are dependent on their continued service. Without providing service, the sellers could benefit from their pro rata share of the proceeds upon a third-party sale or liquidation of Winopoly, LLC; however, such a liquidity event is considered unlikely. Therefore, no non-controlling interest has been recognized. Periodic distributions for services rendered will be recorded as compensation expense. In addition, we will estimate the amount of the Put/Call Consideration, which will be accreted over the six year estimated service period, consisting of the estimated four years until the put/call can be exercised and the additional two-year service requirement. For the three and six months ended June 30, 2020, compensation expense of $530 related to the Put/Call Consideration was recorded in general and administrative on the consolidated statement of operations, with a corresponding liability in other non-current liabilities on the consolidated balance sheet.

AdParlor acquisition

On July 1, 2019, two wholly owned subsidiaries of the Company, AdParlor, LLC (formerly known as AdParlor Acquisition, LLC), a Delaware limited liability company, and Fluent Media Canada, Inc., a British Columbia company (together with AdParlor, LLC, each a "Buyer" and collectively "Buyers"), completed the acquisition of substantially all of the assets of AdParlor Holdings, Inc., a Delaware corporation ("AdParlor Holdings"), AdParlor International, Inc., a Delaware corporation ("AdParlor International"), AdParlor Media, Inc., a Delaware corporation ("AdParlor Media US"), and AdParlor Media ULC, a British Columbia unlimited liability company (together with AdParlor Holdings, AdParlor International and AdParlor Media US, each a "Seller" and collectively "Sellers") pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated June 17, 2019, by and among Buyers, Sellers and the parent of the Sellers, v2 Ventures Group LLC, a Delaware limited liability company (the "AdParlor Acquisition"). The purpose of the acquisition was to expand the Company's performance-based marketing capabilities. In accordance with ASC 805, the Company determined that the AdParlor Acquisition constituted the purchase of a business.

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

With the assistance of a third-party valuation firm, the fair value of the acquired customer relationships was determined using the excess earnings method, a variation of the income approach, while the fair value of the acquired developed technology, trade names and trademarks were determined using the relief from royalty method of the income approach. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. For tax purposes, the goodwill is deductible over fifteen years.

12. Variable Interest Entity

The Company has determined that Winopoly, LLC (as discussed in Note 11, Business acquisitions) qualifies as a VIE, for which the Company is the primary beneficiary. A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date.

Winopoly is a VIE, and the Company is its primary beneficiary, as contractual arrangements provides the Company with the control over certain activities that most significantly impact its economic performance. These significant activities include the compliance practices of Winopoly, LLC and the Company's provisions of leads that Winopoly, LLC uses to generate its revenue, which ultimately give the Company controlling interest. The Company therefore consolidates Winopoly, LLC in its consolidated financial statements, inclusive of deemed compensation expense to the sellers for services rendered.

13. Related party transactions

The Company earns revenue and incurs expenses from a client in which the Company's Chief Executive Officer holds a significant ownership interest. For the three and six months ended June 30, 2020, the Company recognized revenue from this client of $95 and $145, respectively. For both the three and six months ended June 30, 2020, the Company incurred expenses from this client of $1.

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

Second Quarter Financial Summary

Three months ended June 30, 2020 compared to three months ended June 30, 2019:

•	Revenue increased 1% to $71.5 million, from $70.6 million.
•	Net income was $0.5 million, or $0.01 per share, compared to $0.7 million or $0.01 per share.
•	Media margin increased 8% to $24.8 million, from $22.9 million, representing 34.7% of revenue.
•	Adjusted EBITDA decreased 3% to $9.4 million, based on net income of $0.5 million, from $9.7 million, based on a net income of $0.7 million.
•	Adjusted net income was $4.2 million, or $0.05 per share, compared to $4.6 million, or $0.06 per share.

Six months ended June 30, 2020 compared to six months ended June 30, 2019:

•	Revenue increased 10% to $150.4 million, from $137.1 million.
•	Net income was $0.9 million, or $0.01 per share, compared to $1.8 million or $0.02 per share.
•	Media margin increased 6% to $48.7 million, from $46.0 million, representing 32.4% of revenue.
•	Adjusted EBITDA decreased $0.4 to $18.4 million, based on net income of $0.9 million, from $18.8 million, based on a net income of $1.8 million.
•	Adjusted net income was $8.0 million, or $0.10 per share, compared to $8.7 million, or $0.11 per share.

Media margin, adjusted EBITDA and adjusted net income are non-GAAP financial measures.

COVID-19 Update

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. At this time, our operations have not been significantly impacted by the global economic impact of COVID-19, and we have taken appropriate measures to ensure that we are able to conduct our business remotely without significant disruptions. The economic uncertainty caused by COVID-19 has had an impact on certain of our advertiser clients in certain industry verticals, such as staffing and recruitment and financial products and services, who have reduced their pricing and/or demand during the quarter. We took steps to reduce our costs of acquiring traffic and to match available consumers with other advertiser clients in the various industries we serve, thereby enabling us to more effectively manage our margins during the quarter. We anticipate additional shifts in pricing and/or demand among affected clients, as the trajectory of the pandemic and future economic outlook remain uncertain.

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

Adjusted EBITDA is defined as net income excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) goodwill impairment, (5) accrued compensation expense for Put/Call Consideration, (6) share-based compensation expense, (7) acquisition-related costs, (8) restructuring and certain severance costs, (9) certain litigation and other related costs, and (10) one-time items.

Adjusted net income is defined as net income excluding (1) goodwill impairment, (2) accrued compensation expense for Put/Call Consideration, (3) share-based compensation expense, (4) acquisition-related costs, (5) restructuring and certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted net income is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from net income, which we believe is the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$452	$715	$860	$1,760
Income tax benefit	—	—	—	(35)
Interest expense, net	1,333	1,767	2,865	3,545
Goodwill impairment	817	—	817	—
Depreciation and amortization	3,853	3,306	7,586	6,623
General and administrative	10,044	10,294	21,120	20,329
Product development	3,115	2,287	5,846	4,445
Sales and marketing	2,888	3,058	5,718	6,492
Non-media cost of revenue (1)	2,312	1,475	3,915	2,836
Media margin	$24,814	$22,902	$48,727	$45,995
Revenue	$71,509	$70,560	$150,443	$137,121
Media margin % of revenue	34.7%	32.5%	32.4%	33.5%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net income, which we believe is the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$452	$715	$860	$1,760
Income tax benefit	—	—	—	(35)
Interest expense, net	1,333	1,767	2,865	3,545
Depreciation and amortization	3,853	3,306	7,586	6,623
Goodwill impairment	817	—	817	—
Accrued compensation expense for Put/Call Consideration	530	—	530	—
Share-based compensation expense	1,281	2,954	3,678	5,229
Acquisition-related costs	15	448	62	448
Restructuring and certain severance costs	—	250	—	360
Certain litigation and other related costs	1,115	227	2,022	716
One-time items	—	—	—	168
Adjusted EBITDA	$9,396	$9,667	$18,420	$18,814

Below is a reconciliation of adjusted net income and adjusted net income per share from net income, which we believe is the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2020	2019	2020	2019
Net income	$452	$715	$860	$1,760
Goodwill impairment	817	—	817	—
Accrued compensation expense for Put/Call Consideration	530	—	530	—
Share-based compensation expense	1,281	2,954	3,678	5,229
Acquisition-related costs	15	448	62	448
Restructuring and certain severance costs	—	250	—	360
Certain litigation and other related costs	1,115	227	2,022	716
One-time items	—	—	—	168
Adjusted net income	$4,210	$4,594	$7,969	$8,681
Adjusted net income per share:
Basic	$0.05	$0.06	$0.10	$0.11
Diluted	$0.05	$0.06	$0.10	$0.11
Weighted average number of shares outstanding:
Basic	78,510,383	79,388,383	78,557,331	79,297,599
Diluted	78,666,776	81,132,304	78,905,792	80,443,530

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Revenue. Revenue increased $0.9 million, or 1%, to $71.5 million for the three months ended June 30, 2020, from $70.6 million for the three months ended June 30, 2019. The increase was primarily attributable to greater availability of consumer traffic to our websites, along with corresponding demand for our performance-based marketing services. We believe that the effect of consumers spending more time on their mobile devices during the period of social isolation brought on by the COVID-19 pandemic yielded a greater supply of consumer traffic, although this effect dissipated and reversed later in the quarter. As the trajectory of the pandemic and governmental, business and individual responses to the same remain dynamic and unpredictable, we are unable to assess the availability of consumer traffic to our websites in future quarters. After the initial onset of the COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services began to reduce their spend with us, while certain advertisers in other verticals such as streaming services and mobile gaming have increased their demand. While the combination of these trends did not result in a significant disruption to our business in the quarter ended June 30, 2020, the trajectory of these trends is uncertain.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue was relatively flat  at $49.0 million for the three months ended June 30, 2020, as compared with $49.1 million for the three months ended June 30, 2019. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites and, historically, on behalf of third-party advertisers, as well as the costs of fulfilling rewards earned by consumers who complete the requisite number of advertiser offers.

The total cost of revenue as a percentage of revenue decreased to 69% for the three months ended June 30, 2020, compared to 70% in the corresponding period in 2019, as a reduction in our cost of media was partly offset by increased reward fulfillment expense, as we tested certain changes to the consumer flows and experience during the quarter.

Sales and marketing. Sales and marketing expenses decreased $0.2 million, or 6%, to $2.9 million for the three months ended June 30, 2020, from $3.1 million for the three months ended June 30, 2019. For the three months ended June 30, 2020 and 2019, the amounts consisted mainly of employee salaries and benefits of $2.4 million and $2.3 million, non-cash share-based compensation expense of $0.3 million and $0.2 million, and advertising costs of $0.2 million and $0.4 million, respectively. We are actively managing our sales and marketing expenditures to reflect the rapidly shifting market dynamics associated with the impact of COVID-19 on our advertiser clients’ industries. As a result, past levels of sales and marketing expenditures may not be indicative of future expenditures, which may increase or decrease as these uncertainties in our business play out.

Product development. Product development increased $0.8, or 36%, to $3.1 million for the three months ended June 30, 2020, from $2.3 million for the three months ended June 30, 2019. For the three months ended June 30, 2020 and 2019, the amounts consisted mainly of salaries and benefits of $2.2 million and $2.0 million and software license and maintenance costs of $0.3 million and $0.0 million, respectively. We have not implemented any material changes to our product development strategy as a result of the COVID-19 pandemic.

General and administrative. General and administrative expenses decreased $0.3 million, or 2%, to $10.0 million for the three months ended June 30, 2020, from $10.3 million for the June 30, 2019. For the three months ended June 30, 2020 and 2019, the amounts consisted mainly of employee salaries and benefits of $4.3 million and $3.9 million, professional fees of $1.2 million and $1.2 million, office overhead of $1.2 million and $0.8 million, certain litigation and related costs of $1.1 million and $0.2 million, non-cash share-based compensation expense of $0.7 million and $2.5 million, and accrued compensation expense for Put/Call Consideration from the Winopoly Acquisition of $0.5 million and $0.0 million (see Note 11, Business acquisitions, in the Notes to Consolidated Financial Statements), respectively. The decrease was mainly the result of reduced non-cash share-based compensation expense, partially offset by an increase in certain litigation and related costs year over year as well as accrued compensation expense for the Put/Call Consideration. At this time, we do not anticipate material changes to our general and administrative expenditures due to the COVID-19 pandemic. See “Item 1A Risk Factors” below.

Depreciation and amortization. Depreciation and amortization expenses increased $0.5 million, or 17%, to $3.9 million for the three months ended June 30, 2020, from $3.3 million for the three months ended June 30, 2019, as the results of the AdParlor Acquisition are included in the current period but were not present in the prior period.

Goodwill impairment. During the second quarter of 2020, we recognized $0.8 million of goodwill impairment related to the All Other reporting unit, with no corresponding impairment charge in the prior period.

Interest expense, net. Interest expense, net, decreased $0.4 million, or 25%, to $1.3 million for the three months ended June 30, 2020, from $1.8 million for the three months ended June 30, 2019. The decrease was attributable to a lower interest rate environment, as well as lower average debt balance outstanding on the Refinanced Term Loan described below under "Liquidity and Capital Resources".

Income before income taxes. For the three months ended June 30, 2020, income before income taxes decreased $0.3 million to $0.5 million, compared to $0.7 million for the three months ended June 30, 2019. The change was primarily due to an increase in product development of $0.8 million, goodwill impairment of $0.8 million and depreciation and amortization expense of $0.5 million, partially offset by an increase in revenue of $0.9 million, decrease in interest expense of $0.4 million, decrease in general and administrative expense of $0.3 million, decrease in sales and marketing of $0.2 million and decrease in cost of revenue of $0.1, discussed above.

Income taxes. There was no income tax recorded for the three months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and 2019, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on the our history of losses, current income, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net income. Net income of $0.5 million and $0.7 million was recognized for the three months ended June 30, 2020 and 2019, respectively, as a result of the foregoing.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Revenue. Revenue increased $13.3 million, or 10%, to $150.4 million for the six months ended June 30, 2020, from $137.1 million for the six months ended June 30, 2019. The increase was primarily attributable to greater availability of consumer traffic to our websites, along with corresponding demand for our performance-based marketing services. We believe that a combination of reduced competition for media early in the year, followed by consumers spending more time on their mobile devices during the period of social isolation brought on by the COVID-19 pandemic, yielded a greater supply of consumer traffic, although this effect dissipated and reversed later in the second quarter. After the initial onset of the COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services began to reduce their spend with us, while certain advertisers in other verticals such as streaming services and mobile gaming increased their demand. The combination of these trends did not result in a significant disruption to our business in the six months ended June 30, 2020.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $11.7 million, or 12%, to $105.6 million for the six months ended June 30, 2020, from $94.0 million for the six months ended June 30, 2019.

The total cost of revenue as a percentage of revenue increased to 70% for the six months ended June 30, 2020, compared to 69% in the corresponding period in 2019, as we sourced increased media at slightly lower margins, and incurred increased reward fulfillment expense, as we tested certain changes to the consumer flows and experience during the second quarter.

Sales and marketing. Sales and marketing expenses decreased $0.8 million, or 12%, to $5.7 million for the six months ended June 30, 2020, from $6.5 million for the six months ended June 30, 2019. For the six months ended June 30, 2020 and 2019, the amounts consisted mainly of employee salaries and benefits of $4.6 million and $4.6 million, non-cash share-based compensation expense of $0.5 million and $0.5 million, and advertising costs of $0.4 million and $0.9 million, respectively. The reduction in sales and marketing expenses derived primarily from reduced advertising costs.

Product development. Product development increased $1.4, or 32%, to $5.8 million for the six months ended June 30, 2020, from $4.4 million for the six months ended June 30, 2019, partly owing to the development of new media properties. For the six months ended June 30, 2020 and 2019, the amounts consisted mainly of salaries and benefits of $4.4 million and $3.8 million, non-cash share-based compensation expense of $0.5 million and $0.5 million, and software license and maintenance costs of $0.4 million and $0.0 million, respectively.

General and administrative. General and administrative expenses increased $0.8 million, or 4%, to $21.1 million for the six months ended June 30, 2020, from $20.3 million for the June 30, 2019. For the six months ended June 30, 2020 and 2019, the amounts consisted mainly of employee salaries and benefits of $8.8 million and $8.0 million, non-cash share-based compensation expense of $2.7 million and $4.2 million, professional fees of $2.5 million and $3.0 million, office overhead of $2.0 million and $1.8 million, certain litigation and related costs of $2.0 million and $0.7 million, and accrued compensation expense for Put/Call Consideration from the Winopoly Acquisition of $0.5 million and $0.0 million, respectively. The increase was mainly the result of increased employee-related costs resulting from the expansion of our workforce to support growth, increase in certain litigation and related costs year over year and accrued compensation expense for Put/Call Consideration, partially offset by a decrease in non-cash share-based compensation expense and professional fees.

Depreciation and amortization. Depreciation and amortization expenses increased $1.0 million, or 15%, to $7.6 million for the six months ended June 30, 2020, from $6.6 million for the six months ended June 30, 2019, as the results of the AdParlor Acquisition are included in the current period but were not present in the prior period.

Goodwill impairment. During the second quarter of 2020, we recognized $0.8 million of goodwill impairment related to the All Other reporting unit, with no corresponding impairment charge in the prior period.

Interest expense, net. Interest expense, net, decreased $0.7 million, or 19%, to $2.9 million for the six months ended June 30, 2020, from $3.5 million for the six months ended June 30, 2019. The decrease was attributable to a lower interest rate environment and a lower average debt balance outstanding on the Refinanced Term Loan described below under "Liquidity and Capital Resources".

Income before income taxes. For the six months ended June 30, 2020, income before income taxes decreased $0.9 million, or 50%, to $0.9 million for the six months ended June 30, 2020, from $1.7 million for the six months ended June 30, 2019. The change was primarily due to an increase in cost of revenue of $11.7 million, product development of $1.4 million, goodwill impairment charge of $0.8 million, depreciation and amortization expense of $1.0 million, and general and administrative expense of $0.8 million, partially offset by an increase in revenue of $13.3 million, decrease in sales and marketing of $0.8 and decrease in interest expense of $0.7 million, discussed above.

Income taxes. Income tax benefit was $0.0 thousand and $35.0 thousand for the six months ended June 30, 2020 and 2019, respectively.

Net income. Net income of $0.9 million and $1.8 million was recognized for the six months ended June 30, 2020 and 2019, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and the competitive environment within our industry.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the six months ended June 30, 2020 and 2019, net cash provided by operating activities was $9.8 million and $13.1 million, respectively. The decline of $3.3 million resulted primarily from a $3.2 million reduction in changes in assets and liabilities.

Cash flows used in investing activities. For the six months ended June 30, 2020 and 2019, net cash used in investing activities was $2.7 million and $2.9 million, respectively. The decrease in cash used was mainly due to $1.9 million reduced capital expenditures year over year, partially offset by cash paid for the Winopoly Acquisition in the amount of $1.4 million in the current year.

Cash flows used in financing activities. Net cash used in financing activities for the six months ended June 30, 2020 and 2019 was $5.6 million and $6.2 million, respectively. The decrease in cash used for the six months ended June 30, 2020 was mainly due to a $2.7 million decrease in statutory taxes paid related to the net share settlement of vested restricted stock units, partially offset by an increase of $0.8 million in repayment of the Refinanced Term Loan and the repurchase of treasury stock as part of a stock repurchase program of $1.3 million in 2020, which was not in effect in the prior period.

As of June 30, 2020, we had noncancelable operating lease commitments of $11.9 million and long-term debt which had $50.9 million principal balance. For the six months ended June 30, 2020, we funded our operations using available cash.

As of June 30, 2020, we had cash, cash equivalents and restricted cash of approximately $21.7 million, an increase of $1.5 million from $20.2 million as of December 31, 2019. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We are continuing to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to shareholders. On July 1, 2019, we acquired substantially all of the assets of AdParlor Holdings, Inc. and certain affiliates for $7.3 million in cash, using cash on hand, and a $2.4 million promissory note to the sellers. On April 1, 2020, we acquired a 50% membership interest in Winopoly, LLC, for a deemed purchase price of $2.6 million, comprised of $1.6 million in upfront cash paid to the seller parties and contingent consideration with a fair value of $1.0 million, payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. See Note 11, Business acquisitions, in the Notes to Consolidated Financial Statements.

As of June 30, 2020, the Refinanced Term Loan has an outstanding principal balance of $48.4 million and matures on March 26, 2023. The Credit Agreement, along with the related Amendment No. 6 governing the Refinanced Term Loan and subsequent amendments, contain restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants and prepayment penalties in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our shareholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs. The Refinanced Term Loan is guaranteed by us and our direct and indirect subsidiaries and is secured by substantially all of our assets and those of our direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of either, at Fluent's option, (a) LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate (generally equivalent to the U.S. prime rate) plus 6.0% per annum, payable in cash. Principal amortization of the Refinanced Term Loan is $0.9 million per quarter, which commenced with the fiscal quarter ended June 30, 2018.

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants. While we were in compliance with the financial and other covenants at June 30, 2020, we cannot assure that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain prepayment provisions, including mandatory quarterly prepayments of the Refinanced Term Loan with a portion of our excess cash flow and prepayment penalties if we prepay the Refinanced Term Loan before the fourth anniversary of Amendment No. 6. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants and mandatory quarterly prepayment provisions and prepayment penalties could impair our ability to expand or pursue our business strategies or obtain additional funding.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

During the three months ended March 31, 2020, we determined that the decline in market value of our publicly traded stock and the macroeconomic conditions arising from the global COVID-19 pandemic constituted an impairment triggering event for our two reporting units, Fluent and All Other. As such, we conducted an interim test of the fair value of our goodwill for potential impairment as of March 31, 2020. Based on the results of this interim impairment test, which used a combination of income and market approaches to determine the fair value of our two reporting units, we concluded that Fluent's goodwill of $159,791 and All Other's goodwill of $4,983, were not impaired since the results of the interim test indicated that the estimated fair values exceeded their carrying value by approximately 18% and 4%, respectively. We believe that the assumptions utilized in the interim impairment testing over our two reporting units, including the determination of an appropriate discount rate of 13.0% for Fluent and 16.5% for All Other, long-term profitability growth projections, and estimated future cash flows, are reasonable. The risk of future impairment of goodwill exists if actual results, such as lower than expected revenue, profitability, cash flows, market multiples, discount rates and control premiums, differ from the assumptions used in our interim impairment test. In addition, a sustained decline in the market value of our publicly traded stock could impact the fair value assessment.

During the three months ended June 30, 2020, we determined that the effects of the macroeconomic conditions arising from the global COVID-19 pandemic and the social unrest throughout the United States during June 2020, which changed the media-buying patterns of certain customers directly impacting the All Other reporting unit, constituted an impairment triggering event. As such, we conducted an interim test of the fair value of its goodwill for potential impairment as of June 30, 2020. The results of this interim impairment test, which used a combination of income and market approaches to determine the fair value of the All Other reporting unit, indicated that its carrying value exceeded its estimated fair value by 8.9%, we concluded that All Other's goodwill of $5.0 million was impaired by $0.8 million. We believe that the assumptions utilized in the interim impairment testing, including the determination of an appropriate discount rate of 16%, long-term profitability growth projections, and estimated future cash flows, are reasonable. The interim goodwill impairment test reflected management's best estimate of the economic impact to its business, end market conditions and recovery timelines. While no further triggering events were identified by management as of June 30, 2020, if the ongoing economic uncertainty proves to be more severe than estimated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in future impairment charges.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2020. As described below and as previously reported in our 2019 Form 10-K, in connection with management’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weakness in our internal control over financial reporting as of December 31, 2018, which was not remediated as of December 31, 2019 and which is in the process of being remediated as of June 30, 2020.

On July 1, 2019, we acquired substantially all of the assets of AdParlor Holdings, LLC and certain of its affiliates, as described in Note 11, Business acquisitions. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of June 30, 2020 did not include an assessment of those disclosure controls and procedures that are subsumed by internal control over financial reporting as it relates to the AdParlor Acquisition. We will continue the process of implementing internal controls over financial reporting for the AdParlor business. As of June 30, 2020, assets and revenue excluded from management's assessment totaled 4.7% and 1.7%, respectively, of total assets and revenue for the six months ended June 30, 2020.

On April 1, 2020, we acquired a 50% membership interest in Winopoly, LLC which is consolidated in our condensed consolidated financial statements as a VIE, as described in Note 11, Business acquisitions, in the Notes to Consolidated Financial Statements. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of June 30, 2020 did not include an assessment of those disclosure controls and procedures that are subsumed by internal control over financial reporting as it relates to the Winopoly Acquisition. We will continue the process of implementing internal controls over financial reporting for the Winopoly business. As of June 30, 2020, assets and revenue excluded from management's assessment totaled 0.9% and 0.7%, respectively, of total assets and revenue for the six months ended June 30, 2020.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes to our internal control over financial reporting during this quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Legal Matters

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. On March 12, 2020, the Company received a subpoena from the Office of the Attorney General of the District of Columbia ("DC AG") regarding the same issue. The Company has been fully cooperating with the NY AG, the DOJ, and the DC AG. Based on recent communications with the NY AG, the Company believes that a loss from these matters is probable, but it is not yet possible to reasonably estimate the magnitude of such loss. However, an unfavorable outcome could have a material adverse effect on our business, results of operations or financial position.

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and met with the Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustments was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York and renewed its challenge as to the taxability of its customer acquisition revenue. On July 22 and 31, 2020, the Company received notices of determination from the Tax Department totaling $3.0 million, including $0.7 million of interest. Based on the foregoing, the Company believes that it is probable that a sales tax liability may result from this matter, and has estimated the range of any such liability to be between $0.7 million and $3.0 million. The Company has accrued a liability associated with these sales and use tax audits at the low end of this range.

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

After the initial onset of the COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services began to reduce their spend with us, while certain advertisers in other verticals, such as streaming services and mobile gaming, increased their demand, with many consumers spending more time on their mobile devices during the period of social isolation. We have taken steps to reduce our costs of acquiring traffic and to match available consumers with other advertiser clients in the various industries we serve, thereby enabling us to effectively manage our margins during this period of uncertainty. We anticipate additional shifts in pricing and/or demand among affected clients as the trajectory of the pandemic and future economic outlook remain uncertain. While the combination of these trends did not result in a significant disruption to our business in the six months ended June 30, 2020, the trajectory of these trends is uncertain. These trends, or others that have yet to be identified, could have a material adverse impact on our business, financial condition and results of operations in subsequent periods. The extent of any impact is uncertain and cannot be reasonably estimated at this time.

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

We have begun expanding our website offerings into additional international markets beyond the United Kingdom and we may expand further into additional countries in Europe or other regions. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, legal and regulatory systems, taxation regimes, and commercial infrastructures. Continued international expansion will require us to invest significant funds and other resources and may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	compliance with applicable foreign laws and regulations and adapting to foreign customs and practices as they relate to our business;

•	compliance with the General Data Protection Regulation ("GDPR") and other foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;

•	cross-border data transfers among us, our subsidiaries, and our customers, vendors, and business partners;

•	difficulties and added costs of conducting our business in foreign languages;

•	credit risk and higher levels of payment fraud, as well as longer sales or collection cycles in some countries;

•	compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act;

•	recruiting and retaining employees in foreign countries;

•	increased competition from local providers;

•	economic and political instability in some countries, including as a result of health concerns, terrorist attacks and civil unrest;

•	less protective intellectual property laws;

•

compliance with the laws of numerous foreign taxing jurisdictions in which we conduct business, potential double taxation of our international earnings and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws; and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation	8-K	001-37893	3.2	3/26/2015
3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	4/16/2018
3.3	Amended and Restated Bylaws.	8-K	001-37893	3.2	2/19/2019
4.1	Form of Common Stock Certificate.	8-K	001-37893	4.1	4/16/2018
10.1	Amendment No. 11 to Credit Agreement, dated as of April 1, 2020, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto.					X
10.2	Amendment No. 12 to Credit Agreement, dated as of May 19, 2020, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto.					X
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

X
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Fluent, Inc.

August 10, 2020	By:	/s/ Alexander Mandel
Alexander Mandel
Chief Financial Officer
(Principal Financial and Accounting Officer)