Form 10-Q
period 2020-09-30
Fluent, Inc.
filed 2020-10-30
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 28, 2020, the registrant had 76,334,834 shares of common stock outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS:
Cash and cash equivalents	$15,394	$18,679
Accounts receivable, net of allowance for doubtful accounts of $334 and $1,967, respectively	59,411	60,915
Prepaid expenses and other current assets	2,878	1,921
Total current assets	77,683	81,515
Restricted cash	1,480	1,480
Property and equipment, net	2,396	2,863
Operating lease right-of-use assets	8,665	9,865
Intangible assets, net	48,149	55,603
Goodwill	165,088	164,774
Other non-current assets	1,852	993
Total assets	$305,313	$317,093
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$7,478	$21,574
Accrued expenses and other current liabilities	26,229	20,358
Deferred revenue	2,440	1,140
Current portion of long-term debt	4,750	6,873
Current portion of operating lease liability	2,283	2,282
Total current liabilities	43,180	52,227
Long-term debt, net	36,388	44,098
Operating lease liability	7,736	9,056
Other non-current liabilities	1,865	775
Total liabilities	89,169	106,156
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 80,260,475 and 78,642,078, respectively; and Shares outstanding — 76,323,720 and 75,873,679, respectively	40	39
Treasury stock, at cost — 3,936,755 and 2,768,399 shares, respectively	(9,974)	(8,184)
Additional paid-in capital	411,165	406,198
Accumulated deficit	(185,087)	(187,116)
Total shareholders' equity	216,144	210,937
Total liabilities and shareholders' equity	$305,313	$317,093

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$78,280	$64,552	$228,723	$201,673
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	52,771	44,568	158,402	138,530
Sales and marketing	2,925	2,717	8,643	9,209
Product development	3,355	2,040	9,201	6,485
General and administrative	12,772	14,049	33,892	34,378
Depreciation and amortization	3,906	3,642	11,492	10,265
Goodwill impairment	—	—	817	—
Write-off of long-lived assets	—	280	—	280
Total costs and expenses	75,729	67,296	222,447	199,147
Income (loss) from operations	2,551	(2,744)	6,276	2,526
Interest expense, net	(1,317)	(1,719)	(4,182)	(5,264)
Income (loss) before income taxes	1,234	(4,463)	2,094	(2,738)
Income tax (expense) benefit	(65)	—	(65)	35
Net income (loss)	1,169	(4,463)	2,029	(2,703)

Basic and diluted income (loss) per share:
Basic	$0.01	$(0.06)	$0.03	$(0.03)
Diluted	$0.01	$(0.06)	$0.03	$(0.03)

Weighted average number of shares outstanding:
Basic	78,577,974	79,569,210	78,564,262	79,389,131
Diluted	79,172,578	79,569,210	79,214,619	79,389,131

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2020	79,908,985	$40	3,616,398	$(9,930)	$409,961	$(186,256)	$213,815
Vesting of restricted stock units and issuance of restricted stock	51,490	—	—	—	—	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	20,357	(44)	—	—	(44)
Exercise of warrants by certain warrant holders (see note 7)	300,000	—	300,000	—	—	—	—
Share-based compensation	—	—	—	—	1,204	—	1,204
Net income	—	—	—	—	—	1,169	1,169
Balance at September 30, 2020	80,260,475	$40	3,936,755	$(9,974)	$411,165	$(185,087)	$216,144

Balance at December 31, 2019	78,642,078	$39	2,768,399	$(8,184)	$406,198	$(187,116)	$210,937
Vesting of restricted stock units and issuance of restricted stock	1,618,397	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	210,683	(490)	—	—	(490)
Repurchase of shares into treasury stock	—	—	657,673	(1,300)	—	—	(1,300)
Exercise of warrants by certain warrant holders (see note 7)	—	—	300,000	—	—	—	—
Share-based compensation	—	—	—	—	4,968	—	4,968
Net income	—	—	—	—	—	2,029	2,029
Balance at September 30, 2020	80,260,475	$40	3,936,755	$(9,974)	$411,165	$(185,087)	$216,144

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2019	78,534,774	$39	1,785,489	$(6,351)	$402,192	$(183,609)	$212,271
Vesting of restricted stock units and issuance of restricted stock	39,708						—
Increase in treasury stock resulting from shares withheld to cover statutory taxes			5,697	(17)			(17)
Reclassification of exercisable warrants from liability to equity					(1,150)		(1,150)
Share-based compensation expense					2,812		2,812
Net loss						(4,463)	(4,463)
Balance at September 30, 2019	78,574,482	$39	1,791,186	$(6,368)	$403,854	$(188,072)	$209,453

Balance at December 31, 2018	76,525,581	$38	1,233,198	$(3,272)	$395,769	$(185,369)	$207,166
Vesting of restricted stock units and issuance of restricted stock	2,048,901	1			(1)		—
Increase in treasury stock resulting from shares withheld to cover statutory taxes			557,988	(3,096)			(3,096)
Share-based compensation expense					8,086		8,086
Net loss						(2,703)	(2,703)
Balance at September 30, 2019	78,574,482	$39	1,791,186	$(6,368)	$403,854	$(188,072)	$209,453

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,029	$(2,703)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,492	10,265
Non-cash interest expense	1,092	1,016
Share-based compensation expense	4,848	8,019
Goodwill impairment	817	—
Write-off of long-lived assets	—	280
Non-cash accrued compensation expense for Put/Call Consideration	1,184	—
Provision for bad debt	174	2,082
Provision for (benefit from) income taxes	65	(35)
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	1,363	8,660
Prepaid expenses and other current assets	(957)	10
Other non-current assets	(859)	(137)
Operating lease assets and liabilities, net	(119)	1,517
Accounts payable	(14,096)	1,850
Accrued expenses and other current liabilities	4,622	(4,915)
Deferred revenue	1,300	701
Other	(94)	5
Net cash provided by operating activities	12,861	26,615
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(1,426)	(7,246)
Capitalized costs included in intangible assets	(1,943)	(1,887)
Acquisition of property and equipment	(62)	(2,076)
Net cash used in investing activities	(3,431)	(11,209)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(10,925)	(5,851)
Repurchase of treasury stock	(1,300)	—
Taxes paid related to net share settlement of vesting of restricted stock units	(490)	(3,096)
Net cash used in financing activities	(12,715)	(8,947)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,285)	6,459
Cash, cash equivalents and restricted cash at beginning of period	20,159	19,249
Cash, cash equivalents and restricted cash at end of period	$16,874	$25,708
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$2,978	$4,170
Cash paid for income taxes	$300	$—
Share-based compensation capitalized in intangible assets	$120	$67

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

(b) Recently issued and adopted accounting standards

In January 2016, FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, and additional changes, modifications, clarifications or interpretations thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amounts expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  September 30, 2020 and December 31, 2019, the balance of deferred revenue was $2,440 and $1,140, respectively. The majority of the deferred revenue balance as of  December 31, 2019 was recognized into revenue during the first quarter of 2020.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  September 30, 2020 and December 31, 2019, unbilled revenue included in accounts receivable was $27,518 and $29,061, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

(d) Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, purchase accounting, put/call considerations, consolidation of variable interest entity, accruals for contingencies and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable, but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Except for the impairment of goodwill related to the Company’s All Other reporting unit, as discussed in Note 4, Goodwill, results of operations for the three and nine months ended September 30, 2020 did not include any adjustments to assets or liabilities due to the impact of COVID-19. While the Company has not incurred significant disruptions to its business thus far from the COVID-19 pandemic, management is unable to accurately predict the impact COVID-19 may have on its operations due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to customers' and suppliers' businesses and numerous other factors. Management will continue to evaluate the nature and extent that COVID-19 will impact its business, results of operations and financial condition.

2. Income (loss) per share

Basic income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, in addition to restricted stock units ("RSUs") and restricted common stock that are vested but not delivered. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock and is calculated using the treasury stock method for stock options, restricted stock units, restricted stock, warrants and deferred common stock. Common equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the three and nine months ended September 30, 2020 and 2019, basic and diluted income (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$1,169	$(4,463)	$2,029	$(2,703)
Denominator:
Weighted average shares outstanding	76,315,973	76,769,339	76,111,405	76,296,825
Weighted average restricted shares vested not delivered	2,262,001	2,799,871	2,452,857	3,092,306
Total basic weighted average shares outstanding	78,577,974	79,569,210	78,564,262	79,389,131
Dilutive effect of assumed conversion of restricted stock units	594,604	—	650,357	—
Dilutive effect of assumed conversion of warrants	—	—	—	—
Dilutive effect of assumed conversion of stock options	—	—	—	—
Total diluted weighted average shares outstanding	79,172,578	79,569,210	79,214,619	79,389,131
Basic and diluted income (loss) per share:
Basic	$0.01	$(0.06)	$0.03	$(0.03)
Diluted	$0.01	$(0.06)	$0.03	$(0.03)

The following potentially dilutive securities were excluded from the calculation of diluted income per share, as their effects would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units	1,589,498	3,794,227	1,639,561	3,794,227
Stock options	2,509,000	2,120,000	2,509,000	2,120,000
Warrants	833,333	2,398,776	833,333	2,398,776
Total anti-dilutive securities	4,931,831	8,313,003	4,981,894	8,313,003

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	September 30, 2020	December 31, 2019
Gross amount:
Software developed for internal use	3	$6,656	$4,866
Acquired proprietary technology	3-5	14,735	13,661
Customer relationships	5-10	37,886	37,286
Trade names	4-20	16,657	16,657
Domain names	20	191	191
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		109,185	105,721
Accumulated amortization:
Software developed for internal use		(3,181)	(1,995)
Acquired proprietary technology		(11,816)	(9,516)
Customer relationships		(23,334)	(19,396)
Trade names		(4,029)	(3,359)
Domain names		(46)	(39)
Databases		(16,889)	(14,182)
Non-competition agreements		(1,741)	(1,631)
Total accumulated amortization		(61,036)	(50,118)
Net intangible assets:
Software developed for internal use		3,475	2,871
Acquired proprietary technology		2,919	4,145
Customer relationships		14,552	17,890
Trade names		12,628	13,298
Domain names		145	152
Databases		14,403	17,110
Non-competition agreements		27	137
Total intangible assets, net		$48,149	$55,603

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

The Company determined that the effects of the macroeconomic conditions arising during the three months ended June 30, 2020 from the global COVID-19 pandemic and the social unrest throughout the United States, which changed the media buying patterns of certain customers directly impacting the All Other reporting unit, constituted an impairment triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets as of June 30, 2020. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of  June 30, 2020, its long-lived assets were not impaired. Management believes that the assumptions utilized in this interim impairment testing, including the determination of estimated future cash flows, were reasonable. The Company completed its quarterly trigger event assessment for the three months ended September 30, 2020 and determined that no triggering event had occurred requiring further interim impairment assessments for its long-lived assets.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Amortization expense of $3,711 and $3,456 for the three months ended September 30, 2020 and 2019, respectively, and $10,917 and $9,708, for the nine months ended September 30, 2020 and 2019, respectively, is included in depreciation and amortization expenses in the consolidated statements of operations. As of September 30, 2020, intangible assets with a carrying amount of $693, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of September 30, 2020, estimated amortization expense related to the Company's intangible assets for the remainder of 2020 and through 2025 and thereafter are as follows:

Year	September 30, 2020
Remainder of 2020	$3,579
2021	11,953
2022	10,492
2023	5,194
2024	4,470
2025 and thereafter	12,461
Total	$48,149

4. Goodwill

Goodwill represents the cost in excess of fair value of net assets acquired in a business combination. As of September 30, 2020, the total balance of goodwill was $165,088, and relates to the acquisition of Interactive Data, LLC, the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, and the Winopoly Acquisition (see Note 11, Business acquisitions).

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

The Company determined that the effects of the macroeconomic conditions arising during the three months ended June 30, 2020 from the global COVID-19 pandemic and the social unrest throughout the United States, which changed the media buying patterns of certain customers directly impacting the All Other reporting unit, constituted an impairment triggering event. As such, the Company conducted an interim test of the fair value of its goodwill for potential impairment as of June 30, 2020. The results of this interim impairment test, which used a combination of the income and market approaches to determine the fair value of the All Other reporting unit, indicated that its carrying value exceeded its estimated fair value by 8.9%. The Company thereby concluded that All Other's goodwill of $4,983 was impaired by $817 at June 30, 2020. The Company believes that the assumptions utilized in its interim impairment testing, including the determination of an appropriate discount rate of 16%, long-term profitability growth projections, and estimated future cash flows, were reasonable. The interim goodwill impairment test reflected management's best estimate of the economic impact to its business, end-market conditions and recovery timelines.

The Company completed its quarterly trigger event assessment for the three months ended September 30, 2020 and determined that no triggering event had occurred requiring further interim impairment assessments for its remaining goodwill. However, if the ongoing economic uncertainty proves to be more severe than estimated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in future impairment charges.

As of September 30, 2020 and December 31, 2019, the change in the carrying value of goodwill for the Company's operating segments are listed below:

	Fluent	All Other	Total
Balance as of December 31, 2019	$159,791	$4,983	$164,774
Winopoly Acquisition	1,131	—	1,131
Goodwill impairment	—	(817)	(817)
Balance as of September 30, 2020	$160,922	$4,166	$165,088

5. Long-term debt, net

Long-term debt, net, related to the Refinanced Term Loan and Note Payable (as defined below) consisted of the following:

	September 30, 2020	December 31, 2019
Refinanced Term Loan due 2023 (less unamortized discount and financing costs of $2,687 and $3,715, respectively)	$39,924	$48,571
Note Payable due 2021 (less unamortized discount of $36 and $100, respectively)	1,214	2,400
Long-term debt, net	41,138	50,971
Less: Current portion of long-term debt	(4,750)	(6,873)
Long-term debt, net (non-current)	$36,388	$44,098

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

The Refinanced Term Loan matures on March 26, 2023 and interest is payable monthly. Scheduled principal amortization of the Refinanced Term Loan is $875 per quarter, which commenced with the fiscal quarter ended June 30, 2018. The Credit Agreement, as amended, requires the Company to maintain and comply with certain financial and other covenants and includes certain prepayment provisions, including mandatory quarterly principal prepayments with a portion of the Company's excess cash flow. For the three months ended September 30, 2020, there was no quarterly prepayment resulting from excess cash flow. At September 30, 2020, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

Note Payable

On July 1, 2019, in connection with the AdParlor Acquisition (as defined in Note 11, Business acquisitions), the Company issued a promissory note (the "Note Payable") in the principal amount of $2,350, net of discount of $150 from imputing interest on the non-interest bearing note using a 4.28% rate. The promissory note is guaranteed by the Company's subsidiary, Fluent, LLC, does not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing of the acquisition and is subject to setoff in respect of certain indemnity and other matters. The first installment payment of $1,250 was made on July 1, 2020, using cash on hand.

Maturities

As of September 30, 2020, scheduled future maturities of the Refinanced Term Loan and Note Payable are as follows:

Year	September 30, 2020
Remainder of 2020	$875
2021	4,750
2022	3,500
2023	34,736
2024	—
Total maturities	$43,861

Fair value

As of September 30, 2020, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. The Company updates its estimated annual effective tax rate on a quarterly basis and, if the estimate changes, makes a cumulative adjustment.

As of  September 30, 2020 and December 31, 2019, the Company has recorded a full valuation allowance against net deferred tax assets, and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these allowances. Based on current income and anticipated future earnings, the Company believes there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance will be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability the Company is able to achieve and the net deferred tax assets available.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

For the nine months ended September 30, 2020 and 2019, the Company's effective income tax rate of 3% and income tax benefit rate of 1%, respectively, differed from the statutory federal income tax rate of 21%, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

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

As of  September 30, 2020 and December 31, 2019, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of September 30, 2020, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations, including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. Management is currently assessing the future implications of these provisions pursuant to the CARES Act, but does not anticipate the impact to be material to the Company's consolidated financial statements.

7. Common stock, treasury stock and warrants

Common stock

As of  September 30, 2020 and December 31, 2019, the number of issued shares of common stock was 80,260,475 and 78,642,078, respectively, which included shares of treasury stock of 3,936,755 and 2,768,399, respectively.

For the nine months ended September 30, 2020, the change in the number of issued shares of common stock was the result of an aggregate 1,618,397 shares of common stock issued upon vesting of RSUs, including 210,683 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, as discussed below. Additionally, as discussed and defined below, the holders of the Amended Whitehorse Warrants exercised the Put Right to require the Company to purchase from the warrant holders the 300,000 Warrant Shares for an aggregate of $1,150. The Company funded such purchase with cash on hand.

Treasury stock

As of  September 30, 2020 and December 31, 2019, the Company held shares of treasury stock of 3,936,755 and 2,768,399, with a cost of $9,974 and $8,184, respectively.

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the nine months ended September 30, 2020, 210,683 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 8, Share-based compensation. During the nine months ended September 30, 2020, the Company repurchased 657,673 of its own shares as part of a stock repurchase program authorized by the Company's Board of Directors on November 19, 2019, and 300,000 shares of common stock upon exercise of the Put Right (see Warrants, below).

Warrants

As of  September 30, 2020 and December 31, 2019, warrants to purchase an aggregate of 833,333 and 2,398,776 shares, respectively, of common stock were outstanding with exercise prices ranging from $3.75 to $6.00 per share.

On July 9, 2018 the Company entered into First Amendments (the "First Amendments") to the Amendments to Warrants and Agreements to Exercise ("Amended Whitehorse Warrants") with (i) H.I.G. Whitehorse SMA ABF, L.P. regarding 46,667 warrants to purchase common stock of the Company, par value $0.0005 per share, at an exercise price of $3.00 per share; (ii) H.I.G. Whitehorse SMA Holdings I, LLC regarding 66,666 warrants to purchase common stock of the Company at an exercise price of $3.00 per share; and (iii) Whitehorse Finance, Inc. regarding 186,667 warrants to purchase common stock of the Company at an exercise price of $3.00 per share. In November 2017, the Amended Whitehorse Warrants were exercised and the Company issued an aggregate of 300,000 shares of common stock of the Company (the "Warrant Shares") to the warrant holders. Pursuant to the First Amendments, the warrant holders had the right, but not the obligation, to require the Company to purchase from these warrant holders the 300,000 Warrant Shares at $3.8334 per share (the "Put Right"), which could be exercised during the period commencing January 1, 2019 and ending December 15, 2019. On December 6, 2019, the Company entered into the Second Amendments to the Amended Whitehorse Warrants, pursuant to which the expiration of the Put Right was extended from December 15, 2019 to January 31, 2020. On January 31, 2020, the holders of the Amended Whitehorse Warrants exercised the Put Right, requiring the Company to purchase from the warrant holders the 300,000 Warrant Shares for an aggregate of $1,150. The Company funded such purchase with cash on hand.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

8. Share-based compensation

As of September 30, 2020, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan (the "2015 Plan") and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,132,372 shares of common stock. As of September 30, 2020, there were 1,868,050 shares of common stock reserved for issuance under the 2018 Plan. The primary purpose of the plans is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on February 1, 2019, December 20, 2019 and March 1, 2020, respectively, under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125.00%, 133.33% and 133.33%, respectively, of the exercise price for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78% and 177.78%, respectively, of the exercise price for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of September 30, 2020, the first condition for the stock options issued on February 1, 2019 has been met; therefore, 50% of the shares subject to these stock options vested on February 1, 2020. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020
Fair value lower range	$2.81	$1.58	$1.46
Fair value higher range	$2.86	$1.61	$1.49
Exercise price	$4.72	$2.56	$2.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5
Expected volatility	65%	70%	70%
Dividend yield	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%

For the nine months ended September 30, 2020, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2019	2,120,000	$5.21	8.7	$—
Granted	478,000	$2.48	9.3
Forfeited	(59,000)
Expired	(30,000)
Outstanding as of September 30, 2020	2,509,000	$4.38	8.3	$19
Options exercisable as of September 30, 2020	1,086,000	$4.82	7.8	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the nine months ended September 30, 2020, the unvested balance of options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2019	2,008,000	$4.72	9.1
Granted	478,000	$2.48	9.3
Forfeited	(59,000)
Vested	(1,004,000)	$4.72	8.3
Unvested as of September 30, 2020	1,423,000	$4.04	8.6

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Compensation expense recognized for stock options of $73 and $1,250 for the three months ended September 30, 2020 and 2019, respectively, and $1,424 and $3,353 for the nine months ended September 30, 2020 and 2019, respectively, was recorded in sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of September 30, 2020, there was $289 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the nine months ended September 30, 2020, details of unvested RSU and restricted stock activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2019	3,394,370	$8.03
Granted	1,638,532	$2.02
Vested and delivered	(1,407,714)	$3.61
Withheld as treasury stock (1)	(210,683)	$4.13
Vested not delivered (2)	525,334	$2.84
Forfeited	(334,991)	$2.91
Unvested as of September 30, 2020	3,604,848	$6.91

(1)

As discussed in Note 7, Common stock, treasury stock and warrants, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs. As of September 30, 2020, there were 3,936,755 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the nine months ended September 30, 2020, there was a net decrease of 525,334 shares included in the vested not delivered balance as a result of the delivery of 655,333 shares, partially offset by the vesting of 129,999 shares with deferred delivery election. As of September 30, 2020, 2,262,001 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs and restricted stock of $1,131 and $1,562 for the three months ended September 30, 2020 and 2019, respectively, and $3,544 and $4,733 for the nine months ended September 30, 2020 and 2019, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of September 30, 2020, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $8,770, which is expected to be recognized over a weighted average period of 2.5 years.

For the three and nine months ended September 30, 2020 and 2019, share-based compensation for the Company's stock option, RSU, common stock and restricted stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales and marketing	$172	$292	$659	$821
Product development	291	278	814	800
General and administrative	707	2,220	3,375	6,398
Share-based compensation expense	1,170	2,790	4,848	8,019
Capitalized in intangible assets	34	22	120	67
Total share-based compensation	$1,204	$2,812	$4,968	$8,086

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is segment income (loss) from operations. As of September 30, 2020, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results for the three and nine months ended September 30, 2020 of AdParlor, LLC (see Note 11, Business acquisitions), and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fluent segment revenue:
United States	$63,894	$54,959	$189,507	$177,080
International	12,832	7,953	35,178	22,953
Fluent segment revenue	$76,726	$62,912	$224,685	$200,033
All Other segment revenue:
United States	$1,548	$1,339	$3,745	$1,339
International	6	301	293	301
All Other segment revenue	$1,554	$1,640	$4,038	$1,640
Segment income (loss) from operations:
Fluent	$4,062	$(2,581)	$8,910	$2,689
All Other	(1,511)	(163)	(2,634)	(163)
Total income from operations	2,551	(2,744)	6,276	2,526
Interest expense, net	(1,317)	(1,719)	(4,182)	(5,264)
Income (loss) before income taxes	$1,234	$(4,463)	$2,094	$(2,738)

	September 30	December 31
	2020	2019
Total assets:
Fluent	$290,588	$296,714
All Other	14,725	20,379
Total assets	$305,313	$317,093

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

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. The Company has been fully cooperating with the NY AG and has been engaged in settlement discussions with the NY AG concerning the resolution of this matter. As of September 30, 2020, the Company accrued $1.45 million in connection with this matter, which the Company believes is the minimum amount of loss to be incurred. The ultimate amount of this loss may be greater depending on the results of settlement discussions with the NY AG, including any failure of the parties to agree on the terms of a settlement, at which point the matter may proceed to litigation.  The Company is unable to estimate the amount or range of any additional loss at the current stage of this matter. In the event of an unfavorable outcome, the actual loss associated with this matter could have a material adverse effect on the Company’s business, results of operations or financial position.

On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. On March 12, 2020, the Company received a subpoena from the Office of the Attorney General of the District of Columbia ("DC AG") regarding the same issue. The Company has been fully cooperating with the DOJ and the DC AG.

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and met with the Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustments was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York, and renewed its challenge as to the taxability of its customer acquisition revenue. On July 22 and 31, 2020, the Company received notices of determination from the Tax Department totaling $3.0 million, including $0.7 million of interest. On October 16, 2020, the Company filed challenges to the notices of determination. Based on the foregoing, the Company believes it is probable that a sales tax liability may result from this matter, and has estimated the range of any such liability to be between $0.7 million and $3.0 million. The Company has accrued a liability associated with these sales and use tax audits at the low end of this range.

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

11. Business acquisitions

Winopoly acquisition

On April 1, 2020, the Company acquired, through a wholly owned subsidiary, a 50% membership interest in Winopoly, LLC (the "Winopoly Acquisition") for a deemed purchase price of $2,553, which consisted of $1,553 in cash and contingent consideration with a fair value of $1,000 payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. Winopoly, LLC is a contact center operation, which serves as a marketplace that matches consumers sourced by Fluent with advertiser clients. In accordance with ASC 805, the Company determined that the Winopoly Acquisition constituted the purchase of a business. For the nine months ended September 30, 2020, the Company incurred transaction-related expenses of $126 in connection with the acquisition, which are recorded in general and administrative expenses in the consolidated statements of operations. Assets and revenues of Winopoly, LLC totaled 0.9% and 1.0%, respectively, of the Company's consolidated financial statements at and for the nine months ended September 30, 2020, and are included in the Fluent operating segment.

The preliminary fair value of the acquired customer relationships of $600, to be amortized over a period of five years, was determined using the excess earnings method, a variation of the income approach, while the preliminary fair value of the acquired developed technology of $800, to be amortized over a period of three years, was determined using the cost approach. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of $1,131 and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. The purchase accounting process has not yet been completed, primarily because the valuation of acquired assets and liabilities assumed has not been finalized. The Company expects to complete the purchase accounting as soon as practicable, but no later than one year from the acquisition date. The Company does not anticipate material adjustments.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

At any time between the fourth and sixth anniversary of the Winopoly Acquisition, the sellers  may exercise a put option whereby the Company is required to acquire the remaining 50% membership interests in Winopoly, LLC. During this period, the Company also has the ability to exercise a call option whereby the sellers must sell the remaining 50% membership interests in Winopoly, LLC to the Company. The purchase price paid for the remaining 50% membership interests would be calculated based on a multiple of 4.0 x EBITDA (as such term is defined in the agreement between the parties), applied to a twelve-month period spanning the five months prior to month of put/call closing extending through six months following the month of put/call closing. In connection with the exercise of the put/call option, certain of the seller parties must enter into employment agreements with the Company in order to receive their respective shares of the consideration for the remaining 50% of the membership interests (the "Put/Call Consideration").

Although the sellers maintain an equity interest in Winopoly, LLC, the Company has deemed this equity interest to be non-substantive in nature, as the sellers will primarily benefit from the Winopoly Acquisition based on periodic distributions of the earnings of Winopoly, LLC and the Put/Call Consideration, both of which are dependent on the sellers' continued service. Without providing service, the sellers could benefit from their pro rata share of the proceeds upon a third-party sale or liquidation of Winopoly, LLC; however, such a liquidity event is considered unlikely. Therefore, no non-controlling interest has been recognized. Periodic distributions for services rendered will be recorded as compensation expense. In addition, the Company will estimate the amount of the Put/Call Consideration, which will be accreted over the six year estimated service period, consisting of the estimated four years until the put/call can be exercised and the additional two-year service requirement. For the three and nine months ended September 30, 2020, compensation expense of $654 and $1,184, respectively, related to the Put/Call Consideration was recorded in general and administrative on the consolidated statement of operations, with a corresponding liability in other non-current liabilities on the consolidated balance sheet.

AdParlor acquisition

On July 1, 2019, two wholly owned subsidiaries of the Company, AdParlor, LLC (formerly known as AdParlor Acquisition, LLC), a Delaware limited liability company, and Fluent Media Canada, Inc., a British Columbia company (together with AdParlor, LLC, each a "Buyer" and collectively "Buyers"), completed the acquisition of substantially all of the assets of AdParlor Holdings, Inc., a Delaware corporation ("AdParlor Holdings"), AdParlor International, Inc., a Delaware corporation ("AdParlor International"), AdParlor Media, Inc., a Delaware corporation ("AdParlor Media US"), and AdParlor Media ULC, a British Columbia unlimited liability company (together with AdParlor Holdings, AdParlor International and AdParlor Media US, each a "Seller" and collectively "Sellers"), pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated June 17, 2019, by and among Buyers, Sellers and the parent of the Sellers, v2 Ventures Group LLC, a Delaware limited liability company (the "AdParlor Acquisition"). The purpose of the acquisition was to expand the Company's performance-based marketing capabilities. In accordance with ASC 805, the Company determined that the AdParlor Acquisition constituted the purchase of a business.

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

With the assistance of a third-party valuation firm, the fair value of the acquired customer relationships was determined using the excess earnings method, a variation of the income approach, while the fair values of the acquired developed technology, and trade names & trademarks were determined using the relief from royalty method of the income approach. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. For tax purposes, the goodwill is deductible over fifteen years.

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

Winopoly is a VIE, and the Company is its primary beneficiary, as contractual arrangements provide the Company with control over certain activities that most significantly impact its economic performance. These significant activities include the compliance practices of Winopoly, LLC and the Company's provisions of leads that Winopoly, LLC uses to generate its revenue, which ultimately give the Company its controlling interest. The Company therefore consolidates Winopoly, LLC in its consolidated financial statements, inclusive of deemed compensation expense to the sellers for services rendered.

13. Related party transactions

The Company earns revenue and incurs expenses from a client in which the Company's Chief Executive Officer holds a significant ownership interest. For the three and nine months ended September 30, 2020, the Company recognized revenue from this client of $69 and $214, respectively. For the three and nine months ended September 30, 2020, the Company incurred expenses from this client of $0 and $1, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this and our other Quarterly Reports on Form 10-Q, as well as the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 13, 2020 ("2019 Form 10-K"), and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Third Quarter Financial Summary

Three months ended September 30, 2020 compared to three months ended September 30, 2019:

•	Revenue increased 21% to $78.3 million, from $64.6 million.
•	Net income was $1.2 million, or $0.01 per share, compared to net loss of $4.5 million or $0.06 per share.
•	Media margin increased 39% to $29.7 million, from $21.3 million, representing 37.9% of revenue.
•	Adjusted EBITDA increased 167% to $11.6 million, based on net income of $1.2 million, from $4.3 million, based on a net loss of $4.5 million.
•	Adjusted net income was $6.3 million, or $0.08 per share, compared to adjusted net loss of $1.0 million, or $0.01 per share.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019:

•	Revenue increased 13% to $228.7 million, from $201.7 million.
•	Net income was $2.0 million, or $0.03 per share, compared to net loss of $2.7 million or $0.03 per share.
•	Media margin increased 17% to $78.4 million, from $67.3 million, representing 34.3% of revenue.
•	Adjusted EBITDA increased $6.9 to $30.0 million, based on net income of $2.0 million, from $23.2 million, based on a net loss of $2.7 million.
•	Adjusted net income was $14.3 million, or $0.18 per share, compared to $7.7 million, or $0.10 per share.

Media margin, adjusted EBITDA and adjusted net income (loss) are non-GAAP financial measures.

COVID-19 Update

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. At this time, our operations have not been significantly impacted by the global economic impact of COVID-19, and we have taken appropriate measures to ensure that we are able to conduct our business remotely without significant disruptions. The economic uncertainty caused by COVID-19 has had varying degrees of impact on certain of our advertiser clients in certain industry verticals over the course of the pandemic. For example, the staffing and recruitment vertical has generally exhibited reduced pricing and/or demand since the onset of the pandemic, whereas other verticals, such as financial products and services, experienced similar dynamics earlier on but have since recovered. We have taken steps to manage our costs of acquiring traffic and to match available consumers with those advertiser clients in the various industries we serve who have exhibited appropriate demand during different periods, thereby enabling us to more effectively manage our margins during this time. We anticipate additional shifts in pricing and/or demand among affected clients, as the trajectory of the pandemic and future economic outlook remain uncertain.

We implemented company-wide work-from-home beginning on March 13, 2020. While we believe we have adapted well to a work-from-home environment, COVID-19 increases the likelihood of certain risks of disruption to our business, such as the incapacity of certain employees or system interruptions, which could lead to diminishment of our regular business operations, technological capacity and cybersecurity capabilities, as well as operational inefficiencies and reputational harm.

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

Adjusted EBITDA is defined as net income (loss) excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) goodwill impairment, (5) write-off of long-lived assets, (6) accrued compensation expense for Put/Call Consideration, (7) share-based compensation expense, (8) acquisition-related costs, (9) restructuring and certain severance costs, (10) certain litigation and other related costs, and (11) one-time items.

Adjusted net income (loss) is defined as net income (loss) excluding (1) goodwill impairment, (2) write-off of long-lived assets, (3) accrued compensation expense for Put/Call Consideration, (4) share-based compensation expense, (5) acquisition-related costs, (6) restructuring and certain severance costs, (7) certain litigation and other related costs, and (8) one-time items. Adjusted net income (loss) is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from net income (loss), which we believe is the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,169	$(4,463)	$2,029	$(2,703)
Income tax expense (benefit)	65	—	65	(35)
Interest expense, net	1,317	1,719	4,182	5,264
Goodwill impairment	—	—	817	—
Write-off of long-lived assets	—	280	—	280
Depreciation and amortization	3,906	3,642	11,492	10,265
General and administrative	12,772	14,049	33,892	34,378
Product development	3,355	2,040	9,201	6,485
Sales and marketing	2,925	2,717	8,643	9,209
Non-media cost of revenue (1)	4,173	1,323	8,088	4,159
Media margin	$29,682	$21,307	$78,409	$67,302
Revenue	$78,280	$64,552	$228,723	$201,673
Media margin % of revenue	37.9%	33.0%	34.3%	33.4%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net income (loss), which we believe is the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,169	$(4,463)	$2,029	$(2,703)
Income tax expense (benefit)	65	—	65	(35)
Interest expense, net	1,317	1,719	4,182	5,264
Depreciation and amortization	3,906	3,642	11,492	10,265
Goodwill impairment	—	—	817	—
Write-off of long-lived assets	—	280	—	280
Accrued compensation expense for Put/Call Consideration	654	—	1,184	—
Share-based compensation expense	1,170	2,790	4,848	8,019
Acquisition-related costs	89	—	151	448
Restructuring and certain severance costs	565	—	565	360
Certain litigation and other related costs	2,671	375	4,693	1,091
One-time items	—	—	—	168
Adjusted EBITDA	$11,606	$4,343	$30,026	$23,157

Below is a reconciliation of adjusted net income (loss) and adjusted net income (loss) per share from net income (loss), which we believe is the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2020	2019	2020	2019
Net income (loss)	$1,169	$(4,463)	$2,029	$(2,703)
Goodwill impairment	—	—	817	—
Write-off of long-lived assets	—	280	—	280
Accrued compensation expense for Put/Call Consideration	654	—	1,184	—
Share-based compensation expense	1,170	2,790	4,848	8,019
Acquisition-related costs	89	—	151	448
Restructuring and certain severance costs	565	—	565	360
Certain litigation and other related costs	2,671	375	4,693	1,091
One-time items	—	—	—	168
Adjusted net income (loss)	$6,318	$(1,018)	$14,287	$7,663
Adjusted net income (loss) per share:
Basic	$0.08	$(0.01)	$0.18	$0.10
Diluted	$0.08	$(0.01)	$0.18	$0.10
Weighted average number of shares outstanding:
Basic	78,577,974	79,569,210	78,564,262	79,389,131
Diluted	79,172,578	79,569,210	79,214,619	79,389,131

We present media margin, adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per share as supplemental measures of our financial and operating performance because we believe they provide useful information to investors. More specifically:

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

Adjusted net income (loss), as defined above, and the related measure of adjusted net income (loss) per share exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. Adjusted net income for the nine months ended September 30, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other adjustments for one-time items in the current period presented. We believe adjusted net income (loss) affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net income (loss).

Media margin, adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per share are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, net income (loss) as indicators of operating performance. None of these metrics are presented as measures of liquidity. The way we measure media margin, adjusted EBITDA and adjusted net income (loss) may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Revenue. Revenue increased $13.7 million, or 21%, to $78.3 million for the three months ended September 30, 2020, from $64.6 million for the three months ended September 30, 2019. The increase was primarily attributable to higher monetization of the consumer traffic to our websites through improved matching of offers with consumers and an increase in consumers’ completing offers presented. The increase also reflected more effective re-engagement of consumers after their initial experience on our websites, through SMS text messaging and push notifications. As the trajectory of the pandemic and governmental, business and individual responses to the same remain dynamic and unpredictable, we are unable to assess the availability of consumer traffic to our websites in future quarters. At the onset of the continuing COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services reduced their spend with us, while certain advertisers in other verticals such as streaming services and mobile gaming increased their demand. In the third quarter, we experienced an improvement in spend from clients in our financial products and services vertical, though not fully to pre-COVID levels. While changes in demand and pricing among clients in various industry verticals did not result in a significant disruption to our business in the quarter ended September 30, 2020, the trajectory of these trends is uncertain.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $8.2 million, or 18%, to $52.8 million for the three months ended September 30, 2020, from $44.6 million for the three months ended September 30, 2019. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites and, historically, on behalf of third-party advertisers, as well as the costs of fulfilling rewards earned by consumers who complete the requisite number of advertiser offers.

The total cost of revenue as a percentage of revenue decreased to 67% for the three months ended September 30, 2020, compared to 69% in the corresponding period in 2019, attributable to lower growth in our cost of media as compared with growth in revenues, partly offset by increased reward fulfillment expense. Certain new promotional campaigns yielded higher reward fulfillment costs during the quarter, generating relatively higher monetization that more than offset the incremental fulfillment costs.

Sales and marketing. Sales and marketing expenses increased $0.2 million, or 8%, to $2.9 million for the three months ended September 30, 2020, from $2.7 million for the three months ended September 30, 2019. For the three months ended September 30, 2020 and 2019, the amounts consisted mainly of employee salaries and benefits of $2.5 million and $1.9 million, non-cash share-based compensation expense of $0.2 million and $0.3 million, and advertising costs of $0.2 million and $0.3 million, respectively. We are actively managing our sales and marketing expenditures to reflect the rapidly shifting market dynamics associated with the impact of COVID-19 on our and our advertiser clients’ businesses. As a result, past levels of sales and marketing expenditures may not be indicative of future expenditures, which may increase or decrease as these uncertainties in our business play out.

Product development. Product development increased $1.3, or 64%, to $3.4 million for the three months ended September 30, 2020, from $2.0 million for the three months ended September 30, 2019. For the three months ended September 30, 2020 and 2019, the amounts consisted mainly of salaries and benefits of $2.5 million and $1.8 million, non-cash share-based compensation expense of $0.3 million in both periods, and software license and maintenance costs of $0.3 million and $0.0 million, respectively. The increase in product development expenses reflects, in part, the development of new media properties. We have not implemented any material changes to our product development strategy as a result of the COVID-19 pandemic.

General and administrative. General and administrative expenses decreased $1.3 million, or 9%, to $12.8 million for the three months ended September 30, 2020, from $14.0 million for the three months ended September 30, 2019. For the three months ended September 30, 2020 and 2019, the amounts consisted mainly of employee salaries and benefits of $4.3 million and $5.6 million, certain litigation and related costs of $2.7 million and $0.4 million, professional fees of $1.4 million in both periods, office overhead of $1.0 million in both periods, non-cash share-based compensation expense of $0.7 million and $2.2 million, accrued compensation expense for Put/Call Consideration from the Winopoly Acquisition of $0.7 million and $0.0 million (see Note 11, Business acquisitions, in the Notes to Consolidated Financial Statements), and provision for bad debt of $0.0 million and $1.9 million, respectively. The decrease was mainly the result of reduced provision for bad debt expense, non-cash share-based compensation expense and salaries and benefits expense, partially offset by an increase in certain litigation and related costs year over year, as well as accrued compensation expense for the Put/Call Consideration. The increase in certain litigation and related costs reflects an accrual of $1.45 million in connection with the New York Attorney General matter detailed in Note 10, Contingencies, as well as legal representation costs in connection with that and other matters detailed in Note 10. At this time, we do not anticipate material changes to our general and administrative expenditures due to the COVID-19 pandemic. See “Item 1A Risk Factors” below.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million, or 7%, to $3.9 million for the three months ended September 30, 2020, from $3.6 million for the three months ended September 30, 2019.

Write-off of long-lived asset. During the three months ended September 30, 2019, we recognized $0.3 million of impairment loss related to software capitalized for internal use, with no corresponding charge in the current period.

Interest expense, net. Interest expense, net, decreased $0.4 million, or 23%, to $1.3 million for the three months ended September 30, 2020, from $1.7 million for the three months ended September 30, 2019. The decrease was attributable to a lower interest rate environment, as well as lower average debt balance outstanding on the Refinanced Term Loan described below under "Liquidity and Capital Resources".

Income (loss) before income taxes. For the three months ended September 30, 2020, income before income taxes increased $5.7 million to $1.2 million, compared to net loss before income taxes of $4.5 million for the three months ended September 30, 2019. The change was primarily due to an increase in revenue of $13.7 million, a decrease in general and administrative expense of $1.3 million, a decrease in interest expense of $0.4 million and the absence of the write-off of long-lived assets of $0.3 million from the prior period, partially offset by an increase in cost of revenue of $8.2 million, an increase in product development of $1.3 million, an increase in depreciation and amortization expense of $0.3 million and an increase in sales and marketing of $0.2 million, discussed above.

Income taxes. Income tax expense was $65.0 thousand and $0.0 thousand for the three months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and 2019, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on various factors, including our history of losses, current income, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net income (loss). Net income of $1.2 million and net loss of $4.5 million were recognized for the three months ended September 30, 2020 and 2019, respectively, as a result of the foregoing.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Revenue. Revenue increased $27.1 million, or 13%, to $228.7 million for the nine months ended September 30, 2020, from $201.7 million for the nine months ended September 30, 2019. The increase in revenue was primarily attributable to higher monetization of traffic to our websites, supported by advertiser demand for our performance-based marketing services and increased consumer traffic to our websites. At the onset of the COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services reduced their spend with us, while certain advertisers in other verticals such as streaming services and mobile gaming increased their demand. In the third quarter, we experienced an improvement in spend from clients in our financial products and services vertical, though not fully to pre-COVID levels. Trends in advertiser verticals, in aggregate, did not result in a significant disruption to our business in the nine months ended September 30, 2020.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $19.9 million, or 14%, to $158.4 million for the nine months ended September 30, 2020, from $138.5 million for the nine months ended September 30, 2019. The total cost of revenue as a percentage of revenue remained flat at 69% for the nine months ended September 30, 2020. While the cost of media increased less than the increase in revenue, this was offset by increased reward fulfillment expense, as we tested certain changes to the consumer flows and experience during the second quarter and expanded certain promotional campaigns that yielded higher reward fulfillment costs in the third quarter.

Sales and marketing. Sales and marketing expenses decreased $0.6 million, or 6%, to $8.6 million for the nine months ended September 30, 2020, from $9.2 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, the amounts consisted mainly of employee salaries and benefits of $7.0 million and $6.6 million, non-cash share-based compensation expense of $0.7 million and $0.8 million, and advertising costs of $0.6 million and $1.1 million, respectively. The reduction in sales and marketing expenses derived primarily from reduced advertising costs.

Product development. Product development increased $2.7, or 42%, to $9.2 million for the nine months ended September 30, 2020, from $6.5 million for the nine months ended September 30, 2019, partly owing to the development of new media properties. For the nine months ended September 30, 2020 and 2019, the amounts consisted mainly of salaries and benefits of $6.9 million and $5.5 million, non-cash share-based compensation expense of $0.8 million and $0.8 million, and software license and maintenance costs of $0.7 million and $0.0 million, respectively.

General and administrative. General and administrative expenses decreased $0.5 million, or 1%, to $33.9 million for the nine months ended September 30, 2020, from $34.4 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, the amounts consisted mainly of employee salaries and benefits of $13.0 million and $13.5 million, certain litigation and related costs of $4.7 million and $1.1 million, professional fees of $3.9 million and $4.5 million, non-cash share-based compensation expense of $3.4 million and $6.4 million, office overhead of $3.0 million and $2.8 million, accrued compensation expense for Put/Call Consideration from the Winopoly Acquisition of $1.2 million and $0.0 million, and provision for bad debt expense of $0.2 million and $2.1 million, respectively. The decrease was mainly the result of lower non-cash share-based compensation expense, provision for bad debt expense, professional fees and salaries and benefits expense, partially offset by increases in certain litigation and related costs year over year and accrued compensation expense for Put/Call Consideration.

Depreciation and amortization. Depreciation and amortization expenses increased $1.2 million, or 12%, to $11.5 million for the nine months ended September 30, 2020, from $10.3 million for the nine months ended September 30, 2019, due to the timing of the AdParlor Acquisition, which was completed on July 1, 2019.

Goodwill impairment. During the second quarter of 2020, we recognized $0.8 million of goodwill impairment related to the All Other reporting unit, with no corresponding impairment charge in the prior period.

Write-off of long-lived asset. During the nine months ended September 30, 2019, we recognized $0.3 million of impairment loss related to software capitalized for internal use, with no corresponding charge in the current period.

Interest expense, net. Interest expense, net, decreased $1.1 million, or 21%, to $4.2 million for the nine months ended September 30, 2020, from $5.3 million for the nine months ended September 30, 2019. The decrease was attributable to a lower interest rate environment and a lower average debt balance outstanding on the Refinanced Term Loan described below under "Liquidity and Capital Resources".

Income (loss) before income taxes. For the nine months ended September 30, 2020, income before income taxes increased $4.8 million to $2.1 million for the nine months ended September 30, 2020, from a loss of $2.7 million for the nine months ended September 30, 2019. The change was primarily due to an increase in revenue of $27.1 million, decrease in interest expense of $1.1 million, decrease in sales and marketing of $0.6, decrease in general and administrative expense of $0.5 million and the absence of the write-off of long-lived assets of $0.3 million from prior period, partially offset by increased cost of revenue of $19.9 million, increased product development of $2.7 million, increased depreciation and amortization expense of $1.2 million and a goodwill impairment charge of $0.8 million in the current year, discussed above.

Income taxes. Income tax expense was $65.0 thousand and income tax benefit was $35.0 thousand for the nine months ended September 30, 2020 and 2019, respectively.

Net income (loss). Net income of $2.0 million and net loss of $2.7 million was recognized for the nine months ended September 30, 2020 and 2019, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and the competitive environment within our industry.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the nine months ended September 30, 2020 and 2019, net cash provided by operating activities was $12.9 million and $26.6 million, respectively. Net income in the current period of $2.0 million represents an increase of $4.7 million, as compared with net loss of $2.7 million in the prior period. Adjustments to reconcile net income to net cash provided by operating activities of $19.7 million in the current period declined by $1.9 million, as compared with $21.6 million in the prior period, primarily due to reductions in share-based compensation expense and provision for bad debt, partly offset by the inclusion of an accrual for Put/Call Consideration in the current period, with no corresponding amount in the prior period. Changes in assets and liabilities consumed cash of $8.8 million in the current period, as compared with providing a source of cash of $7.7 million in the prior period, primarily due to changes in working capital.

Cash flows used in investing activities. For the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $3.4 million and $11.2 million, respectively. The decline was mainly due to reduced cash paid for business acquisitions of $5.8 million and reduced capital expenditures of $2.0 million year over year.

Cash flows used in financing activities. Net cash used in financing activities for the nine months ended September 30, 2020 and 2019 was $12.7 million and $8.9 million, respectively. The increase in cash used for the nine months ended September 30, 2020 was mainly due to an increase in the repayment of long-term debt of $5.0 million and the repurchase of treasury stock as part of a stock repurchase program of $1.3 million in 2020, which was not in effect in the prior period, partially offset by a $2.6 million decrease in statutory taxes paid related to the net share settlement of vested restricted stock units.

As of September 30, 2020, we had noncancelable operating lease commitments of $11.3 million and long-term debt with $43.9 million principal balance. For the nine months ended September 30, 2020, we funded our operations using available cash.

As of September 30, 2020, we had cash, cash equivalents and restricted cash of approximately $16.9 million, a decrease of $3.3 million from $20.2 million as of December 31, 2019. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

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

As of September 30, 2020, the Refinanced Term Loan has an outstanding principal balance of $42.6 million and matures on March 26, 2023. The Credit Agreement, along with the related Amendment No. 6 governing the Refinanced Term Loan and subsequent amendments, contain restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants and prepayment penalties in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our shareholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs. The Refinanced Term Loan is guaranteed by us and our direct and indirect subsidiaries and is secured by substantially all of our assets and those of our direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of either, at Fluent's option, (a) LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) base rate (generally equivalent to the U.S. prime rate) plus 6.0% per annum, payable in cash. Principal amortization of the Refinanced Term Loan is $0.9 million per quarter, which commenced with the fiscal quarter ended June 30, 2018.

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants. While we were in compliance with the financial and other covenants at September 30, 2020, we cannot assure that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain prepayment provisions, including mandatory quarterly prepayments of the Refinanced Term Loan with a portion of our excess cash flow and prepayment penalties if we prepay the Refinanced Term Loan before the fourth anniversary of Amendment No. 6. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants and mandatory quarterly prepayment provisions and prepayment penalties could impair our ability to expand or pursue our business strategies or obtain additional funding.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

During the three months ended March 31, 2020, we determined that the decline in market value of our publicly traded stock and the macroeconomic conditions arising from the global COVID-19 pandemic constituted an impairment triggering event for our two reporting units, Fluent and All Other. As such, we conducted an interim test of the fair value of our goodwill for potential impairment as of March 31, 2020. Based on the results of this interim impairment test, which used a combination of income and market approaches to determine the fair value of our two reporting units, we concluded that Fluent's goodwill of $159,791 and All Other's goodwill of $4,983 were not impaired, since the results of the interim test indicated that the estimated fair values exceeded their carrying values by approximately 18% and 4%, respectively. We believe that the assumptions utilized in the interim impairment testing over our two reporting units, including the determination of an appropriate discount rate of 13.0% for Fluent and 16.5% for All Other, long-term profitability growth projections, and estimated future cash flows, are reasonable. The risk of future impairment of goodwill exists if actual results, such as lower than expected revenue, profitability, cash flows, market multiples, discount rates and control premiums, differ from the assumptions used in our interim impairment test. In addition, a sustained decline in the market value of our publicly traded stock could impact the fair value assessment.

During the three months ended June 30, 2020, we determined that the effects of the macroeconomic conditions arising from the global COVID-19 pandemic and the social unrest throughout the United States during June 2020, which changed the media buying patterns of certain customers directly impacting the All Other reporting unit, constituted an impairment triggering event. As such, we conducted an interim test of the fair value of its goodwill for potential impairment as of June 30, 2020. The results of this interim impairment test, which used a combination of income and market approaches to determine the fair value of the All Other reporting unit, indicated that its carrying value exceeded its estimated fair value by 8.9%. We thereby concluded that All Other's goodwill of $5.0 million was impaired by $0.8 million. We believe that the assumptions utilized in the interim impairment testing, including the determination of an appropriate discount rate of 16%, long-term profitability growth projections, and estimated future cash flows, are reasonable. The interim goodwill impairment test reflected management's best estimate of the economic impact to its business, end market conditions and recovery timelines. While no further triggering events were identified by management as of June 30, 2020, if the ongoing economic uncertainty proves to be more severe than estimated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in future impairment charges.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2020. As described below and as previously reported in our 2019 Form 10-K, in connection with management’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weakness in our internal control over financial reporting as of December 31, 2018, which was not remediated as of December 31, 2019 and which is in the process of being remediated as of September 30, 2020.

On April 1, 2020, we acquired a 50% membership interest in Winopoly, LLC which is consolidated in our condensed consolidated financial statements as a VIE, as described in Note 11, Business acquisitions, in the Notes to Consolidated Financial Statements. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of September 30, 2020 did not include an assessment of those disclosure controls and procedures that are subsumed by internal control over financial reporting pertaining to the Winopoly Acquisition. We will continue the process of implementing internal controls over financial reporting for the Winopoly business. As of September 30, 2020, assets and revenue excluded from management's assessment totaled 0.9% and 1.0%, respectively, of total assets as of September 30, 2020 and revenue for the nine months ended September 30, 2020.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Material Weakness

With the oversight of management and the audit committee of the Company’s board of directors, we are actively taking appropriate steps towards the remediation of the underlying causes of the material weakness described above. During the third quarter of 2019, we commenced configuration of our new ERP system, NetSuite, with the first phase of our implementation completed on January 1, 2020, at which point we transitioned to NetSuite as our general ledger. While the full integration of our internal revenue tracking platforms with NetSuite remains ongoing, we believe that once NetSuite is fully integrated, its automated processes will include controls that will render unnecessary the manual preventative and detective controls that were deemed inadequate at December 31, 2019. We will continue our implementation of NetSuite, including the design of appropriate automated processes and controls, and continue to monitor, evaluate and update, as necessary, our processes and controls during the post-implementation period for an appropriate period of time before concluding that the material weakness described above has been effectively remediated.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes to our internal control over financial reporting during this quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Legal Matters

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. The Company has been fully cooperating with the NY AG and has been engaged in settlement discussions with the NY AG concerning the resolution of this matter. The proposed settlement terms include the payment of penalties and agreements on improved business practices. As of September 30, 2020, the Company accrued $1.45 million in connection with this matter, which the Company believes is the minimum amount of loss to be incurred. The ultimate amount of this loss may be greater depending on the results of settlement discussions with the NY AG, including any failure of the parties to agree on the terms of a settlement, at which point the matter may proceed to litigation. The Company is unable to estimate the amount or range of any additional loss at the current stage of this matter. In the event of an unfavorable outcome, the actual loss associated with this matter could have a material adverse effect on the Company’s business, results of operations or financial position.

On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. On March 12, 2020, the Company received a subpoena from the Office of the Attorney General of the District of Columbia ("DC AG") regarding the same issue. The Company has been fully cooperating with the DOJ and the DC AG.

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and met with the Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustments was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York and renewed its challenge as to the taxability of its customer acquisition revenue. On July 22 and 31, 2020, the Company received notices of determination from the Tax Department totaling $3.0 million, including $0.7 million of interest. On October 16, 2020, the Company filed challenges to the notices of determination. Based on the foregoing, the Company believes it is probable that a sales tax liability may result from this matter, and has estimated the range of any such liability to be between $0.7 million and $3.0 million. The Company has accrued a liability associated with these sales and use tax audits at the low end of this range.

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

There have been no material changes to the Risk Factors previously disclosed in our 2019 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June, 30, 2020.

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

Fluent, Inc.

October 30, 2020	By:	/s/ Alexander Mandel
Alexander Mandel
Chief Financial Officer
(Principal Financial and Accounting Officer)