Form 10-K
period 2020-12-31
Fluent, Inc.
filed 2021-03-16
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

On June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was approximately $73.7 million.

The number of shares outstanding of the registrant’s common stock, as of March 12, 2021, was 81,553,689.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as "expects," "plans," "projects," "will," "may," "anticipates," "believes," "should," "intends," "estimates," and other words of similar meaning.

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

ii

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), which are incorporated herein by this reference.

Company Overview

Fluent, Inc. (“we,” “us,” “our,” “Fluent,” or the “Company”), a Delaware corporation, is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which in 2020 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer and Staffing & Recruitment.

We attract consumers at scale to our owned digital media properties primarily through promotional offerings and employment opportunities. To register on our sites, consumers provide their names, contact information and opt-in permission to present them with offers on behalf of our clients. Approximately 90% of these users engage with our media on their mobile devices or tablets. Our always-on, real-time capabilities enable users to access our media whenever and wherever they choose.

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

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have permission to contact the majority of users in our database through multiple channels, such as email, home address, telephone, push notifications and SMS text messaging. We leverage this data in our performance offerings primarily to serve advertisements that we believe will be relevant to users based on the information they provide, and in our data offerings to provide our clients with users' contact information so that our clients may communicate with them directly. We have also begun to leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising.

For the years ended December 31, 2020 and 2019, we recorded revenue of $310.7 million and $281.7 million, net income of $2.2 million and net loss of $1.7 million, and adjusted EBITDA of $41.2 million and $34.7 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on accounting principles generally accepted in the United States ("US GAAP"), adding back income taxes, interest expense, depreciation and amortization, share-based compensation expense, and other adjustments. See our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this 2020 Form 10-K, and for further discussion and analysis of our results of operations, including a reconciliation of adjusted EBITDA from net income (loss), see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Market Opportunity

According to eMarketer, aggregate spending on digital media exceeded aggregate spending on offline media in the U.S. for the first time in 2019. Industry spending on digital media is projected by eMarketer to have exceeded $142 billion in 2020, representing approximately 61% of total media spend in the U.S., and to grow at a compound annual rate of 14.3% through 2024. Of this total media spend, the predominant component is expected to represent media spend on mobile platforms, which is also anticipated to represent the fastest growing segment of U.S. media spend from 2020 through 2024, according to eMarketer. Further, according to the Interactive Advertising Bureau (“IAB”), performance-based advertising is the predominant industry pricing model, accounting for 63% of total U.S. digital advertising spending in 2019.

According to the Winterberry Group, marketers spent approximately $22 billion on data and related services and solutions in 2020 in the U.S., with the amount spent on digital data and services up approximately 7% over 2019 and exceeding amounts spent on offline data. Further, marketers are increasing their focus and spend on recognizing consumer identities and tracking consumer behaviors across channels and devices, rather than simply targeting their advertising based on anonymized online behaviors.

Key Challenges Facing our Clients

While performance-based pricing models dominate digital media spend, we believe that a significant portion of such spend represents an intermediary step in an advertiser’s process of securing new customers, such as a click on a banner advertisement. According to The Nielsen CMO Report, only one in four marketers reports a high level of confidence in their ability to measure the return on investment, or ROI, of their media spend. We believe advertisers are operating in an environment where greater accountability is being mandated and, therefore, are increasingly focused on the ability to precisely measure return on their media spend.

In addition, many companies seeking to learn more about their existing customers or target new customers either gather data themselves or purchase data to inform their advertising and marketing strategies. However, the data they obtain is often either not first-party, not sufficiently recent or not sufficiently complete. Moreover, these companies may not have the ability to capture real-time signals that are indicated by a consumer’s behavior, even if it is observable. As a result, we believe many companies who offer products and services to consumers do not have ready access to accurate consumer data or timely alerts through which they could programmatically target their advertising, nor the ability to resolve data sets and thereby confirm consumer identities or enrich data profiles.

Our Offerings and Solutions

We primarily provide performance marketing solutions to our clients based on their desired outcomes, or specific actions in their marketing funnels, including the submission of a registration form, an app installation or a completed transaction. As such, we believe our solutions are well-aligned with the needs and objectives of our clients, providing measurability, scalability and flexibility. In addition, by using the data consumers provide about themselves when registering on our sites, our advertiser clients are able to reach the precise audiences they are targeting through the modes of contact these consumers prefer and at the times they are most receptive to being contacted.

Performance Campaigns

For clients who seek the completion of certain actions by consumers, such as the submission of a registration form, the installation of a mobile application or a trial subscription of a good or service, we provide performance campaigns that meet the criteria specified by the client.

We bear the cost and risk of paying various media sources to generate consumer traffic to our digital media properties or to media properties owned or operated by our clients, without the assurance of a subsequent revenue-generating event from such activity. By leveraging our scale and expertise in acquiring consumer traffic, we work with our clients to define billable events and pricing tolerances that meet both our and our clients' profitability objectives, the latter of which may be difficult for them to achieve themselves economically, if at all.

Consumer Data

For clients who prefer to contact consumers through means such as direct mail, email, telephone, messaging and other channels by which they can operate or manage a campaign, we generally transmit contact information for consumers who meet certain qualifications that we develop with the client. We generate revenue through the delivery of qualifying data and through certain performance-based triggers that may be met based upon the client’s subsequent efforts to contact and market to such consumers.

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

Emerging Data Offerings

In 2018, we began to offer data sets pertaining to certain audience segments from our database in programmatic environments, thereby enabling advertisers, such as those in the healthcare industry, to leverage our data in an anonymized, privacy-minded manner to target high-intent prospects for their offerings. This offering has established commercial viability and grown considerably during the past two years. Although still representing a small percentage of our overall revenue, we believe it represents a strategically significant and incremental revenue stream for our existing database.

Social Media Campaigns

Through our acquisition of substantially all of the assets of AdParlor Holdings, Inc., a provider of digital advertising solutions, including social media buying, on July 1, 2019 (the “AdParlor Acquisition”), we now offer clients a sophisticated suite of social media strategy, planning and buying, along with highly tailored creative services.

Telephony Solutions

Through our acquisition of a 50% interest in Winopoly, LLC, effective April 1, 2020 (the “Winopoly Acquisition”), a contact center operation which serves as a marketplace matching consumers sourced by Fluent with advertiser clients, we now offer clients a high-value source of live call transfers and phone verified prospective customers for their businesses. Through this capability, we contact consumers by phone through Winopoly personnel, thereby providing a consumer experience we believe to be both effective and of high quality. In so doing, we extend our relationship with these consumers, bringing them further along in their journey and enabling us to capture greater value from the leads we initially source.

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

Our Growth Strategy

We believe that the performance marketing industry has significant opportunities for growth. Elements of our strategy include:

Increasing Traffic Quality to Our Owned Digital Media Properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in relation to the evolving regulatory landscape of our industry, we commenced a Traffic Quality Initiative in 2020. We believe that significant value can be created by improving the quality of traffic we source to our media properties, through higher participation rates on our sites leading to higher conversion rates, resulting in increased monetization and ultimately increasing revenue and profitability.

Through this initiative, we substantially curtailed the volume of lower quality affiliate traffic that we source, particularly during the fourth quarter of 2020 and continuing into the first quarter of 2021. To replace this lower quality traffic, we are working to source traffic that meets our quality requirements through new suppliers, channels and media buying strategies. We believe these actions will benefit the Company over time, providing the foundation to support sustainable long-term growth and positioning us as an industry leader.

Increasing Monetization of Our Traffic. By presenting consumers with a broad array of offers particularly curated to their preferences, as informed by their responses to our surveys and our platform’s ad serving logic, we seek to facilitate transactions that are beneficial for the advertiser, the consumer and us. As we continue to improve consumer engagement on our platform, we expect to strengthen our relationships with existing advertisers and build new relationships with potential advertisers. We continuously enhance our product offerings for consumers and targeting capabilities for advertisers to ensure we are optimizing the value of our traffic.

Developing and Enhancing Products that Increase the Quality of Our Offering to Consumers, Advertisers and Partners. Our product development efforts are intended to appeal to consumers, drive traffic, increase monetization and increase affiliate and partner opportunities. Examples of some areas on which our product development team is currently focused include designing new consumer-facing creative concepts, enhancing site experiences, developing mobile app products to expand our media footprint beyond our mobile web presence, and improving our domain reputations.

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

Concentration

We have an extensive list of clients across a wide range of industries. For the years ended December 31, 2020 and 2019, there was no individual advertiser that accounted for more than 10% of the consolidated revenue or accounts receivable, net of the Company.

Additionally, as of December 31, 2020 and 2019, there was no individual third-party publisher through which we generated more than 10% of the Company’s consolidated revenue.

Corporate History

On August 19, 2010, our founders, Ryan Schulke and Matthew Conlin, formed Fluent, Inc., a private corporation providing digital marketing services.

On March 20, 2015, the entity now known as Fluent, Inc. was incorporated in Delaware under the name Tiger Media, Inc. On April 30, 2015, Tiger Media, Inc. changed its name to IDI, Inc.

On December 9, 2015, IDI, Inc. completed the acquisition of Fluent, Inc., which merged into a wholly owned subsidiary of IDI, Inc. and continued as the surviving company under the name Fluent, LLC. IDI, Inc. subsequently changed its name to Cogint, Inc. on September 26, 2016.

On March 26, 2018, Cogint, Inc. completed a spin-off (the "Spin-off") of its risk management business by way of a pro rata distribution of all the shares of common stock of its wholly-owned subsidiary, Red Violet, Inc., to its stockholders of record as of March 19, 2018 and certain warrant holders.

Following the Spin-off, Cogint, Inc.’s common stock continued trading on The NASDAQ Stock Market ("NASDAQ"), with our founders and management team taking over the management of the public company parent, while continuing to operate the original digital marketing business run by Fluent, Inc. since its inception.

On April 16, 2018, to better reflect our operations following the Spin-off, we changed our name to Fluent, Inc., and our common stock continued trading on NASDAQ under our new ticker symbol "FLNT."

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

Regulatory Matters

Our business is subject to a significant number of federal, state, local and international laws, rules and regulations applicable to online advertising, commercial email marketing, telemarketing and text messaging, including, the Federal Trade Commission Act (the “FTC Act”), the Telephone Consumer Protection Act (“TCPA”), the California Consumer Privacy Act (the "CCPA"), the General Data Privacy Regulation (the “GDPR”), the Do Not Call Implementation Act, the CAN SPAM Act of 2003 (“CAN-SPAM Act”), the Telemarketing Sales Rule (“TSR”), the California Business & Professions Code §17529.5 (the “California Anti- Spam Act”), the Children's Online Privacy Protection Act ("COPPA"), and the Gramm-Leach-Bliley Act (“GLBA”). We are also subject to laws, rules and regulations regarding data collection, privacy and data security, sweepstakes and promotions, intellectual property ownership and infringement, and taxation, among others. Some of our clients operate in regulated industries, such as financial services, credit repair, consumer and mortgage lending, healthcare and medical services and secondary education, and, to the extent applicable, we must comply with the laws, rules and regulations applicable to marketing activities in those industries.

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

Human Capital

Fluent is committed to providing our employees with opportunities to grow and develop in their careers, supported by competitive compensation, comprehensive medical and wellness benefits, and regular programs that build connections between our employees and their communities. Our values — to connect, learn, innovate, and succeed — are foundational to our success. We embrace challenges and welcome opportunities to make our tomorrow-selves proud. As we continue to evolve and grow as an organization, we are dedicated to creating an inclusive and safe work environment where diversity is celebrated, and each person feels they belong and add a fresh, unique perspective to our business and culture.

As of December 31, 2020, we had 225 employees, of which 220 were full-time employees. This represents an increase of 17.2% over the number of employees as of December 31, 2019. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement with us. We have not experienced any work stoppages and we believe that we have an excellent relationship with our employees. While the COVID-19 pandemic made 2020 a year like no other, our employees have worked through these challenging times, grown closer, developed new skills and demonstrated their resilience.

Investing in our People

We know that competition in the recruitment of top talent within our industry is intense, and our future success will depend in part on our continued ability to hire, motivate and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees. Fluent offers competitive salaries and bonus/commission plans, in addition to a 401(k) employer match to help our employees plan for their futures. We reward positive performance and results and celebrate our employees for their persistent drive to succeed.

We also prioritize the health and well-being of our people, who we want to be their best selves both personally and professionally. We offer multiple health insurance plans to choose from, on-demand instructor-led fitness and meditation sessions, and mental health resources like real-time texting therapy.

We also encourage curiosity and provide our people with the tools and resources to learn and grow. From internal Fluent University courses and company-wide Diversity, Equity, and Inclusion (DEI) workshops to corporate She Runs It memberships, we offer continuous opportunities for personal and professional development. Through these courses, we created approximately 1,500 hours of learning for our employees to date. Prior to the COVID-19 pandemic, we regularly held in-office events and workshops to keep our team engaged and connected. Since we implemented company-wide work-from-home beginning on March 13, 2020, we have held a number of company-wide events such as virtual trivia nights and cooking classes, allowing our employees to connect and share ideas from the comfort and safety of their own homes.

We provide unlimited vacation days and flexible work schedules to allow our team to maintain a balanced schedule. Recognizing that many employees have taken on new personal responsibilities in light of the COVID -19 pandemic, we encourage our people to take the time they need for themselves and their loved ones.

Diversity, Equity, & Inclusion

We are constantly striving to make Fluent a more inclusive and compassionate place to work. Our dedicated DEI team is designed to create opportunities for connection, education, and service that drive reflection, empathy and positive change at Fluent – as well as in our communities and industry. In 2020, our DEI team, consisting of over 45 team members as of December 31, 2020, hosted twelve meetings and organized three speaker series events, including two internal panels and one external speaker. These events were attended by the vast majority of our work force. We also host monthly Womxn Leaders meetings, which all employees are encouraged to attend. These meetings provide resources to our employees, including information on upcoming networking events, mentorship programs, panels, workshops and service opportunities. Additionally, we hosted company-wide bias and privilege trainings to ensure all of our employees share a foundational knowledge.

Additionally, at Fluent, giving back is at our core. We’ve always been strong believers in paying it forward. From the top down, our people are generous, compassionate and eager to make real impact. We organize company-wide community service days, match employees’ donations to the causes they value and support, and regularly come together as a team to help those in need. For example, on October 27, 2020, Fluent launched its Business Empowerment Program, an initiative focused on supporting minority and women-owned businesses. Fluent received over 270 applications from businesses representing a diverse set of industries and objectives across North America, and five recipients each received $50,000 worth of digital marketing resources to support and accelerate business growth. We believe these service-based activities and donation matches help our employees stay engaged with and give back to their communities, and help them create real change.

Available Information

Fluent’s principal executive offices are located at 300 Vesey Street, 9th Floor, New York, New York 10282, and our telephone number is (646) 669-7272. Our internet website is www.fluentco.com. The website address provided in this 2020 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2020 Form 10-K and is not incorporated by reference in this 2020 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations website at http://investors.fluentco.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2020 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Risks Relating to Legal and Regulatory Matters

Our business is subject to a significant number of governmental laws and regulations. Compliance with these laws and regulations may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and failure to comply with them could subject us to civil or criminal penalties or other liabilities.

Our business is subject to regulation under the FTC Act, TCPA, CCPA, GDPR, Do Not Call Implementation Act, CAN-SPAM Act, TSR, the California Anti-Spam Act, COPPA, GLBA, and other federal, state and local laws and regulations. These U.S. federal and state and foreign laws and regulations are generally designed to prevent deceptive practices in advertising, online marketing and telemarketing, to protect the privacy of the public, and to prevent the misuse of personal information available in the marketplace. Many of these laws and regulations, which can be enforced by government entities or, in some cases, private parties, are complex, change frequently, and have tended to become more stringent over time. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate, and they may be interpreted and applied inconsistently across jurisdictions or with our current policies and practices. Parts of our business, which rely on third-party publishers to drive users to our sites, could be adversely impacted if we or any of our third-party publishers or clients violate applicable laws. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients' businesses could affect their activities or operations and, therefore, lead to reductions in their levels of business with us. We incur significant expenses in our attempt in keeping or bringing our business in compliance with these new and existing laws and in defending ourselves in litigation, all of which can be costly to the business and could adversely affect our revenue or results of operations.

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

Regulatory developments of this nature in part contributed to our Traffic Quality Initiative, which affected our results of operations in the fourth quarter of 2020 and into the first quarter of 2021. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We are currently subject to various pending governmental and regulatory investigations and we could be subject to more in the future. See Item 3. Legal Proceedings for more information on each of these matters. Any negative outcomes from regulatory actions or litigation or claims, including monetary penalties or damages, could have a material adverse effect on our business, financial condition, results of operations and reputation.

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

For example, on October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349 , as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. The Company also received subpoenas from the United States Department of Justice (“DOJ”) on December 13, 2018, and the Office of the Attorney General of the District of Columbia ("DC AG") on March 12, 2020, regarding the same issue. The Company has been fully cooperating with the NY AG, DOJ and DC AG and has been engaged in settlement discussions with the NY AG concerning the resolution of this matter. As of December 31, 2020, the Company accrued $3.7 million in connection with this matter, which the Company believes will be the ultimate amount of the penalty imposed by the NY AG. Additionally, while the Company does not expect any additional significant financial penalties arising from these practices, it is possible that either the DOJ or DC AG, or some other state attorney general or private litigator, could bring an action which would result in further financial penalties, which could, individually or in the aggregate, have a material adverse effect on the Company's business, results of operations or financial position.

Additionally, on January 28, 2020, we received a Civil Investigative Demand (“CID”) from the FTC regarding compliance with the FTC Act and the TSR, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security. We have been fully cooperating with the FTC and we are responding to the CID. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to our business, results of operations or financial position. See Item 3. Legal Proceedings for more information on each of these matters.

Regardless of whether any current or future claims in which we are involved have merit, or whether we are ultimately held liable or subject to payment of penalties or consumer redress, such investigations and claims have been and may be continue to be expensive to defend, may divert management’s time away from our operations and may result in changes to our business practices that adversely affect our results of operations.

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

The trend towards enhanced regulation and personal rights applicable to the collection, use, storage and sharing of personal information has accelerated. California enacted the CCPA, which took effect on January 1, 2020 and establishes requirements for businesses who collect and sell personal information ("PI") and grants individual rights with respect to their PI. The CCPA requires, among other things, notice of collection of PI before it is collected, notice of the right to opt-out from the sale of PI on the webpage where the PI is collected, the right to request the deletion of PI collected when a California consumer files a verifiable request, the right to know the PI a business has collected from a consumer and sold upon receipt of a verified request. California currently does not have a private right of action, other than for data breaches. While California recently issued final regulation on the CCPA, there are still many aspects of the CCPA that are unclear. We have taken numerous steps to ensure our compliance with the CCPA, including engaging a third party to assist in tracking and processing consumer privacy requests, and we are confident that we are in compliance with the law; however, given the lack of guidance to-date, we cannot be certain that we are in full compliance with the CCPA or whether the CCPA could be interpreted in a way that requires us to further change our current compliance efforts in this regard. California recently adopted the California Privacy Rights Act (“CPRA”), which takes effect on January 1, 2023 and expands on the rights afforded California consumers with respect to their PI, adopts certain GDPR principles such as data minimization and established the California Privacy Protection Agency, which has investigatory, rulemaking and enforcement powers. Nevada has also adopted a law that permits its residents to request that their PI not be sold, and Virginia recently adopted a data privacy law similar to the CPPA but with additional consumer privacy rights, which takes effect in 2023. Because of the volume of user registrations on our owned-and-operated websites, we receive requests from a number of users per day seeking to exercise their privacy rights. While we have implemented a third-party solution to support our systems and processes to handle these requests, we have already devoted significant resources to do so and expect to incur additional costs to maintain compliance with the evolving data privacy and data protection laws and regulations and to respond to user privacy requests, which may adversely affect our results of operations.

Currently, there are bills pending in about fifteen states that deal with data privacy. Some of the laws impose rules relating to data privacy similar to the CCPA and/or the GDPR, while some are narrower in scope. Some of the proposed laws include a private right of action to enforce noncompliance, which, if enacted, would expose us to potential litigation and claims. If some or all of the proposed privacy laws are enacted, it will be extremely difficult and expensive to comply, and there can be no assurance that we will be able to do so or that the costs of compliance will not be prohibitively expensive, either of which could have a material adverse effect on our business and results of operations.

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

While the GDPR does not apply in the United Kingdom ("UK") following its departure from the European Union ("EU") on December 31, 2020, the provisions of the UK Data Protection Act of 2018 and the Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations 2019 had already served to incorporate the GDPR into UK law (known as "UK GDPR"). As a consequence, the UK’s withdrawal from the EU will have a nominal impact on UK data protection laws and regulations, though we will have to update our privacy policy and other documentation and processes to reflect the requirements of the UK GDPR. The fines for failing to comply with the GDPR, and starting in 2021, the UK GDPR, are significant (up to 4% of global turnover capped at £17.5m), and the potential ways that the regime could be applied to a business such as ours are uncertain. There can be no assurance that we will be able to maintain our websites in compliance with the UK GDPR. Additionally, if we expand into additional international markets, we may be subject to additional data protection laws.

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

The user profiles in our database contain user information such as name, age, personal address, phone number, email address and responses to survey questions. Our ability to provide services using that information is critical, and a breach of the security measures on our systems or on those of our third-party vendors could result in the misappropriation of either our proprietary information or the personal information of users that we collect, or the interruption or breakdown of our operations. Although we continue to enhance our physical and cyber security controls and associated procedures, we cannot guarantee that our websites, database and information technology systems, and those of our third-party service providers, will be free of security breaches, computer malware or viruses, phishing impersonation attacks, misplaced or lost data, programming and/or human errors, ransomware and similar incidents or disruptions from unauthorized use of our database and systems. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by users, or any interruptions, delays or website shutdowns, could harm our reputation and brand and expose us to a risk of litigation and possible liability under certain regulations, any of which could harm our business, financial condition and results of operations.

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

Our business and the businesses of our advertiser clients may be subject to sales and use tax and other taxes.

The application of sales and use tax, goods and services tax, business tax and gross receipt tax on our digital marketing/advertising services is complex and evolving. In general, sales of tangible personal property are subject to sales and use tax unless a specific exemption applies, while services generally are not subject to sales tax unless specifically enumerated. Advertising services are considered a service and are generally not subject to sales and use tax, except in a few states. For example, Maryland recently adopted a tax on gross revenues from digital advertising. While the law has already been challenged, if the law takes effect and we are subject to the tax, it would increase our cost of doing business. Other states may look to follow suit and tax either digital advertising or other goods or services. For example, we generate revenue from users who sign up for streaming services on our websites and some states have imposed taxes on streaming services which could make streaming services less attractive to our users.

Other states, including New York, impose a sales tax on “information services.” In New York, the sales tax explicitly excludes “advertising” services from sales and use tax; however, the line between non-enumerated services, excluded advertising services and taxable information services may, in practice, be unclear. Further complicating the determination of the sales taxability of services is the need to determine where the revenues from the services are sourced (i.e., where the service is rendered, where the service is consumed or where the information is accessed). Either or both of the origin jurisdiction’s or the destination jurisdiction’s laws may apply to a single transaction that spans two or more states.

In addition, many state governments are increasingly looking for ways to increase revenues to make up for budget shortfalls and/or offset sales tax revenues lost from online sales of merchandise where online merchants with no physical presence in a state have, in general, not been required to collect and remit sales taxes. Some jurisdictions have implemented laws that require remote sellers of goods and services to collect and remit sales taxes on sales to customers within the jurisdiction based on economic nexus (i.e., where the business exceeds a dollar volume or number of transactions in the jurisdiction), even when the seller has no physical presence within the jurisdiction. On June 21, 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al, overturned prior law which required physical presence for nexus and endorsed economic nexus as a basis for South Dakota to require online merchants to collect and remit sales taxes, even when the online merchant has no physical presence in the buyer’s state.

Most states have adopted economic nexus as a basis to require online merchants to collect sales tax. Most of such laws apply prospectively or have delayed effective dates. More states may be expected to follow suit. The impact of the Wayfair decision on our business is uncertain. In states that adopt economic nexus and also tax specified enumerated services, if our services are found to be subject to that state’s sales tax on services, we may have to collect and remit sales tax, which adds complexity and compliance costs and, due to the increased overall cost of our service, could make our service offerings less attractive and adversely affect our business.

We are currently undergoing two sales and use tax audits by the New York State Department of Taxation and Finance (the “Tax Department”), which has taken the position that revenue derived from certain of our customer acquisition and list management services is subject to sales tax, as a result of being deemed information services, which we dispute on several grounds. On July 22 and 31, 2020, we received notices of determination from the Tax Department totaling $3.0 million, including $0.7 million of interest, and we filed challenges to the notices of determination on October 16, 2020. While we continue to dispute the Tax Department's position, it is probable that a sales tax liability may result from this matter. See Item 3. Legal Proceedings for more information on this matter.

As a creator and a distributor of digital media content, we face liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, including materials provided by third parties. If we are required to pay damages or expenses in connection with these legal claims, our business and results of operations may be harmed.

We display original content and third-party content on our websites and in our marketing messages. As a result, we have faced and will continue to face potential liability based on a variety of theories, including deceptive advertising and copyright or trademark infringement. We generally rely on the “fair use” exception for our use of third-party brand names and marks, but these third parties may disagree, and the laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis. We also create content we believe to be original for our websites. While we do not believe that this content infringes on any third-party copyrights or other intellectual property rights, owners of competitive websites that present similar content have taken and may take the position that our content infringes on their intellectual property rights. We are also exposed to risk that content provided by third parties is inaccurate or misleading, and for material posted to our websites by users and other third parties. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. The general liability and cyber/technology errors and omissions insurance we maintain may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our business, financial condition and results of operations.

If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.

Our ability to compete effectively depends upon our proprietary systems and technology. We rely on patent, trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants, advisers, client vendors and publishers. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our services or obtaining and using our proprietary information. Further, these agreements may not provide an adequate remedy in the event of unauthorized disclosures or uses, and we cannot guarantee that our rights under such agreements will be enforceable. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary.

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

Risks Related to Our Business

General Business Risks

Unfavorable global economic conditions, including as a result of health and safety concerns around the ongoing COVID-19 pandemic, could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of the COVID-19 coronavirus. The COVID-19 pandemic has resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn presents a variety of risks to our business, including the potential for weakened demand from our advertiser clients or delays in client payments. A weak or declining economy could also strain our media supply channels.

After the initial onset of the COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services began to reduce their spend with us, while certain advertisers in other verticals, such as streaming services and mobile gaming, increased their demand, with many consumers spending more time on their mobile devices during the period of social isolation. We have taken steps to reduce our costs of acquiring traffic and to match available consumers with other advertiser clients in the various industries we serve, thereby enabling us to effectively manage our margins during this period of uncertainty. We anticipate additional shifts in pricing and/or demand among affected clients as the trajectory of the pandemic and future economic outlook remain uncertain. While the combination of these trends did not result in a significant disruption to our business in the year ended December 31, 2020, the trajectory of these trends is uncertain. These trends, or others that have yet to be identified, may persist or change and could have a material adverse impact on our business, financial condition and results of operations in subsequent periods. The extent of any impact is uncertain and cannot be reasonably estimated at this time.

Additionally, our business relies heavily on people, and adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business. We implemented company-wide work-from-home beginning on March 13, 2020. While we believe we are well-positioned to adapt to a work-from-home environment, COVID-19 increases the likelihood of certain risks of disruption to our business, such as the incapacity of certain employees or system interruptions, which could lead to diminishment of our regular business operations, technological capacity and cybersecurity capabilities, as well as operational inefficiencies and reputational harm. Despite not having full access to our office space, we have not been able to significantly reduce our occupancy costs to this point.

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

We also believe that, as our business continues to grow, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, technical and operational personnel. Competition for such personnel is considerable, and there can be no assurance that we will be successful in attracting and retaining such skilled personnel.

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

Our operations have grown significantly over the past several years, which may make it difficult to effectively manage any future growth and scale our infrastructure and products quickly enough to meet our business's and our clients’ needs while maintaining profitability.

We have historically experienced growth in our operations. Our infrastructure has been able to accommodate such growth to this point, but future growth will place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

•	successfully scale our technology to accommodate a larger volume of business and integrate acquisitions;

•	maintain our standing with key vendors, including third-party publishers and media platforms;

•	maintain our client and customer service standards;

•	develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures; and

•	hire, train and manage additional staff needed to manage future growth.

Our future success depends in part on the efficient performance of our ad serving and lead generation systems and technology infrastructure. As the number of websites and internet users and the amount of data collected increases, our technology infrastructure may not be able to meet the increased demand. Moreover, our database of consumer information may not be able to accommodate users' exercise of their increasing privacy rights in their personal information under new data privacy and data protection laws such as the CCPA and the GDPR in a way that is fully compliant and cost-effective for our business. Unexpected constraints on our technology infrastructure could lead to slower website response times or system failures and adversely affect the availability of websites and the level of user responses received, which could result in the loss of clients or revenue or have a material adverse effect on our business and/or results of operations.

In addition, our systems, procedures, processes and controls may be inadequate to support our future operations. The improvements required to manage growth may require us to make significant expenditures and reallocate valuable management resources. We may take on substantial costs to secure hosting and other technical services and data storage, upgrade our technology and network infrastructure to handle increased traffic on our owned-and-operated websites, deploy new products and services and respond to an increasing volume of data privacy requests. This expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and/or operational failures during our implementation, the quality of our products and services and our users’ experiences could decline or we may be unable to maintain our operations in compliance with the increasing and ever-changing regulatory environment. This could damage our reputation and cause us to lose current and potential users and clients. The costs associated with these adjustments to our infrastructure could harm our operating results. Accordingly, if we fail to effectively manage growth, our operating performance may suffer, and we may lose clients, key vendors and key personnel.

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

Historically, our quarterly and annual results of operations have improved due to several favorable factors, some of which are beyond our control. As we continue to grow, we may not be able to increase our market share and/or sustain our recent growth. Our inability to sustain our growth could cause our performance and outlook to be below the expectations of securities analysts and investors.

The expansion of our international operations subjects us to increased challenges and risks.

We have begun expanding our website offerings into additional international markets beyond the United Kingdom and we may expand further into additional countries in Europe or other regions. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, legal and regulatory systems, taxation regimes, and commercial infrastructures. Continued international expansion will require us to invest significant funds and other resources and may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	compliance with applicable foreign laws and regulations and adapting to foreign customs and practices as they relate to our business;

•	compliance with the GDPR and other foreign data privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;

•	cross-border data transfers among us, our subsidiaries, and our customers, vendors, and business partners;

•

difficulties and added costs of conducting our business in foreign languages, including the need to retool our consumer facing product offerings to better align with local customs, practices and consumer acceptance of our product offerings;

•	credit risk and higher levels of payment fraud, as well as longer sales or collection cycles in some countries;

•	compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act;

•	recruiting, training, managing and retaining employees in foreign countries;

•	increased competition from local providers;

•	economic and political instability in some countries, including as a result of health concerns, terrorist attacks and civil unrest;

•	less protective intellectual property laws;

•

compliance with the laws of numerous foreign taxing jurisdictions in which we conduct business, potential double taxation of our international earnings and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws; and

•	overall higher costs of doing business internationally.

If our revenue from our international operations does not exceed the expense of establishing and maintaining these operations, our business and operating results could suffer and we may decide to make changes to our business or exit certain jurisdictions in an effort to mitigate losses. If we are unable to successfully manage the risks and costs associated with international operations, it could adversely affect our business and/or results of operations.

As we continue to grow our business, we may acquire additional businesses or personnel, which could divert our management’s attention, disrupt our operations or otherwise subject us to risks inherent in identifying, acquiring and operating newly acquired business units.

As we continue to grow our business, we may continue to acquire additional business units and personnel that we believe could complement or expand our current business or offer growth opportunities. We may experience difficulties in identifying potential acquisition candidates that complement our current business at appropriate prices, or at all. We cannot guarantee that our acquisition strategy will be successful. We may spend significant management time and resources in analyzing and negotiating acquisitions or investments that are not consummated or cannot be implemented successfully. Furthermore, the ongoing process of integrating an acquired business unit or personnel is distracting, time-consuming, expensive and requires continuous optimization and allocation of resources, any of which could disrupt our operations.

For example, we completed the AdParlor Acquisition on July 1, 2019 and the acquisition of a fifty percent (50%) interest in Winopoly, LLC on April 1, 2020. The integration of these businesses and their employees has required, and will continue to require, a significant investment of the time and resources of Fluent’s management team. Any future acquisitions we make could compound those costs and have an adverse impact on our business and/or results of operations.

Moreover, if we use stock as consideration for any future acquisition, this would dilute our existing shareholders, and if we use cash, this would reduce our liquidity and impact our financial flexibility. We may seek debt financing for particular acquisitions, which may not be available on commercially reasonable terms, or at all. If we cannot overcome these and other challenges associated with a business acquisition strategy, we may not consummate or realize tangible benefits from any future acquisitions, which could impair our overall business results.

Additionally, as a part of our continuous efforts to invest in opportunities to grow the Fluent business, we have occasionally done so via the addition of personnel at all levels and the investment of time and resources into ventures that expand beyond our core operations. When certain of these ventures have failed to achieve key performance milestones, we have scaled back our investments, up to and including reductions in our work force. We will continue to explore opportunities to grow the Company's business, and if we determine that certain of these ventures are not viable, we will need to make similar cutbacks, which may have a significant impact to our business and operating results.

Risks Related to Our Industry

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

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding online marketing, advertising, telecommunications and privacy matters, particularly as they relate to individual privacy interests. Certain other companies within our industry may engage in activities that others may view as unlawful or inappropriate. These activities by third parties, including our competitors, or even companies in other data-focused industries, may be seen as indicative of the behavior of our industry as a whole, which may thereby harm the reputation of all participants in our industry, including us. Additionally, as a large player in our niche of the industry, smaller competitors frequently design their websites to look like they are owned and operated by us. If these competitors engage in non-compliant activities, it can have a particularly damaging impact on our relationships with our users and/or clients.

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

Our business is dependent on attracting a large number of visitors to our websites and providing inquiries, clicks, calls, application installations and customers to our clients, which depends in part on our reputation within the industry, with our clients and with users. Our ability to attract potential users and, thereby, clients, also depends in part on users earning incentives and receiving job listings, prizes, samples and other content, as well as attractive offers from our advertiser clients. If our users are not satisfied with the content of our websites, the incentives or opportunities offered or our clients’ offerings, our reputation and therefore our ability to attract additional users and clients could be harmed.

In addition, from time to time, we have been and may in the future be subject to investigations, inquiries or litigation by various regulators and claimants, which may harm our reputation, regardless of the outcome of any such action. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, class action litigation, or the disclosure of information security breaches or private information misuse, may adversely affect our business, financial condition and results of operations.

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

When our clients experience a reduction in their advertising budgets, newer media sources such as those we offer can often be the first expenditures to be cut. Our advertiser clients have expectations as to the return on investment ("ROI") of their media spend, as well as the quality and conversion rates of the leads that we generate, and they choose to do business with us based on their ROI and the quality and convertibility of the leads we generate. The expectations of these clients may change over time, and the ROI or leads that we supply to our clients may not always meet these expectations. Conversion rates for leads can be impacted by factors other than the lead quality, many of which are outside our control. Such factors include the competition in our clients’ industries and the sales practices of our clients. Lower conversion rates could be even more likely as we expand our services and relationships with our clients by moving our conversion point further “down the funnel,” closer to where our clients are able to monetize the leads we provide. Our clients may curtail their advertising spend with us or stop using our services altogether if we fail to meet their expectations in terms of their ROI or the quality and convertibility of leads or otherwise fail to compete effectively against other online marketing and advertising companies.

Our top ten advertisers accounted for approximately 34 % of our revenue in 2020, and the loss of one or more of our major clients could adversely affect our business, financial condition and results of operations.

Risks Related to Our Publishers

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

Moreover, there is substantial competition for web traffic among both established media buyers and smaller operators, and we expect this competition to continue to increase, given the limited barriers to entry into the market. While we saw a substantial increase in the number of user registrations on our websites at the beginning of the COVID-19 pandemic, we experienced a substantial decline in the number of user registrations over the second half of 2020. This decline was attributable, in part, to increased competition for web traffic and higher cost of media. However, the primary driver of this decline was our Traffic Quality Initiative, in which we substantially curtailed the volume of lower quality affiliate traffic that we source, particularly during the fourth quarter of 2020 and continuing into the first quarter of 2021.

To replace this lower quality traffic, we are working to source traffic that meets our quality requirements through new suppliers, channels and media buying strategies. We cannot be certain how long these consumer acquisition dynamics might continue going forward, but if the cost of media remains high, or if we are unable to find enough publishers who are willing to supply us media traffic that meets our quality standards, we may continue to experience lower registration volume, which could have a negative impact on our business and results of operations.

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

We and our third-party publishers use email, text messages, push notifications, telephone calls and social media, among other channels, to reach users for marketing purposes. The laws, rules and regulations governing such usage continue to evolve, and changes in technology, the marketplace, or consumer preferences may lead to the adoption of additional laws, rules or regulations or changes in the interpretation of existing laws, rules or regulations. If new laws, rules or regulations are adopted or existing laws and regulations are interpreted or enforced to impose additional restrictions on our ability to use email, text messages, push notifications or social media to contact users, or engage in telemarketing, we and our third-party publishers may not be able to communicate with users in a cost-effective manner.

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

Similarly, telephone carriers may block or put consumer warnings on calls originating from call centers. With a heightened aversion to robocalling, consumers increasingly screen their incoming telephone calls and emails, including by using such tools and warnings, and therefore it is possible that users may not reliably receive our emails or telephone messages. If we are unable to contact users effectively by email or telephone as a result of legislation, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

In addition, as we expand our usage of text messaging and push notifications to contact users, we become more dependent on third-party providers that control the dissemination and deliverability of such communications. These third-party providers may block text messages or shut down our text message service providers' ability to send text messages. These third parties may include mobile operating systems, internet service providers, wireless carriers and internet browsers, each of which may have its own guidelines on acceptable content. These guidelines are subject to change, which could restrict our ability to send text messages on behalf of our advertisers and/or re-engage mobile users, leading our results of operations to be adversely affected.

Third-party publishers or vendors may engage in unauthorized or unlawful acts that could subject us to significant liability, cause us to lose advertisers and other clients or damage our reputation.

We generate a significant portion of our web visitors from online media that we purchase from third-party publishers. While we actively monitor our publishers’ activities and have adopted more stringent publisher requirements and instituted periodic review of advertising creatives for our largest publishers, we cannot police all such behavior. Any activity by third-party publishers that our advertisers and other clients view as potentially damaging to their brands or reputation, even if prohibited by our contracts with our clients, could harm our relationships with such advertisers or other clients, in which instance they may refuse to pay or terminate their relationships with us, resulting in a loss of revenue. Additionally, when we cease working with third-party publishers who engage in inappropriate practices, we may be unable to quickly find alternative supply at an acceptable price.

We may also face liability for any failure of our third-party publishers or vendors to comply with legal and regulatory requirements. Users or clients may complain about the content of publisher ads or the methods by which ads are delivered by third-party publishers, which may expose us to lawsuits and regulatory scrutiny. Publishers may use unapproved marketing channels, such as SMS, to drive users to our sites, which may expose us to liability under the TCPA. Despite our efforts to monitor and deter unauthorized or unlawful actions by these third-party publishers, and to contractually limit our liability in such instances, it is possible that we could be seen as responsible for this behavior. As a result, we could experience significant reputational harm and/or become subject to costly litigation, which, if we are unsuccessful in defending, could lead us to incur damages for the unauthorized or unlawful acts of third-party publishers or vendors.

Limitations on our or our third-party publishers’ ability to collect and use data derived from user activities, as well as new technologies that block our or our third-party publishers’ ability to deliver internet-based advertising, could significantly diminish the value of our services and have an adverse effect on our ability to generate revenue.

When a user visits our websites, we use technologies to collect information and use registration data provided by users and user responses to our dynamically populated survey questions to create robust user profiles, which we use in our targeted ad serving, lead generation and consumer data offerings. The use of personal information is the subject of litigation, regulatory scrutiny and industry self-regulatory activities, including the discussion of “do-not-track” technologies and guidelines.

Technologies, tools, software and applications (including new and enhanced web browsers) have been developed, and are likely to continue to be developed, that can block or allow users to opt out of display, search and internet-based advertising and content, or shift the location where advertising appears on pages so that our advertisements are presented in less favorable locations or are obscured. Certain of these technologies only allow ads that are deemed “acceptable,” which could be defined in ways that place us at a disadvantage. For example, app developers have developed ad blocking apps for smartphones and other mobile devices which may hinder marketing activities to smartphone users. As a result, the adoption of such technologies, tools, software, and applications could reduce the number of display and search advertisements that we or our third-party publishers are able to deliver and this, in turn, could adversely affect our business and results of operations.

Major browsers such as Google Chrome and Apple Safari have begun eliminating third-party cookies. We rely on our internally created identifiers to associate returning users with their user profile rather than third-party cookies; however, our web operations are highly interdependent with others that have historically relied on third-party cookies, and the effect of this change in browser platforms on our business is uncertain.

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

Risks Related to Our Owned Media Properties

An increasing number of people are accessing content on their mobile devices through mobile applications. Our ability to remain competitive with the shift to mobile apps is critical to maintaining our revenue and profitability.

Mobile devices are the primary means by which people access online content. While our websites are designed with a “mobile first” approach, the vast majority of consumers' time accessing content on mobile devices is increasingly through mobile applications, rather than mobile browsers. At this time, mobile applications are not a primary driver of our business, which could place us at a competitive disadvantage in the marketplace. If we experience difficulties developing mobile apps, getting them available in the Google Play and Apple App stores and ultimately installed and used by consumers, or if we experience problems promoting our apps on social media platforms such as Facebook, Snapchat or TikTok, our consumer acquisition capabilities and our growth may be impaired.

As a result of the upcoming deprecation of cookies and changes in mobile app measurement analytic tools, advertisers and mobile app providers will have to develop new strategies to manage and optimize their campaigns. These changes may make it more difficult for our mobile app initiatives to achieve profitability.

Our success depends in part upon our ability to enhance and adapt our products and services to address the evolving needs of our clients and keep pace with rapidly changing technologies.

The digital advertising and marketing industry is characterized by rapidly changing standards and technologies, frequent new product and service introductions, and changing user and client demands. As our clients’ needs evolve, we will need to continue to enhance our services and solutions to address these needs in order to maintain these relationships. We have invested in developing new products, markets, services and technologies, including migrating our legacy database to a new environment and developing a replacement for the back-end system that currently supports our consumer facing websites. We have also expanded our work force to enable us to upgrade our systems, meet the needs of our clients and continue our revenue growth. However, based on our experience, new websites, systems, products and services may be less predictable and have lower margins than more established websites, products and services and may be more prone to technological instability or failure. Further, we may not be able to develop and bring new products and services to market in a timely manner, or at all. The time, expense and effort associated with developing and offering new and enhanced products, services and back-end systems may be greater than anticipated. If we are unsuccessful in enhancing our websites, products, services and back-end systems, we may fail to maintain our profitability, attract new clients or grow our revenue, or we may suffer service disruptions. Moreover, if we are unable to develop and bring to market additional products and services, and enhancements thereto, in a timely manner, or at all, we could lose market share to competitors who are able to offer such new products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the introduction of new technologies and services, including voice assistance, artificial intelligence, internet-of-things and machine learning, and the emergence of new industry standards and practices related to these technological developments could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. In particular, as we continue to transition to cloud-based technology and migrate our database to a new environment, we may face new and additional costs to operate our business.

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

We could lose clients if we fail to adequately detect click-through or other fraud on advertisements .

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

We have experienced increasing levels of rewards fulfillment costs, which has impacted and may continue to impact our results of operations.

Our rewards sites generate the majority of our revenues and gross profit. Users who complete the program requirements and are verified during the claims process can earn valuable rewards such as gift cards, merchandise and cash equivalents. Over the past year, we have experienced an increased number of users who have claimed rewards, which reduces the profitability of this part of our business. If the number of users legitimately earning rewards were to continue to increase, our operating results would be adversely affected. Moreover, we are also subject to the risk of being “gamed” by users who seek to claim rewards but are not entitled to do so because of their use of bots or other means of deception. While we have implemented processes and procedures to prevent being gamed, there can be no assurance that we can protect against users abusing our program in such a way that would adversely affect our business or operating results. Our steps to offset the increasing costs of rewards fulfillment, such as implementing technologies designed to ensure that users are credited with offers only after they take specified actions (such as receiving credit for an offer only after the first billing or achieving a certain level in a mobile app), may not be effective in preventing our fulfillment costs from continuing to increase, and we might be forced to make the program requirements to earn a reward more stringent, which could reduce the number of visitors to our rewards sites and our ability to monetize those visitors, which would negatively impact our results of operations.

Risks Related to Our Advertiser Clients

Our clients’ needs may fluctuate significantly from period to period, and such fluctuations could have a negative impact on our business and results of operations.

Because the majority of our contracts with our advertiser clients do not have fixed commitments, these clients have the ability to unilaterally terminate their agreements with us, pause their campaigns, or materially reduce the amount of business they conduct with us at any time, with little or no prior notice. There is no guarantee that we will be able to retain or renew existing agreements with any of our clients on acceptable terms, or at all.

Moreover, some of our advertiser clients seek specific sub-sets of consumers and, despite the return they are able to achieve on the leads we provide, may determine not to renew their agreements with us because we are unable to provide significant additional user profiles that meet their criteria.

Additionally, because of the nature of our performance-based agreements, we typically bear the costs of purchasing media without the assurance of advertising spend by any particular advertiser client. In these contractual relationships, our advertiser clients pay us on a performance basis, whereby our right to receive payment is triggered when a user takes a particular action, such as signing up for an offer, downloading an app, or clicking on an ad and registering on an advertiser’s site. We buy media largely on the basis of when a user either lands on one of our websites or completes a registration on one of our websites or submits their email address. We must be able to generate more revenue from our users than our cost to acquire such users in order to be profitable. Our ability to do so is dependent on many factors, including having the right media sources to drive users who engage with our sites, providing content and experiences that retain users' attention and displaying relevant advertisements and other content to users. Other factors, some of which are outside of our control, such as competition, changing consumer tastes and general economic conditions, may inhibit our ability to operate our business profitably, which could adversely affect our results of operations.

Our results are also subject to fluctuation as a result of seasonality and cyclicality in our and our clients’ businesses. For example, our fourth fiscal quarter ending December 31 is typically characterized by higher advertiser budgets, which can be somewhat offset by seasonal challenges of lower availability and/or higher pricing for some forms of media during the holiday period. While this seasonality is also pronounced in certain verticals due to factors such as open enrollment periods, because of the diversity of our client base, the impact of fluctuations in any one vertical does not have a significant impact to the aggregate demand from our clients. Further, as reflected in data from the IAB, industry spending on internet advertising has generally declined sequentially in the first quarter of the calendar year from the fourth quarter. Similar to the industry overall, some of our clients have lower advertising budgets during our first fiscal quarter ending March 31; however, we believe that the breadth of industries in which our clients operate provides us with some insulation from these fluctuations.

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

We regularly extend payment terms to our clients, which exposes us to risk of bad debt. In addition, many of our clients are thinly capitalized and pose credit risks, and we may have difficulty collecting on amounts owed to us. Some of our clients may challenge the determination of amounts we believe they owe or may refuse to pay because of performance-related claims. In these circumstances, we may have difficulty collecting on amounts we believe are owed.

A small portion of our client business is sourced through advertising agencies and brokers. In many cases, agencies are not required to pay us unless and until they are paid by the underlying client. In addition, many agencies and brokers are thinly capitalized and have or may develop high-risk credit profiles. If an agency or broker becomes insolvent, or if an underlying client does not pay the agency or broker, we may be required to write off accounts receivable as bad debt.

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

Risks Related to Financial Matters

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

Our management and independent auditors previously identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.

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

As described in Item 9A, “Controls and Procedures” of this 2020 Form 10-K, as of December 31, 2019, we had concluded that our disclosure controls and procedures were not effective and that we had, as of such date, a material weakness in our internal control over financial reporting related to internal control deficiencies over the revenue recognition process; specifically, the aggregation of control deficiencies related to inadequate segregation of duties, significant deficiencies within the Company’s information technology general controls, and ineffective manual preventative and detective controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. This material weakness identified in Item 9A did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.

With the oversight of management and the audit committee of the Company’s board of directors, we took appropriate steps towards the remediation of the underlying causes of the material weakness. During the third quarter of 2019, we commenced configuration of our new enterprise resource planning ("ERP") system, NetSuite, with the first phase of our implementation completed on January 1, 2020, at which point we transitioned to NetSuite as our general ledger. As of December 31, 2020, the full integration of our internal revenue tracking platforms with NetSuite has been completed and we have concluded that the material weakness has been effectively remediated.

In addition, although we review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, there can be no assurance that we will not discover additional weaknesses in our internal control over financial reporting in the future. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements, which could result in violations of applicable securities laws and NASDAQ listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

Risks Related to Our Common Stock and the Securities Markets

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the COVID-19 pandemic has caused broad stock market and industry fluctuations, resulting in extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy;

•	the success of our competitive services, products or technologies;

•	our continued compliance with the listing standards of NASDAQ;

•	regulatory or legal developments, especially changes in laws or regulations applicable to our business;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in earnings estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	the emergence of new competitors or new technologies;

•	any major change in our board or management;

•	commencement of, or involvement in, regulatory investigations or litigation;

•	general economic conditions and slow or negative growth of our markets; and

•

other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent COVID-19 pandemic, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Further, increases or decreases may be inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

The concentration of our stock ownership presents risks, including lack of liquidity in the trading market for our common stock and limitations on any individual stockholder's ability to influence corporate matters.

As of December 31, 2020 , our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned and have the ability to exercise some voting control over, in the aggregate, approximately 48.9% of our outstanding shares of common stock. As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, which might affect the trading price of our common stock. Additionally, the concentration of stock ownership may also serve to limit the trading volume of our common stock and lead to greater volatility in our stock price. Our largest shareholder, Frost Gamma Investments Trust, owns, directly and indirectly, approximately 24.6% of our outstanding common stock.  Frost Gamma Investments Trust has no obligation to provide us with advance notice of any sale or purchase of our common stock. If the concentration of our common stock ownership were to significantly shift, via sales of chares currently held by Frost Gamma Investments Trust or otherwise, we cannot predict the impact that any resulting change to the trading volume might have on our stock price.

Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plans could have a dilutive effect on your investment in us.

During 2019 and 2020 we issued 3,769,560 shares of our common stock in connection with acquisitions, vesting of awards made under our 2015 and 2018 Stock Incentive Plan s (together, the "Plans"), and for other business purposes. Also, as of December 31, 2020 , an additional 6,504,430 shares underlying awards issued under the Plans, outstanding warrants and other compensatory arrangements might vest and be delivered through 2025 . The benefits derived by us from any future acquisition might not exceed the dilutive effect of the acquisition. Pursuant to the Plans, our board of directors has granted and may continue to grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards may have a dilutive effect on our common stock, which could cause our stock price to decline.

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

We implemented company-wide work-from-home beginning on March 13, 2020 due to the COVID-19 pandemic. Our focus remains on promoting employee health and safety as we carefully evaluate reopening plans and timelines. As of December 31, 2020, we have not terminated any significant lease arrangements. We believe our present facilities are suitable and adequate for our current operating needs.

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

Certain Legal Matters

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. The Company has been fully cooperating with the NY AG and has been engaged in settlement discussions with the NY AG concerning the resolution of this matter. The proposed settlement terms include the payment of penalties and agreements on improved business practices. As of December 31, 2020, the Company accrued $3.7 million in connection with this matter, which the Company believes will be the ultimate amount of the penalty to be imposed by the NY AG. The ultimate amount of this loss may be greater depending on the results of settlement discussions with the NY AG, including any failure of the parties to agree on the terms of a settlement, at which point the matter may proceed to litigation. In the event of an unfavorable outcome, the actual loss associated with this matter could have a material adverse effect on the Company’s business, results of operations or financial position.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The NASDAQ Global Market (“NASDAQ”) under the symbol “FLNT.” Prior to March 26, 2018, our common stock was listed on NASDAQ under the symbol “COGT.” As of March 12, 2021, there were 55 record holders of our common stock.

During our fiscal years ended December 31, 2020 and 2019, we paid no dividends and made no other distributions in respect of our common stock. We have no plans to pay any cash dividends or make any other cash distributions in the foreseeable future. Our Credit Agreement prohibits us from paying dividends on our equity securities, other than dividends on common stock which accrue (but are not paid in cash) or are paid in kind, or dividends on preferred stock which accrue (but are not paid in cash) or are paid in kind.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K (“2020 Form 10-K”). This 2020 Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in the section titled "Cautionary Note Regarding Forward-Looking Statements" and in Part I, “Item 1A. Risk Factors” of this 2020 Form 10-K.

Overview

Fluent, Inc. is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which in 2020 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer, and Staffing & Recruitment.

We attract consumers at scale to our owned digital media properties primarily through promotional offerings and employment opportunities. To register on our sites, consumers provide their names, contact information and opt-in permission to present them with offers on behalf of our clients. Approximately 90% of these users engage with our media on their mobile devices or tablets. Our always-on, real-time capabilities enable users to access our media whenever and wherever they choose.

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

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have permission to contact the majority of users in our database through multiple channels, such as email, home address, telephone, push notifications and SMS text messaging. We leverage this data in our performance offerings primarily to serve advertisements that we believe will be relevant to users based on the information they provide, and in our data offerings to provide our clients with users' contact information so that our clients may communicate with them directly. We have also begun to leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising.

For the years ended December 31, 2020 and 2019, we recorded revenue of $310.7 million and $281.7 million, net income of $2.2 million and net loss of $1.7 million, and adjusted EBITDA of $41.2 million and $34.7 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on US GAAP, adding back income taxes, interest expense, depreciation and amortization, share-based compensation expense, and other adjustments. See our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this 2020 Form 10-K, and for further discussion and analysis of our results of operations, including a reconciliation of adjusted EBITDA from net income (loss), see "Non-US GAAP Financial Measures” and “Results of Operations” below.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

A key challenge for our business is identifying and accessing media sources that are of high quality and able to attract targeted users to our media properties, in order to connect them with our advertiser clients, at scale and in a cost-effective manner. As one means of growing our business, we seek to find, develop and retain quality targeted media sources that meet these needs. Consolidation of media sources, changes in search engine and email and text message blocking algorithms and increased competition for available media have, during some periods, including during the second half of 2020 and the second and third quarters of 2019, limited and may in the future limit our ability to generate revenue at acceptable margins.

Additionally, through our Traffic Quality Initiative, we substantially curtailed the volume of lower quality affiliate traffic that we source, particularly during the fourth quarter of 2020 and continuing into the first quarter of 2021. See "Results of Operations" below concerning the impact to our revenue. To offset this impact, we have sourced and continue to source traffic that meets our quality requirements through new suppliers, channels and media buying strategies. We believe these actions will benefit the Company over time, providing the foundation to support sustainable long-term growth and positioning us as an industry leader.

Seasonality and Cyclicality

Our results are subject to fluctuation as a result of seasonality and cyclicality in our and our clients’ businesses. For example, our fourth fiscal quarter ending December 31 is typically characterized by higher advertiser budgets, which can be somewhat offset by seasonal challenges of lower availability and/or higher pricing for some forms of media during the holiday period. Further, as reflected in historical data from the IAB, industry spending on internet advertising has generally declined sequentially in the first quarter of the calendar year from the fourth quarter. Similar to the industry overall, some of our clients have lower advertising budgets during our first fiscal quarter ending March 31; however, we believe that the breadth of industries in which our clients operate provides us with some insulation from these fluctuations.

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

Please see "Results of Operations" below and "Item 1A. Risk Factors — Unfavorable global economic conditions, including as a result of health and safety concerns around the ongoing COVID-19 pandemic, could adversely affect our business, financial condition and results of operations," for further discussion of the possible impact of the COVID-19 pandemic on our business.

Definitions, Use and Reconciliation of Non-US GAAP Financial Measures

We report the following non-US GAAP measures:

Media margin is defined as revenue minus cost of revenue (exclusive of depreciation and amortization) attributable to variable costs paid for media and related expenses. Media margin is also presented as percentage of revenue.

Adjusted EBITDA is defined as net income (loss), excluding (1) income tax expense, (2) interest expense, net, (3) depreciation and amortization, (4) goodwill impairment, (5) write-off of long-lived assets, (6) accrued compensation expense for Put/Call Consideration, (7) share-based compensation expense, (8) acquisition-related costs, (9) restructuring and certain severance costs, (10) certain litigation and other related costs, and (11) one-time items.

Adjusted net income is defined as net income (loss) excluding (1) goodwill impairment, (2) write-off of long-lived assets, (3) accrued compensation expense for Put/Call Consideration, (4) share-based compensation expense, (5) acquisition-related costs, (6) restructuring and certain severance costs, (7) certain litigation and other related costs, and (8) one-time items. Adjusted net income is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from net income (loss), which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
	2020	2019
Net income (loss)	$2,207	$(1,747)
Income tax expense	822	74
Interest expense, net	5,350	6,892
Goodwill impairment	817	—
Write-off of long-lived assets	1	425
Depreciation and amortization	15,302	13,940
General and administrative	46,798	48,065
Product development	12,604	8,055
Sales and marketing	11,683	11,545
Non-media cost of revenue (1)	14,837	6,341
Media margin	$110,421	$93,590
Revenue	$310,719	$281,684
Media margin % of revenue	35.5%	33.2%

(1) Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net income (loss), which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
	2020	2019
Net income (loss)	$2,207	$(1,747)
Income tax expense	822	74
Interest expense, net	5,350	6,892
Depreciation and amortization	15,302	13,940
Goodwill impairment	817	—
Write-off of long-lived assets	1	425
Accrued compensation expense for Put/Call Consideration	1,775	—
Share-based compensation expense	5,394	10,341
Acquisition-related costs	173	483
Restructuring and certain severance costs	615	1,956
Certain litigation and other related costs	8,715	2,135
One-time items	—	185
Adjusted EBITDA	$41,171	$34,684

Below is a reconciliation of adjusted net income and adjusted net income per share from net income (loss), which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
(In thousands, except share data)	2020	2019
Net income (loss)	$2,207	$(1,747)
Goodwill impairment	817	—
Write-off of long-lived assets	1	425
Accrued compensation expense for Put/Call Consideration	1,775	—
Share-based compensation expense	5,394	10,341
Acquisition-related costs	173	483
Restructuring and certain severance costs	615	1,956
Certain litigation and other related costs	8,715	2,135
One-time items	—	185
Adjusted net income	$19,697	$13,778
Adjusted net income per share:
Basic	$0.25	$0.17
Diluted	$0.25	$0.17
Adjusted weighted average number of shares outstanding:
Basic	78,611,145	79,373,789
Diluted	79,525,176	80,280,293

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

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under US GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain severance costs associated with department-specific reorganizations and certain litigation and other related costs associated with legal matters outside the ordinary course of business, including costs and accruals related to the NY AG and FTC matters. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. Adjusted EBITDA for the year ended December 31, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other material adjustments for one-time items in the periods presented.

Adjusted net income, as defined above, and the related measure of adjusted net income per share exclude certain items that are recognized and recorded under US GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. Adjusted net income for the year ended December 31, 2019 excluded as one-time items $0.2 million of costs associated with the move of our corporate headquarters. There were no other material adjustments for one-time items in the periods presented. We believe adjusted net income affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the US GAAP measure of net income (loss).

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

Results of Operations

Summary

Year ended December 31, 2020 compared to year ended December 31, 2019:

•	Revenue increased 10% to $310.7 million, from $281.7 million.

•	Net income was $2.2 million, or $0.03 per share, compared to net loss of $1.7 million, or $0.02 per share.

•	Media margin increased 18% to $110.4 million, representing 35.5% of revenue, from $93.6 million.

•	Adjusted EBITDA increased 19% to $41.2 million, based on a net income of $2.2 million, from $34.7 million, based on net loss of $1.7 million.

•	Adjusted net income increased $5.9 million to $19.7 million, or $ 0.25 per share, from $13.8 million, or $ 0.17 per share.

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those respective periods:

	Year Ended December 31,
(in thousands)	2020		2019
Revenue	$310,719	100%	$281,684	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	215,135	69.2	194,435	69.0
Sales and marketing	11,683	3.8	11,545	4.1
Product development	12,604	4.1	8,055	2.9
General and administrative	46,798	15.1	48,065	17.1
Depreciation and amortization	15,302	4.9	13,940	4.9
Goodwill impairment	817	0.3	—	—
Write-off of long-lived assets	1	—	425	0.2
Total costs and expenses	302,340	97.3	276,465	98.1
Income from operations	8,379	2.7	5,219	1.9
Interest expense, net	(5,350)	(1.7)	(6,892)	(2.4)
Income (loss) before income taxes	3,029	1.0	(1,673)	(0.6)
Income tax expense	(822)	(0.3)	(74)	—
Net income (loss)	$2,207	0.7	$(1,747)	(0.6)

Year ended December 31, 2020 compared to year ended December 31, 2019

Revenue. For the year ended December 31, 2020, revenue increased $29.0 million, or 10%, to $310.7 million, from $281.7 million for the year ended December 31, 2019. The increase was primarily attributable to higher monetization of the consumer traffic to our websites through improved matching of offers with consumers and an increase in consumers’ completing of offers presented. The increase also reflected more effective re-engagement of consumers after their initial experience on our websites, through SMS text messaging, push notifications and telephony. This increased monetization was offset by reduced traffic volumes, stemming from our Traffic Quality Initiative, which more sharply curtailed the volume of lower quality affiliate traffic, particularly during the fourth quarter of 2020. Reduced traffic volume continued into the first quarter of 2021 and higher levels of monetization likely will not be sufficient to offset reduced traffic volume, resulting in lower revenue compared to the first quarter of 2020. We anticipate higher volumes of traffic in future periods, although the timing of such increases remains uncertain.

At the onset of the continuing COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services reduced their spend with us, while certain advertisers in other verticals such as streaming services and mobile gaming increased their demand. In the third quarter, we experienced an improvement in spend from clients in our financial products and services vertical, though not fully to pre-COVID levels. Revenues in the fourth quarter benefitted from customary seasonal lift, notwithstanding the political election cycle, elongated holiday shopping season and the continuation of the pandemic. While changes in demand and pricing among clients in various industry verticals did not result in a significant disruption to our business in the third and fourth quarters of 2020, the trajectory of these trends is uncertain.

Cost of revenue (exclusive of depreciation and amortization). For the year ended December 31, 2020, cost of revenue increased $20.7 million, or 11%, to $215.1 million, from $194.4 million for the year ended December 31, 2019. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites and, historically, on behalf of third-party advertisers, as well as the costs of fulfilling rewards earned by consumers who complete the requisite number of advertiser offers.

For the year ended December 31, 2020, cost of revenue as a percentage of revenue increased to 69.2%, compared to 69.0% for the year ended December 31, 2019. Higher monetization achieved through improvements to our ad serving and responsiveness to new promotional campaigns was offset by higher reward fulfillment costs, particularly in the second half of the year. We are actively managing our traffic acquisition and reward fulfillment expenditures to reflect the evolving market dynamics and the impact of our Traffic Quality Initiative. As a result, past levels of cost of revenue (exclusive of depreciation and amortization) may not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing. For the year ended December 31, 2020, sales and marketing expenses increased $0.1 million, or 1%, to $11.7 million, from $11.5 million for the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, the amounts consisted mainly of employee salaries and benefits of $9.5 million and $8.4 million, advertising costs of $0.8 million and $1.4 million, and non-cash share-based compensation expense of $0.8 million and $1.0 million, respectively. We are actively managing our sales and marketing expenditures to reflect the evolving market dynamics associated with the impact of COVID-19 on our industry's practices, including trade events and exhibitions, and our advertiser clients’ businesses. As a result, past levels of sales and marketing expenditures may not be indicative of future expenditures, which may increase or decrease as these uncertainties in our business play out.

Product development. For the year ended December 31, 2020, product development expenses increased $4.5 million, or 56%, to $12.6 million, from $8.1 million for the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, the amounts consisted primarily of employee salaries and benefits of $9.6 million and $7.0 million, non-cash share-based compensation expense of $1.1 million and $0.9 million, and software license and maintenance costs of $1.0 million and $0.0 million, respectively. The increase in product development expenses reflects, in part, the development of new app-based media properties, expanding beyond our traditional focus on web-based media properties. We did not implement any material changes to our product development strategy in 2020.

General and administrative. For the year ended December 31, 2020, general and administrative expenses decreased $1.3 million, or 3%, to $46.8 million, from $48.1 million for the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, the amounts consisted mainly of employee salaries and benefits of $17.3 million and $18.4 million, certain litigation and related costs of $8.7 million and $2.1 million, professional fees of $5.5 million and $5.6 million, office overhead of $4.6 million and $3.7 million, non-cash share-based compensation expense of $3.5 million and $8.5 million, accrued compensation expense for Put/Call Consideration from the Winopoly Acquisition of $1.8 million and $0.0 million, provision for bad debt of $0.3 million and $2.6 million and restructuring and severance expense of $0.6 million and $2.0 million, respectively. The decrease was mainly the result of lower non-cash share-based compensation expense, provision for bad debt expense, restructuring and severance expense, and salaries and benefits expense, partially offset by increases in certain litigation and related costs year over year and accrued compensation expense for Put/Call Consideration in connection with the Winopoly Acquisition.

Depreciation and amortization. Depreciation and amortization expenses increased $1.4 million, or 10%, to $15.3 million, from $13.9 for year ended December 31, 2019, due primarily to the timing of the AdParlor Acquisition, which was completed on July 1, 2019.

Goodwill impairment. During the second quarter of 2020, we recognized $0.8 million of goodwill impairment related to the All Other reporting unit, with no corresponding impairment charge in the prior period.

Write-off of long-lived assets. During the years ended December 31, 2020 and 2019, we recognized $0.0 million and $0.4 million, respectively, due to abandonment of certain internally developed software that had not yet been placed into service.

Interest expense, net. For the year ended December 31, 2020, interest expense, net, decreased $1.5 million, or 22%, to $5.4 million, from $6.9 million for the year ended December 31, 2019. The decrease was primarily attributable to a lower interest rate environment and a lower average debt balance outstanding on the Refinanced Term Loan, as described below under “Liquidity and Capital Resources.”

Income (loss) before income taxes. For the year ended December 31, 2020, income before income taxes was $3.0 million, compared to net loss before income taxes of $1.7 million for the year ended December 31, 2019. The change was primarily due to an increase in revenue of $29.0 million, decrease in interest expense of $1.5 million, decrease in general and administrative expense of $1.3 million, decrease in sales and marketing of $0.1 million, and the absence of the write-off of long-lived assets of $0.4 million from prior period, partially offset by increased cost of revenue of $20.7 million, increased product development of $4.5 million, increased depreciation and amortization expense of $1.4 million and a goodwill impairment charge of $0.8 million in the current year, discussed above.

Income tax expense. For the years ended December 31, 2020 and 2019, the provision for income taxes was $0.8 million and $0.1 million, respectively, with an effective tax rate of 27.1% and 4.4%, respectively.

As of December 31, 2020 and 2019, the Company recorded full valuation allowances against its net deferred tax assets. The Company intends to maintain full valuation allowances against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such allowances. A release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net income (loss). For the years ended December 31, 2020 and 2019, net income was $2.2 million and net loss was $1.7 million, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and the competitive environment within our industry.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the years ended December 31, 2020 and 2019, net cash provided by operating activities was $20.3 million and $26.0 million, respectively. Net income in the current period of $2.2 million represents an increase of $4.0 million, as compared with net loss of $1.7 million in the prior period. Adjustments to reconcile net income to net cash provided by operating activities of $25.1 million in the current period declined by $3.6 million, as compared with $28.7 million in the prior period, primarily due to reductions in share-based compensation expense and provision for bad debt, partly offset by the inclusion of an accrual for Put/Call Consideration in the current period, with no corresponding amount in the prior period. Changes in assets and liabilities consumed cash of $7.0 million in the current period, as compared with providing a source of cash of $0.9 million in the prior period, primarily due to ordinary-course changes in working capital.

Cash flows used in investing activities. For the years ended December 31, 2020 and 2019, net cash used in investing activities was $4.3 million and $12.0 million, respectively. The decline was mainly due to reduced cash paid for business acquisitions of $5.8 million and reduced capital expenditures of $2.0 million year over year.

Cash flows used in financing activities. For the years ended December 31, 2020 and 2019, net cash used in financing activities was $13.6 million and $13.2 million, respectively. The increase was mainly due to an increase in the repayment of long-term debt of $3.8 million, partially offset by a $2.6 million decrease in statutory taxes paid related to the net share settlement of vested restricted stock units, due to fewer restricted stock units vesting in 2020, and by a $0.5 million decrease in the repurchase of treasury stock as part of a stock repurchase program.

As of December 31, 2020, we had noncancelable operating lease commitments of $10.8 million and long-term debt which had a $43.0 million principal balance. For the year ended December 31, 2020, we funded our operations using available cash.

As of December 31, 2020, we had cash, cash equivalents and restricted cash of approximately $22.6 million, an increase of $2.4 million from $20.2 million as of December 31, 2019. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

In January 2020, holders of an aggregate of 300,000 shares of common stock, obtained upon exercise of warrants issued in connection with our Credit Agreement, exercised a put right to require us to purchase all such shares for an aggregate of $1.15 million. We funded such purchase with cash on hand.

We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We continue to identify and prioritize additional technologies which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions or working capital required for internal development projects, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of equity financing, may result in dilution to stockholders. On July 1, 2019, we acquired substantially all of the assets of AdParlor Holdings, Inc. and certain affiliates for $7.3 million in cash, using cash on hand, and issued a $2.4 million promissory note to the sellers. On April 1, 2020, we acquired a 50% membership interest in Winopoly, LLC, for a deemed purchase price of $2.6 million, comprised of $1.6 million in upfront cash paid to the seller parties and contingent consideration with a fair value of $1.0 million, payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. See Note 13, Business acquisitions, in the Notes to Consolidated Financial Statements.

On March 26, 2018, in connection with the Spin-off of Red Violet, we refinanced and fully repaid the existing Term Loans and Promissory Notes with an aggregate amount of $67.1 million, with proceeds from the Refinanced Term Loan in the amount of $70.0 million. As of December 31, 2020, the Refinanced Term Loan has an outstanding principal balance of $43.0 million. The Credit Agreement, along with the related Amendment No. 6 governing the Refinanced Term Loan and subsequent amendments, contain restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants and prepayment penalties in the Credit Agreement, as amended, may limit our strategic and financing options and our ability to return capital to our shareholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs.

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

The Credit Agreement, as amended, requires us to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ended June 30, 2018. While we were in compliance with the financial and other covenants as of December 31, 2020, we cannot assure that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. In addition, the Credit Agreement includes certain prepayment provisions, including mandatory quarterly prepayments of the Refinanced Term Loan with a portion of our excess cash flow and prepayment penalties if we prepay the Refinanced Term Loan before the fourth anniversary of Amendment No. 6. As long as the Refinanced Term Loan remains outstanding, the restrictive covenants and mandatory quarterly prepayment provisions and prepayment penalties could impair our ability to expand or pursue our business strategies or obtain additional funding.

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

Goodwill

In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Goodwill is tested for impairment at the reporting unit level and is conducted by estimating and co mparing the fair value of each of the Company’s reporting units to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company recognizes an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit.

As of July 1, 2019, due to the AdParlor Acquisition (as further discussed in Note 13, Business acquisitions, in the Notes to Consolidated Financial Statements), the Company determined that it has two reporting units, “Fluent” which represents our core business and “All Other” which represents AdParlor.

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

As of October 1, 2020, we performed our annual goodwill impairment test. Based on the results of this annual test, which used a combination of income and market approaches to determine the fair value of its two reporting units, the Company concluded that Fluent's goodwill of $160.9 million and All Other's goodwill of $4.2 million, were not impaired since the results of the annual test indicated that the estimated fair values exceeded their carrying value by approximately 40.7% and 6.3%, respectively. The Company believes that the assumptions utilized in its interim impairment testing over its two reporting units, including the determination of an appropriate discount rate of 13.0% for Fluent and 16.0% for All Other, long-term profitability growth projections, and estimated future cash flows, are reasonable. The risk of future impairment of goodwill exists if actual results, such as lower than expected revenue, profitability, cash flows, market multiples, discount rates and control premiums, differ from the assumptions used in the Company's annual impairment test.

Intangible assets other than goodwill

Intangible assets are initially capitalized based on actual costs incurred, acquisition cost, or fair value if acquired as part of a business combination. These intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are the periods over which these assets are expected to contribute directly or indirectly to future cash flows. Intangible assets represent purchased intellectual property, software developed for internal use, acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements, including those resulting from acquisitions. Intangible assets have estimated useful lives of 2 to 20 years.

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

During the three months ended June 30, 2020, the Company determined that the effects of the macroeconomic conditions arising from the global COVID-19 pandemic and the social unrest throughout the United States, which changed the media buying patterns of certain customers directly impacting the All Other reporting unit, constituted an impairment triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets as of June 30, 2020. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of June 30, 2020, its long-lived assets were not impaired. As of October 1, 2020, the Company performed its annual recoverability test and determined that its long-lived assets were not impaired. As of December 31, 2020, the Company assessed whether there were any triggering events that would indicate a potential impairment of its long-lived intangible assets and did not identify any such triggering events or impairment indicators.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d–15(e)) as of the end of the period covered by this 2020 Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with the U.S generally accepted accounting principles as of the end of the period covered by this annual report.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton, LLP, as stated in their report on management’s internal control over financial reporting, which is also included in Item 8, “Financial Statements and Supplementary Data,” of this 2020 Form 10-K.

Remediation of Material Weaknesses in Internal Control

As disclosed under Part II, Item 9A, Controls and Procedures, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company reported a material weakness in internal control related to revenues. The material weakness related to internal control deficiencies over the revenue recognition process; specifically, aggregation of control deficiencies related to inadequate segregation of duties, significant deficiencies within Fluent’s information technology general controls, and ineffective manual preventative and detective controls.

This material weakness was addressed by a series of actions detailed in prior filings, including implementing a new ERP system and enhancing Fluent’s processes related to customer revenue recognition in order to strengthen controls for the proper recognition of revenue. During the fourth quarter of 2020, the Company completed its testing of the operating effectiveness of these implemented control enhancements.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description
3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.3	Certificate of Amendment to the Certificate of Incorporation of IDI, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).
3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 16, 2018).
3.5	Amended and Restated Bylaws of Fluent, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 19, 2019).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 16, 2018).
4.2	Form of Additional Warrants (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed October 17, 2017).
4.3	Description of Securities.*
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).
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

10.4	2015 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015).
10.5

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

10.6	Limited Consent and Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2016).
10.7

Limited Consent and Amendment No. 2 to Credit Agreement, dated September 30, 2016, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2016).

10.8	Amendment to IDI, Inc. 2015 Stock Incentive Plan effective June 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement Form S-8 filed on June 3, 2016).+
10.9

Amendment No. 3 to Credit Agreement, dated as of January 19, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 14, 2017).

10.10

Amendment No. 4 to Credit Agreement, dated as of August 7, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.11

Amendment No. 5 to Credit Agreement, dated as of November 3, 2017, by and among Cogint, Inc., Fluent, LLC, the other borrowers party thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.12

Separation and Distribution Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.13

Amended and Restated Tax Matters Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.14

Employee Matters Agreement dated February 27, 2018, by and among Cogint, Inc. and Red Violet, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 28, 2018).

10.15

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

10.17

Employment Agreement, by and between Fluent, LLC and Donald Patrick, effective as of January 8, 2018 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on March 27, 2018). +

10.18	Amendment to IDI, Inc. 2015 Stock Incentive Plan, effective January 8, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 filed on April 6, 2018).
10.19	Fluent, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2018).
10.20

Amendment No. 7 to Credit Agreement, dated as of September 10, 2018, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2018).

10.21

Employment Agreement, by and between Fluent, Inc. and Ryan Schulke, dated September 11, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 12, 2018). +

10.22

Employment Agreement, by and between Fluent, Inc. and Matthew Conlin, dated September 11, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on September 12, 2018).+

10.23

Amendment No. 8 to Credit Agreement, dated as of October 12, 2018, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2018).

10.24	Employment Agreement, by and between the Company and Alex Mandel, dated February 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2019). +
10.25	Amendment No. 9 to Credit Agreement, dated as of November 8, 2019, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2019).
10.26	Amendment No. 10 to Credit Agreement, dated as of November 19, 2019, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 19, 2019).
10.27	Limited Consent and Amendment No. 11 to Credit Agreement, dated as of April 1, 2020, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, Whitehorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020).
10.28	Amendment No. 12 to Credit Agreement, dated as of May 19, 2020, by and among Fluent, Inc., Fluent, LLC as borrower, the other borrower parties thereto, WhiteHorse Finance, Inc., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 13, 2020).
21.1	Subsidiaries of Fluent, Inc.*
23.1	Consent of Grant Thornton LLP.*
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

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2021		FLUENT, INC.

	By:	/s/ Ryan Schulke
Ryan Schulke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan Schulke	Chairman and Chief Executive Officer	March 16, 2021
Ryan Schulke	(Principal Executive Officer)

/s/ Alexander Mandel	Chief Financial Officer	March 16, 2021
Alexander Mandel	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew Conlin	President and Director	March 16, 2021
Matthew Conlin

/s/ Donald Mathis	Director	March 16, 2021
Donald Mathis

/s/ Carla S. Newell	Director	March 16, 2021
Carla S. Newell

/s/ Barbara Shattuck Kohn	Director	March 16, 2021
Barbara Shattuck Kohn

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fluent, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Fluent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of revenue recognition

As described in Notes 2 and 12 to the financial statements, and disclosed in the consolidated statements of operations, the Company recorded $310.7 million of total revenues for the year ended December 31, 2020, of which $304.1 million related to the Fluent operating segment.

The Company's performance obligation is typically to (a) deliver data records, based on predefined qualifying characteristics specified by the customer or (b) generate conversions, based on predefined user actions and subject to certain qualifying characteristics specified by the customer. In addition, the Company’s controls over revenue recognition were determined not to be operating effectively through September 30, 2020, which increases the risk related to the occurrence of revenue. We identified revenue recognition as a critical audit matter.

The principal considerations for our determination that revenue recognition is a critical audit matter are (i) significant level of audit effort required to evaluate the sufficiency and appropriateness of audit evidence when examining the Company’s customer confirmations in combination with cash receipts and other supporting evidence and (ii) evaluating the nature and extent of audit evidence obtained for new revenue contracts or amendments to existing contracts, which require subjective auditor judgement because of the nature of the Company’s revenue contracts and the extent of reliance of third-party evidence.

Our audit procedures related to the evaluation of revenue recognition included the following, among others.

●

With the assistance of our information technology professionals with specialized skills and knowledge, we identified the significant systems, automated controls, and tools used to capture third party customer confirmations, including testing of user access controls and change management controls.

●	For a sample of revenue transactions, we performed detailed transaction testing by (i) agreeing the amount recognized to source documentation, (ii) comparing the amount of revenue recognized to third party customer confirmations obtained by the Company, and (iii) comparing the amount of revenue recognized to subsequent cash remittance advice.

Recoverability of the carrying value of goodwill

As described in Notes 2 and 7 to the financial statements, in accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Goodwill as of December 31, 2020 was $160.9 million and $4.2 million, for the Fluent and All Other reporting units, respectively. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. During the periods ending March 31, 2020 and June 30, 2020, the Company identified triggering events for potential impairments in its reporting units. We identified management’s evaluation of the recoverability of the carrying value of goodwill as a critical audit matter.

The principal considerations for our determination that management’s evaluation of the recoverability of the carrying value of goodwill is a critical audit matter are that the estimate of the fair value of each reporting unit requires significant management estimates and judgments related to assumptions such as forecasted sales growth, terminal growth rates, profitability, discount rates, and the identification of comparable publicly traded companies and market multiples. This is also made more challenging by the uncertainty of the potential impact to cash flows and multiples due to the COVID-19 pandemic and social unrest throughout the United States.

Our audit procedures related to the evaluation of the recoverability of the carrying value of goodwill included the following, among others.

●

We evaluated the design and tested the operating effectiveness of key internal controls over the Company’s goodwill impairment process. This included controls over the determination of the assumptions used to estimate the fair value of the reporting units.

●

We assessed the Company’s ability to project cash flows, including revenue growth and profitability by comparing the Company’s historical cash flow projections to actual results. In addition, we evaluated the Company’s projected cash flows by comparing the projections to historical trends and available industry information, considering the underlying business strategies and growth plans.

●

We reviewed the reconciliation of the fair value of all reporting units to the market capitalization of the Company, including assessing the implied control premium. We involved our valuation specialists to assist in reviewing the valuation methodology and tested the terminal values and weighted average cost of capital, including company specific risk premiums for the reporting unit. Our valuation specialist also reviewed the multiples and underlying calculations utilized in the market approach valuations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

New York, New York

March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fluent, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Fluent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 16, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2021

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS:
Cash and cash equivalents	$21,087	$18,679
Accounts receivable, net of allowance for doubtful accounts of $368 and $1,967, respectively	62,669	60,915
Prepaid expenses and other current assets	2,435	1,921
Total current assets	86,191	81,515
Restricted cash	1,480	1,480
Property and equipment, net	2,201	2,863
Operating lease right-of-use assets	8,284	9,865
Intangible assets, net	45,417	55,603
Goodwill	165,088	164,774
Other non-current assets	1,559	993
Total assets	$310,220	$317,093
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$7,692	$21,574
Accrued expenses and other current liabilities	31,568	20,358
Deferred revenue	1,373	1,140
Current portion of long-term debt	7,293	6,873
Current portion of operating lease liability	2,291	2,282
Total current liabilities	50,217	52,227
Long-term debt, net	33,283	44,098
Operating lease liability, net	7,290	9,056
Other non-current liabilities	2,545	775
Total liabilities	93,335	106,156
Contingencies (Note 16)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 80,295,141 and 78,642,078, respectively; and Shares outstanding — 76,349,274 and 75,873,679, respectively	40	39
Treasury stock, at cost — 3,945,867 and 2,768,399 shares, respectively	(9,999)	(8,184)
Additional paid-in capital	411,753	406,198
Accumulated deficit	(184,909)	(187,116)
Total shareholders’ equity	216,885	210,937
Total liabilities and shareholders’ equity	$310,220	$317,093

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2020	2019
Revenue	$310,719	$281,684
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	215,135	194,435
Sales and marketing	11,683	11,545
Product development	12,604	8,055
General and administrative	46,798	48,065
Depreciation and amortization	15,302	13,940
Goodwill impairment	817	—
Write-off of long-lived assets	1	425
Total costs and expenses	302,340	276,465
Income from operations	8,379	5,219
Interest expense, net	(5,350)	(6,892)
Income (loss) before income taxes	3,029	(1,673)
Income tax expense	(822)	(74)
Net income (loss)	$2,207	$(1,747)
Basic and diluted income (loss) per share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)
Weighted average number of shares outstanding:
Basic	78,611,145	79,373,789
Diluted	79,525,176	79,373,789

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Additional		Total
	Common stock		Treasury stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as at December 31, 2018	76,525,581	$38	1,233,198	$(3,272)	$395,769	$(185,369)	$207,166
Vesting of restricted stock units and issuance of restricted stock	2,116,497	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	567,447	(3,120)	—	—	(3,120)
Repurchase of shares into treasury stock	—	—	967,754	(1,792)	—	—	(1,792)
Share-based compensation expense	—	—	—	—	10,430	—	10,430
Net loss	—	—	—	—	—	(1,747)	(1,747)
Balance as at December 31, 2019	78,642,078	$39	2,768,399	$(8,184)	$406,198	$(187,116)	$210,937
Vesting of restricted stock units and issuance of restricted stock	1,653,063	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	219,795	(515)	—	—	(515)
Repurchase of shares into treasury stock	—	—	657,673	(1,300)	—	—	(1,300)
Exercise of warrants by certain warrant holders (see Note 10)	—	—	300,000	—	—	—	—
Share-based compensation expense	—	—	—	—	5,556	—	5,556
Net income	—	—	—	—	—	2,207	2,207
Balance as at December 31, 2020	80,295,141	$40	3,945,867	$(9,999)	$411,753	$(184,909)	$216,885

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,207	$(1,747)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,302	13,940
Non-cash interest expense	1,407	1,387
Share-based compensation expense	5,394	10,341
Goodwill impairment	817	—
Write-off of long-lived assets	1	425
Non-cash accrued compensation expense for Put/Call Consideration	1,775	—
Provision for bad debts	269	2,550
Deferred income taxes	120	35
Changes in assets and liabilities:
Accounts receivable	(1,990)	(6,978)
Prepaid expenses and other current assets	(514)	104
Other non-current assets	(566)	(551)
Operating lease assets and liabilities, net	(176)	1,473
Accounts payable	(13,882)	6,028
Accrued expenses and other current liabilities	10,026	(1,626)
Deferred revenue	233	663
Other	(125)	(26)
Net cash provided by operating activities	20,298	26,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(1,426)	(7,246)
Capitalized costs included in intangible assets	(2,783)	(2,624)
Acquisition of property and equipment	(64)	(2,088)
Net cash used in investing activities	(4,273)	(11,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(11,802)	(8,034)
Repurchase of treasury stock	(1,300)	(1,792)
Taxes paid related to net share settlement of vesting of restricted stock units	(515)	(3,120)
Debt financing costs	—	(204)
Net cash used in financing activities	(13,617)	(13,150)
Net increase in cash, cash equivalents and restricted cash	2,408	910
Cash, cash equivalents and restricted cash at beginning of period	20,159	19,249
Cash, cash equivalents and restricted cash at end of period	$22,567	$20,159

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$3,804	$5,387
Cash paid for income taxes	$843	$135
Share-based compensation capitalized in intangible assets	$162	$89

See notes to consolidated financial statements

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities and organization

Principal activities

Fluent, Inc. (“Fluent,” or the “Company”), a Delaware corporation, is an industry leader in data-driven digital marketing services. The Company primarily performs customer acquisition services by operating highly scalable digital marketing campaigns, through which the Company connects its advertiser clients with consumers they are seeking to reach. The Company delivers data and performance-based marketing executions to its clients, which in 2020 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Financial Products & Services, Media & Entertainment, Health & Wellness, Staffing & Recruitment and Retail & Consumer.

2. Summary of significant accounting policies

(a) Basis of preparation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC").

From time to time, the Company  may enter into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment  may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. As of  April 1, 2020, the Company has included Winopoly, LLC in its consolidated financial statements as a VIE (as further discussed in Note 13, Business acquisitions and Note 14, Variable interest entity).

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

The Company’s cash, cash equivalents and restricted cash are held in major financial institutions located in the United States, which have high credit ratings. As of December 31, 2020 and 2019, cash and cash equivalents were available for use in servicing the Company's debt obligations and general operating purposes.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments. The Company places its temporary cash instruments with highly rated financial institutions within the United States, and, at times, may maintain balances in such institutions in excess of the $250 thousand U.S. Federal Deposit Insurance Corporation insurance limit. The Company monitors the credit ratings of its financial institutions to mitigate this risk.

(d) Accounts receivable and allowance for doubtful accounts

Accounts receivable are due from customers, which are generally unsecured, and consist of amounts earned but not yet collected. None of the Company’s accounts receivable bear interest.

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines this allowance based on reviews of customer-specific facts and circumstances. Account balances are charged off against the allowance for doubtful accounts after all customary means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have off-balance sheet credit exposure related to its customers. As of December 31, 2020 and 2019, the Company's allowance for doubtful accounts was $368 and $1,967, respectively.

Movements within the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
(In thousands)	2020	2019
Beginning balance	$1,967	$1,751
Charges to expenses	269	2,550
Write-offs	(1,868)	(2,334)
Ending balance	$368	$1,967

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

For the year ended December 31, 2019, the Company determined the value of intangible assets was recoverable except for certain internally developed software costs, as discussed in Note 6, Intangible assets, net. As of  December 31, 2020 and 2019, the Company reviewed the indicators for impairment and concluded that no additional impairment of its finite-lived intangible assets existed.

(h) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2020 and 2019, the goodwill balance relates to the acquisition of Interactive Data, LLC, the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition and the Winopoly Acquisition (as defined in Note 6, Intangible assets, net).

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

The fair value of the Company’s cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments. As of December 31, 2020, the Company regards the fair value of its long-term debt to approximate its carrying value. This fair value assessment represents a Level 2 measurement. See Note 8, Long-term debt, net.

(j) Revenue recognition

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of December 31, 2020 and 2019, the balance of deferred revenue was $1,373 and $1,140, respectively. The majority of the deferred revenue balance as of  December 31, 2020 will be recognized into revenue during the first quarter of 2021.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of December 31, 2020 and 2019, unbilled revenue included in accounts receivable was $28,337 and $29,061, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

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

(l) Advertising costs

Advertising costs are charged to operations as incurred. For the years ended December 31, 2020 and 2019, advertising costs, included in sales and marketing expenses, were $835 and $1,354, respectively.

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

(o) Income (loss) per share

Basic income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods, in addition to restricted stock units ("RSUs") and restricted common stock that are vested not delivered. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options and unvested shares. Common equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

(p) Segment data

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in making decisions regarding resource allocation and performance assessment. The Company defines the term “chief operating decision maker” to be its chief executive officer. The Company has determined it has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results of AdParlor, LLC, a digital advertising solution for social media buying (see Note 13, Business acquisitions) and is included in segment reporting for purposes of reconciliation of the respective balances to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

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

3. Income (loss) per share

For the years ended  December 31, 2020 and 2019 basic and diluted income (loss) per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2020	2019
Numerator:
Net income (loss)	$2,207	$(1,747)
Denominator:
Weighted average shares outstanding	76,206,262	76,357,393
Weighted average restricted shares vested not delivered	2,404,883	3,016,396
Total basic weighted average shares outstanding	78,611,145	79,373,789
Dilutive effect of assumed conversion of restricted stock units	912,365	—
Dilutive effect of assumed conversion of stock options	1,666	—
Total diluted weighted average shares outstanding	79,525,176	79,373,789
Basic and diluted income (loss) per share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)

Based on exercise prices compared to the average stock prices for the years ended December 31, 2020 and 2019, certain stock equivalents, including stock options and warrants, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Year Ended December 31,
	2020	2019
Restricted stock units	1,492,760	3,394,370
Stock options	2,294,000	2,120,000
Warrants	833,333	2,398,776
Total anti-dilutive securities	4,620,093	7,913,146

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

The Company is party to several noncancelable operating and financing lease agreements that have original lease periods expiring between 2022 and 2025. Although certain leases include options to renew, the Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees, nor material restrictive covenants. Effective October 10, 2018, the Company entered into a seven-year operating lease agreement for approximately 42,685 square feet of office space in New York City. In connection with this lease agreement, the Company was required to establish and maintain a $1,480 cash collateral account, which is recorded in restricted cash on the consolidated balance sheets. Additionally, the Company obtained the right to use certain furniture, fixtures and office equipment already installed in the new office space, which the Company has treated as a capital lease.

For the year ended December 31, 2020 and 2019, the components of lease costs are as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Operating leases:
Rent expense	$2,105	$2,070
Financing lease:
Leased furniture, fixtures and office equipment depreciation expense	292	243
Interest expense	38	43
Short-term leases:
Rent expense	439	418
Total lease costs	$2,874	$2,774

As of December 31, 2020 and 2019, the weighted average lease-term and discount rate of the Company's leases are as follows:

	December 31, 2020
	Operating Leases	Financing Lease
Weighted average remaining lease-term (in years)	4.8	4.9
Weighted average discount rate	5.0%	5.0%

As of December 31, 2020, scheduled future maturities of the Company's lease liabilities are as follows:

(In thousands)	December 31, 2020
Year	Operating Leases	Financing Lease
2021	$2,291	$157
2022	2,159	158
2023	2,222	169
2024	2,222	169
2025	1,888	142
Total undiscounted cash flows	10,782	795
Less: imputed interest	(1,201)	(91)
Present value of lease liabilities	$9,581	$704

For the year ended December 31, 2020 and 2019, supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases (1)	$2,282	$867
Operating cash flows used for financing lease	$38	$50
Lease liabilities related to the acquisition of right-of-use assets:
Operating leases	$—	$568

(1)	For the year ended December 31, 2019, the Company received a cash reimbursement of $640 for tenant improvements made to its New York City corporate headquarters.

5. Property and equipment, net

Property and equipment, net consists of the following:

(In thousands)	December 31, 2020	December 31, 2019
Computer and network equipment	$535	$453
Furniture, fixtures and office equipment	966	940
Leased furniture, fixtures and office equipment	875	875
Leasehold improvements	1,290	1,290
Total cost of property and equipment	3,666	3,558
Less: accumulated depreciation and amortization	(1,465)	(695)
Property and equipment, net	$2,201	$2,863

For the years ended December 31, 2020 and 2019, depreciation of property and equipment was $771 and $743, respectively.

6. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

(In thousands)	Amortization period (years)	December 31, 2020	December 31, 2019
Gross amount:
Software developed for internal use	3	$7,376	$4,866
Acquired proprietary technology	3-5	14,788	13,661
Customer relationships	5-10	37,886	37,286
Trade names	4-20	16,657	16,657
Domain names	20	191	191
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
		109,958	105,721
Accumulated amortization:
Software developed for internal use		(3,551)	(1,995)
Acquired proprietary technology		(12,474)	(9,516)
Customer relationships		(24,657)	(19,396)
Trade names		(4,252)	(3,359)
Domain names		(48)	(39)
Databases		(17,791)	(14,182)
Non-competition agreements		(1,768)	(1,631)
		(64,541)	(50,118)
Net intangible assets:
Software developed for internal use		3,825	2,871
Acquired proprietary technology		2,314	4,145
Customer relationships		13,229	17,890
Trade names		12,405	13,298
Domain names		143	152
Databases		13,501	17,110
Non-competition agreements		—	137
		$45,417	$55,603

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"); the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"); the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"); and the acquisition of 50% interest in Winopoly, LLC (the "Winopoly Acquisition"), effective April 1, 2020 (as further discussed in Note 13, Business acquisitions).

For the years ended December 31, 2020 and 2019, amortization expenses related to intangible assets, and included in depreciation and amortization expenses in the Company's consolidated statements of operations, were $14,531 and $13,197, respectively.

For the years ended December 31, 2020 and 2019, the Company capitalized $2,945 and $2,713, respectively, most of which was related to internally developed software, and wrote off $0 and $425, respectively, due to abandonment of certain internally developed software whose net carrying values were not recoverable. In addition, for the years ended December 31, 2020 and 2019, the Company recorded $1,400 for the Winopoly Acquisition and $4,700 for the AdParlor Acquisition.

As of December 31, 2020, estimated amortization expenses related to the Company’s intangible assets for 2021 through 2026 and thereafter are as follows:

(In thousands)
Year	December 31, 2020
2021	$12,049
2022	11,156
2023	5,281
2024	4,470
2025	4,024
2026 and thereafter	8,437
Total	$45,417

7. Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2020, the goodwill balance relates to the acquisition of Interactive Data, LLC, the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition and the Winopoly Acquisition (as further discussed in Note 13, Business acquisitions). As of December 31, 2020 and 2019, the change in the carrying value of goodwill for our operating segments (as defined in Note 12, Segment information), are listed below:

(In thousands)	Fluent	All Other	Total
Balance as at December 31, 2019	$159,791	$4,983	$164,774
Winopoly Acquisition	1,131	—	1,131
Goodwill impairment	—	(817)	(817)
Balance as at December 31, 2020	$160,922	$4,166	$165,088

The carrying value of the All Other reporting unit’s goodwill was remeasured to fair value on a nonrecurring basis in the second quarter of 2020. The fair value of the All Other reporting unit was calculated by weighting the results from the income approach and the market approach. The income approach uses a discounted cash flow model that requires various observable and non-observable inputs, such as discount rates, forecast cash flows, and terminal values. The market approach uses revenue and EBITDA multiples based on a group of peer companies, which are then applied to the revenues and EBITDA of the All Other reporting unit. The resulting fair value Level 3 estimate was less than the All other reporting unit’s carrying value by $817, and as such the All Other reporting unit’s goodwill was impaired by this amount.

8. Long-term debt, net

Long-term debt, net, related to the Refinanced Term Loan and Note Payable (as defined below) consisted of the following:

(In thousands)	December 31, 2020	December 31, 2019
Refinanced Term Loan due 2023 (less unamortized discount of $2,386 and $3,715, respectively)	$39,350	$48,571
Note Payable due 2021 (less unamortized discount of $24 and $100, respectively)	1,226	2,400
Long-term debt, net	40,576	50,971
Less: Current portion of long-term debt	(7,293)	(6,873)
Long-term debt, net (non-current)	$33,283	$44,098

Refinanced Term Loan

On  March 26, 2018, Fluent, LLC refinanced and fully repaid its existing term loans and certain promissory notes, which had been entered into on  December 8, 2015, with a new term loan in the amount of $70.0 million ("Refinanced Term Loan"), pursuant to a Limited Consent and Amendment No. 6 ("Amendment No. 6") to its Credit Agreement (the "Credit Agreement"). The Refinanced Term Loan is guaranteed by the Company and its direct and indirect subsidiaries, and is secured by substantially all of the assets of the Company and its direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis. The Refinanced Term Loan accrues interest at the rate of either, at Fluent's option, (a) LIBOR (subject to a floor of 0.50%) plus 7.00% per annum, or (b) the base rate (generally equivalent to the U.S. prime rate) plus 6.0% per annum, payable in cash. Interest under the Refinanced Term Loan is payable monthly. Scheduled principal amortization of the Refinanced Term Loan is $875 per quarter, commencing with the fiscal quarter ended June 30, 2018. The Refinanced Term Loan matures on March 26, 2023. As of December 31, 2020, the Refinanced Term Loan had a principal balance of $41,736.

The Credit Agreement, as amended, requires the Company to maintain and comply with certain financial and other covenants, commencing with the fiscal quarter ended June 30, 2018. In addition, the Credit Agreement, as amended, includes certain prepayment provisions, including mandatory quarterly principal prepayments of the Refinanced Term Loan with a portion of the Company's excess cash flow, as defined in the Credit Agreement. For the fourth quarter ended December 31, 2020, the quarterly prepayment resulting from excess cash flow is $2,543. As of December 31, 2020, this amount was reclassified to the current portion of long-term debt. At December 31, 2020, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

Note Payable

On July 1, 2019, in connection with the AdParlor Acquisition (as further discussed in Note 13, Business acquisitions), the Company issued a promissory note (the "Note Payable") in the principal amount of $2,350, net of discount of $150 from imputing interest on the non-interest bearing note using a 4.28% rate. The promissory note is guaranteed by the Company's subsidiary, Fluent, LLC, will not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing of the acquisition and is subject to setoff in respect of certain indemnity and other matters. The first installment payment of $1,250 was made on  July 1, 2020, using cash on hand. As of December 31, 2020, the Note Payable had a principal balance of $1,250.

Maturities

As of December 31, 2020, scheduled future maturities of the Refinanced Term Loan and Note Payable, including the required principal prepayment based on a portion of the Company's quarterly excess cash flow and excluding potential future additional principal prepayments, are as follows:

(In thousands)
Year
2021	$7,293
2022	3,500
2023	32,193
Total maturities	$42,986

Fair value

As of December 31, 2020, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

9. Income taxes

The Company is subject to federal and state income taxes in the United States. For the years ended December 31, 2020 and 2019, the expense for income taxes on income (loss) from operations consisted of the following:

	Year Ended December 31
(In thousands)	2020	2019
Current:
Federal	$—	$—
State	705	—
Foreign	(3)	39
Total current	702	39
Deferred:
Federal	1,882	439
State	459	(20)
Foreign	128	(18)
Less: valuation allowance	(2,349)	(366)
Total deferred	120	35
Income tax expense	$822	$74

For the years ended December 31, 2020 and 2019, reconciliation of the Company's effective income tax rate to the U.S. corporate statutory income tax rate is as follows:

	Year Ended December 31,
(In thousands)	2020		2019
Income tax expense at federal statutory rate	$636	21.0%	$(351)	21.0%
Share-based compensation shortfall (windfall)	(10)	(0.3)	(425)	25.4
Effect of state taxes, net of federal tax benefit	1,016	33.5	(16)	1.0
Non-deductible items	845	27.9	934	(55.8)
Return to provision adjustment	(84)	(2.8)	224	(13.4)
Foreign rate difference	25	0.8	3	(0.2)
Minority interest	154	5.1	—	—
Deferred only adjustments	579	19.1	40	(2.4)
Other	10	0.3	31	(1.9)
Change in valuation allowance	(2,349)	(77.6)	(366)	21.9
Income tax expense	$822	27.1%	$74	(4.4)%

As of December 31, 2020 and 2019, the components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$2,262	$5,073
Share-based compensation	6,115	6,322
Interest expense limitation	—	1,951
Accounts receivable, net	94	504
Investment in Winopoly	242	—
Acquisition costs	—	229
Operating lease liability	2,386	2,910
Other	247	216
	11,346	17,205
Valuation allowance	(2,523)	(4,872)
	8,823	12,333
Deferred tax liabilities:
Intangible assets	(6,536)	(9,767)
Operating lease right-of-use asset	(2,056)	(2,532)
Deferred revenue	—	(4)
Property and equipment, net	(432)	(111)
	(9,024)	(12,414)
Net deferred tax liability	$(201)	$(81)

As of December 31, 2020, the Company has federal net operating losses of $10,866, of which $1,165 begin to expire in 2037, and $9,700 which can be carried forward indefinitely. As of December 31, 2020, the Company has state net operating loss carryforwards of $25,031, which begin to expire in 2030.

As of December 31, 2020 and 2019, the Company recorded a full valuation allowance against its net deferred tax assets of $2,523 and $4,872, respectively. For the year ended December 31, 2020, the decrease in the valuation allowance is primarily a result of the movement in the net deferred tax asset in the current year. The Company intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company files tax returns in federal and certain state and local jurisdictions. The 2016 tax year is the earliest tax year that remains subject to examination by the following taxing authorities in major jurisdictions: Federal, California, New York and New York City. Since inception, the Company has generated net operating losses, and thus the 2015 tax year remains open to examination by taxing authorities to the extent the net operating losses generated in such year are utilized in subsequent periods with open statutes.

For the years ended December 31, 2020 and 2019, reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, consists of the following:

	Year Ended December 31,
(In thousands)	2020	2019
Unrecognized tax benefits, opening balance	$1,480	$1,480
Increase in unrecognized tax benefits	—	—
Unrecognized tax benefits, ending balance	$1,480	$1,480

The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of December 31, 2020, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

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

10. Common stock, treasury stock and warrants

Common stock

As of December 31, 2020, 2019 and 2018, the number of issued shares of common stock was 80,295,141, 78,642,078 and 76,525,581, respectively, which included shares of treasury stock of 3,945,867, 2,768,399 and 1,233,198, respectively.

For the year ended December 31, 2020, the change in the number of issued shares of common stock comprised the following issuances:

•

An aggregate of 1,653,063 shares of common stock were issued as a result of the vesting of RSUs and included 219,795 shares of common stock withheld to cover withholding taxes upon such vesting, which are reflected as additions to treasury stock in the consolidated statements of changes in shareholders' equity.

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

Treasury stock

As of December 31, 2020, 2019 and 2018, the Company held 3,945,867, 2,768,399 and 1,233,198 shares in treasury, with a cost of $9,999, $8,184 and $3,272, respectively. The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market.

For the year ended December 31, 2020, 219,795 shares were withheld to cover withholding taxes owed by certain employees, all of which were taken into treasury stock. During the year ended December 31, 2020,the Company repurchased 657,673 of its own shares as part of a stock repurchase program authorized by the Company's Board of Directors on  November 19, 2019, and 300,000 shares of common stock upon exercise of the Put Right (see Warrants, below)

For the year ended December 31, 2019, 567,447 shares were withheld to cover withholding taxes owed by certain employees, all of which were taken into treasury stock. During the year ended December 31, 2019, the Company repurchased 967,754 of its own shares as part of a stock repurchase program authorized by the Company's Board of Directors on November 19, 2019.

Warrants

As of December 31, 2020, 2019 and 2018, warrants to purchase an aggregate of 833,333, 2,398,776 and 2,498,776 shares of common stock were outstanding, respectively. The current exercise prices for outstanding issuances range from 3.75 to 6.00 per share.

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

Preferred stock

As of December 31, 2020 and 2019, the Company had 10 million shares of blank-check preferred stock with par value of $0.0001 per share authorized. No shares of preferred stock have been issued or are outstanding.

11. Share-based compensation

As of December 31, 2020, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan (the "2015 Plan") and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,134,927 shares of common stock. As of December 31, 2020, there were 2,266,857 shares of common stock reserved for issuance under the 2018 Plan. The primary purpose of the plans is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on  February 1, 2019,  December 20, 2019 and  March 1, 2020, respectively, under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125%, 133.33% and 133.33%, respectively, of the exercise prices for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78% and 177.78%, respectively, of the exercise prices for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of December 31, 2020, the first condition for the stock options issued on February 1, 2019 has been met; therefore, 50% of the shares subject to these stock options vested on February 1, 2020. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020
Fair value lower range	$2.81	$1.58	$1.46
Fair value higher range	$2.86	$1.61	$1.49
Exercise price	$4.72	$2.56	$2.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5
Expected volatility	65%	70%	70%
Dividend yield	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%

For the years ended December 31, 2020 and 2019, the activity related to stock options consisted of the following:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2018	112,000	$13.98	2.8	—
Granted	2,064,000	$4.72	9.1
Forfeited	(56,000)
Outstanding as of December 31, 2019	2,120,000	$5.21	8.7	—
Granted	478,000	$2.48	9.0	1,228
Forfeited	(257,000)
Expired	(47,000)
Outstanding as of December 31, 2020	2,294,000	$4.34	8.0	2,256
Options exercisable as of December 31, 2020	1,069,000	$4.82	7.6	573

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the years ended December 31, 2020 and 2019, the unvested balance of options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Unvested as of December 31, 2019	2,008,000	$4.72	9.1
Granted	478,000	$2.48	9.0
Forfeited	(257,000)
Vested	(1,004,000)
Unvested as of December 31, 2020	1,225,000	$3.98	8.4

For the years ended December 31, 2020 and 2019, compensation expense recognized for stock options of $996 and $4,611, respectively was recognized in sales and marketing, product development and general and administrative expenses in the consolidated statement of operations. As of December 31, 2020, there was $150 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the years ended December 31, 2020 and 2019, details of unvested restricted stock units ("RSUs") and restricted stock activity were as follows:

		Weighted average
	Number of units	grant date fair value
Unvested as of December 31, 2018	3,831,965	$7.95
Granted	2,275,094	$4.82
Vested and delivered	(1,549,050)	$3.97
Withheld as treasury stock (1)	(567,447)	$4.13
Vested not delivered (2)	122,582	$4.76
Forfeited	(718,774)	$4.13
Unvested as of December 31, 2019	3,394,370	$8.03
Granted	1,663,532	$2.03
Vested and delivered	(1,433,268)	$3.59
Withheld as treasury stock (1)	(219,795)	$4.06
Vested not delivered (2)	525,334	$2.84
Forfeited	(553,076)	$3.47
Unvested as of December 31, 2020	3,377,097	$7.09

(1)

As discussed in Note 10, Common stock, treasury stock and warrants, the increase in treasury stock was primarily attributable to shares withheld to cover statutory withholding taxes upon the vesting of RSUs. As of December 31, 2020 and 2019, there were 3,945,867 and 2,768,399 outstanding shares of treasury stock, respectively.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. During the year ended December 31, 2020, there was a net decrease of 525,334 shares included in vested not delivered balance as a result of the delivery of 655,333 shares, partially offset by the vesting of 129,999 shares with deferred delivery election. During the year ended December 31, 2019, there was a net decrease of 122,582 shares included in vested not delivered balance as a result of the delivery of 740,334 shares, partially offset by the vesting of 617,752 shares with deferred delivery election. As of December 31, 2020 and 2019, there were 2,262,001 and 2,787,335 outstanding RSUs included in vested not delivered, respectively.

For the years ended December 31, 2020 and 2019, the Company recognized compensation expense for RSUs and restricted stock of $4,560 and $5,819, respectively, in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets. As of December 31, 2020, there was $6,586 of unrecognized share-based compensation with respect to outstanding RSUs and restricted stock. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of December 31, 2020, unrecognized share-based compensation expense associated with the granted RSUs, restricted stock and stock options is $6,736, which is expected to be recognized over a weighted average period of 2.4 years. For the years ended December 31, 2020 and 2019, share-based compensation for the Company’s equity awards were allocated to the following lines in the consolidated financial statements:

	Year Ended December 31,
(In thousands)	2020	2019
Sales and marketing	$822	$971
Product development	1,099	889
General and administrative	3,473	8,481
Share-based compensation expense	5,394	10,341
Capitalized in intangible assets	162	89
Total share-based compensation	$5,556	$10,430

12. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is segment EBITDA. As of December 31, 2020, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents operating results of AdParlor, LLC (see Note 13, Business acquisitions) and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Year Ended December 31,
(In thousands)	2020	2019
Fluent segment revenue:
United States	$258,819	$246,697
International	45,262	31,138
Fluent segment revenue	$304,081	$277,835
All Other segment revenue:
United States	$6,327	$3,304
International	311	545
All Other segment revenue	$6,638	$3,849
Segment EBITDA
Fluent segment EBITDA	$25,119	$18,511
All Other segment EBITDA	(1,438)	648
Total EBITDA	23,681	19,159
Depreciation and amortization	15,302	13,940
Total income from operations	$8,379	$5,219

	December 31,	December 31,
(In thousands)	2020	2019
Total assets:
Fluent	$292,616	$296,714
All Other	17,604	20,379
Total assets	$310,220	$317,093

13. Business acquisition

Winopoly acquisition

On April 1, 2020, the Company acquired, through a wholly owned subsidiary, a 50% membership interest in Winopoly, LLC (the "Winopoly Acquisition") for a deemed purchase price of $2,553, which consisted of $1,553 in cash and contingent consideration with a fair value of $1,000, payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. Winopoly, LLC is a contact center operation, which serves as a marketplace that matches consumers sourced by Fluent with advertiser clients. In accordance with ASC 805, the Company determined that the Winopoly Acquisition constituted the purchase of a business. For the year ended December 31, 2020, the Company incurred transaction-related expenses of $169 in connection with the acquisition, which are recorded in general and administrative expenses in the consolidated statements of operations. Assets and revenues of Winopoly, LLC totaled 0.9% and 1.7%, respectively, of the Company's consolidated financial statements at and for the year ended December 31, 2020 and are included in the Fluent operating segment.

The fair value of the acquired customer relationships of $600, to be amortized over a period of five years, was determined using the excess earnings method, a variation of the income approach, while the fair value of the acquired developed technology of $800, to be amortized over a period of three years, was determined using the cost approach. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of $1,131 and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. As of December 31, 2020, the purchase accounting process has been completed.

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

Although the sellers maintain an equity interest in Winopoly, LLC, the Company has deemed this equity interest to be non-substantive in nature, as the sellers will primarily benefit from the Winopoly Acquisition based on periodic distributions of the earnings of Winopoly, LLC and the Put/Call Consideration, both of which are dependent on the sellers' continued service. Without providing service, the sellers could benefit from their pro rata share of the proceeds upon a third-party sale or liquidation of Winopoly, LLC; however, such a liquidity event is considered unlikely. Therefore, no non-controlling interest has been recognized. Periodic distributions for services rendered will be recorded as compensation expense. In addition, the Company will estimate the amount of the Put/Call Consideration, which will be accreted over the six year estimated service period, consisting of the estimated four years until the put/call can be exercised and the additional two-year service requirement. For the year ended December 31, 2020, compensation expense of $1,775 related to the Put/Call Consideration was recorded in general and administrative on the consolidated statement of operations, with a corresponding liability in other non-current liabilities on the consolidated balance sheet.

AdParlor acquisition

On July 1, 2019, two wholly owned subsidiaries of the Company, AdParlor, LLC (formerly known as AdParlor Acquisition, LLC), a Delaware limited liability company, and Fluent Media Canada, Inc., a British Columbia company (together with AdParlor, LLC, each a "Buyer" and collectively "Buyers"), completed the acquisition of substantially all of the assets of AdParlor Holdings, Inc., a Delaware corporation ("AdParlor Holdings"), AdParlor International, Inc., a Delaware corporation ("AdParlor International"), AdParlor Media, Inc., a Delaware corporation ("AdParlor Media US"), and AdParlor Media ULC, a British Columbia unlimited liability company (together with AdParlor Holdings, AdParlor International and AdParlor Media US, each a "Seller" and collectively "Sellers"), pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated June 17, 2019, by and among Buyers, Sellers and the parent of the Sellers, v2 Ventures Group LLC, a Delaware limited liability company (the "AdParlor Acquisition"). The purpose of the acquisition was to expand the Company's suite of marketing capabilities. In accordance with ASC 805, the Company determined that the AdParlor Acquisition constituted the purchase of a business.

At closing, the Buyers paid to Sellers cash consideration of $7,302, net of adjustments for working capital and indebtedness, and issued a promissory note to Sellers with a present value of $2,350 in exchange for substantially all of the assets of Sellers. This promissory note is guaranteed by Fluent, LLC, and will not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing and is subject to setoff in respect of certain indemnity and other matters. See Note 8, Long-term debt, net for further detail. For the year ended December 31, 2019, the Company incurred transaction-related expenses of $483 in connection with the AdParlor Acquisition, which it recorded in general and administrative expenses in the consolidated statements of operations.

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

14. Variable Interest Entity

The Company has determined that Winopoly, LLC (as discussed in Note 13, Business acquisitions) qualifies as a VIE, for which the Company is the primary beneficiary. A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date.

Winopoly is a VIE, and the Company is its primary beneficiary, as contractual arrangements provide the Company with control over certain activities that most significantly impact its economic performance. These significant activities include the compliance practices of Winopoly, LLC and the Company's provisioning of leads that Winopoly, LLC uses to generate its revenue, which ultimately give the Company its controlling interest. The Company therefore consolidates Winopoly, LLC in its consolidated financial statements, inclusive of deemed compensation expense to the sellers for services rendered.

15. Related party transactions

The Company earns revenue and incurs expenses from a client in which the Company's Chief Executive Officer holds a significant ownership interest. For the year ended December 31, 2020, the Company recognized revenue from this client of $356 and incurred expenses from this client of $1.

16. Contingencies

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

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. The Company has been fully cooperating with the NY AG and has been engaged in settlement discussions with the NY AG concerning the resolution of this matter. The proposed settlement terms include the payment of penalties and agreements on improved business practices. As of December 31, 2020, the Company accrued $3.7 million in connection with this matter, which the Company believes will be the ultimate amount of the penalty to be imposed by the NY AG. The ultimate amount of this loss may be greater depending on the results of settlement discussions with the NY AG, including any failure of the parties to agree on the terms of a settlement, at which point the matter may proceed to litigation. In the event of an unfavorable outcome, the actual loss associated with this matter could have a material adverse effect on the Company’s business, results of operations or financial position.

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