Form 10-Q
period 2021-03-31
Fluent, Inc.
filed 2021-05-10
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 5, 2021, the registrant had 78,212,402 shares of common stock outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS:
Cash and cash equivalents	$32,660	$21,087
Accounts receivable, net of allowance for doubtful accounts of $268 and $368, respectively	58,004	62,669
Prepaid expenses and other current assets	3,303	2,435
Total current assets	93,967	86,191
Restricted cash	1,480	1,480
Property and equipment, net	2,025	2,201
Operating lease right-of-use assets	7,875	8,284
Intangible assets, net	43,097	45,417
Goodwill	165,088	165,088
Other non-current assets	1,755	1,559
Total assets	$315,287	$310,220
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$13,484	$7,692
Accrued expenses and other current liabilities	24,175	31,568
Deferred revenue	1,935	1,373
Current portion of long-term debt	6,250	7,293
Current portion of operating lease liability	2,278	2,291
Total current liabilities	48,122	50,217
Long-term debt, net	43,848	33,283
Operating lease liability	6,849	7,290
Other non-current liabilities	4,259	2,545
Total liabilities	103,078	93,335
Contingencies (see Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 82,228,823 and 80,295,141, respectively; and Shares outstanding — 78,173,812 and 76,349,274, respectively	41	40
Treasury stock, at cost — 4,055,011 and 3,945,867 shares, respectively	(10,623)	(9,999)
Additional paid-in capital	413,958	411,753
Accumulated deficit	(191,167)	(184,909)
Total shareholders' equity	212,209	216,885
Total liabilities and shareholders' equity	$315,287	$310,220

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$70,170	$78,934
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	50,990	56,624
Sales and marketing	2,961	2,830
Product development	3,434	2,731
General and administrative	11,699	11,076
Depreciation and amortization	3,373	3,733
Total costs and expenses	72,457	76,994
(Loss) income from operations	(2,287)	1,940
Interest expense, net	(1,008)	(1,532)
Loss on early extinguishment of debt	(2,964)	—
(Loss) income before income taxes	(6,259)	408
Income tax benefit	1	—
Net (loss) income	$(6,258)	$408

Basic and diluted (loss) income per share:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01

Weighted average number of shares outstanding:
Basic	81,892,593	78,604,280
Diluted	81,892,593	78,753,770

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	78,642,078	$39	2,768,399	$(8,184)	$406,198	$(187,116)	$210,937
Vesting of restricted stock units and issuance of restricted stock	1,467,339	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	175,732	(416)	—	—	(416)
Repurchase of shares into treasury stock	—	—	657,673	(1,300)			(1,300)
Exercise of warrants by certain warrant holders (see Note 7)	(300,000)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,436	—	2,436
Net income	—	—	—	—	—	408	408
Balance at March 31, 2020	79,809,417	$40	3,601,804	$(9,900)	$408,633	$(186,708)	$212,065

Balance at December 31, 2020	80,295,141	$40	3,945,867	$(9,999)	$411,753	$(184,909)	$216,885
Vesting of restricted stock units and issuance of restricted stock	1,735,682	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	109,144	(624)	—	—	(624)
Exercise of stock options	198,000	—	—	—	934	—	934
Share-based compensation	—	—	—	—	1,272	—	1,272
Net loss	—	—	—	—	—	(6,258)	(6,258)
Balance at March 31, 2021	82,228,823	$41	4,055,011	$(10,623)	$413,958	$(191,167)	$212,209

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,258)	$408
Adjustments to reconcile net (loss) income to net cash provided by (used in) by operating activities:
Depreciation and amortization	3,373	3,733
Non-cash loan amortization expense	202	356
Share-based compensation expense	1,231	2,397
Non-cash loss on early extinguishment of debt	2,198	—
Non-cash accrued compensation expense for Put/Call Consideration	1,746	—
Provision for bad debt	(99)	183
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	4,764	(280)
Prepaid expenses and other current assets	(868)	(23)
Other non-current assets	(196)	(113)
Operating lease assets and liabilities, net	(45)	(43)
Accounts payable	5,792	(5,720)
Accrued expenses and other current liabilities	(7,393)	(1,501)
Deferred revenue	562	386
Other	(32)	(30)
Net cash provided by (used in) operating activities	4,977	(247)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(816)	(625)
Acquisition of property and equipment	(20)	(7)
Net cash used in investing activities	(836)	(632)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	49,624	—
Repayments of long-term debt	(41,736)	(2,998)
Exercise of stock options	934	—
Prepayment penalty on debt extinguishment	(766)	—
Taxes paid related to net share settlement of vesting of restricted stock units	(624)	(416)
Repurchase of treasury stock	—	(1,300)
Net cash provided by (used in) financing activities	7,432	(4,714)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,573	(5,593)
Cash, cash equivalents and restricted cash at beginning of period	22,567	20,159
Cash, cash equivalents and restricted cash at end of period	$34,140	$14,566
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$772	$1,148
Cash paid for income taxes	$15	$—
Share-based compensation capitalized in intangible assets	$41	$39

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2021.

From time to time, the Company may enter into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. As of April 1, 2020, the Company has included Winopoly, LLC ("Winopoly") in its consolidated financial statements as a VIE (as further discussed in Note 11, Business acquisition and Note 12, Variable interest entity).

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended  December 31, 2020 ("2020 Form 10-K") filed with the SEC on March 16, 2021. The consolidated balance sheet as of  December 31, 2020 included herein was derived from the audited financial statements as of that date included in the 2020 Form 10-K.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

On January 1, 2021, FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions and improving the application of existing guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2020.The adoption of ASU 2019-12 on January 1, 2021 did not have a material effect on our consolidated financial statements.

(c) Revenue recognition

Revenue is recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's performance obligation is typically to (a) deliver data records, based on predefined qualifying characteristics specified by the customer, (b) generate conversions, based on predefined user actions (for example, a click, a registration or the installation of an app) and subject to certain qualifying characteristics specified by the customer, (c) verify user interest or transfer calls to advertiser clients as a part of the contact center operation, or (d) deliver media spend as a part of the AdParlor business.

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  March 31, 2021 and December 31, 2020, the balance of deferred revenue was $1,935 and $1,373, respectively. The majority of the deferred revenue balance as of  December 31, 2020 was recognized into revenue during the first quarter of 2021.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  March 31, 2021 and December 31, 2020, unbilled revenue included in accounts receivable was $21,437 and $28,337, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

(d) Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, purchase accounting, put/call considerations, consolidation of variable interest entity, accruals for contingencies and allowance for deferred tax assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable, but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

2. (Loss) income per share

Basic (loss) income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, in addition to restricted stock units ("RSUs") and restricted common stock that are vested but not delivered. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock and is calculated using the treasury stock method for stock options, restricted stock units, restricted stock, warrants and deferred common stock. Common equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the three months ended March 31, 2021 and 2020, basic and diluted (loss) income per share was as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net (loss) income	$(6,258)	$408
Denominator:
Weighted average shares outstanding	79,608,513	75,771,019
Weighted average restricted shares vested not delivered	2,284,080	2,833,261
Total basic weighted average shares outstanding	81,892,593	78,604,280
Dilutive effect of assumed conversion of restricted stock units	—	149,490
Total diluted weighted average shares outstanding	81,892,593	78,753,770
Basic and diluted (loss) income per share:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01

The following potentially dilutive securities were excluded from the calculation of diluted (loss) income per share, as their effects would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2021	2020
Restricted stock units	3,042,873	3,216,816
Stock options	2,204,000	2,568,000
Warrants	833,333	2,398,776
Total anti-dilutive securities	6,080,206	8,183,592

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	March 31, 2021	December 31, 2020
Gross amount:
Software developed for internal use	3	$8,212	$7,376
Acquired proprietary technology	3-5	14,810	14,788
Customer relationships	5-10	37,886	37,886
Trade names	4-20	16,657	16,657
Domain names	20	191	191
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		110,816	109,958
Accumulated amortization:
Software developed for internal use		(4,047)	(3,551)
Acquired proprietary technology		(12,704)	(12,474)
Customer relationships		(25,980)	(24,657)
Trade names		(4,476)	(4,252)
Domain names		(51)	(48)
Databases		(18,693)	(17,791)
Non-competition agreements		(1,768)	(1,768)
Total accumulated amortization		(67,719)	(64,541)
Net intangible assets:
Software developed for internal use		4,165	3,825
Acquired proprietary technology		2,106	2,314
Customer relationships		11,906	13,229
Trade names		12,181	12,405
Domain names		140	143
Databases		12,599	13,501
Non-competition agreements		—	—
Total intangible assets, net		$43,097	$45,417

The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"), the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"), the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"), and the acquisition of a 50% interest in Winopoly (the "Winopoly Acquisition"), effective April 1, 2020 (see Note 11, Business acquisition).

During the three months ended  March 31, 2021, the Company determined that the reduction in operating results of the Fluent reporting unit, along with a decline in the market value of its publicly-traded stock, collectively constituted a triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of  March 31, 2021, its long-lived assets were not impaired. Management believes that the assumptions utilized in this interim impairment testing, including the determination of estimated future cash flows, were reasonable.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Amortization expense of $3,177 and $3,547 for the three months ended March 31, 2021 and 2020, respectively, is included in depreciation and amortization expenses in the consolidated statements of operations. As of March 31, 2021, intangible assets with a carrying amount of $948, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of March 31, 2021, estimated amortization expense related to the Company's intangible assets for the remainder of 2021 and through 2026 and thereafter are as follows:

Year	March 31, 2021
Remainder of 2021	$9,226
2022	11,542
2023	5,319
2024	4,549
2025	4,024
2026 and thereafter	8,437
Total	$43,097

4. Goodwill

Goodwill represents the cost in excess of fair value of net assets acquired in a business combination. As of March 31, 2021, the total balance of goodwill was $165,088, and relates to the acquisition of Interactive Data, LLC, the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, and the Winopoly Acquisition (see Note 11, Business acquisition).

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

During the three months ended  March 31, 2021, the Company determined that the reduction in operating results of the Fluent reporting unit, along with a decline in the market value of its publicly-traded stock, collectively constituted a triggering event. As such, the Company conducted an interim test of the fair value of its goodwill for potential impairment. Based on the results as of March 31, 2021, which used a combination of the income and market approaches to determine the fair value of the Fluent reporting unit, the Company concluded its goodwill of $160,922 was not impaired since the results of the interim test indicated that the estimated fair value exceeded its carrying value by approximately 17%. The Company believes that the assumptions utilized in its interim impairment testing, including the determination of an appropriate discount rate of 14.5%, long-term profitability growth projections, and estimated future cash flows, are reasonable. The risk of future impairment of goodwill exists if actual results, such as lower than expected revenue, profitability, cash flows, market multiples, discount rates and control premiums, differ from the assumptions used in the Company's interim impairment test.

5. Long-term debt, net

Long-term debt, net, related to the Refinanced Term Loan, the New Credit Facility Term Loan, and Note Payable (each as defined below) consisted of the following:

	March 31, 2021	December 31, 2020
Refinanced Term Loan due 2023 (less unamortized discount and financing costs of $0 and $2,386, respectively)	$—	$39,350
New Credit Facility Term Loan due 2026 (less unamortized discount and financing costs of $1,142 and $0, respectively)	48,858	—
Note Payable due 2021 (less unamortized discount of $10 and $24, respectively)	1,240	1,226
Long-term debt, net	50,098	40,576
Less: Current portion of long-term debt	(6,250)	(7,293)
Long-term debt, net (non-current)	$43,848	$33,283

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Refinanced Term Loan

On March 31, 2021, Fluent, LLC redeemed $38,318 aggregate principal amount of our term loan entered into on December 8, 2015 and due March 26, 2023 (the "Refinanced Term Loan"), prior to maturity, resulting in a loss of $2,964 as a cost of early extinguishment of debt.

New Credit Facility

On March 31, 2021, Fluent, LLC entered into a credit agreement (the “Credit Agreement”) by and among, Fluent, LLC, certain subsidiaries of Fluent, LLC as guarantors, Citizens Bank, N.A., as administrative agent, lead arranger and bookrunner, and BankUnited, N.A. and Silicon Valley Bank. The Credit Agreement provides for a term loan in the aggregate principal amount of $50.0 million funded on the Closing Date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15.0 million (the "Revolving Loans," and together with the Term Loan, the "New Credit Facility").

The proceeds of the Term Loan were used to repay all outstanding amounts under the Refinanced Term Loan, including transaction fees and expenses, and for working capital and other general corporate purposes.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at the Company's option, either a base rate or a London Inter-bank Offered Rate (“LIBOR”) rate (subject to a floor of 0.25%). The applicable margin is between 0.75% and 1.75% for base rate borrowings and 1.75% and 2.75% for LIBOR rate borrowings, depending upon the Company's consolidated leverage ratio. The opening interest rate of the New Credit Facility is 2.50% (LIBOR + 2.25%).

Borrowings under the Credit Agreement are secured by substantially all of the assets of Fluent, LLC and, subject to certain exclusions, each of its existing and future U.S. subsidiaries. Such assets include, subject to certain limitations, the equity interests of each of the existing and future direct and indirect U.S. subsidiaries of Fluent, LLC.

The Credit Agreement contains negative covenants that, among other things, limit the Borrower's ability to: incur indebtedness; grant liens on its assets; enter into certain investments; consummate fundamental change transactions; engage in mergers or acquisitions or dispose of assets; enter into certain transactions with affiliates; make changes to its fiscal year; enter into certain restrictive agreements; and make certain restricted payments (including for dividends and stock repurchases, which are generally prohibited except in a few circumstances and/or up to specified amounts). Each of these limitations are subject to various conditions.

The Credit Agreement matures on March 31, 2026 and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which will commence with the fiscal quarter ended June 30, 2021. At March 31, 2021, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

Note Payable

On July 1, 2019, in connection with the AdParlor Acquisition, the Company issued a promissory note (the "Note Payable") in the principal amount of $2,350, net of discount of $150 from imputing interest on the non-interest bearing note using a 4.28% rate. The promissory note is guaranteed by the Company's subsidiary, Fluent, LLC, does not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing of the acquisition and is subject to setoff in respect of certain indemnity and other matters. The first installment payment of $1,250 was made on July 1, 2020, using cash on hand.

Maturities

As of March 31, 2021, scheduled future maturities of the Credit Agreement and Note Payable are as follows:

Year	March 31, 2021
Remainder of 2021	$5,000
2022	5,000
2023	5,000
2024	5,000
2025	31,250
Total maturities	$51,250

Fair value

As of March 31, 2021, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. The Company updates its estimated annual effective tax rate on a quarterly basis and, if the estimate changes, makes a cumulative adjustment.

As of  March 31, 2021 and December 31, 2020, the Company has recorded a full valuation allowance against net deferred tax assets, and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these allowances. Based on current income and anticipated future earnings, the Company believes there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance will be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability the Company is able to achieve and the net deferred tax assets available.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

For the three months ended March 31, 2021 and 2020, the Company's effective income tax benefit rate of 0% differed from the statutory federal income tax rate of 21%, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

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

As of  March 31, 2021 and December 31, 2020, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of March 31, 2021, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

7. Common stock, treasury stock and warrants

Common stock

As of  March 31, 2021 and December 31, 2020, the number of issued shares of common stock was 82,228,823 and 80,295,141, respectively, which included shares of treasury stock of 4,055,011 and 3,945,867, respectively.

For the three months ended March 31, 2021, the change in the number of issued shares of common stock was the result of an aggregate 1,735,682 shares of common stock issued upon vesting of RSUs, including 109,144 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, as discussed below. The change also included the exercise of 198,000 stock options by a former key executive.

Treasury stock

As of  March 31, 2021 and December 31, 2020, the Company held shares of treasury stock of 4,055,011 and 3,945,867, with a cost of $10,623 and $9,999, respectively.

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the three months ended March 31, 2021, 109,144 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 8, Share-based compensation.

Warrants

As of  March 31, 2021 and December 31, 2020, warrants to purchase an aggregate of 833,333 of common stock were outstanding with exercise prices ranging from $3.75 to $6.00 per share.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

8. Share-based compensation

As of March 31, 2021, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,317,381 shares of common stock. As of March 31, 2021, there were 1,496,440 shares of common stock reserved for issuance under the 2018 Plan. The primary purpose of the plans is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company executives, which were issued on February 1, 2019, December 20, 2019,  March 1, 2020 and March 1, 2021 respectively, under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125.00%, 133.33%, 133.33% and 133.33%, respectively, of the exercise price for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise price for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of March 31, 2021, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 have been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 have been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$2.81	$1.58	$1.46	$4.34
Fair value higher range	$2.86	$1.61	$1.49	$4.43
Exercise price	$4.72	$2.56	$2.33	$6.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

For the three months ended March 31, 2021, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2020	2,294,000	$4.34	8.0	$2,256
Granted	108,000	$6.33	9.9	—
Exercised	(198,000)
Outstanding as of March 31, 2021	2,204,000	$4.41	7.9	$700
Options exercisable as of March 31, 2021	1,307,000	$4.06	7.7	$700

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the three months ended March 31, 2021, the unvested balance of options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2020	1,225,000	$3.98	8.4
Granted	108,000	$6.33	9.9
Vested	(436,000)
Unvested as of March 31, 2021	897,000	$4.91	8.1

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Compensation expense recognized for stock options of $167 and $1,199 for the three months ended March 31, 2021 and 2020, respectively, was recorded in sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of March 31, 2021, there was $457 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the three months ended March 31, 2021, details of unvested RSU and restricted stock activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2020	3,377,097	$7.09
Granted	909,234	$6.46
Vested and delivered	(1,626,538)	$3.10
Withheld as treasury stock (1)	(109,144)	$4.85
Vested not delivered (2)	565,255	$2.67
Forfeited	(73,031)	$2.88
Unvested as of March 31, 2021	3,042,873	$8.38

(1)

As discussed in Note 7, Common stock, treasury stock and warrants, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs. As of March 31, 2021, there were 4,055,011 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the three months ended March 31, 2021, there was a net decrease of 565,255 shares included in the vested not delivered balance as a result of the delivery of 650,333 shares, partially offset by the vesting of 85,078 shares with deferred delivery election. As of March 31, 2021, 1,696,746 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs and restricted stock of $1,105 and $1,237 for the three months ended March 31, 2021 and 2020, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of March 31, 2021, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $11,605, which is expected to be recognized over a weighted average period of 2.5 years.

For the three months ended March 31, 2021 and 2020, share-based compensation for the Company's stock option, RSU, common stock and restricted stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended March 31,
	2021	2020
Sales and marketing	$163	$218
Product development	268	237
General and administrative	800	1,942
Share-based compensation expense	1,231	2,397
Capitalized in intangible assets	41	39
Total share-based compensation	$1,272	$2,436

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is EBITDA. As of March 31, 2021, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results of AdParlor, LLC, and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Three Months Ended March 31,
	2021	2020
Fluent segment revenue:
United States	$58,252	$68,151
International	9,290	9,411
Fluent segment revenue	$67,542	$77,562
All Other segment revenue:
United States	$2,597	$1,185
International	31	187
All Other segment revenue	$2,628	$1,372
Segment EBITDA
Fluent segment EBITDA	$1,410	$5,889
All Other segment EBITDA	(324)	(216)
Total EBITDA	1,086	5,673
Depreciation and amortization	3,373	3,733
Total (loss) income from operations	$(2,287)	$1,940

	March 31,	December 31,
	2021	2020
Total assets:
Fluent	$300,057	$292,616
All Other	15,230	17,604
Total assets	$315,287	$310,220

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

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On May 6, 2021, the Company and the NY AG executed an Assurance of Discontinuance (the “AOD”) to resolve this matter. The AOD imposed injunctive provisions on the Company’s practices with regard to political advocacy campaigns, most of which the Company had already implemented, and imposed a $3.7 million penalty, in line with the Company's accrual as of March 31, 2021.

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

11. Business acquisition

Winopoly acquisition

On April 1, 2020, the Company acquired, through a wholly owned subsidiary, a 50% membership interest in Winopoly (the "Winopoly Acquisition") for a deemed purchase price of $2,553, which consisted of $1,553 in cash and contingent consideration with a fair value of $1,000 payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. Winopoly is a contact center operation, which serves as a marketplace that matches consumers sourced by Fluent with advertiser clients. In accordance with ASC 805, the Company determined that the Winopoly Acquisition constituted the purchase of a business.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

At any time between the fourth and sixth anniversary of the Winopoly Acquisition, the sellers  may exercise a put option whereby the Company is required to acquire the remaining 50% membership interests in Winopoly. During this period, the Company also has the ability to exercise a call option whereby the sellers must sell the remaining 50% membership interests in Winopoly to the Company. The purchase price paid for the remaining 50% membership interests would be calculated based on a multiple of 4.0 x EBITDA (as such term is defined in the agreement between the parties), applied to a twelve-month period spanning the five months prior to the month of the put/call closing extending through six months following the month of the put/call closing (the "Put/Call Consideration"). In connection with the exercise of the put/call option, certain of the seller parties must enter into employment agreements with the Company in order to receive their respective shares of the Put/Call Consideration.

Although the sellers maintain an equity interest in Winopoly, the Company has deemed this equity interest to be non-substantive in nature, as the sellers will primarily benefit from the Winopoly Acquisition based on periodic distributions of the earnings of Winopoly and the Put/Call Consideration, both of which are dependent on the sellers' continued service. Without providing service, the sellers could benefit from their pro rata share of the proceeds upon a third-party sale or liquidation of Winopoly; however, such a liquidity event is considered unlikely. Therefore, no non-controlling interest has been recognized. Periodic distributions for services rendered will be recorded as compensation expense. In addition, the Company estimates the amount of the Put/Call Consideration, which is accreted over the six-year estimated service period, consisting of the estimated four years until the put/call can be exercised and the additional two-year service requirement. For the three months ended March 31, 2021, compensation expense of $1,746 related to the Put/Call Consideration was recorded in general and administrative on the consolidated statement of operations, with a corresponding liability in other non-current liabilities on the consolidated balance sheet.

12. Variable Interest Entity

The Company has determined that Winopoly (as discussed in Note 11, Business acquisition) qualifies as a VIE, for which the Company is the primary beneficiary. A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date.

Winopoly is a VIE, and the Company is its primary beneficiary, as contractual arrangements provide the Company with control over certain activities that most significantly impact its economic performance. These significant activities include the compliance practices of Winopoly and the Company's provisions of leads that Winopoly uses to generate its revenue, which ultimately give the Company its controlling interest. The Company therefore consolidates Winopoly in its consolidated financial statements, inclusive of deemed compensation expense to the sellers for services rendered.

13. Related party transactions

The Company earns revenue and incurs expenses from a client in which the Company's Chief Executive Officer holds a significant ownership interest. For the three months ended March 31, 2021, the Company recognized revenue from this client of $33 and incurred expenses from this client of $0.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this and our other Quarterly Reports on Form 10-Q, as well as the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 16, 2021 ("2020 Form 10-K"), and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company"), is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver performance-based marketing executions and lead generation data records to our clients, which in 2020 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer, and Staffing & Recruitment.

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

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have permission to contact the majority of users in our database through multiple channels, such as email, home address, telephone, push notifications and SMS text messaging. We leverage this data in our performance offerings primarily to serve advertisements that we believe will be relevant to users based on the information they provide, and in our lead generation offerings to provide our clients with users' contact information so that our clients may communicate with them directly. We have also begun to leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising.

First Quarter Financial Summary

Three months ended March 31, 2021 compared to three months ended March 31, 2020:

•	Revenue decreased 11% to $70.2 million, from $78.9 million.
•	Net loss was $6.3 million, or $0.08 per share, compared to net income of $0.4 million or $0.01 per share.
•	Media margin increased 4% to $24.9 million, from $23.9 million, representing 35.4% of revenue.
•	Adjusted EBITDA decreased 48% to $4.7 million, based on net loss of $6.3 million, from $9.0 million, based on net income of $0.4 million.
•	Adjusted net income was $0.4 million, or $0.00 per share, compared to adjusted net income of $3.8 million, or $0.05 per share.

Media margin, adjusted EBITDA and adjusted net income are non-GAAP financial measures.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

A key challenge for our business is identifying and accessing media sources that are of high quality and able to attract targeted users to our media properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in relation to the evolving regulatory landscape of our industry, we commenced a traffic quality initiative (the "Traffic Quality Initiative") in 2020. We believe that significant value can be created by improving the quality of traffic we source to our media properties, through higher participation rates on our sites, leading to higher conversion rates, resulting in increased monetization and ultimately increasing revenue and profitability.

Through this initiative, we substantially curtailed the volume of lower quality affiliate traffic that we source, particularly during the fourth quarter of 2020 and the first quarter of 2021. See "Results of Operations" below for additional detail on the impact to our revenue during the first quarter of 2021. To replace this lower quality traffic, we are working to source traffic that meets our quality requirements through new suppliers, channels and media buying strategies. Consolidation of media sources, changes in search engine, email and text message blocking algorithms and increased competition for available media have made the process of sourcing new traffic challenging during 2021 and may continue to do so in the future. However, we believe the Traffic Quality Initiative will benefit the Company over time, providing the foundation to support sustainable long-term growth and positioning us as an industry leader.

Seasonality and Cyclicality

Our results are subject to fluctuation as a result of seasonality and cyclicality in our and our clients’ businesses. For example, our fourth fiscal quarter ending December 31 is typically characterized by higher advertiser budgets, which can be somewhat offset by seasonal challenges of lower availability and/or higher pricing for some forms of media during the holiday period. Further, as reflected in historical data from the Interactive Advertising Bureau (IAB), industry spending on internet advertising has generally declined sequentially in the first quarter of the calendar year from the fourth quarter. Similar to the industry overall, some of our clients have lower advertising budgets during our first fiscal quarter ending March 31; however, we believe that the breadth of industries in which our clients operate provides us with some insulation from these fluctuations.

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

COVID-19 Update

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. At this time, our operations have not been significantly impacted by the global economic impact of COVID-19, and we have taken appropriate measures to ensure that we are able to conduct our business remotely without significant disruptions. The economic uncertainty caused by COVID-19 has had varying degrees of impact on certain of our advertiser clients in certain industry verticals over the course of the pandemic. For example, industry verticals such as staffing and recruitment and financial products and services exhibited reduced pricing and/or demand following the onset of the pandemic and subsequently recovered to varying degrees since that time. On the other hand, demand from certain advertisers in other verticals, such as streaming services and mobile gaming, increased during the pandemic and has since remained strong. There may be additional shifts in pricing and/or demand among our clients, as the trajectory of the pandemic and future economic outlook remain uncertain.

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

Please see "Results of Operations" for further discussion of the possible impact of the COVID-19 pandemic on our business.

Definitions, Reconciliations and Uses of Non-GAAP Financial Measures

We report the following non-GAAP measures:

Media margin is defined as revenue minus cost of revenue (exclusive of depreciation and amortization) attributable to variable costs paid for media and related expenses. Media margin is also presented as percentage of revenue.

Adjusted EBITDA is defined as net (loss) income excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) Loss on early extinguishment of debt (5) accrued compensation expense for Put/Call Consideration, (6) share-based compensation expense, (7) acquisition-related costs, and (8) certain litigation and other related costs.

Adjusted net income is defined as net (loss) income excluding (1) Loss on early extinguishment of debt (2) accrued compensation expense for Put/Call Consideration, (3) share-based compensation expense, (4) acquisition-related costs, and (5) certain litigation and other related costs. Adjusted net income is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from net (loss) income, which we believe is the most directly comparable GAAP measure.

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(6,258)	$408
Income tax benefit	(1)	—
Loss on early extinguishment of debt	2,964	—
Interest expense, net	1,008	1,532
Depreciation and amortization	3,373	3,733
General and administrative	11,699	11,076
Product development	3,434	2,731
Sales and marketing	2,961	2,830
Non-media cost of revenue (1)	5,690	1,603
Media margin	$24,870	$23,913
Revenue	$70,170	$78,934
Media margin % of revenue	35.4%	30.3%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net (loss) income, which we believe is the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(6,258)	$408
Income tax benefit	(1)	—
Interest expense, net	1,008	1,532
Depreciation and amortization	3,373	3,733
Loss on early extinguishment of debt	2,964	—
Accrued compensation expense for Put/Call Consideration	1,746	—
Share-based compensation expense	1,231	2,397
Acquisition-related costs	—	47
Certain litigation and other related costs	668	907
Adjusted EBITDA	$4,731	$9,024

Below is a reconciliation of adjusted net income and adjusted net income per share from net (loss) income, which we believe is the most directly comparable GAAP measure.

	Three Months Ended March 31,
(In thousands, except share data)	2021	2020
Net (loss) income	$(6,258)	$408
Loss on early extinguishment of debt	2,964	—
Accrued compensation expense for Put/Call Consideration	1,746	—
Share-based compensation expense	1,231	2,397
Acquisition-related costs	—	47
Certain litigation and other related costs	668	907
Adjusted net income	$351	$3,759
Adjusted net income per share:
Basic	$0.00	$0.05
Diluted	$0.00	$0.05
Weighted average number of shares outstanding:
Basic	81,892,593	78,604,280
Diluted	84,144,209	78,753,770

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

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain litigation and other related costs associated with legal matters outside the ordinary course of business, including costs and accruals related to the NY AG and FTC matters described below under Part II, Item 1 — Legal Proceedings. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. There were no adjustments for one-time items in the periods presented.

Adjusted net income, as defined above, and the related measure of adjusted net income per share exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. We believe adjusted net income affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net (loss) income.

Media margin, adjusted EBITDA, adjusted net income and adjusted net income per share are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, net (loss) income as indicators of operating performance. None of these metrics are presented as measures of liquidity. The way we measure media margin, adjusted EBITDA and adjusted net income may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenue. Revenue decreased $8.8 million, or 11%, to $70.2 million for the three months ended March 31, 2021, from $78.9 million for the three months ended March 31, 2020. The decrease was primarily attributable to reduced traffic volumes, stemming from our Traffic Quality Initiative, which sharply curtailed the volume of lower quality affiliate traffic. Relatively higher levels of monetization in the first quarter of 2021 were not sufficient to offset reduced traffic volume, resulting in lower revenue compared to the first quarter of 2020, and these trends are currently continuing into the second quarter of 2021. We anticipate higher volumes of traffic in future periods as we seek to replace the loss of lower quality traffic, though the timing of such increases remains uncertain. We are working to source traffic that meets our quality requirements through new suppliers, channels and media buying strategies.

At the onset of the continuing COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services exhibited reduced pricing and/or demand following the onset of the pandemic and subsequently recovered to varying degrees since that time. On the other hand, demand from certain advertisers in other verticals, such as streaming services and mobile gaming, increased during the pandemic and has since remained strong. While changes in demand and pricing among clients in various industry verticals did not result in a significant disruption to our business, the trajectory of these trends is uncertain.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue decreased $5.6 million, or 10%, to $51.0 million for the three months ended March 31, 2021, from $56.6 million for the three months ended March 31, 2020. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites and, historically, on behalf of third-party advertisers, as well as the costs of fulfilling rewards earned by consumers who complete the requisite number of advertiser offers.

The total cost of revenue as a percentage of revenue increased to 73% for the three months ended March 31, 2021, compared to 72% in the corresponding period in 2020.  Higher reward fulfillment costs were partially offset by increased monetization achieved through improvements to our ad serving and higher responsiveness to promotional campaigns. We are actively managing our traffic acquisition and reward fulfillment expenditures to reflect evolving market dynamics and the impact of our Traffic Quality Initiative. As a result, past levels of cost of revenue (exclusive of depreciation and amortization) may not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing. Sales and marketing expenses increased $0.1 million, or 5%, to $3.0 million for the three months ended March 31, 2021, from $2.8 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, the amounts consisted mainly of employee salaries and benefits of $2.5 million and $2.2 million, respectively, and non-cash share-based compensation expense of $0.2 million in both periods and advertising costs of $0.2 million in both periods. As business travel and in-person meetings and events begin to resume, we anticipate that our sales and marketing expenditures may increase in future periods. As a result, past levels of sales and marketing expenditures may not be indicative of future expenditures, which may increase or decrease as these uncertainties in our business play out.

Product development. Product development increased $0.7, or 26%, to $3.4 million for the three months ended March 31, 2021, from $2.7 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, the amounts consisted mainly of salaries and benefits of $2.6 million and $2.1 million, non-cash share-based compensation expense of $0.3 million and $0.2 million, and software license and maintenance costs of $0.3 million and $0.1 million, respectively. The increase in product development expenses reflects, in part, the development of new app-based media properties, expanding beyond our traditional focus on web-based media properties.

General and administrative. General and administrative expenses increased $0.6 million, or 6%, to $11.7 million for the three months ended March 31, 2021, from $11.1 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, the amounts consisted mainly of employee salaries and benefits of $4.9 million and $4.5 million, professional fees of $1.5 million and $1.3 million, accrued compensation expense for Put/Call Consideration from the Winopoly Acquisition of $1.7 million and $0.0 million (see Note 11, Business acquisition, in the Notes to Consolidated Financial Statements), office overhead of $1.1 million and $0.9 million, non-cash share-based compensation expense of $0.8 million and $1.9 million, and certain litigation and related costs of $0.7 million and $0.9 million, respectively. The increase was mainly the result of accrued compensation expense for the Winopoly Put/Call Consideration and increased employee salaries and benefits, partially offset by non-cash share based compensation expense.

Depreciation and amortization. Depreciation and amortization expenses decreased $0.4 million, or 10%, to $3.4 million for the three months ended March 31, 2021, from $3.7 million for the three months ended March 31, 2020.

Interest expense, net. Interest expense, net, decreased $0.5 million, or 34%, to $1.0 million for the three months ended March 31, 2021, from $1.5 million for the three months ended March 31, 2020. The decrease was attributable to a lower interest rate environment, as well as lower average debt balance outstanding on the Refinanced Term Loan described below under "Liquidity and Capital Resources." Going forward, we expect our interest expense to be lower than in prior periods as a result of the Refinanced Term Loan.

Loss on early extinguishment of debt. During the three months ended March 31, 2021, we recognized $3.0 million of loss due to the early extinguishment of debt, described below under "Liquidity and Capital Resources," with no corresponding charge in the prior period.

(Loss) income before income taxes. For the three months ended March 31, 2021, loss before income taxes was $6.3 million, compared to net income before income taxes of $0.4 million for the three months ended March 31, 2020. The decrease of $6.7 million was primarily due to a decrease in revenue of $8.8 million, the loss on early extinguishment of debt recorded in the first quarter of 2021 of $3.0 million, an increase in product development of $0.7 million, an increase in general and administrative expense of $0.6 million and an increase in sales and marketing of $0.1 million, partially offset by a decrease in cost of revenue of $5.6 million, a decrease in interest expense of $0.5 million and a decrease in depreciation and amortization expense of $0.4 million, as discussed above.

Income taxes. There was a $1 and $0 income tax benefit for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and 2020, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on various factors, including our history of losses, current income, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net (loss) income. Net loss of $6.3 million and net income of $0.4 million were recognized for the three months ended March 31, 2021 and 2020, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities. For the three months ended March 31, 2021, net cash provided by operating activities was $5.0 million and for the three months ended March 31, 2020, net cash used in operating activities was and $0.2 million. Net loss in the current period of $6.3 million represents a decrease of $6.7 million, as compared with net income of $0.4 million in the prior period. Adjustments to reconcile net income to net cash provided by operating activities of $8.7 million in the current period increased by $2.0 million, as compared with $6.7 million in the prior period, primarily due to the inclusion of a non-cash loss on early extinguishment of debt and accrual for Put/Call Consideration in the current period, partially offset by reductions in share-based compensation expense, depreciation and provision for bad debt. Changes in assets and liabilities provided a source of cash of $2.6 million in the current period, as compared with consuming cash of $7.3 million in the prior period, primarily due to ordinary-course changes in working capital.

Cash flows used in investing activities. For the three months ended March 31, 2021 and 2020, net cash used in investing activities was $0.8 million and $0.6 million, respectively. The increase was mainly due to increased capitalized costs included in intangible assets of $0.2 million year over year.

Cash flows provided by (used in) financing activities. Net cash provided by financing activities for the three months ended March 31, 2021 was $7.4 million and net cash used in financing activities was $4.7 million for the prior period. The increase of $12.1 million in cash provided by financing activities in the current period was mainly due to the net proceeds from issuance of long-term debt of $49.6 million, the repurchase of stock as part of a stock repurchase program in the prior period of $1.3 million, and the exercise of stock options by a former key executive of $0.9 million, partially offset by an increase in the repayment of long-term debt of $38.7 million, the prepayment penalty on early debt extinguishment of $0.8 million and an increase in statutory taxes paid related to the net share settlement of vested restricted stock units of $0.2 million.

As of March 31, 2021, we had noncancelable operating lease commitments of $10.2 million and long-term debt with $51.3 million principal balance. For the three months ended March 31, 2021, we funded our operations using available cash.

As of March 31, 2021, we had cash, cash equivalents and restricted cash of approximately $34.1 million, an increase of $11.5 million from $22.6 million as of December 31, 2020. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We are continuing to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to shareholders. On April 1, 2020, we acquired a 50% membership interest in Winopoly, LLC, for a deemed purchase price of $2.6 million, comprised of $1.6 million in upfront cash paid to the seller parties and contingent consideration with a fair value of $1.0 million, payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. See Note 11, Business acquisition, in the Notes to Consolidated Financial Statements.

During the first quarter of 2021, Fluent, LLC redeemed $38.3 million aggregate principal amount of our Refinanced Term Loan due March 26, 2023, prior to maturity, resulting in a loss of $2,964 as a cost of early extinguishment of debt.

On March 31, 2021, Fluent, LLC entered into a credit agreement (the “Credit Agreement”) by and among, Fluent, LLC, certain subsidiaries of Fluent, LLC as guarantors, Citizens Bank, N.A., as administrative agent, lead arranger and bookrunner, and BankUnited, N.A. and Silicon Valley Bank. The Credit Agreement provides for a term loan in the aggregate principal amount of $50.0 million funded on the Closing Date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15.0 million (the "Revolving Loans," and together with the Term Loan, the "New Credit Facility"). As of March 31, 2021, the Credit Agreement has an outstanding principal balance of $50.0 million and matures on March 31, 2026. Principal amortization of the Credit Agreement is $1.3 million per quarter, which will commence with the fiscal quarter ended June 30, 2021.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at the Company's option, either a base rate or a London Inter-bank Offered Rate (“LIBOR”) rate (subject to a floor of 0.25%). The applicable margin is between 0.75% and 1.75% for base rate borrowings and 1.75% and 2.75% for LIBOR rate borrowings, depending upon the Company' consolidated leverage ratio. The anticipated opening interest rate of the New Credit Facility is 2.50% (LIBOR + 2.25%).

The Credit Agreement contain restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants may limit our strategic and financing options and our ability to return capital to our shareholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs. The Credit Agreement is guaranteed by us and our direct and indirect subsidiaries and is secured by substantially all of our assets and those of our direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis.

The Credit Agreement requires us to maintain and comply with certain financial and other covenants. While we were in compliance with the financial and other covenants at March 31, 2021, we cannot guarantee that we will be able to maintain compliance with such financial or other covenants in future periods. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We periodically evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2021, we determined that the reduction in operating results of the Fluent reporting unit, along with a decline in the market value of its publicly-traded stock, collectively constituted a triggering event. As such, we conducted an interim test of the fair value of its goodwill for potential impairment as of March 31, 2021. Based on the results of this interim impairment test, which used a combination of the income and market approaches to determine the fair value of the Fluent reporting unit, we concluded its goodwill of $160.9 million was not impaired since the results of the interim test indicated that the estimated fair value exceeded its carrying value by approximately 17%. We believe that the assumptions utilized in its interim impairment testing, including the determination of an appropriate discount rate of 14.5%, long-term profitability growth projections, and estimated future cash flows, are reasonable. The risk of future impairment of goodwill exists if actual results, such as lower than expected revenue, profitability, cash flows, market multiples, discount rates and control premiums, differ from the assumptions used in our interim impairment test.

For additional information, please refer to our 2020 Form 10-K. There have been no additional material changes to Critical Accounting Policies and Estimates disclosed in the 2020 Form 10-K.

Recently issued accounting and adopted standards

See Note 1(b), "Recently issued and adopted accounting standards," in the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021. Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during this quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Legal Matters

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On May 6, 2021, the Company and the NY AG executed an Assurance of Discontinuance (the “AOD”) to resolve this matter. The AOD imposed injunctive provisions on the Company’s practices with regard to political advocacy campaigns, most of which the Company had already implemented, and imposed a $3.7 million penalty, in line with the Company's accrual as of March 31, 2021.

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2020 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	2,245	$5.25	—	—
February 1-28, 2021	106,899	$5.73	—	—
March 1-31, 2021	—	$—	—	—
Total	109,144	$5.72	—	—

(1)	During January 2021, February 2021 and March 2021, 2,245 shares, 106,899 shares and 0 shares, respectively (totaling 109,144 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with the applicable equity incentive plan.
(2)	In November 2019, our board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $5.0 million of our common stock in the open market or through privately-negotiated transactions. This authorization expired as of December 31, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation	8-K	001-37893	3.2	3/26/2015
3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	4/16/2018
3.3	Amended and Restated Bylaws.	8-K	001-37893	3.2	2/19/2019
4.1	Form of Common Stock Certificate.	8-K	001-37893	4.1	4/16/2018
10.1	Credit Agreement, dated March 31, 2021, by and among Fluent, LLC, as the borrower, certain subsidiaries of the borrower party thereto, the lenders party thereto, and Citizens Bank, N.A., as administrative agent.	8-K	001-37893	10.1	3/31/2021
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

Fluent, Inc.

May 10, 2021	By:	/s/ Alexander Mandel
Alexander Mandel
Chief Financial Officer
(Principal Financial and Accounting Officer)