Form 10-Q
period 2021-06-30
Fluent, Inc.
filed 2021-08-09
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 5, 2021, the registrant had 78,386,466 shares of common stock outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS:
Cash and cash equivalents	$25,139	$21,087
Accounts receivable, net of allowance for doubtful accounts of $326 and $368, respectively	65,905	62,669
Prepaid expenses and other current assets	1,672	2,435
Total current assets	92,716	86,191
Restricted cash	1,480	1,480
Property and equipment, net	1,831	2,201
Operating lease right-of-use assets	7,460	8,284
Intangible assets, net	40,478	45,417
Goodwill	165,088	165,088
Other non-current assets	1,817	1,559
Total assets	$310,870	$310,220
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$16,364	$7,692
Accrued expenses and other current liabilities	22,223	31,568
Deferred revenue	1,222	1,373
Current portion of long-term debt	6,250	7,293
Current portion of operating lease liability	2,261	2,291
Total current liabilities	48,320	50,217
Long-term debt, net	42,683	33,283
Operating lease liability	6,405	7,290
Other non-current liabilities	5,108	2,545
Total liabilities	102,516	93,335
Contingencies (see Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 82,440,259 and 80,295,141, respectively; and Shares outstanding — 78,371,427 and 76,349,274, respectively	41	40
Treasury stock, at cost — 4,068,832 and 3,945,867 shares, respectively	(10,666)	(9,999)
Additional paid-in capital	415,325	411,753
Accumulated deficit	(196,346)	(184,909)
Total shareholders' equity	208,354	216,885
Total liabilities and shareholders' equity	$310,870	$310,220

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$73,378	$71,509	$143,548	$150,443
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	56,605	49,007	107,595	105,631
Sales and marketing	3,000	2,888	5,961	5,718
Product development	3,433	3,115	6,867	5,846
General and administrative	11,527	10,044	23,226	21,120
Depreciation and amortization	3,366	3,853	6,739	7,586
Goodwill impairment and write-off of intangible assets	199	817	199	817
Total costs and expenses	78,130	69,724	150,587	146,718
(Loss) income from operations	(4,752)	1,785	(7,039)	3,725
Interest expense, net	(427)	(1,333)	(1,435)	(2,865)
Loss on early extinguishment of debt	—	—	(2,964)	—
(Loss) income before income taxes	(5,179)	452	(11,438)	860
Income tax benefit	—	—	1	—
Net (loss) income	$(5,179)	$452	$(11,437)	$860

Basic and diluted (loss) income per share:
Basic	$(0.06)	$0.01	$(0.14)	$0.01
Diluted	$(0.06)	$0.01	$(0.14)	$0.01

Weighted average number of shares outstanding:
Basic	79,962,275	78,510,383	79,560,643	78,557,331
Diluted	79,962,275	78,666,776	79,560,643	78,905,792

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2021	82,228,823	$41	4,055,011	$(10,623)	$413,958	$(191,167)	$212,209
Vesting of restricted stock units and issuance of stock under incentive plans	211,436	—	—	—	136	—	136
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	13,821	(43)	—	—	(43)
Exercise of stock options	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,231	—	1,231
Net loss	—	—	—	—	—	(5,179)	(5,179)
Balance at June 30, 2021	82,440,259	$41	4,068,832	$(10,666)	$415,325	$(196,346)	$208,354

Balance at December 31, 2020	80,295,141	$40	3,945,867	$(9,999)	$411,753	$(184,909)	$216,885
Vesting of restricted stock units and issuance of stock under incentive plans	1,947,118	1	—	—	135	—	136
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	122,965	(667)	—	—	(667)
Exercise of stock options	198,000	—	—	—	934	—	934
Share-based compensation	—	—	—	—	2,503	—	2,503
Net loss	—	—	—	—	—	(11,437)	(11,437)
Balance at June 30, 2021	82,440,259	$41	4,068,832	$(10,666)	$415,325	$(196,346)	$208,354

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2020	79,809,417	$40	3,601,804	$(9,900)	$408,633	$(186,708)	$212,065
Vesting of restricted stock units and issuance of restricted stock	99,568	—	—	—	—	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	14,594	(30)	—	—	(30)
Share-based compensation	—	—	—	—	1,328	—	1,328
Net income	—	—	—	—	—	452	452
Balance at June 30, 2020	79,908,985	$40	3,616,398	$(9,930)	$409,961	$(186,256)	$213,815

Balance at December 31, 2019	78,642,078	$39	2,768,399	$(8,184)	$406,198	$(187,116)	$210,937
Vesting of restricted stock units and issuance of restricted stock	1,566,907	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	190,326	(446)	—	—	(446)
Repurchase of shares into treasury stock	—	—	657,673	(1,300)	—	—	(1,300)
Exercise of warrants by certain warrant holders (see Note 7)	(300,000)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,764	—	3,764
Net income	—	—	—	—	—	860	860
Balance at June 30, 2020	79,908,985	$40	3,616,398	$(9,930)	$409,961	$(186,256)	$213,815

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,437)	$860
Adjustments to reconcile net (loss) income to net cash provided by (used in) by operating activities:
Depreciation and amortization	6,739	7,586
Non-cash loan amortization expense	287	694
Share-based compensation expense	2,432	3,678
Non-cash loss on early extinguishment of debt	2,198	—
Non-cash accrued compensation expense for Put/Call Consideration	2,627	530
Goodwill impairment	—	817
Write-off of intangible assets	199	—
Provision for bad debt	98	131
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	(3,334)	5,513
Prepaid expenses and other current assets	763	(75)
Other non-current assets	(258)	(599)
Operating lease assets and liabilities, net	(91)	(81)
Accounts payable	8,672	(9,973)
Accrued expenses and other current liabilities	(9,345)	(515)
Deferred revenue	(151)	1,328
Other	(64)	(62)
Net cash (used in) provided by operating activities	(665)	9,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(1,535)	(1,211)
Business acquisition, net of cash acquired	—	(1,426)
Acquisition of property and equipment	(23)	(37)
Net cash used in investing activities	(1,558)	(2,674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	49,624	—
Repayments of long-term debt	(42,986)	(3,873)
Exercise of stock options	934	—
Prepayment penalty on debt extinguishment	(766)	—
Taxes paid related to net share settlement of vesting of restricted stock units	(667)	(446)
Proceeds from the issuance of stock	136	—
Repurchase of treasury stock	—	(1,300)
Net cash provided by (used in) financing activities	6,275	(5,619)
Net increase in cash, cash equivalents and restricted cash	4,052	1,539
Cash, cash equivalents and restricted cash at beginning of period	22,567	20,159
Cash, cash equivalents and restricted cash at end of period	$26,619	$21,698
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,097	$2,100
Cash paid for income taxes	$340	$—
Share-based compensation capitalized in intangible assets	$71	$86

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  June 30, 2021 and December 31, 2020, the balance of deferred revenue was $1,222 and $1,373, respectively. The majority of the deferred revenue balance as of  December 31, 2020 was recognized into revenue during the first quarter of 2021.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  June 30, 2021 and December 31, 2020, unbilled revenue included in accounts receivable was $25,581 and $28,337, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

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

For the six months ended June 30, 2021 and 2020, basic and diluted (loss) income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(5,179)	$452	$(11,437)	$860
Denominator:
Weighted average shares outstanding	78,270,386	76,244,975	77,574,295	76,007,997
Weighted average restricted shares vested not delivered	1,691,889	2,265,408	1,986,348	2,549,334
Total basic weighted average shares outstanding	79,962,275	78,510,383	79,560,643	78,557,331
Dilutive effect of assumed conversion of restricted stock units	—	156,393	—	348,461
Total diluted weighted average shares outstanding	79,962,275	78,666,776	79,560,643	78,905,792
Basic and diluted (loss) income per share:
Basic	$(0.06)	$0.01	$(0.14)	$0.01
Diluted	$(0.06)	$0.01	$(0.14)	$0.01

The following potentially dilutive securities were excluded from the calculation of diluted (loss) income per share, as their effects would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units	2,843,570	3,412,390	2,843,570	2,288,573
Stock options	2,204,000	2,568,000	2,204,000	2,568,000
Warrants	833,333	2,183,333	833,333	2,183,333
Total anti-dilutive securities	5,880,903	8,163,723	5,880,903	7,039,906

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	June 30, 2021	December 31, 2020
Gross amount:
Software developed for internal use	3	$8,381	$7,376
Acquired proprietary technology	3-5	14,845	14,788
Customer relationships	5-10	37,886	37,886
Trade names	4-20	16,657	16,657
Domain names	20	191	191
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		111,020	109,958
Accumulated amortization:
Software developed for internal use		(4,249)	(3,551)
Acquired proprietary technology		(12,936)	(12,474)
Customer relationships		(27,303)	(24,657)
Trade names		(4,699)	(4,252)
Domain names		(53)	(48)
Databases		(19,534)	(17,791)
Non-competition agreements		(1,768)	(1,768)
Total accumulated amortization		(70,542)	(64,541)
Net intangible assets:
Software developed for internal use		4,132	3,825
Acquired proprietary technology		1,909	2,314
Customer relationships		10,583	13,229
Trade names		11,958	12,405
Domain names		138	143
Databases		11,758	13,501
Total intangible assets, net		$40,478	$45,417

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

During the three months ended  March 31, 2021, the Company determined that the reduction in operating results of the Fluent reporting unit, along with a decline in the market value of its publicly-traded stock, collectively constituted a triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of  March 31, 2021, its long-lived assets were not impaired. Management believes that the assumptions utilized in this interim impairment testing, including the determination of estimated future cash flows, were reasonable.  The Company completed its quarterly triggering event assessment for the three months ended June 30, 2021 and determined that no triggering event had occurred requiring further impairment assessments for its long lived assets.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Amortization expense of $3,169 and $3,659 for the three months ended June 30, 2021 and 2020, respectively, and $6,346 and $7,206, for the six months ended  June 30, 2021 and 2020, respectively, is included in depreciation and amortization expenses in the consolidated statements of operations. As of June 30, 2021, intangible assets with a carrying amount of $790, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of June 30, 2021, estimated amortization expense related to the Company's intangible assets for the remainder of 2021 and through 2026 and thereafter are as follows:

Year	June 30, 2021
Remainder of 2021	$6,059
2022	11,852
2023	5,504
2024	4,602
2025	4,024
2026 and thereafter	8,437
Total	$40,478

4. Goodwill

Goodwill represents the cost in excess of fair value of net assets acquired in a business combination. As of June 30, 2021, the total balance of goodwill was $165,088, and relates to the acquisition of Interactive Data, LLC, the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, and the Winopoly Acquisition (see Note 11, Business acquisition).

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

The Company completed its quarterly triggering event assessment for the three months ended June 30, 2021 and determined no triggering event had occurred requiring further interim impairment assessments for its remaining goodwill. However, if additional reduction in operating results or a decline in the market value of its publicly-traded stock occurs, this could result in future impairment charges.

5. Long-term debt, net

Long-term debt, net, related to the Refinanced Term Loan, the New Credit Facility Term Loan, and Note Payable (each as defined below) consisted of the following:

	June 30, 2021	December 31, 2020
Refinanced Term Loan due 2023 (less unamortized discount and financing costs of $0 and $2,386, respectively)	$—	$39,350
New Credit Facility Term Loan due 2026 (less unamortized discount and financing costs of $1,067 and $0, respectively)	47,683	—
Note Payable due 2021 (less unamortized discount of $0 and $24, respectively)	1,250	1,226
Long-term debt, net	48,933	40,576
Less: Current portion of long-term debt	(6,250)	(7,293)
Long-term debt, net (non-current)	$42,683	$33,283

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

New Credit Facility

On March 31, 2021, Fluent, LLC entered into a credit agreement (the “Credit Agreement”) by and among, Fluent, LLC, certain subsidiaries of Fluent, LLC as guarantors, Citizens Bank, N.A. as administrative agent, lead arranger and bookrunner, BankUnited, N.A. and Silicon Valley Bank. The Credit Agreement provides for a term loan in the aggregate principal amount of $50.0 million funded on the Closing Date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15.0 million (the "Revolving Loans," and together with the Term Loan, the "New Credit Facility").

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

The Credit Agreement contains negative covenants that, among other things, limit Fluent, LLC's ability to: incur indebtedness; grant liens on its assets; enter into certain investments; consummate fundamental change transactions; engage in mergers or acquisitions or dispose of assets; enter into certain transactions with affiliates; make changes to its fiscal year; enter into certain restrictive agreements; and make certain restricted payments (including for dividends and stock repurchases, which are generally prohibited except in a few circumstances and/or up to specified amounts). Each of these limitations are subject to various conditions.

The Credit Agreement matures on March 31, 2026 and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended June 30, 2021. At June 30, 2021, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

Note Payable

On July 1, 2019, in connection with the AdParlor Acquisition, the Company issued a promissory note (the "Note Payable") in the principal amount of $2,350, net of discount of $150 from imputing interest on the non-interest bearing note using a 4.28% rate. The promissory note is guaranteed by the Company's subsidiary, Fluent, LLC, does not accrue interest except in the case of default, is payable in two equal installments on the first and second anniversaries of the date of closing of the acquisition and is subject to setoff in respect of certain indemnity and other matters. The first installment payment of $1,250 was made on July 1, 2020, and the second installment payment of $1,250 was made on July 1, 2021, in each case using cash on hand.

Maturities

As of June 30, 2021, scheduled future maturities of the Credit Agreement and Note Payable are as follows:

Year	June 30, 2021
Remainder of 2021	$3,750
2022	5,000
2023	5,000
2024	5,000
2025	31,250
Total maturities	$50,000

Fair value

As of June 30, 2021, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. The Company updates its estimated annual effective tax rate on a quarterly basis and, if the estimate changes, makes a cumulative adjustment.

As of  June 30, 2021 and December 31, 2020, the Company has recorded a full valuation allowance against net deferred tax assets, and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability the Company is able to achieve and the net deferred tax assets available.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

For the six months ended June 30, 2021 and 2020, the Company's effective income tax benefit rate of 0% differed from the statutory federal income tax rate of 21%, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

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

As of  June 30, 2021 and December 31, 2020, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of June 30, 2021, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

7. Common stock, treasury stock and warrants

Common stock

As of  June 30, 2021 and December 31, 2020, the number of issued shares of common stock was 82,440,259 and 80,295,141, respectively, which included shares of treasury stock of 4,068,832 and 3,945,867, respectively.

For the six months ended June 30, 2021, the change in the number of issued shares of common stock was the result of an aggregate 1,947,118 shares of common stock issued upon vesting of RSUs, including 122,965 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, as discussed below. The change also included the exercise of 198,000 stock options by a former key executive.

Treasury stock

As of  June 30, 2021 and December 31, 2020, the Company held shares of treasury stock of 4,068,832 and 3,945,867, with a cost of $10,666 and $9,999, respectively.

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the six months ended June 30, 2021, 122,965 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 8, Share-based compensation.

Warrants

As of  June 30, 2021 and December 31, 2020, warrants to purchase an aggregate of 833,333 of common stock were outstanding with exercise prices ranging from $3.75 to $6.00 per share.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

8. Share-based compensation

As of June 30, 2021, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,337,143 shares of common stock. As of June 30, 2021, there were 1,509,149 shares of common stock reserved for issuance under the 2018 Plan. The primary purpose of the plans is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

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

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$2.81	$1.58	$1.46	$4.34
Fair value higher range	$2.86	$1.61	$1.49	$4.43
Exercise price	$4.72	$2.56	$2.33	$6.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

For the six months ended June 30, 2021, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2020	2,294,000	$4.34	8.0	$2,256
Granted	108,000	$6.33	9.7	—
Exercised	(198,000)
Outstanding as of June 30, 2021	2,204,000	$4.41	7.6	$190
Options exercisable as of June 30, 2021	1,307,000	$4.06	7.5	$190

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the six months ended June 30, 2021, the unvested balance of options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2020	1,225,000	$3.93	8.4
Granted	108,000	$6.33	9.7
Vested	(436,000)
Unvested as of June 30, 2021	897,000	$4.91	7.8

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Compensation expense recognized for stock options of $123 and $152 for the three months ended June 30, 2021 and 2020, respectively, and $290 and $1,351 for the six months ended June 30, 2021 and 2020, respectively, was recorded in sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of June 30, 2021, there was $334 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the six months ended June 30, 2021, details of unvested RSU and restricted stock activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2020	3,377,097	$7.09
Granted	1,043,660	$5.88
Vested and delivered	(1,824,153)	$2.98
Withheld as treasury stock (1)	(122,965)	$4.91
Vested not delivered (2)	570,335	$2.70
Forfeited	(200,404)	$4.20
Unvested as of June 30, 2021	2,843,570	$8.69

(1)

As discussed in Note 7, Common stock, treasury stock and warrants, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs. As of June 30, 2021, there were 4,068,832 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the six months ended June 30, 2021, there was a net decrease of 570,335 shares included in the vested not delivered balance as a result of the delivery of 650,333 shares, partially offset by the vesting of 79,998 shares with deferred delivery election. As of June 30, 2021, 1,691,666 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs and restricted stock of $1,108 and $1,176 for the three months ended June 30, 2021 and 2020, respectively, and $2,213 and $2,413 for the six months ended June 30, 2021 and 2020, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of June 30, 2021, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $9,998, which is expected to be recognized over a weighted average period of 2.3 years.

For the three and six months ended June 30, 2021 and 2020, share-based compensation for the Company's stock option, RSU, common stock and restricted stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales and marketing	$209	$269	$372	$487
Product development	233	286	501	523
General and administrative	759	726	1,559	2,668
Share-based compensation expense	1,201	1,281	2,432	3,678
Capitalized in intangible assets	30	47	71	86
Total share-based compensation	$1,231	$1,328	$2,503	$3,764

On May 13, 2021, the Company's then-CEO and then-President purchased a total of 50,000 shares from the Company for cash under the 2018 Stock Incentive Plan. The per share purchase price for each transaction was the closing price reported on Nasdaq on the date of purchase.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is EBITDA. As of June 30, 2021, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results of AdParlor, LLC, and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fluent segment revenue:
United States	$59,306	$57,462	$117,558	$125,613
International	10,693	12,935	19,983	22,346
Fluent segment revenue	$69,999	$70,397	$137,541	$147,959
All Other segment revenue:
United States	$3,338	$1,012	$5,935	$2,197
International	41	100	72	287
All Other segment revenue	$3,379	$1,112	$6,007	$2,484
Segment EBITDA
Fluent segment EBITDA	$(1,582)	$6,809	$(172)	$12,698
All Other segment EBITDA	196	(1,171)	(128)	(1,387)
Total EBITDA	(1,386)	5,638	(300)	11,311
Depreciation and amortization	3,366	3,853	6,739	7,586
Total (loss) income from operations	$(4,752)	$1,785	$(7,039)	$3,725

	June 30,	December 31,
	2021	2020
Total assets:
Fluent	$290,717	$292,616
All Other	20,153	17,604
Total assets	$310,870	$310,220

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

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On May 6, 2021, the Company and the NY AG executed an Assurance of Discontinuance (the “AOD”) to resolve this matter. The AOD imposed injunctive provisions on the Company’s practices with regard to political advocacy campaigns, most of which the Company had already implemented, and imposed a $3.7 million penalty, which was in line with the Company's accrual in the prior quarter and paid in full as of June 30, 2021.

On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. On March 12, 2020, the Company received a subpoena from the Office of the Attorney General of the District of Columbia ("DC AG") regarding the same issue. The Company was responsive and fully cooperated with each of the DOJ and the DC AG.

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and met with the Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustments was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York, and renewed its challenge as to the taxability of its customer acquisition revenue. On July 22 and 31, 2020, the Company received Notices of Determination from the Tax Department totaling $3.0 million, including $0.7 million of interest. On October 16, 2020, the Company filed challenges to the Notices of Determination. On June 21, 2021, the Company and the Tax Department participated in a conciliation conference, but the audits were not resolved. Based on the foregoing, the Company believes it is probable that a sales tax liability may result from this matter, and has estimated the range of any such liability to be between $0.7 million and $3.0 million. The Company has accrued a liability associated with these sales and use tax audits at the low end of this range.

On January 28, 2020, the Company received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) regarding compliance with the Federal Trade Commission Act, 15 U.S.C. §45 or the Telemarketing Sales Rule, 16 C.F.R. Part 310, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security. The Company has been responsive and is fully cooperating with the FTC. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position.

11. Business acquisition

Winopoly acquisition

On April 1, 2020, the Company acquired, through a wholly owned subsidiary, a 50% membership interest in Winopoly (the "Winopoly Acquisition") for a deemed purchase price of $2,553, which consisted of $1,553 in cash and contingent consideration with a fair value of $1,000 payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. As of the first quarter of 2021, the initial contingent consideration of $1,000 had been paid based on specific revenue targets having been met. On May 17, 2021, additional contingent consideration that was not previously deemed to be probable of payment in the amount of $500 was paid based on a specific revenue target having been met. Winopoly is a contact center operation, which serves as a marketplace that matches consumers sourced by Fluent and other third parties with advertiser clients. In accordance with ASC 805, the Company determined that the Winopoly Acquisition constituted the purchase of a business.

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

Although the sellers maintain an equity interest in Winopoly, the Company has deemed this equity interest to be non-substantive in nature, as the sellers will primarily benefit from the Winopoly Acquisition based on periodic distributions of the earnings of Winopoly and the Put/Call Consideration, both of which are dependent on the sellers' continued service. Without providing service, the sellers could benefit from their pro rata share of the proceeds upon a third-party sale or liquidation of Winopoly; however, such a liquidity event is considered unlikely. Therefore, no non-controlling interest has been recognized. Periodic distributions for services rendered will be recorded as compensation expense. In addition, the Company estimates the amount of the Put/Call Consideration, which is accreted over the six-year estimated service period, consisting of the estimated four years until the put/call can be exercised and the additional two-year service requirement. For the three and six months ended June 30, 2021, compensation expense of $881 and $2,627, respectively, and for the three and six months ended June 30, 2020 compensation expense of $530 related to the Put/Call Consideration was recorded in general and administrative on the consolidated statement of operations, with a corresponding liability in other non-current liabilities on the consolidated balance sheet.

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

13. Related party transactions

During the three and six months ended June 30, 2021, the Company recognized revenue from a client in which the then-CEO holds a significant ownership interest. Accounts receivable for this client were $119 and $137 as of June 30, 2021 and December 31, 2020, respectively. For the three and six months ended June 30, 2021, the Company recognized revenue from this client of $0 and $33, respectively, and for the three and six months ended June 30, 2020, the Company recognized revenue from this client of $95 and $145, respectively. In accordance with the Company's policies and procedures for determining allowances for doubtful accounts and write-offs, the Company wrote-off the outstanding accounts receivable from this client as of June 30, 2021.

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

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have permission to contact the majority of users in our database through multiple channels, such as email, direct mail, telephone, push notifications and SMS text messaging. We leverage this data in our performance offerings primarily to serve advertisements that we believe will be relevant to users based on the information they provide, and in our lead generation offerings to provide our clients with users' contact information so that our clients may communicate with the users directly. We continue to leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising.

Second Quarter Financial Summary

Three months ended June 30, 2021 compared to three months ended June 30, 2020:

•	Revenue increased 3% to $73.4 million, from $71.5 million.
•	Net loss was $5.2 million, or $0.06 per share, compared to net income of $0.5 million or $0.01 per share.
•	Media margin decreased 19% to $20.1 million, from $24.8 million, representing 27.4% of revenue.
•	Adjusted EBITDA decreased 80% to $1.9 million, based on net loss of $5.2 million, from $9.4 million, based on net income of $0.5 million.
•	Adjusted net loss was $1.9 million, or $0.02 per share, compared to adjusted net income of $4.2 million, or $0.05 per share.

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

•	Revenue decreased 5% to $143.5 million, from $150.4 million.
•	Net loss was $11.4 million, or $0.14 per share, compared to net income of $0.9 million or $0.01 per share.
•	Media margin decreased 8% to $45.0 million, from $48.7 million, representing 31.4% of revenue.
•	Adjusted EBITDA decreased 64% to $6.6 million, based on net loss of $11.4 million, from $18.4 million, based on net income of $0.9 million.
•	Adjusted net loss was $1.6 million, or $0.02 per share, compared to adjusted net income of $8.0 million, or $0.10 per share.

Media margin, adjusted EBITDA and adjusted net income are non-GAAP financial measures.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

A key challenge for our business is identifying and accessing media sources that are of high quality and able to attract targeted users to our media properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in relation to the evolving regulatory landscape of our industry, we commenced a traffic quality initiative (the "Traffic Quality Initiative") in 2020. We believe that significant value can be created by improving the quality of traffic we source to our media properties, through higher participation rates on our sites, leading to higher conversion rates, resulting in increased monetization and ultimately increasing revenue and media margin.

Through this initiative, we substantially curtailed the volume of lower quality affiliate traffic that we source, particularly during the fourth quarter of 2020 and the first quarter of 2021, and continue to make smaller adjustments as appropriate. See "Results of Operations" below for additional detail on the impact to our revenue during the first quarter of 2021. To replace this lower quality traffic, we are testing and scaling various media channels, strategies and partners to generate consumer traffic meeting our quality requirements. Some of these strategies tested in the second quarter of 2021 involved increased media spend with major digital media platforms and revised bidding strategies for affiliate traffic, each of which were expected to yield lower margins, with the intent to optimize spend for improved profitability in future periods. The mix and profitability of our media channels, strategies and partners is likely to be dynamic and reflect evolving market dynamics and the impact of our Traffic Quality Initiative. Consolidation of media sources, changes in search engine, email and text message blocking algorithms and increased competition for available media have made the process of sourcing new traffic challenging during 2021 and may continue to do so in the future. As we test and scale new media channels, strategies and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability. However, we believe the Traffic Quality Initiative will benefit the Company over time, providing the foundation to support sustainable long-term growth and positioning us as an industry leader.

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

COVID-19 Update

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. At this time, our operations have not been significantly impacted by the global economic impact of COVID-19, and we have taken appropriate measures to ensure that we are able to conduct our business remotely without significant disruptions. The economic uncertainty caused by COVID-19 has had varying degrees of impact on certain of our advertiser clients in certain industry verticals over the course of the pandemic. For example, industry verticals such as staffing and recruitment and financial products and services exhibited reduced pricing and/or demand following the onset of the pandemic and have subsequently recovered to varying degrees since that time. On the other hand, demand from certain advertisers in other verticals, such as streaming services and mobile gaming, increased during the pandemic and has since remained strong. With the proliferation of COVID-19 vaccinations in the U.S. during the second quarter of 2021, we have seen a substantial recovery in the staffing and recruitment vertical. There may continue to be additional shifts in pricing and/or demand among our clients, as the trajectory of the pandemic and future economic outlook remain uncertain.

We implemented company-wide work-from-home beginning on March 13, 2020. During the second quarter of 2021, we began to open our headquarters to employees that meet health protocols and voluntarily choose to work in the office. We expect to implement a more formal policy regarding working from home later in the third quarter. While we believe we have adapted well to a work-from-home environment, COVID-19 increases the likelihood of certain risks of disruption to our business, such as the incapacity of certain employees or system interruptions, which could lead to diminishment of our regular business operations, technological capacity and cybersecurity capabilities, as well as operational inefficiencies and reputational harm.

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

Adjusted EBITDA is defined as net (loss) income excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) loss on early extinguishment of debt, (6) accrued compensation expense for Put/Call Consideration, (7) goodwill impairment, (8) write-off of intangible assets, (9) acquisition-related costs, (10) restructuring and other severance costs, and (11) certain litigation and other related costs.

Adjusted net income is defined as net (loss) income excluding (1) Share-based compensation expense, (2) loss on early extinguishment of debt, (3) accrued compensation expense for Put/Call Consideration, (4) goodwill impairment,  (5) write-off of intangible assets, (6) acquisition-related costs, (7) restructuring and other severance costs, and (8) certain litigation and other related costs. Adjusted net income is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from net (loss) income, which we believe is the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(5,179)	$452	$(11,437)	$860
Income tax benefit	—	—	(1)	—
Interest expense, net	427	1,333	1,435	2,865
Depreciation and amortization	3,366	3,853	6,739	7,586
Loss on early extinguishment of debt	—	—	2,964	—
Goodwill impairment	—	817	—	817
Write-off of intangible assets	199	—	199	—
General and administrative	11,527	10,044	23,226	21,120
Product development	3,433	3,115	6,867	5,846
Sales and marketing	3,000	2,888	5,961	5,718
Non-media cost of revenue (1)	3,363	2,312	9,053	3,915
Media margin	$20,136	$24,814	$45,006	$48,727
Revenue	$73,378	$71,509	$143,548	$150,443
Media margin % of revenue	27.4%	34.7%	31.4%	32.4%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net (loss) income, which we believe is the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(5,179)	$452	$(11,437)	$860
Income tax benefit	—	—	(1)	—
Interest expense, net	427	1,333	1,435	2,865
Depreciation and amortization	3,366	3,853	6,739	7,586
Share-based compensation expense	1,201	1,281	2,432	3,678
Loss on early extinguishment of debt	—	—	2,964	—
Accrued compensation expense for Put/Call Consideration	881	530	2,627	530
Goodwill impairment	—	817	—	817
Write-off of intangible assets	199	—	199	—
Acquisition-related costs	500	15	500	62
Restructuring and other severance costs	97	—	97	—
Certain litigation and other related costs	359	1,115	1,027	2,022
Adjusted EBITDA	$1,851	$9,396	$6,582	$18,420

Below is a reconciliation of adjusted net income and adjusted net income per share from net (loss) income, which we believe is the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2021	2020	2021	2020
Net (loss) income	$(5,179)	$452	$(11,437)	$860
Share-based compensation expense	1,201	1,281	2,432	3,678
Loss on early extinguishment of debt	—	—	2,964	—
Accrued compensation expense for Put/Call Consideration	881	530	2,627	530
Goodwill impairment	—	817	—	817
Write-off of intangible assets	199	—	199	—
Acquisition-related costs	500	15	500	62
Restructuring and other severance costs	97	—	97	—
Certain litigation and other related costs	359	1,115	1,027	2,022
Adjusted net (loss) income	$(1,942)	$4,210	$(1,591)	$7,969
Adjusted net (loss) income per share:
Basic	$(0.02)	$0.05	$(0.02)	$0.10
Diluted	$(0.02)	$0.05	$(0.02)	$0.10
Weighted average number of shares outstanding:
Basic	79,962,275	78,510,383	79,560,643	78,557,331
Diluted	79,962,275	78,666,776	79,560,643	78,905,792

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

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Revenue. Revenue increased $1.9 million, or 3%, to $73.4 million for the three months ended June 30, 2021, from $71.5 million for the three months ended June 30, 2020. The increase was primarily attributable to relatively higher levels of monetization of consumer traffic overall and higher volumes of traffic sourced from major digital media platforms in the second quarter of 2021. This was somewhat offset by reduced volumes of affiliate traffic, stemming from our Traffic Quality Initiative, which sharply curtailed the volume of lower quality affiliate traffic. While the relatively higher levels of monetization and increased traffic from major digital media platforms in the second quarter of 2021 were sufficient to offset reduced traffic volume, resulting in higher revenue compared to the second quarter of 2020, these trends may or may not continue into the third quarter of 2021 as we continue to test and scale media spend for profitability. See discussion below under "Cost of revenue (exclusive of depreciation and amortization)." We ultimately anticipate higher volumes of traffic in future periods as we seek to replace the loss of lower quality affiliate traffic, though the timing of such increases remains uncertain.

At the onset of the continuing COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services exhibited reduced pricing and/or demand following the onset of the pandemic and subsequently recovered to varying degrees since that time. On the other hand, demand from certain advertisers in other verticals, such as streaming services and mobile gaming, increased during the pandemic and has since remained strong. In the three months ended June 30, 2021, with the proliferation of COVID-19 vaccinations in the U.S. during the second quarter, we saw a substantial recovery in the staffing and recruitment vertical. While changes in demand and pricing among clients in various industry verticals did not result in a significant disruption to our business, the trajectory of these trends is uncertain.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $7.6 million, or 16%, to $56.6 million for the three months ended June 30, 2021, from $49.0 million for the three months ended June 30, 2020. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites and, historically, on behalf of third-party advertisers, as well as the costs of fulfilling rewards earned by consumers who complete the requisite number of advertiser offers.

The total cost of revenue as a percentage of revenue increased to 77% for the three months ended June 30, 2021, compared to 69% in the corresponding period in 2020. In the normal course of executing paid media campaigns to source consumer traffic, we regularly test new channels, strategies and partners, in an effort to identify actionable opportunities which can then be optimized over time. Traffic acquisition costs incurred with the major digital media platforms from which we sourced increased traffic volumes have historically been higher than affiliate traffic sources. Through our Traffic Quality Initiative, we substantially curtailed the volume of lower quality affiliate traffic that we source. To replace this lower quality traffic, we are testing and scaling various media channels, strategies and partners to generate consumer traffic meeting our quality requirements. Some of these strategies tested in the second quarter of 2021 involved increased media spend with major digital media platforms and revised bidding strategies for affiliate traffic, each of which were expected to yield lower margins, with the intent is to optimize spend for improved profitability in future periods. The mix and profitability of our media channels, strategies and partners is likely to be dynamic and reflect evolving market dynamics and the impact of our Traffic Quality Initiative. As we test and scale new media channels, strategies and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability. However, we believe the Traffic Quality Initiative will benefit the Company over time, providing the foundation to support sustainable long-term growth and positioning us as an industry leader. Past levels of cost of revenue (exclusive of depreciation and amortization) may therefore not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing. Sales and marketing expenses increased $0.1 million, or 4%, to $3.0 million for the three months ended June 30, 2021, from $2.9 million for the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, the amounts consisted mainly of employee salaries and benefits of $2.6 million and $2.4 million, non-cash share-based compensation expense of $0.2 and $0.3 million, and advertising costs of $0.1 and $0.2 million, respectively. As business travel and in-person meetings and events begin to resume, we anticipate that our sales and marketing expenditures may increase in future periods. As a result, past levels of sales and marketing expenditures may not be indicative of future expenditures, which may increase or decrease as these uncertainties in our business play out.

Product development. Product development increased $0.3, or 10%, to $3.4 million for the three months ended June 30, 2021, from $3.1 million for the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, the amounts consisted mainly of salaries and benefits of $2.4 million and $2.2 million, software license and maintenance costs of $0.3 million and $0.3 million, professional fees of $0.3 million and $0.1 million, and non-cash share-based compensation expense of $0.2 million and $0.3 million, respectively. The increase in product development expenses reflects, in part, the development of new app-based media properties, expanding beyond our traditional focus on web-based media properties.

General and administrative. General and administrative expenses increased $1.5 million, or 15%, to $11.5 million for the three months ended June 30, 2021, from $10.0 million for the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, the amounts consisted mainly of employee salaries and benefits of $5.0 million and $4.3 million, professional fees of $1.2 million and $1.2 million, office overhead of $1.1 million and $1.2 million, software license and maintenance costs of $0.9 million and $0.4 million, accrued compensation expense for Put/Call Consideration from the Winopoly Acquisition of $0.9 million and $0.5 million (see Note 11, Business acquisition, in the Notes to Consolidated Financial Statements), non-cash share-based compensation expense of $0.8 million and $0.7 million, acquisition-related costs of $0.5 million and $0.0 million, and certain litigation and related costs of $0.4 million and $1.1 million, respectively. The increase was mainly the result of increased employee salaries and benefits, acquisition related costs related to Winopoly, and accrued compensation expense for the Winopoly Put/Call Consideration, partially offset by reduced litigation and related costs.

Depreciation and amortization. Depreciation and amortization expenses decreased $0.5 million, or 13%, to $3.4 million for the three months ended June 30, 2021, from $3.9 million for the three months ended June 30, 2020.

Write-off of intangible assets. During the three months ended June 30, 2021, we recognized $0.2 million of write-off of intangible assets related to software developed for internal use, with no corresponding charge in the prior period.

Interest expense, net. Interest expense, net, decreased $0.9 million, or 68%, to $0.4 million for the three months ended June 30, 2021, from $1.3 million for the three months ended June 30, 2020. The decrease was attributable to a lower interest rate on the New Credit Facility Term Loan as compared to the Refinanced Term Loan.

(Loss) income before income taxes. For the three months ended June 30, 2021, net loss before income taxes was $5.2 million, compared to net income before income taxes of $0.5 million for the three months ended June 30, 2020. The decrease of $5.6 million was primarily due to an increase in cost of revenue of $7.6 million, an increase in general and administrative expense of $1.5 million, an increase in product development of $0.3 million, and an increase in sales and marketing of $0.1 million, partially offset by an increase in revenue of $1.9 million, a decrease in interest expense of $0.9 million and a decrease in depreciation and amortization expense of $0.5 million, as discussed above.

Income taxes. There was no income tax recorded for the three months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and 2020, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on various factors, including our history of losses, current income, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net (loss) income. Net loss of $5.2 million and net income of $0.5 million were recognized for the three months ended June 30, 2021 and 2020, respectively, as a result of the foregoing.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Revenue. Revenue decreased $6.9 million, or 5%, to $143.5 million for the six months ended June 30, 2021, from $150.4 million for the six months ended June 30, 2020. The decrease was primarily attributable to reduced volumes of affiliate traffic, stemming from our Traffic Quality Initiative, which sharply curtailed the volume of lower quality affiliate traffic, somewhat offset by higher levels of monetization of consumer traffic overall and higher volumes of traffic sourced from major digital media platforms. Relatively higher levels of monetization and increased traffic from major digital media platforms in the first six months of 2021 were not sufficient to offset reduced affiliate traffic volume, resulting in lower revenue compared to the first six months of 2020.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $2.0 million, or 2%, to $107.6 million for the six months ended June 30, 2021, from $105.6 million for the six months ended June 30, 2020.

The total cost of revenue as a percentage of revenue increased to 75% for the six months ended June 30, 2021, compared to 70% in the corresponding period in 2020 with the increase due to the traffic acquisition factors discussed above.

Sales and marketing. Sales and marketing expenses increased $0.2 million, or 4%, to $6.0 million for the six months ended June 30, 2021, from $5.7 million for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, the amounts consisted mainly of employee salaries and benefits of $5.1 million and $4.6 million, non-cash share-based compensation expense of $0.4 and $0.5 million, and advertising costs of $0.3 and $0.4 million, respectively.

Product development. Product development increased $1.0, or 17%, to $6.9 million for the six months ended June 30, 2021, from $5.8 million for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, the amounts consisted mainly of salaries and benefits of $5.0 million and $4.4 million, software license and maintenance costs of $0.7 million and $0.4 million, non-cash share-based compensation expense of $0.5 million and $0.5 million, and professional fees of $0.5 million and $0.2 million, respectively. The increase in product development expenses reflects, in part, the development of new app-based media properties, expanding beyond our traditional focus on web-based media properties.

General and administrative. General and administrative expenses increased $2.1 million, or 10%, to $23.2 million for the six months ended June 30, 2021, from $21.1 million for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, the amounts consisted mainly of employee salaries and benefits of $9.9 million and $8.8 million, professional fees of $2.7 million and $2.5 million, accrued compensation expense for Put/Call Consideration from the Winopoly Acquisition of $2.6 million and $0.5 million (see Note 11, Business acquisition, in the Notes to Consolidated Financial Statements), office overhead of $2.2 million and $2.0 million, non-cash share-based compensation expense of $1.6 million and $2.7 million, IT and website related costs of $1.5 million and $0.7 million, certain litigation and related costs of $1.0 million and $2.0 million, and acquisition-related costs of $0.5 million and $0.1 million, respectively. The increase was mainly the result of accrued compensation expense for the Winopoly Put/Call Consideration, IT and IT website costs and increased employee salaries and benefits, partially offset by a decline in non-cash share based compensation expense and reduced litigation and other costs.

Depreciation and amortization. Depreciation and amortization expenses decreased $0.8 million, or 11%, to $6.7 million for the six months ended June 30, 2021, from $7.6 million for the six months ended June 30, 2020.

Goodwill impairment. During the six months ended June 30, 2020, we recognized $0.8 million of goodwill impairment related to the All Other reporting unit, with no corresponding impairment charge in the current period.

Write-off of intangible assets. During the six months ended June 30, 2021, we recognized $0.2 million of a write-off of intangible assets related to software developed for internal use, with no corresponding charge in the prior period.

Interest expense, net. Interest expense, net, decreased $1.4 million, or 50%, to $1.4 million for the six months ended June 30, 2021, from $2.9 million for the six months ended June 30, 2020. The decrease was attributable to a lower interest rate on the New Credit Facility Term Loan as compared to the Refinanced Term Loan.

Loss on early extinguishment of debt. During the six months ended June 30, 2021, we recognized $3.0 million of loss due to the early extinguishment of debt, described below under "Liquidity and Capital Resources," with no corresponding charge in the prior period.

(Loss) income before income taxes. For the six months ended June 30, 2021, loss before income taxes was $11.4 million, compared to net income before income taxes of $0.9 million for the six months ended June 30, 2020. The decrease of $12.3 million was primarily due to a decrease in revenue of $6.9 million, the loss on early extinguishment of debt recorded in the first quarter of 2021 of $3.0 million, an increase in product development of $1.0 million, an increase in general and administrative expense of $2.1 million and an increase in sales and marketing of $0.2 million, partially offset by a decrease in cost of revenue of $2.0 million, a decrease in interest expense of $1.4 million and a decrease in depreciation and amortization expense of $0.8 million, as discussed above.

Income taxes. There was a $1 and $0 income tax benefit for the six months ended June 30, 2021 and 2020, respectively.

Net (loss) income. Net loss of $11.4 million and net income of $0.9 million were recognized for the six months ended June 30, 2021 and 2020, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash flows (used in) provided by operating activities. For the six months ended June 30, 2021, net cash used in operating activities was $0.7 million and for the six months ended June 30, 2020, net cash provided by operating activities was and $9.8 million. Net loss in the current period of $11.4 million represents a decrease of $12.3 million, as compared with net income of $0.9 million in the prior period. Adjustments to reconcile net income to net cash used in operating activities of $14.6 million in the current period increased by $1.2 million, as compared with $13.4 million in the prior period, primarily due to the inclusion of a non-cash loss on early extinguishment of debt and accrual for Put/Call Consideration in the current period, partially offset by reductions in share-based compensation expense, depreciation and provision for bad debt. Changes in assets and liabilities consumed cash of $3.8 million in the current period, as compared with consuming cash of $4.5 million in the prior period, primarily due to ordinary-course changes in working capital.

Cash flows used in investing activities. For the six months ended June 30, 2021 and 2020, net cash used in investing activities was $1.6 million and $2.7 million, respectively. The decrease was mainly due to the Winopoly business acquisition that occurred in the prior year.

Cash flows provided by (used in) financing activities. Net cash provided by financing activities for the six months ended June 30, 2021 was $6.3 million and net cash used in financing activities was $5.6 million for the prior period. The increase of $11.9 million in cash provided by financing activities in the current period was mainly due to the net proceeds from issuance of long-term debt of $49.6 million, the repurchase of stock as part of a stock repurchase program in the prior period of $1.3 million, and the exercise of stock options by a former key executive of $0.9 million, partially offset by an increase in the repayment of long-term debt of $39.1 million, the prepayment penalty on early debt extinguishment of $0.8 million and an increase in statutory taxes paid related to the net share settlement of vested restricted stock units of $0.3 million.

As of June 30, 2021, we had noncancelable operating lease commitments of $9.6 million and long-term debt with $50.0 million principal balance. For the six months ended June 30, 2021, we funded our operations using available cash.

As of June 30, 2021, we had cash, cash equivalents and restricted cash of approximately $26.6 million, an increase of $4.0 million from $22.6 million as of December 31, 2020. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

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

On March 31, 2021, Fluent, LLC entered into a credit agreement (the “Credit Agreement”) by and among, Fluent, LLC, certain subsidiaries of Fluent, LLC as guarantors, Citizens Bank, N.A., as administrative agent, lead arranger and bookrunner, and BankUnited, N.A. and Silicon Valley Bank. The Credit Agreement provides for a term loan in the aggregate principal amount of $50.0 million funded on the Closing Date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15.0 million (the "Revolving Loans," and together with the Term Loan, the "New Credit Facility"). As of June 30, 2021, the Credit Agreement has an outstanding principal balance of $48.8 million and matures on March 31, 2026. Principal amortization of the Credit Agreement is $1.3 million per quarter, which commenced with the fiscal quarter ended June 30, 2021.

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

The Credit Agreement requires us to maintain and comply with certain financial and other covenants. While we were in compliance with the financial and other covenants at June 30, 2021, we cannot guarantee that we will be able to maintain compliance with such financial or other covenants in future periods. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021. Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during this quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Legal Matters

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On May 6, 2021, the Company and the NY AG executed an Assurance of Discontinuance (the “AOD”) to resolve this matter. The AOD imposed injunctive provisions on the Company’s practices with regard to political advocacy campaigns, most of which the Company had already implemented, and imposed a $3.7 million penalty,  which was in line with the Company's accrual in the prior quarter and paid in full as of June 30, 2021.

On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. On March 12, 2020, the Company received a subpoena from the Office of the Attorney General of the District of Columbia ("DC AG") regarding the same issue. The Company was responsive and fully cooperated with each of the DOJ and the DC AG.

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and met with the Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustments was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York and renewed its challenge as to the taxability of its customer acquisition revenue. On July 22 and 31, 2020, the Company received notices of determination from the Tax Department totaling $3.0 million, including $0.7 million of interest. On October 16, 2020, the Company filed challenges to the notices of determination. On June 21, 2021, the Company and the Tax Department participated in a conciliation conference, but the audits were not resolved. Based on the foregoing, the Company believes it is probable that a sales tax liability may result from this matter, and has estimated the range of any such liability to be between $0.7 million and $3.0 million. The Company has accrued a liability associated with these sales and use tax audits at the low end of this range.

On January 28, 2020, the Company received a Civil Investigative Demand (“CID”) from the FTC regarding compliance with the FTC Act or the TSR, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security. The Company has been responsive and is fully cooperating with the FTC. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to our business, results of operations or financial position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2021	—	—	—	—
May 1-31, 2021	—	—	—	—
June 1-30, 2021	13,821	2.99	—	—

(1)	During April 2021, May 2021 and June 2021, 0 shares, 0 shares and 13,821 shares, respectively (totaling 13,821 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with the applicable equity incentive plan.
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

Fluent, Inc.

August 9, 2021	By:	/s/ Alexander Mandel
Alexander Mandel
Chief Financial Officer
(Principal Financial and Accounting Officer)