Form 10-Q
period 2021-09-30
Fluent, Inc.
filed 2021-11-04
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 2, 2021, the registrant had 78,945,304 shares of common stock outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS:
Cash and cash equivalents	$15,615	$21,087
Accounts receivable, net of allowance for doubtful accounts of $342 and $368, respectively	76,568	62,669
Prepaid expenses and other current assets	2,208	2,435
Total current assets	94,391	86,191
Restricted cash	1,480	1,480
Property and equipment, net	1,641	2,201
Operating lease right-of-use assets	7,033	8,284
Intangible assets, net	38,053	45,417
Goodwill	165,088	165,088
Other non-current assets	1,857	1,559
Total assets	$309,543	$310,220
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$16,185	$7,692
Accrued expenses and other current liabilities	28,884	31,568
Deferred revenue	722	1,373
Current portion of long-term debt	5,000	7,293
Current portion of operating lease liability	2,202	2,291
Total current liabilities	52,993	50,217
Long-term debt, net	41,507	33,283
Operating lease liability	5,992	7,290
Other non-current liabilities	673	2,545
Total liabilities	101,165	93,335
Contingencies (see Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 83,018,418 and 80,295,141, respectively; and Shares outstanding — 78,928,638 and 76,349,274, respectively	42	40
Treasury stock, at cost — 4,089,780 and 3,945,867 Shares, respectively	(10,718)	(9,999)
Additional paid-in capital	417,852	411,753
Accumulated deficit	(198,798)	(184,909)
Total shareholders' equity	208,378	216,885
Total liabilities and shareholders' equity	$309,543	$310,220

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$85,858	$78,280	$229,406	$228,723
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	63,784	52,771	171,379	158,402
Sales and marketing	3,034	2,925	8,995	8,643
Product development	4,464	3,355	11,331	9,201
General and administrative	13,279	12,772	36,505	33,892
Depreciation and amortization	3,200	3,906	9,939	11,492
Goodwill impairment and write-off of intangible assets	144	—	343	817
Total costs and expenses	87,905	75,729	238,492	222,447
(Loss) income from operations	(2,047)	2,551	(9,086)	6,276
Interest expense, net	(405)	(1,317)	(1,840)	(4,182)
Loss on early extinguishment of debt	—	—	(2,964)	—
(Loss) income before income taxes	(2,452)	1,234	(13,890)	2,094
Income tax benefit (expense)	—	(65)	1	(65)
Net (loss) income	$(2,452)	$1,169	$(13,889)	$2,029

Basic and diluted (loss) income per share:
Basic	$(0.03)	$0.01	$(0.17)	$0.03
Diluted	$(0.03)	$0.01	$(0.17)	$0.03

Weighted average number of shares outstanding:
Basic	80,133,406	78,577,974	79,753,662	78,564,262
Diluted	80,133,406	79,172,578	79,753,662	79,214,619

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2021	82,440,259	$41	4,068,832	$(10,666)	$415,325	$(196,346)	$208,354
Vesting of restricted stock units and issuance of stock under incentive plans	578,159	1	—	—	1,359	—	1,360
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	20,948	(52)	—	—	(52)
Exercise of stock options	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,168	—	1,168
Net loss	—	—	—	—	—	(2,452)	(2,452)
Balance at September 30, 2021	83,018,418	$42	4,089,780	$(10,718)	$417,852	$(198,798)	$208,378

Balance at December 31, 2020	80,295,141	$40	3,945,867	$(9,999)	$411,753	$(184,909)	$216,885
Vesting of restricted stock units and issuance of stock under incentive plans	2,525,277	2	—	—	1,494	—	1,496
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	143,913	(719)	—	—	(719)
Exercise of stock options	198,000	—	—	—	934	—	934
Share-based compensation	—	—	—	—	3,671	—	3,671
Net loss	—	—	—	—	—	(13,889)	(13,889)
Balance at September 30, 2021	83,018,418	$42	4,089,780	$(10,718)	$417,852	$(198,798)	$208,378

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2020	79,908,985	$40	3,616,398	$(9,930)	$409,961	$(186,256)	$213,815
Vesting of restricted stock units and issuance of restricted stock	51,490	—	—	—	—	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	20,357	(44)	—	—	(44)
Exercise of warrants by certain warrant holders (see Note 7)	300,000	—	300,000	—	—	—	—
Share-based compensation	—	—	—	—	1,204	—	1,204
Net income	—	—	—	—	—	1,169	1,169
Balance at September 30, 2020	80,260,475	$40	3,936,755	$(9,974)	$411,165	$(185,087)	$216,144

Balance at December 31, 2019	78,642,078	$39	2,768,399	$(8,184)	$406,198	$(187,116)	$210,937
Vesting of restricted stock units and issuance of restricted stock	1,618,397	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	210,683	(490)	—	—	(490)
Repurchase of shares into treasury stock	—	—	657,673	(1,300)	—	—	(1,300)
Exercise of warrants by certain warrant holders (see Note 7)	—	—	300,000	—	—	—	—
Share-based compensation	—	—	—	—	4,968	—	4,968
Net income	—	—	—	—	—	2,029	2,029
Balance at September 30, 2020	80,260,475	$40	3,936,755	$(9,974)	$411,165	$(185,087)	$216,144

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,889)	$2,029
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,939	11,492
Non-cash loan amortization expense	361	1,092
Share-based compensation expense	3,577	4,848
Non-cash loss on early extinguishment of debt	2,198	—
Non-cash accrued compensation expense for Put/Call Consideration	3,213	1,184
Non-cash termination of Put/Call Consideration	(629)	—
Goodwill impairment	—	817
Write-off of intangible assets	343	—
Provision for bad debt	113	174
Provision for income taxes	—	65
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	(14,012)	1,363
Prepaid expenses and other current assets	227	(957)
Other non-current assets	(298)	(859)
Operating lease assets and liabilities, net	(136)	(119)
Accounts payable	8,493	(14,096)
Accrued expenses and other current liabilities	(5,685)	4,622
Deferred revenue	(651)	1,300
Other	(96)	(94)
Net cash (used in) provided by operating activities	(6,932)	12,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(2,237)	(1,943)
Business acquisition, net of cash acquired	—	(1,426)
Acquisition of property and equipment	(26)	(62)
Net cash used in investing activities	(2,263)	(3,431)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	49,624	—
Repayments of long-term debt	(45,486)	(10,925)
Exercise of stock options	934	—
Prepayment penalty on debt extinguishment	(766)	—
Taxes paid related to net share settlement of vesting of restricted stock units	(719)	(490)
Proceeds from the issuance of stock	136	—
Repurchase of treasury stock	—	(1,300)
Net cash provided by (used in) financing activities	3,723	(12,715)
Net decrease in cash, cash equivalents and restricted cash	(5,472)	(3,285)
Cash, cash equivalents and restricted cash at beginning of period	22,567	20,159
Cash, cash equivalents and restricted cash at end of period	$17,095	$16,874
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,413	$2,978
Cash paid for income taxes	$356	$300
Share-based compensation capitalized in intangible assets	$94	$120

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

From time to time, the Company may enter into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. From April 1, 2020 through August 31, 2021, the Company had included Winopoly, LLC ("Winopoly") in its consolidated financial statements as a VIE (as further discussed in Note 11, Business acquisition and Note 12, Variable Interest Entity). Beginning September 1, 2021, Winopoly is a wholly owned subsidiary of the Company.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  September 30, 2021 and December 31, 2020, the balance of deferred revenue was $722 and $1,373, respectively. The majority of the deferred revenue balance as of  December 31, 2020 was recognized into revenue during the first quarter of 2021.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  September 30, 2021 and December 31, 2020, unbilled revenue included in accounts receivable was $27,692 and $28,337, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

(d) Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, purchase accounting, put/call consideration, consolidation of variable interest entity, accruals for contingencies and allowance for deferred tax assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable, but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

For the nine months ended September 30, 2021 and 2020, basic and diluted (loss) income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(2,452)	$1,169	$(13,889)	$2,029
Denominator:
Weighted average shares outstanding	78,441,740	76,315,973	77,866,621	76,111,405
Weighted average restricted shares vested not delivered	1,691,666	2,262,001	1,887,041	2,452,857
Total basic weighted average shares outstanding	80,133,406	78,577,974	79,753,662	78,564,262
Dilutive effect of assumed conversion of restricted stock units	—	594,604	—	650,357
Total diluted weighted average shares outstanding	80,133,406	79,172,578	79,753,662	79,214,619
Basic and diluted (loss) income per share:
Basic	$(0.03)	$0.01	$(0.17)	$0.03
Diluted	$(0.03)	$0.01	$(0.17)	$0.03

The following potentially dilutive securities were excluded from the calculation of diluted (loss) income per share, as their effects would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units	2,814,788	1,589,498	2,814,788	1,639,561
Stock options	2,204,000	2,509,000	2,204,000	2,509,000
Warrants	833,333	833,333	833,333	833,333
Total anti-dilutive securities	5,852,121	4,931,831	5,852,121	4,981,894

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	September 30, 2021	December 31, 2020
Gross amount:
Software developed for internal use	3	$8,963	$7,376
Acquired proprietary technology	3-5	14,845	14,788
Customer relationships	5-10	37,885	37,886
Trade names	4-20	16,657	16,657
Domain names	20	191	191
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		111,601	109,958
Accumulated amortization:
Software developed for internal use		(4,811)	(3,551)
Acquired proprietary technology		(13,169)	(12,474)
Customer relationships		(28,626)	(24,657)
Trade names		(4,922)	(4,252)
Domain names		(55)	(48)
Databases		(20,197)	(17,791)
Non-competition agreements		(1,768)	(1,768)
Total accumulated amortization		(73,548)	(64,541)
Net intangible assets:
Software developed for internal use		4,152	3,825
Acquired proprietary technology		1,676	2,314
Customer relationships		9,259	13,229
Trade names		11,735	12,405
Domain names		136	143
Databases		11,095	13,501
Total intangible assets, net		$38,053	$45,417

The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"), the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"), the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"), and the acquisition of a 50% interest in Winopoly (the "Initial Winopoly Acquisition"), effective April 1, 2020 (see Note 11, Business acquisition). In connection with the Initial Winopoly Acquisition, the Company recorded 100% equity ownership for GAAP purposes, and no further intangible assets were acquired in connection with the Full Winopoly Acquisition described in Note 11, Business acquisition.

During the three months ended  March 31, 2021, the Company determined that the reduction in operating results of the Fluent reporting unit, along with a decline in the market value of its publicly-traded stock, collectively constituted a triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of  March 31, 2021, its long-lived assets were not impaired. Management believes that the assumptions utilized in this interim impairment testing, including the estimation of future cash flows, were reasonable. The Company completed its quarterly triggering event assessments for the three months ended June 30, 2021 and September 30, 2021 and has determined that no triggering event had occurred requiring further impairment assessments for its long lived assets.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Amortization expense of $3,006 and $3,711 for the three months ended September 30, 2021 and 2020, respectively, and $9,352 and $10,917, for the nine months ended  September 30, 2021 and 2020, respectively, is included in depreciation and amortization expenses in the consolidated statements of operations. As of September 30, 2021, intangible assets with a carrying amount of $592, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of September 30, 2021, estimated amortization expense related to the Company's intangible assets for the remainder of 2021 and through 2026 and thereafter are as follows:

Year	September 30, 2021
Remainder of 2021	$3,027
2022	11,843
2023	6,104
2024	4,618
2025	4,024
2026 and thereafter	8,437
Total	$38,053

4. Goodwill

Goodwill represents the cost in excess of fair value of net assets acquired in a business combination. As of September 30, 2021, the total balance of goodwill was $165,088, and relates to the acquisition of Interactive Data, LLC, the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, and the Initial Winopoly Acquisition (see Note 11, Business acquisition). In connection with the Initial Winopoly Acquisition, the Company recorded 100% equity ownership for GAAP purposes, and no further goodwill was acquired in connection with the Full Winopoly Acquisition as described in Note 11, Business acquisition.

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

The Company completed its quarterly triggering event assessments for the three months ended June 30, 2021 and September 30, 2021 and determined no triggering event had occurred that would require further interim impairment assessments for its remaining goodwill. However, if additional reduction in operating results or a decline in the market value of its publicly-traded stock occurs, this could result in future impairment charges.

5. Long-term debt, net

Long-term debt, net, related to the Refinanced Term Loan, the New Credit Facility Term Loan, and Note Payable (each as defined below) consisted of the following:

	September 30, 2021	December 31, 2020
Refinanced Term Loan due 2023 (less unamortized discount and financing costs of $0 and $2,386, respectively)	$—	$39,350
New Credit Facility Term Loan due 2026 (less unamortized discount and financing costs of $993 and $0, respectively)	46,507	—
Note Payable due 2021 (less unamortized discount of $0 and $24, respectively)	—	1,226
Long-term debt, net	46,507	40,576
Less: Current portion of long-term debt	(5,000)	(7,293)
Long-term debt, net (non-current)	$41,507	$33,283

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Refinanced Term Loan

On March 31, 2021, Fluent, LLC redeemed in full $38,318 aggregate principal amount of its prior term loan entered into on December 8, 2015 and due March 26, 2023 (the "Refinanced Term Loan"), prior to maturity, resulting in a loss of $2,964 as a cost of early extinguishment of debt.

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at the Company's option, either a base rate or a LIBOR rate (subject to a floor of 0.25%). The applicable margin is between 0.75% and 1.75% for base rate borrowings and 1.75% and 2.75% for LIBOR rate borrowings, depending upon the Company's consolidated leverage ratio. The opening interest rate of the New Credit Facility is 2.50% (LIBOR + 2.25%).

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

The Credit Agreement matures on March 31, 2026 and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended June 30, 2021. At September 30, 2021, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

Note Payable

On July 1, 2019, in connection with the AdParlor Acquisition, the Company issued a promissory note (the "Note Payable") in the principal amount of $2,350, net of discount of $150 from imputing interest on the non-interest-bearing note using a 4.28% rate. The promissory note was guaranteed by the Company's subsidiary, Fluent, LLC, did not accrue interest except in the case of default, was payable in two equal installments on the first and second anniversaries of the date of closing of the acquisition and was subject to setoff in respect of certain indemnity and other matters. The first installment payment of $1,250 was made on July 1, 2020, and the second installment payment of $1,250 was made on July 1, 2021, in each case using cash on hand.

Maturities

As of September 30, 2021, scheduled future maturities of the Credit Agreement and Note Payable are as follows:

Year	September 30, 2021
Remainder of 2021	$1,250
2022	5,000
2023	5,000
2024	5,000
2025	5,000
2026	26,250
Total maturities	$47,500

Fair value

As of September 30, 2021, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. The Company updates its estimated annual effective tax rate on a quarterly basis and, if the estimate changes, makes a cumulative adjustment.

As of  September 30, 2021 and December 31, 2020, the Company has recorded a full valuation allowance against net deferred tax assets, and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability the Company is able to achieve and the net deferred tax assets available.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

For the nine months ended September 30, 2021 and 2020, the Company's effective income tax benefit rate of 0% differed from the statutory federal income tax rate of 21%, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances, and information available as of the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the Company's financial statements.

As of  September 30, 2021 and December 31, 2020, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of September 30, 2021, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

7. Common stock, treasury stock and warrants

Common stock

As of  September 30, 2021 and December 31, 2020, the number of issued shares of common stock was 83,018,418 and 80,295,141, respectively, which included shares of treasury stock of 4,089,780 and 3,945,867, respectively.

For the nine months ended September 30, 2021, the change in the number of issued shares of common stock was the result of an aggregate 2,525,277 shares of common stock issued upon vesting of RSUs, including 143,913 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, as discussed below. The change also included the exercise of 198,000 stock options by a former key executive.

Treasury stock

As of  September 30, 2021 and December 31, 2020, the Company held shares of treasury stock of 4,089,780 and 3,945,867, with a cost of $10,718 and $9,999, respectively.

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the nine months ended September 30, 2021, 143,913 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 8, Share-based compensation.

Warrants

As of  September 30, 2021 and December 31, 2020, warrants to purchase an aggregate of 833,333 of common stock were outstanding with exercise prices ranging from $3.75 to $6.00 per share.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

8. Share-based compensation

As of September 30, 2021, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,392,864 shares of common stock. As of September 30, 2021, there were 1,015,494 shares of common stock reserved for issuance under the 2018 Plan. The primary purpose of the plans is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company executives, which were issued on February 1, 2019, December 20, 2019,  March 1, 2020 and March 1, 2021 respectively, under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125.00%, 133.33%, 133.33% and 133.33%, respectively, of the exercise price for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise price for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of September 30, 2021, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$2.81	$1.58	$1.46	$4.34
Fair value higher range	$2.86	$1.61	$1.49	$4.43
Exercise price	$4.72	$2.56	$2.33	$6.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

For the nine months ended September 30, 2021, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2020	2,294,000	$4.34	8.0	$2,256
Granted	108,000	$6.33	9.7	—
Exercised	(198,000)
Outstanding as of September 30, 2021	2,204,000	$4.41	7.4	$—
Options exercisable as of September 30, 2021	1,307,000	$4.06	7.2	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the nine months ended September 30, 2021, the unvested balance of options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2020	1,225,000	$3.93	8.4
Granted	108,000	$6.33	9.7
Vested	(436,000)
Unvested as of September 30, 2021	897,000	$4.91	7.6

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

Compensation expense recognized for stock options of $105 and $73 for the three months ended September 30, 2021 and 2020, respectively, and $395 and $1,424 for the nine months ended September 30, 2021 and 2020, respectively, was recorded in sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of September 30, 2021, there was $230 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the nine months ended September 30, 2021, details of unvested RSU and restricted stock activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2020	3,377,097	$7.09
Granted	1,684,061	$4.67
Vested and delivered	(2,381,364)	$2.93
Withheld as treasury stock (1)	(143,913)	$4.71
Vested not delivered (2)	570,335	$2.70
Forfeited	(291,428)	$4.57
Unvested as of September 30, 2021	2,814,788	$8.64

(1)

As discussed in Note 7, Common stock, treasury stock and warrants, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs. As of September 30, 2021, there were 4,089,780 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the nine months ended September 30, 2021, there was a net decrease of 570,335 shares included in the vested not delivered balance as a result of the delivery of 650,333 shares, partially offset by the vesting of 79,998 shares with deferred delivery election. As of September 30, 2021, 1,691,666 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs and restricted stock of $1,063 and $1,131 for the three months ended September 30, 2021 and 2020, respectively, and $3,276 and $3,544 for the nine months ended September 30, 2021 and 2020, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of September 30, 2021, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $8,716, which is expected to be recognized over a weighted average period of 2.1 years.

For the three and nine months ended September 30, 2021 and 2020, share-based compensation for the Company's stock option, RSU, common stock and restricted stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales and marketing	$188	$172	$560	$659
Product development	167	291	668	814
General and administrative	790	707	2,349	3,375
Share-based compensation expense	1,145	1,170	3,577	4,848
Capitalized in intangible assets	23	34	94	120
Total share-based compensation	$1,168	$1,204	$3,671	$4,968

On May 13, 2021, the Company's then-CEO and then-President purchased a total of 50,000 shares from the Company for cash under the 2018 Stock Incentive Plan. The per share purchase price for each transaction was the closing price reported on Nasdaq on the date of purchase.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is EBITDA. As of September 30, 2021, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results of AdParlor, LLC, and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fluent segment revenue:
United States	$62,533	$63,894	$180,091	$189,507
International	20,058	12,832	40,041	35,178
Fluent segment revenue	$82,591	$76,726	$220,132	$224,685
All Other segment revenue:
United States	$3,259	$1,548	$9,194	$3,745
International	8	6	80	293
All Other segment revenue	$3,267	$1,554	$9,274	$4,038
Segment EBITDA
Fluent segment EBITDA	$684	$6,862	$512	$19,560
All Other segment EBITDA	469	(405)	341	(1,792)
Total EBITDA	1,153	6,457	853	17,768
Depreciation and amortization	3,200	3,906	9,939	11,492
Total (loss) income from operations	$(2,047)	$2,551	$(9,086)	$6,276

	September 30,	December 31,
	2021	2020
Total assets:
Fluent	$288,015	$292,616
All Other	21,528	17,604
Total assets	$309,543	$310,220

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

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and met with the Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustments was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York and renewed its challenge as to the taxability of its customer acquisition revenue. On July 22 and 31, 2020, the Company received Notices of Determination from the Tax Department totaling $3.0 million, including $0.7 million of interest. On October 16, 2020, the Company filed challenges to the Notices of Determination. Since June 21, 2021, the Company and the Tax Department have been participating in a conciliation conference, but the audits have not yet been resolved. Based on the foregoing, the Company believes it is probable that a sales tax liability may result from this matter and has estimated the range of any such liability to be between $0.8 million and $3.0 million. The Company has accrued a liability associated with these sales and use tax audits at the low end of this range.

On January 28, 2020, the Company received a Civil Investigative Demand from the Federal Trade Commission (“FTC”) regarding compliance with the Federal Trade Commission Act, 15 U.S.C. §45 or the Telemarketing Sales Rule, 16 C.F.R. Part 310, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security. The Company has been responsive and is fully cooperating with the FTC. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position.

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PA OAG”) that it was reviewing the Company’s business practices for compliance under the Unfair Trade Practices and Consumer Protection Law, 73 P.S. § 201-1 et seq.; the Telemarketer Registration Act, 73 P.S. § 2241 et. seq., and the Telemarketing Sales Rule, 16 C.F.R. 310 et seq. The Company has been responsive and is fully cooperating with the PA OAG. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position.

11. Business acquisition

Winopoly acquisition

On April 1, 2020, the Company acquired, through a wholly owned subsidiary, a 50% membership interest in Winopoly (the "Initial Winopoly Acquisition") for a deemed purchase price of $2,553, which consisted of $1,553 in cash and contingent consideration with a fair value of $1,000 payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. As of the first quarter of 2021, the initial contingent consideration of $1,000 had been paid based on specific revenue targets having been met. On May 17, 2021, additional contingent consideration that was not previously deemed to be probable of payment in the amount of $500 was paid based on a specific revenue target having been met. Winopoly is a contact center operation, which serves as a marketplace that matches consumers sourced by Fluent and other third parties with advertiser clients. In accordance with ASC 805, the Company determined that the Initial Winopoly Acquisition constituted the purchase of a business.

On April 1, 2020, the fair value of the acquired customer relationships of $600, to be amortized over a period of five years, was determined using the excess earnings method, a variation of the income approach, while the fair value of the acquired developed technology of $800, to be amortized over a period of three years, was determined using the cost approach. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of $1,131 and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. In connection with the Initial Winopoly Acquisition, the Company had recorded 100% equity ownership for GAAP purposes.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share data)

(unaudited)

In connection with the Initial Winopoly Acquisition, at any time between the fourth and sixth anniversary of the Initial Winopoly Acquisition, the sellers had the ability to exercise a put option to require the Company to acquire the remaining 50% membership interests in Winopoly. During this period, the Company also had the ability to exercise a call option to require the sellers to sell the remaining 50% membership interests in Winopoly to the Company. The purchase price to be paid upon exercise of the put or call option for the remaining 50% membership interests was calculated based on a multiple of 4.0 x EBITDA (as such term is defined in the agreement between the parties), applied to a twelve-month period spanning the five months prior to the month of the put/call closing extending through six months following the month of the put/call closing (the "Put/Call Consideration"). In connection with the exercise of the put/call option, certain of the seller parties would have been required to enter into employment agreements with the Company in order to receive their respective shares of the Put/Call Consideration.

On September 1, 2021, the Company acquired the remaining 50% membership interest in Winopoly (the “Full Winopoly Acquisition”) in a negotiated transaction. The consideration was $7,785, which consisted of $3,425 of cash at closing, $2,000 of cash due on January 31, 2022, and $500 of deferred payments due at both the first and second anniversary of the closing. The Company also issued 500,000 shares of fully-vested stock under the Fluent, Inc. 2018 Stock Incentive Plan to certain Winopoly personnel valued at $1,360. Certain seller parties entered into employment and non-competition agreements with Company in connection with the Full Winopoly Acquisition. As a result, the Put/Call Consideration was terminated, partially offsetting the consideration paid in the Full Winopoly Acquisition, resulting in a net expense of $2,796 on the date of the Full Winopoly Acquisition which was recorded as general and administrative and product development expenses. For the nine months ended September 30, 2021, the Company incurred transaction related costs of $28 in connection with the Full Winopoly Acquisition which are also recorded as general and administrative expenses.

Although the sellers maintained an equity interest in Winopoly through August 31, 2021, the Company had deemed this equity interest to be non-substantive in nature, as the sellers would primarily benefit from the Initial Winopoly Acquisition based on periodic distributions of the earnings of Winopoly and the Put/Call Consideration, both of which were dependent on the sellers' continued service. Without providing service, the sellers could benefit from their pro rata share of the proceeds upon a third-party sale or liquidation of Winopoly; however, such a liquidity event was considered unlikely. Therefore, no non-controlling interest had been previously recognized. Periodic distributions for services rendered were recorded as compensation expense. In addition, the Company had estimated the amount of the Put/Call Consideration, which was accreted over the six-year estimated service period, consisted of the estimated four years until the put/call could be exercised and the additional two-year service requirement. For the three and nine months ended September 30, 2021, compensation expense of $586 and $3,213, respectively, and for the three and nine months ended September 30, 2020 compensation expense of $654 and $1,184, respectively, related to the Put/Call Consideration were recorded in general and administrative on the consolidated statement of operations, which had a corresponding liability in other non-current liabilities on the consolidated balance sheet.

12. Variable Interest Entity

The Company determined that, following the Initial Winopoly Acquisition, Winopoly qualified as a VIE for which the Company was a primary beneficiary (as discussed in Note 11, Business acquisition). A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date.

The Company's conclusion that Winopoly was a VIE, and the Company was its primary beneficiary, derived from contractual arrangements that provided the Company with control over certain activities that most significantly impacted its economic performance. These significant activities included the compliance practices of Winopoly and the Company's provisions of leads that Winopoly used to generate its revenue, which ultimately gave the Company its controlling interest. The Company therefore consolidated Winopoly in its consolidated financial statements from the inception of the Initial Winopoly Acquisition, inclusive of deemed compensation expense to the sellers for services rendered. On September 1, 2021, the Company completed the Full Winopoly Acquisition and Winopoly's status as a VIE terminated (see Note 3, Intangible assets, net, Note 4, Goodwill and Note 11, Business acquisition).

13. Related party transactions

During the three and nine months ended September 30, 2021, the Company recognized revenue from a client in which the then-CEO holds a significant ownership interest. Accounts receivable for this client were $0 and $137 as of September 30, 2021 and December 31, 2020, respectively. For the three and nine months ended September 30, 2021, the Company recognized revenue from this client of $0 and $33, respectively, and for the three and nine months ended September 30, 2020, the Company recognized revenue from this client of $69 and $214, respectively. In accordance with the Company's policies and procedures for determining allowances for doubtful accounts and write-offs, the Company wrote-off the outstanding accounts receivable from this client as of June 30, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as “anticipate,” “believe," "estimate," "expect," "intend," "project," "will,"  or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this and our other Quarterly Reports on Form 10-Q, as well as the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 16, 2021 ("2020 Form 10-K"), and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Third Quarter Financial Summary

Three months ended September 30, 2021 compared to three months ended September 30, 2020:

•	Revenue increased 10% to $85.9 million, from $78.3 million.
•	Net loss was $2.5 million, or $0.03 per share, compared to net income of $1.2 million or $0.01 per share.
•	Gross profit (exclusive of depreciation and amortization) of $22.1 million, a decrease of 13% over Q3 2020 and representing 25.7% of revenue.
•	Media margin decreased 19% to $24.2 million, from $29.7 million, representing 28.1% of revenue.
•	Adjusted EBITDA decreased 45% to $6.4 million, based on net loss of $2.5 million, from $11.6 million, based on net income of $1.2 million.
•	Adjusted net income was $2.8 million, or $0.03 per share, compared to adjusted net income of $6.3 million, or $0.08 per share.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

•	Revenue was relatively similar at $229.4 million, as compared with $228.7 million.
•	Net loss was $13.9 million, or $0.17 per share, compared to net income of $2.0 million or $0.03 per share.
•	Gross profit (exclusive of depreciation and amortization) decreased 17% to $58.0 million, from $70.3 million, representing 25.3% of revenue.
•	Media margin decreased 12% to $69.2 million, from $78.4 million, representing 30.2% of revenue.
•	Adjusted EBITDA decreased 57% to $12.9 million, based on net loss of $13.9 million, from $30.0 million, based on net income of $2.0 million.
•	Adjusted net income was $1.2 million, or $0.01 per share, compared to adjusted net income of $14.3 million, or $0.18 per share.

Media margin, adjusted EBITDA and adjusted net income are non-GAAP financial measures.

Trends Affecting our Business

Traffic Quality Initiative and Increased Monetization

A key challenge for our business is identifying and accessing media sources that are of high quality and able to attract targeted users to our media properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in relation to the evolving regulatory landscape of our industry, we commenced a traffic quality initiative (the "Traffic Quality Initiative") in 2020. Our Traffic Quality Initiative curtailed the volume of lower quality affiliate traffic that we source, particularly during the fourth quarter of 2020 and the first quarter of 2021, and we continue to make smaller adjustments as appropriate.

We believe that significant value can be created by improving the quality of traffic we source to our media properties, through higher participation rates on our sites, leading to higher conversion rates, resulting in increased monetization and ultimately increasing revenue and media margin. We are also pursuing various revenue initiatives that enable us to grow revenue with existing user traffic volume. In the third quarter of 2021, we increased the monetization of consumer traffic through multiple channels, including growth in the Winopoly business (d/b/a Fluent Sales Solutions), strong client demand in the staffing and recruitment vertical, and an internally-developed email capability which enables us to re-engage consumers who have registered on our owned media properties. These new and/or improved revenue streams offset reductions in traffic volume year-over-year from our Traffic Quality Initiative. Through these initiatives, our business has become less dependent on traffic volume to generate revenue growth.

In the third quarter of 2021, we continued some of the strategies tested in the second quarter of 2021, involving increased media spend with major digital media platforms and revised bidding strategies for affiliate traffic. These strategies yielded lower margins initially, with the intent to optimize spend for improved profitability in future periods. In the third quarter of 2021, we both increased our spend and improved profitability with major digital media platforms compared to the second quarter, though profitability was still below our historical levels achieved through affiliate marketing. The mix and profitability of our media channels, strategies and partners is likely to be dynamic and reflect evolving market dynamics and the impact of our Traffic Quality Initiative. Volatility of affiliate supply sources, consolidation of media sources, changes in search engine, email and text message blocking algorithms and increased competition for available media have made the process of growing our traffic under our evolving quality standards challenging during 2021 and may continue to do so in the future. As we test and scale new media channels, strategies and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability.

Seasonality and Cyclicality

Our results are subject to fluctuation as a result of seasonality and cyclicality in our and our clients’ businesses. For example, our fourth fiscal quarter ending December 31 is typically characterized by higher advertiser budgets, which can be somewhat offset by seasonal challenges of lower availability and/or higher pricing for some forms of media during the holiday period. Further, as reflected in historical data from the Interactive Advertising Bureau ("IAB"), industry spending on internet advertising has generally declined sequentially in the first quarter of the calendar year from the fourth quarter. Similar to the industry overall, some of our clients have lower advertising budgets during our first fiscal quarter ending March 31; however, we believe that the breadth of industries in which our clients operate provides us with some insulation from these fluctuations.

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

We implemented company-wide work-from-home beginning on March 13, 2020. During the second quarter of 2021, we opened our headquarters to employees that meet health protocols and voluntarily choose to work in the office. We continue to monitor evolving trends and guidance for COVID-19 safety protocols and our office remains open for those who voluntarily choose to work there. In addition, in light of the historically dynamic and competitive market for hiring and retaining employees, we have monitored evolving trends in flexible workplace choices for employees. In light of the forgoing factors, we anticipate maintaining a flexible approach to workplace choices in the near term. While we believe we have adapted well to a work-from-home environment, COVID-19 increases the likelihood of certain risks of disruption to our business, such as the incapacity of certain employees or system interruptions, which could lead to diminishment of our regular business operations, technological capacity and cybersecurity capabilities, as well as operational inefficiencies and reputational harm.

Please see "Results of Operations" for further discussion of the possible impact of the COVID-19 pandemic on our business.

Definitions, Reconciliations and Uses of Non-GAAP Financial Measures

We report the following non-GAAP measures:

Media margin is defined as that portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue. Gross profit (exclusive of depreciation and amortization) represents revenue minus cost of revenue (exclusive of depreciation and amortization). Media margin is also presented as percentage of revenue.

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

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization), which we believe is the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$85,858	$78,280	$229,406	$228,723
Less: Cost of revenue (exclusive of depreciation and amortization)	63,784	52,771	171,379	158,402
Gross Profit (exclusive of depreciation and amortization)	$22,074	$25,509	$58,027	$70,321
Gross Profit (exclusive of depreciation and amortization) % of revenue	26%	33%	25%	31%
Non-media cost of revenue (1)	2,088	4,173	11,141	8,088
Media margin	$24,162	$29,682	$69,168	$78,409
Media margin % of revenue	28.1%	37.9%	30.2%	34.3%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net (loss) income, which we believe is the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(2,452)	$1,169	$(13,889)	$2,029
Income tax (benefit) expense	—	65	(1)	65
Interest expense, net	405	1,317	1,840	4,182
Depreciation and amortization	3,200	3,906	9,939	11,492
Share-based compensation expense	1,145	1,170	3,577	4,848
Loss on early extinguishment of debt	—	—	2,964	—
Accrued compensation expense for Put/Call Consideration	586	654	3,213	1,184
Goodwill impairment	—	—	—	817
Write-off of intangible assets	144	—	343	—
Acquisition-related costs(1)	2,906	89	3,406	151
Restructuring and other severance costs	133	565	230	565
Certain litigation and other related costs	295	2,671	1,322	4,693
Adjusted EBITDA	$6,362	$11,606	$12,944	$30,026

(1)	Included in the three and nine months ended September 30, 2021 is a net expense of $2,796 related to the Full Winopoly Acquisition.

Below is a reconciliation of adjusted net income and adjusted net income per share from net (loss) income, which we believe is the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2021	2020	2021	2020
Net (loss) income	$(2,452)	$1,169	$(13,889)	$2,029
Share-based compensation expense	1,145	1,170	3,577	4,848
Loss on early extinguishment of debt	—	—	2,964	—
Accrued compensation expense for Put/Call Consideration	586	654	3,213	1,184
Goodwill impairment	—	—	—	817
Write-off of intangible assets	144	—	343	—
Acquisition-related costs(1)	2,906	89	3,406	151
Restructuring and other severance costs	133	565	230	565
Certain litigation and other related costs	295	2,671	1,322	4,693
Adjusted net income	$2,757	$6,318	$1,166	$14,287
Adjusted net income per share:
Basic	$0.03	$0.08	$0.01	$0.18
Diluted	$0.03	$0.08	$0.01	$0.18
Weighted average number of shares outstanding:
Basic	80,133,406	78,577,974	79,753,662	78,564,262
Diluted	80,514,650	79,172,578	89,775,776	79,214,619

(1)	Included in the three and nine months ended September 30, 2021 is a net expense of $2,796 related to the Full Winopoly Acquisition.

We present media margin, media margin as a percentage of revenue, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental measures of our financial and operating performance because we believe they provide useful information to investors. More specifically:

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

Media margin, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures with certain limitations regarding their usefulness. They do not reflect our financial results in accordance with GAAP, as they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Accordingly, these metrics are not indicative of our overall results or indicators of past or future financial performance. Further, they are not financial measures of profitability and are neither intended to be used as a proxy for the profitability of our business nor to imply profitability. The way we measure media margin, adjusted EBITDA and adjusted net income may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenue. Revenue increased $7.6 million, or 10%, to $85.9 million for the three months ended September 30, 2021, from $78.3 million for the three months ended September 30, 2020. The increase was largely attributable to growth in the Winopoly business (d/b/a Fluent Sales Solutions), which considerably expanded its operating scale year-over-year through increased use of contracted call center personnel. This expanded capacity enabled higher volumes of outbound consumer contacts, including consumers who have registered on Fluent's owned media properties, as well as consumer leads sourced from third parties. The increase in revenue also reflects strong client demand in the staffing and recruitment vertical, resulting in improvements in both pricing and volume in the 2021 quarter compared to the 2020 quarter. The increase in revenue also reflected an internally-developed email capability which enables us to re-engage consumers who have already registered on our owned media properties. This revenue stream, which comes at high margins, was nascent in the second quarter of 2021 and not existent in the third quarter of 2020.

Each of the foregoing factors has served to increase monetization of consumer traffic, which has more than offset reductions in traffic volume year-over-year, stemming from our Traffic Quality Initiative. Through these initiatives, our business has become less dependent on traffic volume to generate revenue growth. In tandem with the forgoing, we continued to source higher volumes of traffic from major digital media platforms in the third quarter, with year-over-year reductions in lower-quality affiliate traffic. These trends are anticipated to continue into the fourth quarter of 2021 as we continue to test and scale media channels, strategies and partnerships. See discussion below under "Cost of revenue (exclusive of depreciation and amortization)." We ultimately anticipate higher volumes of traffic in future periods as we seek to replace the loss of lower-quality affiliate traffic, though the timing of such increases remains uncertain.

At the onset of the continuing COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services exhibited reduced pricing and/or demand and subsequently recovered and expanded to varying degrees since that time. Demand from certain advertisers in other verticals, such as streaming services and mobile gaming, increased during the pandemic and has remained strong. While changes in demand and pricing among clients in various industry verticals did not result in a significant disruption to our business, the trajectory of these trends is uncertain.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $11.0 million, or 21%, to $63.8 million for the three months ended September 30, 2021, from $52.8 million for the three months ended September 30, 2020. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites and, historically, on behalf of third-party advertisers, as well as the costs of fulfilling rewards earned by consumers who complete the requisite number of advertiser offers.

The total cost of revenue as a percentage of revenue increased to 74% for the three months ended September 30, 2021, compared to 67% in the corresponding period in 2020. In the normal course of executing paid media campaigns to source consumer traffic, we regularly test new channels, strategies and partners, in an effort to identify actionable opportunities which can then be optimized over time. Traffic acquisition costs incurred with the major digital media platforms from which we sourced increased traffic volumes have historically been higher than affiliate traffic sources. Through our Traffic Quality Initiative, we substantially curtailed the volume of lower quality affiliate traffic that we source. To replace this lower quality traffic, we are testing and scaling various media channels, strategies and partners to generate consumer traffic meeting our quality requirements. In the third quarter of 2021, we continued some of the strategies tested in the second quarter of 2021, involving increased media spend with major digital media platforms and revised bidding strategies for affiliate traffic. These strategies yielded lower margins initially, with the intent to optimize spend for improved profitability in future periods. In the third quarter 2021, we both increased our spend and improved profitability with our major digital media platforms compared to the second quarter, though profitability was still below our historical levels achieved through affiliate marketing. The mix and profitability of our media channels, strategies and partners is likely to be dynamic and reflect evolving market dynamics and the impact of our Traffic Quality Initiative. As we test and scale new media channels, strategies and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability. We believe the Traffic Quality Initiative will benefit the Company over time, providing the foundation to support sustainable long-term growth and positioning us as an industry leader. Past levels of cost of revenue (exclusive of depreciation and amortization) may therefore not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing. Sales and marketing expenses increased $0.1 million, or 4%, to $3.0 million for the three months ended September 30, 2021, from $2.9 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, the amounts consisted mainly of employee salaries and benefits of $2.7 million and $2.5 million, non-cash share-based compensation expense of $0.2 and $0.2 million, and advertising costs of $0.1 and $0.2 million, respectively. As business travel and in-person meetings and events begin to resume, we anticipate that our sales and marketing expenditures may increase in future periods. As a result, past levels of sales and marketing expenditures may not be indicative of future expenditures, which may increase or decrease as these uncertainties in our business play out.

Product development. Product development increased $1.1, or 33%, to $4.5 million for the three months ended September 30, 2021, from $3.4 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, the amounts consisted mainly of salaries and benefits of $2.8 million and $2.5 million, acquisition-related costs of $0.6 million and $0.0 million, professional fees of $0.5 million and $0.2 million, software license and maintenance costs of $0.2 million and $0.3 million, and non-cash share-based compensation expense of $0.2 million and $0.3 million, respectively. The increase in product development expenses reflects, in part, the development of new app-based media properties, expanding beyond our traditional focus on web-based media properties along with acquisition-related costs in connection with the Full Winopoly Acquisition described below under the heading "Liquidity and Capital Resources."

General and administrative. General and administrative expenses increased $0.5 million, or 4%, to $13.3 million for the three months ended September 30, 2021, from $12.8 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, the amounts consisted mainly of employee salaries and benefits of $5.1 million and $4.3 million, acquisition-related costs of $2.3 million and $0.1 million, professional fees of $1.4 million and $1.4 million, software license and maintenance costs of $1.2 million and $0.5 million, office overhead of $1.1 million and $1.0 million, non-cash share-based compensation expense of $0.8 million and $0.7 million, accrued compensation expense for Put/Call Consideration from the Initial Winopoly Acquisition described below under the heading "Liquidity and Capital Resources" of $0.6 million and $0.7 million (see Note 11, Business acquisition, in the Notes to Consolidated Financial Statements), and certain litigation and related costs of $0.3 million and $2.7 million, respectively. The increase was mainly the result of increased acquisition-related costs in connection with the Full Winopoly Acquisition, employee salaries and benefits and software costs, largely offset by reduced litigation and related costs.

Depreciation and amortization. Depreciation and amortization expenses decreased $0.7 million, or 18%, to $3.2 million for the three months ended September 30, 2021, from $3.9 million for the three months ended September 30, 2020.

Write-off of intangible assets. During the three months ended September 30, 2021, we recognized $0.1 million of write-off of intangible assets related to software developed for internal use, with no corresponding charge in the prior period.

Interest expense, net. Interest expense, net, decreased $0.9 million, or 69%, to $0.4 million for the three months ended September 30, 2021, from $1.3 million for the three months ended September 30, 2020. The decrease was attributable to a lower interest rate on the New Credit Facility Term Loan as compared to the Refinanced Term Loan.

(Loss) income before income taxes. For the three months ended September 30, 2021, net loss before income taxes was $2.5 million, compared to net income before income taxes of $1.2 million for the three months ended September 30, 2020. The decrease of $3.7 million was primarily due to an increase in cost of revenue of $11.0 million, an increase in general and administrative expense of $0.5 million, an increase in product development of $1.1 million, and an increase in sales and marketing of $0.1 million, partially offset by an increase in revenue of $7.6 million, a decrease in interest expense of $0.9 million and a decrease in depreciation and amortization expense of $0.7 million, as discussed above.

Income taxes. Income tax expense was $0.0 million and $0.1 million, respectively, for the three months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and 2020, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on various factors, including our history of losses, current income, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net (loss) income. Net loss of $2.5 million and net income of $1.2 million were recognized for the three months ended September 30, 2021 and 2020, respectively, as a result of the foregoing.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Revenue. Revenue increased $0.7 million, or less than 0.5%, to $229.4 million for the nine months ended September 30, 2021, from $228.7 million for the nine months ended September 30, 2020. The revenue was relatively similar due the growth in the Winopoly business (d/b/a Fluent Sales Solutions), strengthened client demand in the staffing and recruitment vertical, and the development of email re-engagement capabilities described above, largely offset by the reduced volumes of affiliate traffic, stemming from our Traffic Quality Initiative.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $13.0 million, or 8%, to $171.4 million for the nine months ended September 30, 2021, from $158.4 million for the nine months ended September 30, 2020.

The total cost of revenue as a percentage of revenue increased to 75% for the nine months ended September 30, 2021, compared to 69% in the corresponding period in 2020 with the increase due to the traffic acquisition factors discussed above.

Sales and marketing. Sales and marketing expenses increased $0.4 million, or 4%, to $9.0 million for the nine months ended September 30, 2021, from $8.6 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the amounts consisted mainly of employee salaries and benefits of $7.8 million and $7.0 million, non-cash share-based compensation expense of $0.6 and $0.7 million, and advertising costs of $0.4 and $0.6 million, respectively.

Product development. Product development increased $2.1, or 23%, to $11.3 million for the nine months ended September 30, 2021, from $9.2 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the amounts consisted mainly of salaries and benefits of $7.8 million and $6.9 million, professional fees of $1.0 million and $0.4 million, software license and maintenance costs of $0.9 million and $0.7 million, non-cash share-based compensation expense of $0.7 million and $0.8 million, and acquisition-related costs of $0.6 million and $0.0 million, respectively. [The increase in product development expenses reflects, in part, the development of new app-based media properties, expanding beyond our traditional focus on web-based media properties] along with the acquisition-related costs in connection with the Full Winopoly Acquisition.

General and administrative. General and administrative expenses increased $2.6 million, or 8%, to $36.5 million for the nine months ended September 30, 2021, from $33.9 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the amounts consisted mainly of employee salaries and benefits of $15.0 million and $13.0 million, professional fees of $4.1 million and $3.9 million, office overhead of $3.3 million and $3.0 million, accrued compensation expense for Put/Call Consideration from the Initial Winopoly Acquisition of $3.2 million and $1.2 million (see Note 11, Business acquisition, in the Notes to Consolidated Financial Statements), acquisition-related costs of $2.8 million and $0.2 million, IT and website related costs of $2.7 million and $1.2 million, non-cash share-based compensation expense of $2.3 million and $3.4 million, and certain litigation and related costs of $1.3 million and $4.7 million, respectively. The increase was mainly the result of acquisition-related costs in connection with the Full Winopoly Acquisition, accrued compensation expense for the Initial Winopoly Put/Call Consideration, increased employee salaries and benefits, and IT and IT website costs, partially offset by a reduced litigation and other costs and a decline in non-cash share-based compensation expense.

Depreciation and amortization. Depreciation and amortization expenses decreased $1.6 million, or 14%, to $9.9 million for the nine months ended September 30, 2021, from $11.5 million for the nine months ended September 30, 2020.

Goodwill impairment. During the nine months ended September 30, 2020, we recognized $0.8 million of goodwill impairment related to the "All Other" reporting unit, with no corresponding impairment charge in the current period.

Write-off of intangible assets. During the nine months ended September 30, 2021, we recognized $0.3 million of a write-off of intangible assets related to software developed for internal use, with no corresponding charge in the prior period.

Interest expense, net. Interest expense, net, decreased $2.3 million, or 56%, to $1.8 million for the nine months ended September 30, 2021, from $4.2 million for the nine months ended September 30, 2020. The decrease was attributable to a lower interest rate on the New Credit Facility Term Loan as compared to the Refinanced Term Loan.

Loss on early extinguishment of debt. During the nine months ended September 30, 2021, we recognized $3.0 million of loss due to the early extinguishment of debt, described below under "Liquidity and Capital Resources," with no corresponding charge in the prior period.

(Loss) income before income taxes. For the nine months ended September 30, 2021, loss before income taxes was $13.9 million, compared to net income before income taxes of $2.1 million for the nine months ended September 30, 2020. The decrease of $16.0 million was primarily due to an increase in cost of revenue of $13.0 million, the loss on early extinguishment of debt recorded in the first quarter of 2021 of $3.0 million, an increase in general and administrative expense of $2.6 million, an increase in product development of $2.1 million, and an increase in sales and marketing of $0.4 million, partially offset by a decrease in interest expense of $2.3 million, a decrease in depreciation and amortization expense of $1.6 million, and an increase in revenue of $0.7 million, as discussed above.

Income taxes. There was a $0.0 million income tax benefit and $0.1 million income tax expense for the nine months ended September 30, 2021 and 2020, respectively.

Net (loss) income. Net loss of $13.9 million and net income of $2.0 million were recognized for the nine months ended September 30, 2021 and 2020, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash flows (used in) provided by operating activities. For the nine months ended September 30, 2021, net cash used in operating activities was $6.9 million, as compared with $12.9 million of net cash provided by operating activities in the nine months ended September 30, 2020. Net loss in the current period of $13.9 million represents a decrease of $15.9 million, as compared with net income of $2.0 million in the prior period. Adjustments to reconcile net income to net cash used in operating activities of $19.1 million in the current period increased by $0.6 million, as compared with $19.7 million in the prior period, primarily due to the inclusion of a non-cash loss on early extinguishment of debt and an accrual for Put/Call Consideration in the current period through September 1, 2021, partially offset by reductions in share-based compensation expense and depreciation and amortization. Changes in assets and liabilities consumed cash of $12.2 million in the current period, as compared with consuming cash of $8.8 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash flows used in investing activities. For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $2.3 million and $3.4 million, respectively. The decrease was mainly due to the Initial Winopoly Acquisition that occurred in the prior year, with the consideration for the Full Winopoly Acquisition reflected in product development and general and administrative expenses as disclosed above.

Cash flows provided by (used in) financing activities. Net cash provided by financing activities for the nine months ended September 30, 2021 was $3.7 million and net cash used in financing activities was $12.7 million for the prior period. The increase of $16.4 million in cash provided by financing activities in the current period was mainly due to the net proceeds from issuance of long-term debt of $49.6 million, the repurchase of stock as part of a stock repurchase program in the prior period of $1.3 million, and the exercise of stock options by a former key executive of $0.9 million, partially offset by an increase in the repayment of long-term debt of $34.6 million, the prepayment penalty on early debt extinguishment of $0.8 million and an increase in statutory taxes paid related to the net share settlement of vested restricted stock units of $0.2 million.

As of September 30, 2021, we had noncancelable operating lease commitments of $9.1 million and long-term debt with $47.5 million principal balance. For the nine months ended September 30, 2021, we funded our operations using available cash.

As of September 30, 2021, we had cash, cash equivalents and restricted cash of approximately $17.1 million, a decrease of $5.5 million from $22.6 million as of December 31, 2020. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We are continuing to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to shareholders. On April 1, 2020, we acquired a 50% membership interest in Winopoly, LLC (the "Initial Winopoly Acquisition"), for a deemed purchase price of $2.6 million, comprised of $1.6 million in upfront cash paid to the seller parties and contingent consideration with a fair value of $1.0 million, payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. See Note 11, Business acquisition, in the Notes to Consolidated Financial Statements. On September 1, 2021, we acquired the remaining 50% membership interest in Winopoly, LLC ("the Full Winopoly Acquisition") in a negotiated transaction. The consideration was $7.8 million, which consisted of $3.4 million of cash at closing, $2.0 million of cash due on January 31, 2022, and $0.5 million of deferred payments due at each of the first and second anniversaries of the closing. We also issued 500,000 shares of fully-vested stock under the Fluent, Inc. 2018 Stock Incentive Plan to certain Winopoly personnel valued at $1.4 million. See Note 11, Business acquisition, in the Notes to Consolidated Financial Statements.

During the first quarter of 2021, Fluent, LLC redeemed $38.3 million aggregate principal amount of our Refinanced Term Loan due March 26, 2023, prior to maturity, resulting in a loss of $2,964 as a cost of early extinguishment of debt.

On March 31, 2021, Fluent, LLC entered into a credit agreement (the “Credit Agreement”) by and among, Fluent, LLC, certain subsidiaries of Fluent, LLC as guarantors, Citizens Bank, N.A., as administrative agent, lead arranger and bookrunner, and BankUnited, N.A. and Silicon Valley Bank. The Credit Agreement provides for a term loan in the aggregate principal amount of $50.0 million funded on the Closing Date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15.0 million (the "Revolving Loans," and together with the Term Loan, the "New Credit Facility"). As of September 30, 2021, the Credit Agreement has an outstanding principal balance of $47.5 million and matures on March 31, 2026. Principal amortization of the Credit Agreement is $1.3 million per quarter, which commenced with the fiscal quarter ended June 30, 2021.

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

The Credit Agreement contains restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants may limit our strategic and financing options and our ability to return capital to our shareholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs. The Credit Agreement is guaranteed by us and our direct and indirect subsidiaries and is secured by substantially all of our assets and those of our direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis.

The Credit Agreement requires us to maintain and comply with certain financial and other covenants. While we were in compliance with the financial and other covenants at September 30, 2021, we cannot guarantee that we will be able to maintain compliance with such financial or other covenants in future periods. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021. Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during this quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as disclosed below under "Certain Legal Matters," the Company is not currently aware of legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company. Legal fees associated with legal proceedings are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and met with the Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustments was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York and renewed its challenge as to the taxability of its customer acquisition revenue. On July 22 and 31, 2020, the Company received notices of determination from the Tax Department totaling $3.0 million, including $0.7 million of interest. On October 16, 2020, the Company filed challenges to the notices of determination. Since June 21, 2021, the Company and the Tax Department have been participating in a conciliation conference, but the audits have not yet been resolved. Based on the foregoing, the Company believes it is probable that a sales tax liability may result from this matter and has estimated the range of any such liability to be between $0.8 million and $3.0 million. The Company has accrued a liability associated with these sales and use tax audits at the low end of this range.

On January 28, 2020, the Company received a Civil Investigative Demand from the FTC regarding compliance with the Federal Trade Commission Act or the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security. The Company has been responsive and is fully cooperating with the FTC. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to our business, results of operations or financial position.

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PA OAG”) that it was reviewing the Company’s business practices for compliance under the Unfair Trade Practices and Consumer Protection Law, 73 P.S. § 201-1 et seq.; the Telemarketer Registration Act, 73 P.S. § 2241 et. seq., and the Telemarketing Sales Rule, 16 C.F.R. 310 et seq. The Company has been responsive and is fully cooperating with the PA OAG. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2021	10,623	2.74	—	—
August 1-31, 2021	8,478	2.13	—	—
September 1-30, 2021	1,847	2.72	—	—
Total	20,948	2.49	—	—

(1)	During July 2021, August 2021 and September 2021, 10,623 shares, 8,478 shares and 1,847 shares, respectively (totaling 20,948 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with the applicable equity incentive plan.
(2)

In November 2019, our board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $5.0 million of our common stock in the open market or through privately-negotiated transactions. This authorization expired as of December 31, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation	8-K	001-37893	3.2	3/26/2015
3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	4/16/2018
3.3	Amended and Restated Bylaws.	8-K	001-37893	3.2	2/19/2019
4.1	Form of Common Stock Certificate.	8-K	001-37893	4.1	4/16/2018
10.1	Amendment No. 1 to its Credit Agreement, effective as of September 1, 2021, by and among Fluent, Inc., Fluent, LLC, as Borrower, certain subsidiaries of the Company party thereto, the lenders party thereto, and Citizens Bank, N.A., as Administrative Agent.					X
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

Fluent, Inc.

November 4, 2021	By:	/s/ Alexander Mandel
Alexander Mandel
Chief Financial Officer
(Principal Financial and Accounting Officer)