Form 10-K
period 2021-12-31
Fluent, Inc.
filed 2022-03-09
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

On June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was approximately $126.1 million.

The number of shares outstanding of the registrant’s common stock, as of March 7, 2022, was 79,255,619.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as "expects," "plans," "projects," "will," "may," "anticipates," "believes," "should," "intends," "estimates," and other words of similar meaning.

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

ii

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), which are incorporated herein by this reference.

Company Overview

Fluent, Inc. (“we,” “us,” “our,” “Fluent,” or the “Company”), a Delaware corporation, is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which in 2021 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer and Staffing & Recruitment.

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

For the years ended December 31, 2021 and 2020, we recorded revenue of $329.3 million and $310.7 million, net (loss) of ($10.1) million and net income of $2.2 million, and adjusted EBITDA of $23.2 million and $41.2 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on accounting principles generally accepted in the United States ("US GAAP"), adding back income taxes, interest expense, depreciation and amortization, share-based compensation expense, and other adjustments. See our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this 2021 Form 10-K, and for further discussion and analysis of our results of operations, including a reconciliation of adjusted EBITDA from net income (loss), see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Market Opportunity

According to eMarketer, aggregate spending on digital media exceeded aggregate spending on offline media in the U.S. for the first time in 2019. Industry spending on digital media is projected by eMarketer to have exceeded $211 billion in 2021, representing approximately 67% of total media spend in the U.S., and to grow at a compound annual rate of 10.5% through 2025. Of this total media spend, the predominant component is expected to represent media spend on mobile platforms with a growing demand on advertising video that's projected to grow from 127.7 million to 164.0 million viewers in 2025, according to eMarketer. Further, according to a recent study by McKinsey, investments in data-driven marketing solutions will triple from $900 million in 2018 to $2.6 billion in 2022.

According to the Winterberry Group, marketers spent approximately $29 billion on data and related services and solutions in 2021 in the U.S., data-related tactics as a percentage of total media spend will grow from 11.6% in 2021 to 12.3% in 2022. Further, marketers are increasing their focus and spend on recognizing consumer identities and tracking consumer behaviors across channels and devices, rather than simply targeting their advertising based on anonymized online behaviors.

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

Our Offerings and Solutions

We primarily provide performance marketing solutions to our clients based on their desired outcomes, or specific actions in their marketing funnels, including the submission of a registration form, an app installation or a completed transaction. Our owned and operated media properties include Flash Rewards, The Smart Wallet and Find Dream Job in order to meet our clients need. We believe our solutions are well-aligned with the needs and objectives of our clients, providing measurability, scalability and flexibility. In addition, by using the data consumers provide about themselves when registering on our sites, our advertiser clients are able to reach the precise audiences they are targeting through the modes of contact these consumers prefer and at the times they are most receptive to being contacted.

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

Social Media Campaigns

Through AdParlor Holdings, Inc., a provider of digital advertising solutions that includes social media buying, we offer clients a sophisticated suite of social media strategy, planning and buying, along with highly tailored creative services.

Telephony Solutions

Through our acquisition of a 50% interest in Winopoly, LLC, effective April 1, 2020 (the “Initial Winopoly Acquisition”), and the remaining 50% interest, effective September 1, 2021 (the "Full Winopoly Acquisition"), a contact center operation which serves as a marketplace matching consumers sourced by Fluent with advertiser clients, we now offer clients a high-value source of live call transfers and phone verified prospective customers for their businesses. Shortly after the Full Winopoly Acquisition, the Company rebranded Winopoly's contact center operations as Fluent Sales Solutions ("FSS"). Through this capability, we contact consumers by phone through FSS, thereby providing a consumer experience we believe to be both effective and of high quality. In so doing, we extend our relationship with these consumers, bringing them further along in their journey and enabling us to capture greater value from the leads we initially source.

Our Competitive Strengths

We believe our competitive strengths will continue to enable us to provide a compelling value proposition to our clients and drive differentiation of our offerings in the marketplace.

Scale and Ingenuity in Purchasing Media - Our ability to effectively access, at scale, channels and sources of media that supply consumer traffic to our media properties and those of our clients has been critical to our growth. Since our inception, we have deployed approximately $1 billion in media spend. Our team has gained knowledge and experience that we believe allows us to generate higher levels of profitability from given media sources, thereby enabling us to acquire media more competitively than others. This capability allows us to run thousands of campaigns simultaneously and cost-effectively for our clients, at acceptable media costs and margins to us.

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

Through this initiative, we substantially curtailed the volume of lower quality affiliate traffic that we source beginning in the fourth quarter of 2020. To replace this lower quality traffic, we continue to work to source traffic that meets our quality requirements through new suppliers, channels and media buying strategies. We believe these actions will benefit the Company over time, providing the foundation to support sustainable long-term growth and positioning us as an industry leader.

Increasing Monetization of Our Traffic. By presenting consumers with a broad array of offers particularly curated to their preferences, as informed by their responses to our surveys and our platform’s ad serving logic, we seek to facilitate transactions that are beneficial for the advertiser, the consumer and us. As we continue to improve consumer engagement on our platform, we expect to strengthen our relationships with existing advertisers and build new relationships with potential advertisers. We continuously enhance our product offerings for consumers and targeting capabilities for advertisers to ensure we are optimizing the value of our traffic. We recently revamped our rewards program to allow more users opportunities to claim rewards at different reward values, provided more deal choices, and changed the number of deals required to get rewards.

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

Sales and Marketing

We generate new client sales primarily through our in-house sales team. We service established clients through our in-house account directors and managers, who seek to optimize results for and expand our business with these clients.

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

Concentration

We have an extensive list of clients across a wide range of industries. For the year ended December 31, 2021, there was a single long-standing advertiser client of the Company that accounted for 11.7% of the Company's consolidated revenue. For the year ended December 31, 2020, the Company did not have any single advertiser client account for more than 10% of the Company's consolidated revenue.

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

On June 8, 2016, IDI completed the acquisition of QInteractive, LLC.  On January 1, 2017, IDI contributed QInteractive to Fluent, LLC which subsequently changed its name to Vesey Studios, LLC.

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

On July 1, 2019 we completed the acquisition of substantially all of the assets of AdParlor Holdings, Inc.

On April 1, 2020 we acquired a fifty percent (50%) interest in Winopoly, LLC, and acquired the remaining fifty percent (50%) interest on September 1, 2021.

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

Regulatory Matters

Our business is subject to a significant number of federal, state, local and international laws, rules and regulations applicable to online advertising, commercial email marketing, telemarketing and text messaging. We are also subject to laws, rules and regulations regarding data collection, privacy and data security, intellectual property ownership and infringement, sweepstakes and promotions and taxation, among others. Some of our clients operate in regulated industries, such as financial services, credit repair, consumer and mortgage lending, healthcare and medical services, health insurance including Medicare Advantage and related Medicare insurance plans and secondary education, and, to the extent applicable, we must comply with the laws, rules and regulations applicable to marketing activities in those industries. We own and operate consumer facing websites in the United Kingdom, Canada and Australia and are subject to the laws, rules and regulations of those countries as they impact our operations.

These laws, rules and regulations, which generally are designed to regulate and prevent deceptive practices in advertising, online marketing and telemarketing, protect individual privacy rights and prevent the misuse and unauthorized disclosure of personal information, are complex, change frequently and have tended to become more stringent over time. In addition, the application and interpretation of these laws, rules and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate.

See "Item 1A. Risk Factors — Risks Relating to Legal and Regulatory Matters," for further discussion of the impacts of various laws, rules and regulations on our business.

Human Capital

Fluent is committed to providing our employees with opportunities to grow and develop in their careers, supported by competitive compensation, comprehensive medical and wellness benefits, continuous learning, and regular programs that build connections between our employees and their communities. Our values — to connect, learn, innovate, and succeed — are foundational to our success. We embrace challenges and welcome opportunities to make our tomorrow-selves proud. As we continue to evolve and grow as an organization, we are dedicated to creating an inclusive and safe work environment where diversity is celebrated, and each person feels they belong and add a fresh, unique perspective to our business and culture.

We have been the recipients of many awards for our corporate culture including being on Crains’s Best Places to Work for the last seven years.

As of December 31, 2021, we had 265 employees, of which 261 were full-time employees. This represents an increase of 17.8% over the number of employees as of December 31, 2020. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement with us. We have not experienced any work stoppages and strive to maintain a positive relationship with our team of employees. While the COVID-19 pandemic continued throughout 2021, our employees have continued to work through these challenging times, developed new skills, improved work-from-home efficiency, and demonstrated their resilience. However, as is the case with many organizations, we have experienced higher levels of turnover during the pandemic and hiring has been increasingly difficult with new hires commanding higher salaries.

Investing in our People

Competition in the recruitment of top talent within our industry is intense, and our future success will depend in part on our continued ability to hire, motivate and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees. Fluent offers generous and competitive salaries and bonus/commission plans and we currently match up to 4% of employees' contributions in their 401(k) to help our employees plan for their futures. We reward positive performance and results and celebrate our employees for their persistent drive to succeed.

We also prioritize the health and well-being of our people, who we want to be their best and authentic selves both personally and professionally. We offer multiple health insurance plans to choose from, on-demand instructor-led fitness and meditation sessions, and mental health resources like real-time texting therapy.

We also encourage curiosity and provide our people with the tools and resources to learn and grow. From internal Fluent University courses, company-wide Diversity, Equity, and Inclusion (DEI) workshops and corporate She Runs It memberships, we offer continuous opportunities for personal and professional development. Through these courses, we created approximately 1,500 hours of learning for our employees to date. Prior to the COVID-19 pandemic, we regularly held in-office events and workshops to keep our team engaged and connected. Since we implemented company-wide work-from-home beginning on March 13, 2020, we have held a number of virtual company-wide events such as virtual trivia nights, wheel of tenure and cooking classes, allowing our employees to connect and share ideas from the comfort and safety of their own homes.

We provide a discretionary time off policy that does not limit vacation days and flexible work schedules to allow our team to maintain a balanced worklife schedule. Throughout the COVID-19 pandemic, we have recognized that many employees have taken on new personal responsibilities and in response, we continue to encourage our people to take the time they need for themselves and their loved ones.

Diversity, Equity, & Inclusion

We are constantly striving to make Fluent a more inclusive and compassionate place to work. Our dedicated DEI team is designed to create opportunities for connection, education, and service that drive reflection, empathy, and positive change at Fluent – as well as in our communities and industry. In 2021, our DEI team, increased the number of events by organizing five speaker series, including two sessions led by internal teams and three sessions with external guests. These events were attended by the vast majority of our work force. In 2021 our Fluent Women Leaders Employee Resource Group ("Women Leaders") emerged. Both the DEI and Women Leaders meetings provide resources to our employees, including information on upcoming networking events, mentorship programs, panels, workshops, service opportunities, and a space to discuss a wide range of topics. Additionally, we hosted company-wide bias and privilege trainings to ensure all of our employees share a foundational knowledge.

Additionally, at Fluent, giving back is at our core. We’ve always been strong believers in paying it forward. From the top down, our people are generous, compassionate and eager to make real impact. We organize company-wide community service days, match employees’ donations to the causes they value and support, and regularly come together as a team to help those in need. In 2021, we partnered with the Hope Program so that our employees could share their expertise to help people develop their interview skills to secure employment. People in the Hope Program consists of individuals facing deep structural barriers to employment, including histories with the criminal legal system, current and/or past homelessness, substance abuse disorders, low educational attainment and more. Our people enjoy helping others unlock their potential. This partnership will continue into 2022. We believe these service-based activities and donation matches help our employees stay engaged with and give back to their communities and help them create real change.

Available Information

Fluent’s principal executive offices are located at 300 Vesey Street, 9th Floor, New York, New York 10282, and our telephone number is (646) 669-7272. Our internet website is www.fluentco.com. The website address provided in this 2021 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2021 Form 10-K and is not incorporated by reference in this 2021 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations website at http://investors.fluentco.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Item 1A. Risk Factors.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. The following summary identifies certain material risks and uncertainties facing our business, many of which are beyond our control. A more complete discussion of each these and other risks and uncertainties is set forth under “Risk Factors.” Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, including those set forth below and elsewhere in this 2021 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Risks Related to Our Business

Risks Related to Our Business

Operate in a rapidly evolving industry

Competition with other digital marketing and advertising companies

Unfavorable publicity and perception of our industry

Fluctuation and seasonality of our clients’ needs

Risks Related to Our Publishers

Competition buying media

Need to connect with users in specific media channels

Impact of unauthorized or unlawful acts by third-party publishers or vendors

Limitations on our ability to collect user data

Risks Related to Our Owned Media Properties

Need to evolve our products and services to meet client and user needs and changing technologies

Need to connect with users through mobile apps

Detection of click-through and/or other fraud

Rewards fulfillment costs

Credit risk and payment disputes with our clients

Other Business Risks

Growth of operations, effective management and ability to scale

Increased challenges of international operations

Impact of acquisitions on operations

Unfavorable global economic conditions

Dependence on key personnel

Ability to attract and retain employees

Dependence on third-party service providers

Risks Relating to Legal and Regulatory Matters

Impact of governmental laws and regulations

Laws and regulations regarding privacy, data protection and personal information

Environmental, employment, social and governance matters

Litigation, inquiries, investigations, examinations or other legal proceedings

Sales and use and other taxes

Risks Relating to Data Security and Intellectual Property

Need to safeguard personal information and other data

Need to protect our intellectual property rights

Third party claims from creation and use of digital media content

Risks Related to Financial Matters

Restrictions on operations from covenants in Credit Agreement

Need for additional capital

Earnings charges from impairment of goodwill and/or intangible assets

Risks Related to Our Common Stock and the Securities Markets

Fluctuations in stock price

Concentration of stock ownership

Dilution from future share issuances from acquisitions or stock incentive plans

No cash dividends for foreseeable future.

Status as a "smaller reporting company"

Risk Factors

Risks Relating to Our Business

Risks Related to Our Industry

We operate in an industry that is rapidly evolving, which makes it difficult to evaluate our business.

We derive substantially all of our revenue from digital marketing services, which is an industry that has undergone rapid and significant changes in its relatively short history, and which is characterized by rapidly changing internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing user and client demands. Our future success depends on our ability to effectively respond to the rapidly changing needs of our clients, respond to competitive technological developments and industry changes and cost effectively acquire media from our publishers. As a result of this continual evolution, we face risks and uncertainties such as:

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

If we fail to compete effectively against other digital marketing and traditional advertising alternatives or fail to meet performance metrics required by our clients, our business and results of operations may be harmed.

The market for digital marketing is intensely competitive, and we expect this competition to continue and to increase in the future, both from existing and new competitors. We compete for advertiser clients against other digital marketing companies on the basis of a number of factors, including return on adverstising spend ("ROAS") of client’s marketing spending, price and client service. We also compete for our clients’ overall marketing and advertising
budgets with online and traditional media companies.  When our clients experience a reduction in their advertising budgets, newer media sources such as those we offer can often be the first expenditures to be cut. Our advertiser clients have expectations as to the ROAS of their media spend, as well as the quality and conversion rates of the leads that we generate, and they choose to do business with us based on their ROAS and the quality and convertibility of the leads we generate. The expectations of our clients may change over time, and the ROAS or leads that we supply to our clients may not always meet these expectations. Conversion rates for leads can be impacted by factors other than the lead quality, many of which are outside our control, such as the competition in our clients’ industries and our clients’ sales practices. Lower conversion rates could be even more likely as we expand our services and relationships with our clients by moving our conversion point further “down the funnel,” closer to where our clients are able to monetize the leads we provide. Our clients may curtail their advertising spend with us or stop using our services altogether if we fail to meet their expectations in terms of their ROAS or the quality and convertibility of leads or otherwise fail to compete effectively against other online marketing and advertising companies.

Our top ten advertisers accounted for approximately 35% of our revenue in 2021 with one advertiser accounting for more approximately 11.7% of our consolidated revenue. The loss of one or more of our major clients could adversely affect our business, financial condition and results of operations.

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

Moreover, any such unfavorable publicity or negative public perception could lead to digital publishers, platforms and app stores such as those operated by Facebook, Google and Apple, changing their business practices or attracting additional regulatory scrutiny or lawmaking, which could adversely affect us or our industry. Heightened scrutiny on the part of the public or regulators may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective clients’ demand for our products and services and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our websites and providing inquiries, clicks, calls, text messages, application installations and customers to our clients, which depends in part on our reputation within the industry, with our clients and with our users. Our ability to attract potential users and, thereby, clients, also depends in part on users earning incentives and receiving job listings, prizes, samples and other content, as well as accessing attractive offers from our advertiser clients. If our users are not satisfied with the content of our websites, the incentives or opportunities offered or our clients’ offerings, our reputation and therefore our ability to attract additional users and clients could be harmed.

In addition, from time to time, we have been and may in the future be subject to investigations, inquiries or litigation by various regulators and claimants, which may harm our reputation, regardless of the outcome of any such action. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, class action litigation, or the disclosure of information security breaches or private information misuse, may adversely affect our business, financial condition and results of operations

We do not have long term agreements with our clients. Clients' needs are subject to seasonality and may fluctuate significantly from period to period which could have a negative impact on our business and results of operations.

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

Our results are also subject to fluctuation as a result of seasonality and cyclicality in our and our clients’ businesses. Some of our clients have lower advertising budgets during our first fiscal quarter ending March 31. The costs to acquire media from our publishers is also subject to seasonal variability with media cost typically increasing in the fourth quarter.  Our results of operations have in the past been adversely affected when we were unable to respond to the fluctuations in the price and availability of media, and similar effects may occur in the future.

Certain clients have budgets that start stronger at the beginning of quarterly or monthly periods, may reach limits during such periods, but then may have needs to satisfy their performance objectives at the end of such periods. Beyond these budgetary constraints and buying patterns of clients, other factors affecting our business may include macroeconomic conditions affecting the digital media industry and the various market verticals we serve. Poor macroeconomic conditions could decrease our clients’ advertising spending and, thereby, have a material adverse effect on our business and results of operations.

Risks Related to Our Publishers

We attract a substantial majority of visitors to our websites through media purchases from third-party publishers, social media platforms and internet search providers. There is substantial competition for this web traffic, and any decline in the supply of media available through these third parties or increase in the price of this media could increase the cost to attract visitors to our websites and reduce our profitability.

Our success depends on our ability to attract users to our websites and generate revenues from their activities thereon in a cost-effective manner. A substantial majority of our revenue is attributable to visitor traffic originating from third-party publishers, including ad networks, social media platforms and search engines. Our ability to maintain the number of users who come to our and our third-party publishers’ websites is not entirely within our control. Third-party publishers can change the media inventory they make available to us at any time, change the pricing of such media and/or place significant restrictions on our content offerings. Many of these publishers have their own guidelines on acceptable content, advertisements and the types of advertisers and websites that can advertise on their properties. These guidelines change frequently and can often be unpublished. If a third-party publisher decides not to make media inventory available to us, decides to demand higher pricing or a higher revenue share, or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfy our requirements in a timely and cost-effective manner.

Moreover, there is substantial competition for web traffic among both established media buyers and smaller operators, and we expect this competition to continue to increase, given the limited barriers to entry into the market. While we saw a substantial increase in the number of user registrations on our websites at the beginning of the COVID-19 pandemic, we experienced a substantial decline in the number of user registrations over the second half of 2020 and levels remained depressed during 2021. This decline was attributable, in part, to increased competition for web traffic and higher cost of media. However, the primary driver of this decline was our Traffic Quality Initiative (“TQI”), through which we substantially curtailed the volume of lower quality affiliate traffic that we source beginning in the fourth quarter of 2020.

To replace lower quality affiliate traffic, we have shifted our media spend to other sources, suppliers, channels and media strategies that meet our quality requirements, including social media platforms. If we are unable to cost-effectively source enough media traffic that meets our quality standards, we may not be able to increase our registration volume back to levels prior to the TQI.

Additionally, if we expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different media, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Major internet search engine operators, such as Google, Yahoo! and Microsoft, as well as social media platforms, such as Facebook, Snapchat, Instagram and TikTok, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide them significant competitive advantages. Past and possible future consolidation of online advertising networks has led to and could lead to further concentration of desirable inventory on websites or networks owned by a small number of persons or entities, which could affect pricing and availability of media inventory and web traffic available to us. Furthermore, many of our current and potential competitors enjoy other competitive advantages over us, such as longer operating histories, larger client bases, greater access to media inventory on high-traffic websites, and greater financial, technical and marketing resources. We cannot provide any assurance that we will be able to compete effectively against these competitors in order to acquire media inventory that meets our performance, price and quality requirements. If we are not able to do so, our business and results of operations could be adversely affected.

Our business could be harmed if we or our third-party publishers are unable to contact users through specific channels.

We and our third-party publishers use email, text messages, push notifications, telephone calls and social media, among other channels, to reach users for marketing purposes. The laws, rules and regulations governing such usage continue to evolve, and changes in technology, the marketplace, or consumer preferences may lead to the adoption of or changes in laws, rules or regulations. If new laws, rules or regulations are adopted or existing laws and regulations are interpreted or enforced to impose additional restrictions on our ability to use email, text messages, push notifications or social media to contact users, or engage in telemarketing, we and our third-party publishers may not be able to communicate with users in a cost-effective manner.

Additionally, if email service providers (“ESPs”) or internet service providers ("ISPs") implement new or more restrictive email or content delivery or accessibility policies, it may become more difficult to deliver emails to consumers or for consumers to access our websites and services. For example, certain ESPs including Google, may categorize our emails as “promotional,” and these emails may be directed to an alternate, and less readily accessible, section of a consumer’s inbox. If ESPs materially limit or halt the delivery of emails advertising our websites, or if we fail to deliver emails to users in a manner compatible with email providers’ handling or authentication technologies, our ability to contact users through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed. Further, if ISPs prioritize or provide superior access to our competitors’ content, our business and results of operations may be adversely affected.

Similarly, telephone carriers may block or put consumer warnings on calls originating from call centers or block or limit text messages from marketers. With a heightened aversion to robocalling, consumers increasingly screen their incoming telephone calls and emails, including by using such tools and warnings, and therefore it is possible that users may not reliably receive our emails or telephone messages. If we are unable to contact users effectively by email or telephone as a result of legislation, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

In addition, as we expand our usage of text messaging and push notifications to contact users, we become more dependent on third-party providers that control the dissemination and deliverability of such communications. These third-party providers and the  wireless carriers may block text messages or shut down our text message service providers' ability to send text messages. These third parties may include mobile operating systems, ISPs, wireless carriers, aggregators and internet browsers, each of which may have its own guidelines on acceptable content. Recently, wireless carriers have been requiring service providers who use long codes – ten digit telephone numbers – to register under the 10dlc registration requirements. If our service providers are unable to register the long codes they use to send text messages for us under the 10dlc registration requirements, our ability to send text messages to re-engage with our mobile users or on behalf of our third party advertisers could be adversely affected causing our results of operations to be adversely affected.

Third-party publishers or vendors may engage in unauthorized or unlawful acts that could subject us to significant liability, cause us to lose advertisers and other clients or damage our reputation.

We generate a significant portion of our web visitors from online media that we purchase from third-party publishers. While we actively monitor our publishers’ activities and have adopted more stringent publisher requirements and instituted periodic review of advertising creatives for our largest publishers, we cannot police all such behavior. Any activity by third-party publishers that our advertisers and other clients view as potentially damaging to their brands or reputation, even if prohibited by our contracts with our clients, could harm our relationships with our advertisers or other clients, in which instance they may refuse to pay or terminate their relationships with us, resulting in a loss of revenue. Additionally, when we cease working with third-party publishers who engage in inappropriate practices, we may be unable to quickly find alternative supply at acceptable quality and prices.

We may also face liability for any failure of our third-party publishers or vendors to comply with legal and regulatory requirements. Users or clients may complain about the content of publisher ads or the methods by which ads are delivered by third-party publishers, which may expose us to lawsuits and regulatory scrutiny or cause advertisers to withhold payment to us. Publishers may use unapproved marketing channels, such as text messaging, to drive users to our sites, which may expose us to liability under the Telephone Consumer Protection Act ("TCPA") and other laws regulating telemarketing and text messaging. Despite our efforts to monitor and deter unauthorized or unlawful actions by these third-party publishers, and to contractually limit our liability in such instances, it is possible that we could be held responsible for this behavior. As a result, we could experience significant reputational harm and/or become subject to costly litigation, which, if we are unsuccessful in defending, could lead us to incur damages for the unauthorized or unlawful acts of third-party publishers or vendors.

Limitations on our or our third-party publishers’ ability to collect and use data derived from user activities, as well as new technologies that eliminate cookies, block our or our third-party publishers’ ability to deliver internet-based advertising, could both increase the cost of media and significantly diminish the value of our services, which would adversely affect our results of operations.

When a user visits our websites, we use technologies to collect information including self-declared use registration data and user responses to our dynamically populated survey questions to create robust user profiles, which we use in our targeted ad serving, lead generation and consumer data offerings. We also use technologies to track user interactions with our advertiser offers in order to track conversions and our users’ progress to earning rewards.  The use of personal information which includes transactional data, is subject to evolving laws and regulations, regulatory scrutiny, litigation and industry self-regulatory activities.

Technologies, tools, software and applications (including new and enhanced web browsers) have been developed, and are likely to continue to be developed, that can block or allow users to opt-out of display, search and internet-based advertising and content and ad tracking, or shift the location of ads to less favorable locations. For example, app developers have developed ad blocking apps for smartphones and other mobile devices which may hinder marketing activities to smartphone users. The adoption of such technologies, tools, software, and applications could reduce the number of display and search advertisements that we or our third-party publishers are able to deliver and this, in turn, could adversely affect our business and results of operations.

Major browsers such as Google Chrome and Apple Safari have begun eliminating the use of third-party cookies.  In general, while we rely on internally created identifiers to associate returning users with their user profile, we and our third party advertisers use cookies to track user attributes and conversions.  While the digital advertising industry has sought to mitigate the impact of the elimination of cookies by using other conversion tracking technologies, the effect of this change on our business is uncertain.

More significantly, companies and new laws and regulations such as the California Consumer Privacy Act (“CCPA”) are moving to limit online user-level tracking including conversion data as part of the push for enhanced data privacy protection.  Use of conversion data such as whether a user downloads and installs an app may be limited which may inhibit our clients’ and our ability to use this data, making it harder to efficiently manage our respective operations. For example, Apple’s 2021 update to iOS defaults to blocking ad tracking which makes it difficult for us and our advertiser clients to track conversions and for clients’ to determine their ROAS.  This may lead some advertisers to curtail their ad spend or may force other clients to stop online advertising all together.  If there is less demand for online advertising services such as those we provide, the prices for such services could decline, adversely affecting our results.

The move away from user level tracking may also adversely impact the efficiency of ad platforms such as those operated by Google and Facebook and other social media platforms which could lead to increases in the cost of media.  Many of our publishers buy media on these platforms and they may seek to pass along their increased media costs to us.

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

The digital advertising and marketing industry is characterized by rapidly changing standards and technologies, frequent new product and service introductions, and changing user and client demands. As our users’ and clients’ needs evolve, we will need to continue to enhance our services and solutions to address these needs in order to maintain these relationships. We have invested in developing new products, markets, services and technologies, including migrating our legacy database to a new environment and developing a replacement for the back-end system that currently supports our consumer facing websites. We have also expanded our work force to enable us to upgrade our systems, meet the needs of our users and clients and continue to grow our revenues and business. However, based on our experience, new websites, systems, products and services may be less predictable and have lower margins than more established websites, products and services and may be more prone to technological instability or failure. Further, we may not be able to develop and bring new products and services to market in a timely manner, or at all. The time, expense and effort associated with developing and offering new and enhanced products, services and back-end systems may be greater than anticipated. If we are unsuccessful in enhancing and upgrading our websites, products, services and back-end systems, we may fail to maintain our profitability, attract new clients or grow our revenue, or we may suffer service disruptions. Moreover, if we are unable to develop and bring to market additional products and services, and enhancements in a timely manner, or at all, we could lose market share to competitors who are able to offer such new products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success will depend in part on our ability to successfully adapt to our clients’ and users’ needs and the rapidly changing digital media formats and other technologies. If we fail to adapt successfully or as quickly as our competitors, it could damage our reputation and our relationships with our clients, which could have a material adverse effect on our business and results of operations.

An increasing number of people are accessing content on their mobile devices through mobile applications. Our ability to remain competitive with the shift to mobile apps is critical to maintaining our revenue and profitability.

Mobile devices are the primary means by which people access online content. While our websites are designed with a “mobile first” approach, the vast majority of consumers' time accessing content on mobile devices is increasingly through mobile applications, rather than mobile browsers. At this time, mobile applications are not a primary driver of our business, which could place us at a competitive disadvantage in the marketplace. If we experience difficulties developing mobile apps, getting them available in the Google Play and Apple App stores and ultimately installed and used by consumers, or if we experience problems promoting our apps on social media platforms such as Facebook, Snapchat, Instagram or TikTok, our consumer acquisition capabilities and our growth may be impaired.

As a result of eliminating the use of cookies, blocking user level tracking and changes in mobile app measurement analytic tools, advertisers and mobile app providers will have to develop new strategies to manage and optimize their campaigns. These changes may make it more difficult for our mobile app initiatives to achieve profitability.

We could lose clients if we fail to adequately detect click-through or other fraud on advertisements.

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites, which could lead our clients to become dissatisfied with our campaigns and, in turn, lead to a loss of clients and related revenue. Click-through fraud occurs when automated systems (sometimes called "bots") are used to create an individual click on an ad displayed on a website, with the intent of generating a revenue share payment to the publisher, rather than an individual user actually viewing the underlying content. Action fraud occurs when online lead forms are completed with false or fictitious information in an effort to increase a publisher’s compensable actions. The risk of fraud may increase as bots become more sophisticated and difficult to detect. We do not charge our clients for fraudulent clicks or actions when they are detected, and such fraudulent activities could negatively affect our profitability or harm our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and related revenue. Additionally, we have terminated and may, in the future, terminate our relationships with publishers who we believe to have engaged in fraud. We may not be able to replace the terminated publishers with new publishers which could result in a reduction in traffic to our sites and registrations.

Our rewards fulfillment costs have increased over the last two years, which has impacted and may continue to impact our results of operations.

Our rewards sites generate the majority of our revenues and gross profit. Users who complete the program requirements and are verified during the claims process can earn valuable rewards such as gift cards, merchandise and cash equivalents. Over the past two years, we have experienced an increased number of users who have claimed rewards, which reduces the profitability of this part of our business. We recently revamped our reward program to allow users more opportunities to claim rewards at different reward values and provided more deal choices as well as we changed the number of deals required to get rewards at the differing values. It is uncertain the impact the program changes will have on our rewards sites in general and the levels of rewards fulfillment.  Users may find our revamped rewards program to be less attractive, which could adversely affect our results.  Moreover, we are also subject to the risk of being “gamed” by users who seek to claim rewards but are not entitled to do so because of their use of bots or other deceptive means. Gaming, to the extent successful, adversely affects our results. Conversely, if we deny rewards to users who we believe have gamed, these users may seek to damage our reputation by filing complaints with the Better Business Bureau or State consumer protection agencies or by posting negative online reviews.

We are exposed to credit risk from and occasionally have payment disputes with our clients, and we may not be able to collect on amounts owed to us.

We regularly extend payment terms to our clients, which exposes us to risk of bad debt. In addition, some of our clients are thinly capitalized and pose credit risks, and we may have difficulty collecting on amounts owed to us. Some of our clients may challenge the determination of amounts we believe they owe or may refuse to pay because of performance-related or other claims. In these circumstances, we may have difficulty collecting on amounts we believe are owed.

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

Other Business Risks

Our operations have grown significantly over the past several years, which may make it difficult to effectively manage any future growth and scale our infrastructure and products quickly enough to meet our business's and our clients’ needs while maintaining profitability.

We have historically experienced growth in our operations and have relied in large part on proprietary systems. As a result of this growth and the need to update our systems to be more scalable and to accommodate changes in data privacy and data protection laws, we are in the midst of upgrading our systems and infrastructure. Future growth will continue to place significant demands on our management and our operational and financial infrastructure.

Our future success depends in part on the efficient performance of our ad serving and lead generation systems and technology infrastructure. As the number of websites and internet users and the amount of data collected increases, we have begun to revamp our technology infrastructure to accommodate this increased volume. Moreover, we have rearchitected our database of consumer information to accommodate users' exercise of their privacy rights in their personal information under new data privacy and data protection laws such as the CCPA, the General Data Privacy Regulation ("GDPR") and the UK-GDPR. Unexpected constraints on our technology infrastructure could lead to slower website response times or system failures and adversely affect the availability of our websites and the level of user responses received, which could result in the loss of clients or revenue or have a material adverse effect on our business and/or results of operations.

We are continuing to upgrade our other systems, procedures, processes and controls to support our future operations. We have incurred significant expenditures and have been forced to reallocate valuable management resources to facilitate these upgrades. We have incurred substantial costs to secure hosting, other technical services and additional data storage and to upgrade our technology and network infrastructure to handle increased traffic on our owned-and-operated websites. We have also deployed new products and services and third party solutions to respond to an increasing volume of data privacy requests. These upgrades and expansion in our technical capabilities are costly and complex and could result in inefficiencies or operational failures which could damage our reputation and cause us to lose current and potential users and clients and could harm our operating results.

Historically, our quarterly and annual results of operations have been subject to fluctuations due to a number of factors, many of which are beyond our control. As we continue to grow, we may not be able to increase our market share and/or sustain our recent growth. Our inability to sustain our growth could cause our performance and outlook to be below the expectations of securities analysts and investors.

The expansion of our international operations subjects us to increased challenges and risks.

We have begun expanding our website offerings into additional international markets beyond the United Kingdom, Canada and Australia and we may expand further into additional countries. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, legal and regulatory systems, taxation regimes, and commercial infrastructures. Continued international expansion will require us to invest significant funds and other resources and may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

As we continue to grow our business, we may continue to acquire additional business units and personnel that we believe will complement or expand our current business or offer growth opportunities. We may experience difficulties in identifying potential acquisition candidates that complement our current business at appropriate prices. We cannot guarantee that our acquisition strategy will be successful. We may spend significant management time and resources in analyzing and negotiating acquisitions or investments that are not consummated or cannot be implemented successfully. Furthermore, the ongoing process of integrating an acquired business unit or personnel is distracting, time-consuming, expensive and requires continuous optimization and allocation of resources, any of which could disrupt our operations.

For example, we completed the AdParlor Acquisition on July 1, 2019, the acquisition of a 50% of the equity of Winopoly, LLC ("Winopoly") on April 1, 2020, and the remaining 50% equity interest on September 1, 2021. The integration of these businesses and their employees has required, and will continue to require, a significant investment of the time and resources of Fluent’s management team. Any future acquisitions we make could compound those costs and have an adverse impact on our business and/or results of operations.

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

Unfavorable global economic conditions, including health and safety concerns around the ongoing COVID-19 pandemic, could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the outbreak of the COVID-19 coronavirus. The COVID-19 pandemic initially resulted in extreme volatility and disruptions in the capital and credit markets and has had a sustained impact on supply chains. Recently, the rate of inflation has increased. A weak or declining economy could also put pressure on our media supply channels.

After the initial onset of the COVID-19 pandemic, certain advertisers in industry verticals such as staffing and recruitment and financial products and services began to reduce their spend with us, while certain advertisers in other verticals, such as streaming services and mobile gaming, increased their demand, with many consumers spending more time on their mobile devices during the period of social isolation. As the pandemic has progressed, these trends have changed and we expect there will be continuing changes as our clients and users adjust to the changing circumstances. We anticipate additional shifts in pricing and/or demand among affected clients as the trajectory of the pandemic and future economic outlook remain uncertain. While the combination of these trends did not result in a significant disruption to our business in the year ended December 31, 2021, the trajectory of these trends is uncertain. These trends, or others that have yet to be identified, may persist or change and could have a material adverse impact on our business, financial condition and results of operations in subsequent periods. The extent of any impact is uncertain and cannot be reasonably estimated at this time.

Additionally, our business relies heavily on people, and adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business. We implemented company-wide work-from-home beginning on March 13, 2020. During the second quarter of 2021, we opened our headquarters to employees that meet health protocols and voluntarily choose to work in the office. To date, our staff largely continues to work remotely.  While we have adapted to a work-from-home environment, we continue to believe that it would be preferable for our employees to work in our offices and believe that working remotely increases the likelihood of business disruptions which could adversely impact our business operations including and create challenges to our technological capacity and cybersecurity capabilities, as well as cause operational inefficiencies and lead to the diminution in the loyalty and goodwill of our employees. Despite not utilizing our offices at pre-pandemic levels, we have not been able to significantly reduce our occupancy costs to this point.

If we lose the services of any of our key personnel, it could adversely affect our business.

Our future success depends, in part, on our ability to attract and retain key personnel, including Donald Patrick, our Chief Executive Officer, Ryan Schulke, our Chief Strategy Officer, Matthew Conlin, our Chief Customer Officer and other key employees in all areas of our organization, each of whom is important to the management of certain aspects of our business and operations and the development of our strategic direction, and each of whom may be difficult to replace.  The loss of the services of these key individuals and the process to replace these individuals could involve significant time and expense and could significantly delay or prevent the achievement of our business objectives.

Additionally, given the number of employees we have relative to our revenue, we rely heavily upon certain key employees to support different operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. Since we began working remotely, we have experienced greater turnover and due to the current tight job environment, we have had to increase compensation packages to attract new hires and retain our existing employees, all of which has added to our human capital costs.

We also believe that, as our business continues to grow, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, technical and operational personnel. Competition for such personnel is considerable, and there can be no assurance that we will be successful in attracting and retaining such skilled personnel.

Because the majority of our employees are working remotely, our ability to attract and retain employees based on corporate culture may be adversely affected and, if we are unable to maintain it as we grow, our business, financial condition and results of operations could be harmed.

Now that our employees are largely working remotely, we are not able to have the types of events and interpersonal connections that helped foster our culture. As is the case with many organizations, we have experienced higher levels of turnover during the pandemic and hiring has been increasingly difficult with new hires commanding higher salaries. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and could compromise the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. If we are unable to maintain our corporate culture as we grow, our business, financial condition and results of operations could be harmed.

We are dependent upon third-party service providers in our operations.

We utilize numerous third-party service providers in our operations such as cloud-based hosting services, enterprise resource planning systems and other Saas platform and services. As failure by a third-party service provider could expose us to an inability to operate our websites, connect our advertiser clients with users, provide online marketing and advertising services or track the performance and results of our online marketing activities. As with all software and web applications and systems, there may be, from time to time, technical malfunctions that arise with some of these third-party providers. It is possible that to remedy any such situation would require substantial time, resources and technical knowledge that we may not have or be able to acquire in a timely fashion. Additionally, some of these third-party service providers may face financial instability, which could lead to extended periods in which their platforms or applications are unavailable or fail to accurately track or account for online activity. If any of these platforms or applications goes down for an extended period of time, it is possible that we may lose clients and/or incur significant costs to either internalize some of these services or find suitable alternatives, which could have a material adverse effect on our business or results of operations.

Risks Relating to Legal and Regulatory Matters

Our business is subject to a significant number of governmental laws and regulations. Compliance with these laws and regulations may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and failure to comply with them could subject us to civil or criminal penalties or other liabilities.

Our business is subject to regulation under a number of federal, state and local laws and regulations.  Our operations in the United Kingdom (“UK”), Canada and Australia are subject to laws, rules and regulations affecting our operations in those countries.  These U.S. federal, state, local and foreign laws and regulations are generally designed to regulate and prevent deceptive practices in advertising, online marketing and telemarketing, to protect the privacy of the public, and to prevent the misuse of personal information available in the marketplace. Many of these laws and regulations, which can be enforced by government entities or, in some cases, private parties, are complex, change frequently, and have tended to become more stringent over time. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate, and they may be interpreted and applied inconsistently across jurisdictions or with our current policies and practices.  New laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients' businesses could affect their activities or operations and, therefore, lead to reductions in their levels of business with us. We incur significant expenses in our attempt to maintain or bring our business in compliance with these new and existing laws and in defending ourselves in litigation, all of which can be costly to the business and could adversely affect our revenue or results of operations.

We supply data to Fluent Sales Solutions, our captive call center, as well as third-party call center clients for telemarketing and text messaging campaigns and manage text messaging campaigns to re-engage with our users, all of which may subject us or our clients to claims under the TCPA and the Amended Telemarketing Sales Rule (“TSR”) and State telemarketing laws. In recent years, the TCPA has become a fertile source for both individual and class action lawsuits and regulatory actions. Although we have not experienced material losses from TCPA claims to this point, we have expended considerable resources to comply with the TCPA and defend ourselves against legal claims, in addition to costs to insure against TCPA-related claims. Changes in the interpretation of the TCPA or the TSR may adversely impact our telemarketing clients and our text messaging campaigns. Our failure to adhere to or successfully implement appropriate processes and procedures in response to and to defend against TCPA- and TSR-related claims could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition and results of operations.

We operate internal email campaigns to promote our owned and operated websites and utilize third party publishers who use email to generate traffic for our websites and to promote our advertisers’ products.  As a result of these activities, we and our email publishers are subject to various state and federal laws regulating commercial email communications, including the CAN-SPAM Act of 2003 (“CAN Spam”) and the California Business and Professions Code Sec. 17529.5 (“CAL Anti-Spam Act”). If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions, litigation or claims.  Moreover, the deliverability of our emails could be adversely affected by spam filters employed by email service providers such as Gmail and Outlook and by users which could adversely affect the performance of our email marketing efforts.

Laws and regulations regarding privacy, data protection and the handling of personal information are complex and evolving. While we strive to comply with all legal and contractual obligations regarding these matters, any failure or perceived failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Because we collect, store, process, use and sell data, some of which contains personal information, we are subject to complex and evolving federal, state and foreign laws and regulations, as well as contractual requirements, regarding privacy, data protection and the collection, maintenance, protection, use, transmission, disclosure and disposal of personal information. These laws and regulations involve matters central to our business, including user privacy, data protection, content, intellectual property, electronic contracts and other communications, e-commerce, sweepstakes, rewards and other promotional marketing campaigns, competition, protection of minors, consumer protection, taxation, libel, defamation, internet or data usage, and online payment services. Both in the United States and abroad, these laws and regulations continuously evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate.

The GDPR, which was adopted by the European Union (“EU”) and took effect on May 25, 2018.  The GDPR imposed new requirements on entities and granted individuals new rights in connection with the collection, use and storage of the personal information of EU residents. The UK adopted the UK-GDPR which took effect prior to Brexit is largely identical to the GDPR and together with the provisions of the UK Data Protection Act of 2018 and the Data Protection, Privacy and Electronic Communications regulate data privacy and data protection in the UK. The fines for failing to comply with the GDPR, and starting in 2021, the UK GDPR, are significant (up to 4% of global turnover capped at £17.5m), and the potential ways that the regime could be applied to a business such as ours are uncertain.

The increased scrutiny regarding environmental, employment, social, and governance matters could adversely impact our reputation, our ability to retain employees, and the willingness of customers and others to do business with us.

There is an increasing focus from investors, regulators, employees and other corporate stakeholders on corporate policies addressing environmental, employment, social, and governance matters. Stakeholder expectations regarding appropriate corporate conduct on these matters are continually evolving, as are expectations regarding appropriate methods and types of related corporate disclosure. Investors, regulators, employees or other corporate stakeholders may not be satisfied with our existing environmental, employment, social, and governance practices or those of our customers, advertisers, publishers or vendors. These stakeholders may also be dissatisfied with the pace at which any revisions to our practices or the practices of our advertisers, publishers, or vendors are adopted and implemented. Further, investors and other stakeholders may object to the societal costs or ethical or other implications, or the perceived costs or implications, associated with the use of our services or the products made by one or more of our advertisers. If any of these events were to occur, our reputation, our ability to retain employees, and the willingness of advertisers, publishers, and others to do business with us may be materially and adversely impacted. We may also incur additional costs and require additional resources to monitor, report, and comply with related corporate disclosure obligations in the future, whether those obligations are imposed by law, regulation, or market expectation.

California enacted the California Consumer Privacy Act of 2018 (“CCPA”), the first U.S. comprehensive data privacy law, which took effect on January 1, 2020 and established requirements for businesses who collect and sell personal information and granted individual rights with respect to their personal information.  California recently adopted the California Privacy Rights Act (“CPRA”), which takes effect on January 1, 2023 and expands the rights afforded California consumers with respect to their personal information, adopts certain GDPR principles such as data minimization and established the California Privacy Protection Agency, which has investigatory, rulemaking and enforcement powers. Nevada has also adopted a law that permits its residents to request that their personal information not be sold, and Virginia and Colorado recently adopted a data privacy law similar to the CCPA but with additional consumer privacy rights, both of which take effect in 2023. Because of the volume of user registrations on our owned-and-operated websites, we receive requests from a number of users per day seeking to exercise their privacy rights. Consequently, we implemented a third-party solution to support our systems and processes to handle these requests. We have already devoted significant resources to handling data privacy requests and expect to incur additional costs to maintain compliance with the evolving data privacy and data protection laws and regulations.

Currently, there are bills pending in about thirty states that deal with data privacy. The proposed laws provide for data privacy rules similar to the CCPA and/or the GDPR, while some of the proposed laws include a private right of action to enforce noncompliance, which, if enacted, would expose us to potential litigation and claims. If some or all of the proposed privacy laws are enacted, it will be extremely difficult and expensive to comply, and there can be no assurance that we will be able to do so or that the costs of compliance will not be prohibitively expensive, either of which could have a material adverse effect on our business and results of operations.

While we strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent across jurisdictions and may conflict with other rules or our practices, or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business. Additionally, compliance with privacy and security laws, requirements and regulations may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third-party service providers, and enforcement actions.

The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our clients or competitors are involved could distract management, increase our expenses or subject us to significant monetary damages or restrictions on our ability to do business.

Due to the complex regulatory scheme in which we operate and the heightened scrutiny on our business, legal proceedings arise periodically in the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal (e.g., the Federal Trade Commission ("FTC") or state (e.g., state attorneys general) authorities. We are currently subject to various pending governmental and regulatory investigations and we could be subject to more in the future.  Any negative outcomes from regulatory actions or litigation or claims, including monetary penalties or damages or injunctive provisions regulating or restricting how can we conduct our business could have a material adverse effect on our business, financial condition, results of operations and reputation.

For example, on October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. The Company also received subpoenas from the United States Department of Justice (“DOJ”) on December 13, 2018, and the Office of the Attorney General of the District of Columbia ("DC AG") on March 12, 2020, regarding the same issue.  On May 6, 2021, the Company and the NY AG executed an Assurance of Discontinuance (the “AOD”) to resolve this matter which imposed injunctive provisions on the Company’s practices with regard to political advocacy campaigns, most of which the Company had already implemented, and imposed a $3.7 million penalty.

Additionally, on January 28, 2020, we received a Civil Investigative Demand (“CID”) from the FTC regarding compliance with the FTC Act and the TSR, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security. We have been fully cooperating with the FTC and completed our initial discovery submissions to the FTC in 2020.

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PA OAG”) that it was reviewing the Company’s business practices for compliance under the Unfair Trade Practices and Consumer Protection Law, 73 P.S. § 201-1 et seq.; the Telemarketer Registration Act, 73 P.S. § 2241 et. seq., and the Telemarketing Sales Rule, 16 C.F.R. 310 et seq. The Company has been responsive and is fully cooperating with the PA OAG. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position . At this time, it is not possible to predict the ultimate outcome of the FTC or PA OAG matters or the significance, if any, to our business, results of operations or financial position. See Item 3, Legal Proceedings for more information on each of these matters.

Regardless of whether any current or future claims in which we are involved have merit, or whether we are ultimately held liable or subject to payment of penalties or consumer redress, such investigations and claims have been and may continue to be expensive to defend, may divert management’s time away from our operations and may result in changes to our business practices that adversely affect our results of operations.

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

The application of sales and use tax, goods and services tax, business tax and gross receipt tax on our digital marketing/advertising services is complex and evolving. In general, advertising services are considered a service and are generally not subject to sales and use tax, but some States may seek to impose sales tax on some or all of our revenue streams.  We generate revenue from users who sign up for streaming services on our websites and some states have imposed taxes on streaming services which could make streaming services less attractive to our users. Other states, including New York, impose a sales tax on “information services.” In New York, the sales tax explicitly excludes “advertising” services from sales and use tax; however, the line between non-enumerated services, excluded advertising services and taxable information services may, in practice, be unclear. Further complicating the determination of the sales taxability of services is the need to determine where the revenues from the services are sourced (i.e., where the service is rendered, where the service is consumed or where the information is accessed).

In addition, many state governments are increasingly looking for ways to increase revenues to make up for budget shortfalls and/or offset sales tax revenues lost from online sales of merchandise.  Prior to the 2018 Supreme Court decision in South Dakota v Wayfair, Inc., online merchants with no physical presence in a state were, in general, not required to collect and remit sales taxes. Since Wayfair which adopted an economic nexus test, many states have implemented laws that require remote sellers of goods and services to collect and remit sales taxes on sales to customers within the jurisdiction based on economic nexus (i.e., where the business exceeds a dollar volume or number of transactions in the jurisdiction), even when the seller has no physical presence within the jurisdiction. In states that adopt economic nexus and also tax specified enumerated services, if our services are found to be subject to that state’s sales tax on services, we may have to collect and remit sales tax, which adds complexity and compliance costs and due to the increased overall cost of our service, could make our service offerings less attractive and adversely affect our business.

We are currently undergoing two sales and use tax audits by the New York State Department of Taxation and Finance (the “Tax Department”), which has taken the position that revenue derived from certain of our customer acquisition and list management services is subject to sales tax, as a result of being deemed information services, which we dispute on several grounds. On July 22 and 31, 2020, we received notices of determination from the Tax Department totaling $3.0 million, including $0.7 million of interest, and we filed challenges to the notices of determination on October 16, 2020. While we continue to dispute the Tax Department's position, it is probable that a sales tax liability may result from this matter and have an $0.8 million accrual in connection with the audits. See Item 3. Legal Proceedings for more information on this matter.

Risks Relating to Data Security and Intellectual Property

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to safeguard such data and user privacy could damage our reputation and brand and harm our business and results of operations.

The user profiles in our database contain user information such as name, age, personal address, phone number, email address, survey responses and transactional data. Our ability to provide services using that information is critical, and a breach of the security measures on our systems or on those of our third-party vendors could result in the misappropriation of either our proprietary information or the personal information of users that we collect, or the interruption or breakdown of our operations. Our business is largely dependent on consumer-facing websites, which could become inaccessible due to service interruptions or subject to hacking or computer attacks. If our websites are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not return as often in the future, or at all.

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

Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. We have been subject to and are likely to continue to be the target of future cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, improper access by employees or third-party partners or other security breaches that have or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, confidential and other information concerning employees or consumers, monetary loss, or otherwise materially disrupt our or our other third party partners’ network access or business operations.

We cannot be certain that our efforts, as well as those of our third-party partners and service providers, will be able to prevent breaches of the security of our information systems and technology. If we, or any of our third-party partners and service providers, experience compromises to security that result in performance or availability of our websites or mobile application, the complete shutdown of our websites or mobile applications or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, consumers, publishers and advertisers may lose trust and confidence in us, and consumers may decrease the use of our websites, advertisers may stop using our services and/or publishers may stop providing media to us. Further, outside parties may attempt to fraudulently induce employees or our users, to disclose sensitive information in order to gain access to our systems, information or our consumers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Any or all of these issues could adversely affect our ability to attract new users and increase engagement by existing users, cause advertisers to not use our services or cause publishers to stop providing media or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business. Although we are not aware of any material information security incidents to date, we have detected common types of attempts to attack our information systems and data using means that have included denial of service attacks and phishing.

There are numerous federal, state and local laws in the United States and around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using, cross-border transfer and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, may result in regulatory fines or penalties, and may be inconsistent between countries and jurisdictions or conflict with other rules. We are subject to the terms of our privacy policies and privacy-related obligations to third parties. While we strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new laws or regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us by consumer advocacy groups or others, and could cause consumers and our advertisers and publishers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection and cross-border transfers of consumer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put user information at risk and could in turn harm our reputation, business and operating results.

If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.

Our ability to compete effectively depends upon our proprietary systems and technology. We rely on trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants, advisers, client vendors and publishers. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our services or obtaining and using our proprietary information. Further, these agreements may not provide an adequate remedy in the event of unauthorized disclosures or uses, and we cannot guarantee that our rights under such agreements will be enforceable.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary.  For example, third party website operators have created look-alike sites of our reward sites.  Some of these sites contain links to our Terms, Privacy Policies and/or customer service.  These sites divert traffic away from our sites, expose us to regulatory scrutiny as the look-alike sites often have compliance issues and create consumer confusion and could damage our reputation. When we become aware of look-alike sites we use available means to have them removed. Despite our efforts to monitor the Internet for look-alike sites, there can be no assurance that we will be able to quickly detect and remove look-alike sites which can adversely affect our business, impair our reputation, or expose us to regulatory scrutiny.

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

The Credit Agreement contains a number of significant restrictions and negative and affirmative covenants that may limit our operating and financial flexibility.  The Credit Agreement contains negative covenants that, among other things, limit our ability to: incur indebtedness; grant liens on its assets; enter into certain investments; consummate fundamental change transactions; engage in mergers or acquisitions or dispose of assets; enter into certain transactions with affiliates; make changes to its fiscal year; enter into certain restrictive agreements; and make certain restricted payments (including for dividends and stock repurchases, which are generally prohibited except in a few circumstances and/or up to specified amounts). The Credit Agreement contains certain affirmative covenants and customary events of default provisions, including, subject to thresholds and grace periods, among others, payment default, covenant default, cross default to other material indebtedness, and judgment default. Each of these limitations are subject to various conditions.

In addition, the Credit Agreement contains financial covenants, which require us to maintain minimum total leverage ratios and fixed charge coverage ratios. The applicable interest rate on the facility may increase if our total leverage ratio increases to specified amounts which would result in our interest expenses going up.  Subject to the terms and conditions set forth in the Credit Agreement, we are required to make annual mandatory prepayments of 10% of the original principal amount of the facility and make other prepayments in certain circumstances prior to March 31, 2026, the Maturity Date of the facility.

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

We intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. While the Credit Agreement includes an undrawn revolving credit facility of up to $15 million that we can use subject to certain conditions, this may not be available or insufficient to meet our needs.  In that event, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Disruptions in the global equity and credit markets may also limit our ability to access capital.

To the extent that we raise additional funds by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline. Any debt financing, if available, may restrict our operations. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and results of operations

We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.

We have a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet as a result of acquisitions. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives are amortized based on their economic lives. Goodwill that is expected to contribute indefinitely to our cash flows is not amortized, but must be evaluated for impairment at least annually and when events or changes in circumstances indicate the carrying value may not be recoverable. If necessary, a quantitative test is performed to compare the carrying value of the asset to its estimated fair value, as determined based on a discounted cash flow approach, or when available and appropriate, to comparable market values. If the carrying value of the asset exceeds its current fair value, the asset is considered impaired and its carrying value is reduced to fair value through a non-cash charge to earnings. Events and conditions that could result in impairment of our goodwill and intangible assets include a reduced market capitalization, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term growth or profitability.

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors affecting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. We perform an impairment analysis of our goodwill annually and to date, no impairment of goodwill has been found as a result of these annual impairment tests however we were required to perform an interim impairment analysis for the second quarter of 2020 and recognized a goodwill impairment of $0.8 million in that quarter.  Additionally, in the first quarter of 2021, a decline in our stock price and market capitalization resulted in a triggering event and we conducted an interim impairment test and determined that there was no impairment. We conducted our annual impairment analysis for 2021 and no impairment was found to exist.

We will continue to conduct impairment analyses of our goodwill on an annual basis, unless indicators of possible impairment arise that would cause a triggering event, and we would be required to do an interim impairment analysis and possible take additional impairment charges in the future. Further impairment charges to our goodwill could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Common Stock and the Securities Markets

Our stock price has been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has been volatile and may be volatile in the future. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future attributable to various factors including those discussed in these “Risk Factors” and may be unrelated to our operating performance or prospects and some of which are beyond our control.  As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy;

•	the success of our competitive services, products or technologies;

•	our continued compliance with the listing standards of NASDAQ;

•	regulatory or legal developments, especially changes in laws or regulations applicable to our business;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in earnings estimates or recommendations by securities analysts;

•	relatively low trading volume of our common stock, which tends to magnify volatility even in the absence of factors related to our business performance;

•	the emergence of new competitors or new technologies;

•	any major change in our board or management;

•	commencement of, or involvement in, regulatory investigations or litigation;

•	general economic conditions and slow or negative growth of our markets; and

•

other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations or result in political or economic instability.

These broad market and industry factors may seriously harm or harm the market price of our common stock, regardless of our operating performance. Further, increases or decreases may be inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value. Since the stock price of our common stock has been volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

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

As of December 31, 2021 , our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned and have the ability to exercise some voting control over, in the aggregate, approximately 44.1% of our outstanding shares of common stock. As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, which might affect the trading price of our common stock. Additionally, the concentration of stock ownership may also serve to limit the trading volume of our common stock and lead to greater volatility in our stock price. Our largest shareholder, Frost Gamma Investments Trust, owns, directly and indirectly, approximately 23.8% of our outstanding common stock.  Frost Gamma Investments Trust has no obligation to provide us with advance notice of any sale or purchase of our common stock. If the concentration of our common stock ownership were to significantly shift, via sales of shares currently held by Frost Gamma Investments Trust or otherwise, we cannot predict the impact that any resulting change to the trading volume might have on our stock price.

Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plans could have a dilutive effect on your investment in us.

During 2020 and 2021 we issued 4,415,005 shares of our common stock in connection with acquisitions, vesting of awards made under our 2015 and 2018 Stock Incentive Plan s (together, the "Plans"), and for other business purposes. Also, as of December 31, 2021 , an additional 6,148,654 shares underlying awards issued under the Plans, outstanding warrants and other compensatory arrangements might vest and be delivered through 2031 . The benefits derived by us from any future acquisition might not exceed the dilutive effect of the acquisition. Pursuant to the Plans, our board of directors has granted and may continue to grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards may have a dilutive effect on our common stock, which could cause our stock price to decline.

We do not intend to pay cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our common stock and we do not expect to declare or pay any cash dividends in the foreseeable future. Additionally, our Credit Agreement prohibits us from paying cash dividends on our common stock and contains limitations on our ability to redeem or repurchase shares of our common stock. As a result, you may only receive a return on your investment in our common stock if the trading price of your shares increases.

We are a "smaller reporting company" and avail ourselves of certain reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a "smaller reporting company," as defined in the Securities Exchange Act of 1934, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "smaller reporting companies," including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a "smaller reporting company." We will remain a "smaller reporting company" while (i) the aggregate market value of our outstanding common stock held by non-affiliates (our "public float") as of the last business day of our most recently completed second fiscal quarter is less than $250 million, or (ii) if our annual revenue as of our most recently completed fiscal year is less than $100 million and we have (A) no public float or (B) less than $700 million of public float as of the last business day of our most recently completed second fiscal quarter.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 300 Vesey Street, 9th Floor, New York, NY 10282, where we lease 42,685 rentable square feet of office space under an 84-month lease, effective November 2018. The AdParlor business has an office in Toronto located at 1209 King St. West, Toronto, Ontario M6K 1G2, with 8,127 rentable square feet under a 60-month lease, effective July 2017, which was assumed by Fluent in connection with the AdParlor Acquisition. We notified the landlord that we do not plan to renew this lease and are currently exploring other options.

We implemented company-wide work-from-home beginning on March 13, 2020 due to the COVID-19 pandemic. Our focus remains on promoting employee health and safety as we carefully evaluate reopening plans and timelines. As of December 31, 2021, we have not terminated any significant lease arrangements. We believe our present facilities are suitable and adequate for our current operating needs.

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

Certain Legal Matters

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On May 6, 2021, the Company and the NY AG executed an Assurance of Discontinuance (the “AOD”) to resolve this matter. The AOD imposed injunctive provisions on the Company’s practices with regard to political advocacy campaigns, most of which the Company had already implemented, and imposed a $3.7 million penalty, which was in line with the Company's accrual and paid in full as of June 30, 2021.

On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. On March 12, 2020, the Company received a subpoena from the Office of the Attorney General of the District of Columbia ("DC AG") regarding the same issue. The Company has been fully cooperating with the DOJ and the DC AG and has not been contacted by either the DOJ or the DC OAG following the execution of the AOD.

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

On January 28, 2020, the Company received a Civil Investigative Demand (“CID”) from the FTC regarding compliance with the Federal Trade Commission Act or the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security. The Company has been fully cooperating with the FTC and is responding to the CID. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to our business, results of operations or financial position.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The NASDAQ Global Market (“NASDAQ”) under the symbol “FLNT.” Prior to March 26, 2018, our common stock was listed on NASDAQ under the symbol “COGT.” As of March 7, 2022, there were 191 record holders of our common stock.

During our fiscal years ended December 31, 2021 and 2020, we paid no dividends and made no other distributions in respect of our common stock. We have no plans to pay any cash dividends or make any other cash distributions in the foreseeable future. Our Credit Agreement prohibits us from paying dividends on our equity securities, other than dividends on common stock which accrue (but are not paid in cash) or are paid in kind, or dividends on preferred stock which accrue (but are not paid in cash) or are paid in kind.

Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2021	—	$—	—	—
November 1-31, 2021	913	2.63	—	—
December 1-30, 2021	1,130	2.29	—	—
Total	2,043	$2.44	—	—

(1)

During October 2021, November 2021 and December 2021, 0 shares, 913 shares and 1,130 shares, respectively (totaling 2,043 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with the applicable equity incentive plan.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K (“2021 Form 10-K”). This 2021 Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in the section titled "Cautionary Note Regarding Forward-Looking Statements" and in Part I, “Item 1A. Risk Factors” of this 2021 Form 10-K.

Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company"), is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which in 2021 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer, and Staffing & Recruitment.

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

For the years ended December 31, 2021 and 2020, we recorded revenue of $329.3 million and $310.7 million, net (loss) of ($10.1) million and net income of $2.2 million, and adjusted EBITDA of $23.2 million and $41.2 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on US GAAP, adding back income taxes, interest expense, depreciation and amortization, share-based compensation expense, and other adjustments. See our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this 2021 Form 10-K, and for further discussion and analysis of our results of operations. For further discussion of adjusted EBITDA, including a reconciliation from net income (loss), see "Definitions, Use and Reconciliation of Non-GAAP Financial Measures” below.

Trends Affecting our Business

Traffic Quality Initiative and Increased Monetization

A key challenge for our business is identifying and accessing media sources that are of high quality and able to attract targeted users to our media properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in relation to the evolving regulatory landscape of our industry, we commenced a traffic quality initiative (the "Traffic Quality Initiative") in 2020. Our Traffic Quality Initiative curtailed the volume of lower quality affiliate traffic that we source beginning in the fourth quarter of 2020.

We believe that significant value can be created by improving the quality of traffic we source to our media properties, through higher participation rates on our sites, leading to higher conversion rates, resulting in increased monetization and ultimately increasing revenue and media margin. We are also pursuing various revenue initiatives that enable us to grow revenue with existing user traffic volume. During the second half of 2021, we increased the monetization of consumer traffic through multiple channels, including growth in the Winopoly business (d/b/a Fluent Sales Solutions), strong client demand in the staffing and recruitment vertical, and an internally-developed email capability which enables us to re-engage consumers who have registered on our owned media properties. These new and/or improved revenue streams offset reductions in traffic volume year-over-year from our Traffic Quality Initiative. Through these initiatives, our business has become less dependent on traffic volume to generate revenue growth.

Beginning in the second quarter of 2021, we increased media spend with major digital media platforms and revised bidding strategies for affiliate traffic. These strategies yielded lower margins initially, with the intent to optimize spend for improved profitability in future periods. In the second half of 2021, we both increased our spend and improved profitability with our major digital media platforms compared to the second quarter, though profitability was still below our historical levels achieved through affiliate marketing. The mix and profitability of our media channels, strategies and partners is likely to be dynamic and reflect evolving market dynamics and the impact of our Traffic Quality Initiative. Volatility of affiliate supply sources, consolidation of media sources, changes in search engine, email and text message blocking algorithms and increased competition for available media have made the process of growing our traffic under our evolving quality standards challenging during 2021 and may continue to do so in the future. As we test and scale new media channels, strategies and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability.

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

COVID-19 Update

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. At this time, our operations have not been significantly impacted by the global economic impact of COVID-19, and we have taken appropriate measures to ensure that we are able to conduct our business remotely without significant disruptions. The economic uncertainty caused by COVID-19 has had varying degrees of impact on some of our advertiser clients in certain industry verticals over the course of the pandemic. For example, the staffing and recruitment vertical has generally exhibited reduced pricing and/or demand since the onset of the pandemic and has subsequently recovered to a varying degree. On the other hand, demand from certain advertisers in other verticals, such as streaming services and mobile gaming, increased during the pandemic and has since remained strong. With the proliferation of COVID-19 vaccinations in the U.S. during the second quarter of 2021, we have seen a substantial recovery in the staffing and recruitment vertical. There may continue to be additional shifts in pricing and/or demand among our clients, as the trajectory of the pandemic and future economic outlook remain uncertain.

We implemented company-wide work-from-home beginning on March 13, 2020. During the second quarter of 2021, we opened our headquarters to employees that meet health protocols and voluntarily choose to work in the office. We continue to monitor evolving trends and guidance for COVID-19 safety protocols and, in light of the historically dynamic and competitive market for hiring and retaining employees, flexible workplace choices for employees. Currently, our office remains open for those who voluntarily choose to work there. In light of the forgoing factors, we anticipate maintaining a flexible approach to workplace choices in the near term. While we believe we have adapted well to a work-from-home environment, COVID-19 increases the likelihood of certain risks of disruption to our business, such as the incapacity of certain employees or system interruptions, which could lead to diminishment of our regular business operations, technological capacity and cybersecurity capabilities, as well as operational inefficiencies and reputational harm.

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

Adjusted EBITDA is defined as net income (loss), excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) loss on early extinguishment of debt, (6) accrued compensation expense for Put/Call Consideration, (7) goodwill impairment, (8) write-off of intangible assets, (9) acquisition-related costs, (10) restructuring and other severance costs, and (11) certain litigation and other related costs.

Adjusted net income is defined as net income (loss) excluding (1) Share-based compensation expense, (2) loss on early extinguishment of debt, (3) accrued compensation expense for Put/Call Consideration, (4) goodwill impairment, (5) write-off of intangible assets, (6) acquisition-related costs, (7) restructuring and other severance costs, and (8) certain litigation and other related costs. Adjusted net income is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization), which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
	2021	2020
Revenue	$329,250	$310,719
Less: Cost of revenue (exclusive of depreciation and amortization)	243,716	215,135
Gross Profit (exclusive of depreciation and amortization)	$85,534	$95,584
Gross Profit (exclusive of depreciation and amortization) % of revenue	26%	31%
Non-media cost of revenue (1)	14,843	14,837
Media margin	$100,377	$110,421
Media margin % of revenue	30.5%	35.5%

(1) Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net income (loss), which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
	2021	2020
Net income (loss)	$(10,059)	$2,207
Income tax expense	246	822
Interest expense, net	2,184	5,350
Depreciation and amortization	13,170	15,302
Share-based compensation expense	4,761	5,394
Loss on early extinguishment of debt	2,964	—
Accrued compensation expense for Put/Call Consideration	3,213	1,775
Goodwill impairment	—	817
Write-off of intangible assets	354	1
Acquisition-related costs (1) (2)	4,297	173
Restructuring and certain severance costs	230	615
Certain litigation and other related costs	1,808	8,715
Adjusted EBITDA	$23,168	$41,171

(1) Included in year ended December 31, 2021 is a net expense of $3,201 related to the Full Winopoly Acquisition.

(2) Balance includes compensation expense related to non-competition agreements entered into as a result of an acquisition.

Below is a reconciliation of adjusted net income and adjusted net income per share from net income (loss), which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
(In thousands, except share data)	2021	2020
Net income (loss)	$(10,059)	$2,207
Share-based compensation expense	4,761	5,394
Loss on early extinguishment of debt	2,964	—
Accrued compensation expense for Put/Call Consideration	3,213	1,775
Goodwill impairment	—	817
Write-off of intangible assets	354	1
Acquisition-related costs (1) (2)	4,297	173
Restructuring and certain severance costs	230	615
Certain litigation and other related costs	1,808	8,715
Adjusted net income	$7,568	$19,697
Adjusted net income per share:
Basic	$0.09	$0.25
Diluted	$0.09	$0.25
Adjusted weighted average number of shares outstanding:
Basic	79,977,313	78,611,145
Diluted	80,852,095	79,525,176

(1) Included in year ended December 31, 2021 is a net expense of $3,201 related to the Full Winopoly Acquisition.

(2) Balance includes compensation expense related to non-competition agreements entered into as a result of an acquisition.

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

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under US GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include litigation and other related costs associated with legal matters outside the ordinary course of business, including costs and accruals related to the NY AG and FTC matters described above under Part III — Legal Proceedings. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. There were no adjustments for one-time items in the periods presented.

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

Results of Operations

Summary

Year ended December 31, 2021 compared to year ended December 31, 2020:

•	Revenue increased 6% to $329.3 million, from $310.7 million.

•	Net loss was $10.1 million, or $0.13 per share, compared to net income of $2.2 million, or $0.03 per share.

•	Gross profit (exclusive of depreciation and amortization) of $85.5 million, a decrease of 11% over December 31, 2020, and representing 26% of revenue.

•	Media margin decreased 9% to $100.4 million, representing 30.5% of revenue, from $110.4 million.

•	Adjusted EBITDA decreased 44% to $23.2 million, based on a net loss of $10.1 million, from $41.2 million, based on net income of $2.2 million.

•	Adjusted net income decreased $12.1 million to $7.6 million, or $ 0.09 per share, from $19.7 million, or $ 0.25 per share.

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those respective periods:

	Year Ended December 31,
(in thousands)	2021		2020
Revenue	$329,250	100%	$310,719	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	243,716	74.0	215,135	69.2
Sales and marketing	12,681	3.9	11,683	3.8
Product development	15,789	4.8	12,604	4.1
General and administrative	48,205	14.6	46,798	15.1
Depreciation and amortization	13,170	4.0	15,302	4.9
Goodwill impairment and write-off of intangible assets	354	0.1	818	0.3
Total costs and expenses	333,915	101.4	302,340	97.3
Income (loss) from operations	(4,665)	(1.4)	8,379	2.7
Interest expense, net	(2,184)	(0.7)	(5,350)	(1.7)
Loss on early extinguishment of debt	(2,964)	(0.9)	—	0.0
Income (loss) before income taxes	(9,813)	(3.0)	3,029	1.0
Income tax expense	(246)	(0.1)	(822)	(0.3)
Net income (loss)	$(10,059)	(3.1)	$2,207	0.7

Year ended December 31, 2021 compared to year ended December 31, 2020

Revenue. For the year ended December 31, 2021, revenue increased $18.5 million, or 6%, to $329.3 million, from $310.7 million for the year ended December 31, 2020. The increase was primarily attributable to the following:

•	Growth in the Winopoly business (d/b/a Fluent Sales Solutions), which considerably expanded its operating scale year-over-year through increased use of contracted call center personnel. This expanded capacity enabled higher volumes of outbound consumer contacts, including consumers who have registered on Fluent's owned media properties, as well as consumer leads sourced from third parties.

•	Strong client demand in the staffing and recruitment vertical, resulting in improvements in both pricing and volume in 2021 compared to 2020.

•

Expanded CRM capabilities, specifically an internally-developed email capability which enables us to re-engage consumers who have already registered on our owned media properties. This revenue stream, which began in the second half of 2021, comes at high margins.

Each of the foregoing factors has served to increase monetization of consumer traffic, which has offset reductions in traffic volume year-over-year, stemming from our Traffic Quality Initiative. Through these initiatives, our business has become less dependent on traffic volume to generate revenue growth. In tandem with the foregoing, in 2021 we sourced higher volumes of traffic from major digital media platforms, with reduced lower-quality affiliate traffic compared 2020. These trends are anticipated to continue in the near future as we continue to test and scale media channels, strategies and partnerships. See discussion below under "Cost of revenue (exclusive of depreciation and amortization)." We ultimately anticipate higher volumes of traffic in future periods as we seek to replace the loss of lower-quality affiliate traffic, though the timing of such increases remains uncertain.

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

Cost of revenue (exclusive of depreciation and amortization). For the year ended December 31, 2021, cost of revenue increased $28.6 million, or 13%, to $243.7 million, from $215.1 million for the year ended December 31, 2020. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites and, historically, on behalf of third-party advertisers, as well as the costs of fulfilling rewards earned by consumers who complete the requisite number of advertiser offers.

For the year ended December 31, 2021, cost of revenue as a percentage of revenue increased to 74.0%, compared to 69.2% for the year ended December 31, 2020. In the normal course of executing paid media campaigns to source consumer traffic, we regularly test new channels, strategies and partners, in an effort to identify actionable opportunities which can then be optimized over time. Traffic acquisition costs incurred with the major digital media platforms from which we sourced increased traffic volumes have historically been higher than affiliate traffic sources. Through our Traffic Quality Initiative, we curtailed the volume of lower quality affiliate traffic that we source. To replace this lower quality traffic, we are testing and scaling various media channels, strategies and partners to generate consumer traffic meeting our quality requirements. Beginning in the second quarter of 2021, we increased media spend with major digital media platforms and revised bidding strategies for affiliate traffic. These strategies yielded lower margins initially, with the intent to optimize spend for improved profitability in future periods. In the second half of 2021, we both increased our spend and improved profitability with our major digital media platforms compared to the second quarter, though profitability was still below our historical levels achieved through affiliate marketing. The mix and profitability of our media channels, strategies and partners is likely to be dynamic and reflect evolving market dynamics and the impact of our Traffic Quality Initiative. As we test and scale new media channels, strategies and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability. We believe the Traffic Quality Initiative will benefit the Company over time, providing the foundation to support sustainable long-term growth and positioning us as an industry leader. Past levels of cost of revenue (exclusive of depreciation and amortization) may therefore not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing. For the year ended December 31, 2021, sales and marketing expenses increased $1.0 million, or 9%, to $12.7 million, from $11.7 million for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, the amounts consisted mainly of employee salaries and benefits of $10.9 million and $9.5 million, non-cash share-based compensation expense of $0.8 million and $0.8 million, and advertising costs of $0.7 million and $0.8 million, respectively. We are actively managing our sales and marketing expenditures to reflect the evolving market dynamics associated with the impact of COVID-19 on our industry's practices, including trade events and exhibitions, and our advertiser clients’ businesses. As a result, past levels of sales and marketing expenditures may not be indicative of future expenditures, which may increase or decrease as these uncertainties in our business play out.

Product development. For the year ended December 31, 2021, product development expenses increased $3.2 million, or 25%, to $15.8 million, from $12.6 million for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, the amounts consisted primarily of employee salaries and benefits of $11.0 million and $9.6 million, professional fees of $1.6 million and $0.5 million, software license and maintenance costs of $1.1 million and $1.0 million, non-cash share-based compensation expense of $0.9 million and $1.1 million, and acquisition-related costs of $0.6 million and $0.0 million, respectively. The increase in product development expenses reflects, in part, the development of new app-based media properties, expanding beyond our traditional focus on web-based media properties along with acquisition-related costs in connection with the Full Winopoly Acquisition described below under the heading "Liquidity and Capital Resources."

General and administrative. For the year ended December 31, 2021, general and administrative expenses increased $1.4 million, or 3%, to $48.2 million, from $46.8 million for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, the amounts consisted mainly of employee salaries and benefits of $19.5 million and $17.3 million,  professional fees of $5.5 million and $5.5 million, software license and maintenance costs of $4.6 million and $1.6 million, office overhead of $4.4 million and $4.6 million, acquisition-related costs of $3.7 million and $0.2 million, accrued compensation expense for Put/Call Consideration from the Initial Winopoly Acquisition of $3.2 million and $1.8 million (see Note 13, Business acquisition, in the Notes to Consolidated Financial Statements), non-cash share-based compensation expense of $3.1 million and $3.5 million, and certain litigation and related costs of $1.8 million and $8.7 million, respectively. The increase was mainly the result of acquisition-related costs in connection with the Full Winopoly Acquisition, increases in IT and IT website costs, employee salaries and benefits, and and accrued compensation expense for Put/Call Consideration in connection with the Initial Winopoly Acquisition, partially offset by a decline in certain litigation and related costs.

Depreciation and amortization. Depreciation and amortization expenses decreased $2.1 million, or 14%, to $13.2 million, from $15.3 million for year ended December 31, 2020.

Goodwill impairment. During the second quarter of 2020, we recognized $0.8 million of goodwill impairment related to the All Other reporting unit, with no corresponding impairment charge in the current period.

Write-off of long-lived assets. During the years ended December 31, 2021 and 2020, we recognized $0.4 million and $0.0 million, respectively, related to software-developed for internal use.

Interest expense, net. For the year ended December 31, 2021, interest expense, net, decreased $3.2 million, or 59%, to $2.2 million, from $5.4 million for the year ended December 31, 2020. The decrease was primarily attributable to a lower interest rate on the New Credit Facility Term Loan as compared to the Refinanced Term Loan.

Loss on early extinguishment of debt. For the year ended December 31, 2021, we recognized $3.0 million of loss due to the early extinguishment of debt, described below under "Liquidity and Capital Resources," with no corresponding charge in the prior period.

Income (loss) before income taxes. For the year ended December 31, 2021, net (loss) before income taxes was ($9.8) million, compared to net income before income taxes of $3.0 million for the year ended December 31, 2020. The change was primarily due to increased cost of revenue of $28.6 million, increased product development of $3.2 million, the loss on early extinguishment of debt recorded in the first quarter of 2021 of $3.0 million, increase in general and administrative expense of $1.4 million, and increase in sales and marketing of $1.0 million, partially offset by an increase in revenue of $18.5 million, decrease in interest expense of $3.2 million, decreased depreciation and amortization expense of $2.1 million and a decline of $0.5 million related goodwill impairment and write-off of intangibles, discussed above.

Income tax expense. For the years ended December 31, 2021 and 2020, the provision for income taxes was $0.2 million and $0.8 million, respectively, with an effective tax rate of -2.5% and 27.1%, respectively.

As of December 31, 2021 and 2020, we recorded full valuation allowances against its net deferred tax assets. We intend to maintain full valuation allowances against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such allowances. Based on various factors, including our history of losses, current income, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net income (loss). For the years ended December 31, 2021 and 2020, net (loss) was ($10.1) million and net income was $2.2 million, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and the competitive environment within our industry.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the years ended December 31, 2021 and 2020, net cash provided by operating activities was $12.4 million and $20.3 million, respectively. Net loss in the current period of $10.1 million represents a decrease of $12.3 million, as compared with net income of $2.2 million in the prior period. Adjustments to reconcile net income to net cash provided by operating activities of $23.8 million in the current period declined by $1.3 million, as compared with $25.1 million in the prior period, primarily due to reductions in share-based compensation expense and depreciation and amortization, partly offset by the inclusion of a non-cash loss on early extinguishment of debt and an accrual for Put/Call Consideration in the current period. Changes in assets and liabilities consumed cash of $1.3 million in the current period, as compared with consumed cash of $7.0 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash flows used in investing activities. For the years ended December 31, 2021 and 2020, net cash used in investing activities was $3.0 million and $4.3 million, respectively. The decline was mainly due to reduced cash paid for business acquisitions of $1.4 million year over year.

Cash flows used in financing activities. For the years ended December 31, 2021 and 2020, net cash provided by financing activities was $2.5 million and net cash used in financing activities was $13.6 million, respectively. The increase was mainly due to the net proceeds from issuance of long-term debt of $49.6 million, the repurchase of stock as part of the stock repurchase program in the prior period, and the exercise of stock option by a former key executive of $0.9 million, partially offset by an increase in the repayment of long-term debt of $34.9 million, the prepayment penalty on the early extinguishment of debt of $0.8 million, and an increase in statutory taxes paid related to the net share settlement of vested restricted stock units of $0.2 million.

As of December 31, 2021, we had noncancelable operating lease commitments of $8.7 million and long-term debt which had a $46.3 million principal balance. For the year ended December 31, 2021, we funded our operations using available cash.

As of December 31, 2021, we had cash, cash equivalents and restricted cash of approximately $34.5 million, an increase of $11.9 million from $22.6 million as of December 31, 2020. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

Our material cash requirements from known contractual and other obligations consist of our term loan and obligations under operating leases for office space. For more information regarding our term loan, refer to Note 8 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. For more information regarding our lease obligations, refer to Note 4 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our future capital requirements will depend on many factors, including employee-related expenditures from expansion of our headcount, costs to support the growth in our client accounts and continued client expansion, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, features, and functionality, and costs related to building out our leased office facilities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, and intellectual property rights. We may be required to draw upon our revolving credit facility in order to meet these future capital requirements. In the event that we do not meet the conditions to draw, or additional financing is not accessible from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

In January 2020, holders of an aggregate of 300,000 shares of common stock, obtained upon exercise of warrants issued in connection with our prior credit agreement with Whitehorse Finance. Inc., as administrative agent, exercised a put right to require us to purchase all such shares for an aggregate of $1.15 million. We funded such purchase with cash on hand.

We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We continue to identify and prioritize additional technologies which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to shareholders. On April 1, 2020, we acquired a 50% membership interest in Winopoly, LLC (the "Initial Winopoly Acquisition"), for a deemed purchase price of $2.6 million, comprised of $1.6 million in upfront cash paid to the seller parties and contingent consideration with a fair value of $1.0 million, payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. See Note 13, Business acquisition, in the Notes to Consolidated Financial Statements. On September 1, 2021, we acquired the remaining 50% membership interest in Winopoly, LLC ("the Full Winopoly Acquisition") in a negotiated transaction. The consideration was $7.8 million, which consisted of $3.4 million of cash at closing, $2.0 million of cash due on January 31, 2022, and $0.5 million of deferred payments due at each of the first and second anniversaries of the closing. We also issued 500,000 shares of fully-vested stock under the Fluent, Inc. 2018 Stock Incentive Plan to certain Winopoly personnel valued at $1.4 million. See Note 13, Business acquisitions, in the Notes to Consolidated Financial Statements.

During the first quarter of 2021, Fluent, LLC redeemed $38.3 million aggregate principal amount of our Refinanced Term Loan due March 26, 2023, prior to maturity, resulting in a loss of $2,964 as a cost of early extinguishment of debt.

On March 31, 2021, Fluent, LLC entered into a credit agreement (the “Credit Agreement”) by and among, Fluent, LLC, certain subsidiaries of Fluent, LLC as guarantors, Citizens Bank, N.A., as administrative agent, lead arranger and bookrunner, and BankUnited, N.A. and Silicon Valley Bank. The Credit Agreement provides for a term loan in the aggregate principal amount of $50.0 million funded on the Closing Date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15.0 million (the "Revolving Loans," and together with the Term Loan, the "New Credit Facility"). As of December 31, 2021, the Credit Agreement has an outstanding principal balance of $46.3 million and matures on March 31, 2026. Principal amortization of the Credit Agreement is $1.3 million per quarter, which commenced with the fiscal quarter ended June 30, 2021.

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

The Credit Agreement requires us to maintain and comply with certain financial and other covenants. While we were in compliance with the financial and other covenants as of December 31, 2021, we cannot assure that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all.

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

Business combinations

The Company records acquisitions pursuant to ASC 805, Business Combinations, by allocating the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and estimated fair values of intangible assets acquired. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired intangible assets, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If actual results are materially lower than originally estimated, it could result in a material impact on our consolidated financial statements in future periods.

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
For the quantitative factors, management utilizes a third-party valuation firm for certain assumptions and analysis including discount rate and market multiples. Management reviews the assumptions and analysis with the valuation firm to ensure reasonableness, although it is inherently uncertain and unpredictable.

As of July 1, 2019, due to the AdParlor Acquisition, the Company determined that it has two reporting units, “Fluent” which represents our core business and “All Other” which represents AdParlor.

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

During the three months ended March 31, 2021, the Company determined that the reduction in operating results of the Fluent reporting unit, along with a decline in the market value of its publicly-traded stock, collectively constituted a triggering event. As such, we conducted an interim test of the fair value of its goodwill for potential impairment as of March 31, 2021. Based on the results of this interim impairment test, which used a combination of the income and market approaches to determine the fair value of the Fluent reporting unit, the Company concluded its goodwill of $160.9 million was not impaired since the results of the interim test indicated that the estimated fair value exceeded its carrying value by approximately 17%.

The Company believes that the assumptions utilized in its interim impairment testing, including the determination of an appropriate discount rate of 14.5%, long-term profitability growth projections, and estimated future cash flows, are reasonable.

As of October 1, 2021, the Company performed our annual goodwill impairment test. Based on the results of this annual test, which used a combination of income and market approaches to determine the fair value of its two reporting units, the Company concluded that Fluent's goodwill of $160.9 million and All Other's goodwill of $4.2 million, were not impaired since the results of the annual test indicated that the estimated fair values exceeded their carrying value by approximately 34.6% and 138.3%, respectively. The Company believes that the assumptions utilized in its interim impairment testing over its two reporting units, including the determination of an appropriate discount rate of 15.0% for Fluent and 15.5% for All Other, long-term profitability growth projections, and estimated future cash flows, are reasonable. The change in the discount rate was attributable to an increase risk of the business model. The risk of future impairment of goodwill exists if actual results, such as lower than expected revenue, profitability, cash flows, market multiples, discount rates and control premiums, differ from the assumptions used in the Company's annual impairment test.

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

Finite-lived intangible assets are evaluated for impairment periodically, or whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable, in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. In evaluating intangible assets for recoverability, we use the best estimate of future cash flows expected to result from the use of the asset and eventual disposition, using assumptions of revenue growth rates, operating expenses and terminal growth rates. These matters are highly uncertain, and different assumptions can result in a materially different estimate of future cash flow. To the extent that estimated future undiscounted cash inflows attributable to the asset, less estimated future undiscounted cash outflows, is less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value.

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. We use a third-party valuation firm to assist us in evaluating asset recoverability.

During the three months ended June 30, 2020, the Company determined that the effects of the macroeconomic conditions arising from the global COVID-19 pandemic and the social unrest throughout the United States, which changed the media buying patterns of certain customers directly impacting the All Other reporting unit, constituted an impairment triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets as of June 30, 2020. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of June 30, 2020, its long-lived assets were not impaired. As of December 31, 2020, the Company assessed whether there were any triggering events that would indicate a potential impairment of its long-lived intangible assets and did not identify any such triggering events or impairment indicators

During the three months ended March 31, 2021, the Company determined that the reduction in operating results of the Fluent reporting unit, along with a decline in the market value of its publicly-traded stock, collectively constituted a triggering event. As such, we conducted an interim test of recoverability of its long-lived assets  as of March 31, 2021. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of March 31, 2021, its long-lived assets were not impaired. As of December 31, 2021, the Company assessed whether there were any triggering events that would indicate a potential impairment of its long-lived intangible assets and did not identify any such triggering events or impairment indicators.

Share-based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under ASC 718, for awards with time-based conditions, we measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize such costs on a straight-line basis over the period the recipient is required to provide service in exchange for the award, which is the vesting period. For awards with market conditions, the Company recognizes costs on a straight-line basis, regardless of whether the market conditions are achieved and the awards ultimately vest. For awards with performance conditions, the Company begins recording share-based compensation when achievement of the performance criteria is deemed probable. The Company recognizes forfeitures as they occur.

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

ASC 740 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs and we consult with external tax counsel as appropriate. Our accounting policy is to accrue interest and penalties related to uncertain tax positions, if and when required, as interest expense and a component of other expenses, respectively, in the consolidated statements of operations.

Recently Issued Accounting Standards

See Note 2, Summary of significant accounting policies, under the caption "(r) Recently issued and adopted accounting standards" in the Notes to Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2021 or that have not yet been required to be implemented and may be applicable to our future operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d–15(e)) as of the end of the period covered by this 2021 Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with the U.S generally accepted accounting principles as of the end of the period covered by this annual report.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton, LLP, as stated in their report on management’s internal control over financial reporting, which is also included in Item 8, “Financial Statements and Supplementary Data,” of this 2021 Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

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

10.4	2015 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015).
10.5	Credit Agreement, dated March 31, 2021, by and among Fluent, LLC, as the borrower, certain subsidiaries of the borrower party thereto, the lenders party thereto, and Citizens Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2021).
10.6	Amendment No. 1 to its Credit Agreement, effective as of September 1, 2021, by and among Fluent, Inc., Fluent, LLC, as Borrower, certain subsidiaries of the Company party thereto, the lenders party thereto, and Citizens Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2021).
10.7	Amendment to IDI, Inc. 2015 Stock Incentive Plan effective June 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement Form S-8 filed on June 3, 2016).+

10.8

Employment Agreement, by and between Fluent, LLC and Donald Patrick, effective as of January 8, 2018 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on March 27, 2018). +

10.9	Amendment to IDI, Inc. 2015 Stock Incentive Plan, effective January 8, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 filed on April 6, 2018).
10.10	Fluent, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2018).
10.11

Employment Agreement, by and between Fluent, Inc. and Ryan Schulke, dated September 11, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 12, 2018). +

10.12

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

March 9, 2022		FLUENT, INC.

	By:	/s/ Donald Patrick
Donald Patrick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald Patrick	Chief Executive Officer	March 9, 2022
Donald Patrick	(Principal Executive Officer)

/s/ Sugandha Khandelwal	Chief Financial Officer	March 9, 2022
Sugandha Khandelwal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Schulke	Chairman and Chief Strategy Officer	March 9, 2022
Ryan Schulke

/s/ Matthew Conlin	Chief Customer Officer and Director	March 9, 2022
Matthew Conlin

/s/ Donald Mathis	Director	March 9, 2022
Donald Mathis

/s/ Carla S. Newell	Director	March 9, 2022
Carla S. Newell

/s/ Barbara Shattuck Kohn	Director	March 9, 2022
Barbara Shattuck Kohn

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fluent, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Fluent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two  years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2022 expressed an unqualified opinion.

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

Evaluation of revenue recognition

As described in Notes 2 and 12 to the financial statements, and disclosed in the consolidated statements of operations, the Company recorded $329.3 million of total revenues for the year ended December 31, 2021, of which $315.9 million related to the Fluent operating segment.

The Company's performance obligation is typically to (1) deliver data records, based on predefined qualifying characteristics specified by the customer or (2) generate conversions, based on predefined user actions and subject to certain qualifying characteristics specified by the customer. We identified revenue recognition as a critical audit matter.

The principal considerations for our determination that revenue recognition is a critical audit matter are (1) the significant level of audit effort required to evaluate the sufficiency and appropriateness of audit evidence when examining the Company’s customer confirmations in combination with cash receipts and other supporting evidence; and (2) evaluating the nature and extent of audit evidence obtained for new revenue contracts or amendments to existing contracts, which require subjective auditor judgement because of the nature of the Company’s revenue contracts and the extent of reliance of third-party evidence.

Our audit procedures related to the evaluation of revenue recognition included the following, among others:

•

With the assistance of our information technology professionals with specialized skills and knowledge, we identified the significant systems, automated controls, and tools used to capture third party customer confirmations, including testing of user access controls and change management controls.

•

We evaluated the design and tested the operating effectiveness of key controls over the Company’s revenue recognition process including controls related to revenue estimates and evaluation of customer confirmations.

•	For a sample of revenue transactions, we performed detailed transaction testing by (1) agreeing the amount recognized to source documentation; (2) comparing the amount of revenue recognized to third party customer confirmations obtained by the Company; and (3) comparing the amount of revenue recognized to subsequent cash remittance advice.

Recoverability of the carrying value of goodwill of the Fluent reporting unit

As described in Notes 2 and 7 to the financial statements, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Goodwill as of December 31, 2021 was $160.9 million for the Fluent reporting unit. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. We identified management’s evaluation of the recoverability of the carrying value of the Fluent reporting unit goodwill as a critical audit matter.

The principal considerations for our determination that management’s evaluation of the recoverability of the carrying value of goodwill of the Fluent reporting unit is a critical audit matter is that the estimate of the fair value requires significant estimates and judgments made by management related to assumptions such as forecasted revenue growth, profitability, discount rate, and the identification of comparable publicly traded companies and market multiples.

Our audit procedures related to the evaluation of the recoverability of the carrying value of goodwill for the Fluent reporting unit included the following, among others:

•	We evaluated the design and tested the operating effectiveness of key internal controls over the determination of the assumptions used to estimate the fair value of the Fluent reporting unit.
•

We assessed the Company’s ability to forecast revenue and operating income by comparing: (1) historical revenue and operating income projections to actual results; and (2) comparing current forecasted projections to historical trends, industry data and underlying business strategies.

•	With the assistance of valuation professionals with specialized skills and knowledge: (1) we reviewed the valuation methodology and tested weighted average cost of capital, including company specific risk premiums for the reporting unit; and (2) we reviewed the reconciliation of the fair value of the Fluent and All Other reporting units to the market capitalization of the Company, including assessing the implied control premium. Our valuation specialist also reviewed the multiples and underlying calculations utilized in the market approach valuation.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

New York, New York

March 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fluent, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Fluent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 9, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York

March 9, 2022

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS:
Cash and cash equivalents	$34,467	$21,087
Accounts receivable, net of allowance for doubtful accounts of $313 and $368, respectively	70,228	62,669
Prepaid expenses and other current assets	2,505	2,435
Total current assets	107,200	86,191
Restricted cash	—	1,480
Property and equipment, net	1,457	2,201
Operating lease right-of-use assets	6,805	8,284
Intangible assets, net	35,747	45,417
Goodwill	165,088	165,088
Other non-current assets	1,885	1,559
Total assets	$318,182	$310,220
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$16,130	$7,692
Accrued expenses and other current liabilities	33,932	31,568
Deferred revenue	651	1,373
Current portion of long-term debt	5,000	7,293
Current portion of operating lease liability	2,227	2,291
Total current liabilities	57,940	50,217
Long-term debt, net	40,329	33,283
Operating lease liability, net	5,692	7,290
Other non-current liabilities	811	2,545
Total liabilities	104,772	93,335
Contingencies (Note 16)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 83,057,083 and 80,295,141, respectively; and Shares outstanding — 78,965,260 and 76,349,274, respectively	42	40
Treasury stock, at cost — 4,091,823 and 3,945,867 shares, respectively	(10,723)	(9,999)
Additional paid-in capital	419,059	411,753
Accumulated deficit	(194,968)	(184,909)
Total shareholders’ equity	213,410	216,885
Total liabilities and shareholders’ equity	$318,182	$310,220

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2021	2020
Revenue	$329,250	$310,719
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	243,716	215,135
Sales and marketing	12,681	11,683
Product development	15,789	12,604
General and administrative	48,205	46,798
Depreciation and amortization	13,170	15,302
Goodwill impairment and write-off of intangible assets	354	818
Total costs and expenses	333,915	302,340
Income (loss) from operations	(4,665)	8,379
Interest expense, net	(2,184)	(5,350)
Loss on early extinguishment of debt	(2,964)	—
Income (loss) before income taxes	(9,813)	3,029
Income tax expense	(246)	(822)
Net income (loss)	$(10,059)	$2,207
Basic and diluted income (loss) per share:
Basic	$(0.13)	$0.03
Diluted	$(0.13)	$0.03
Weighted average number of shares outstanding:
Basic	79,977,313	78,611,145
Diluted	79,977,313	79,525,176

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Additional		Total
	Common stock		Treasury stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	78,642,078	$39	2,768,399	$(8,184)	$406,198	$(187,116)	$210,937
Vesting of restricted stock units and issuance of restricted stock	1,653,063	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	219,795	(515)	—	—	(515)
Repurchase of shares into treasury stock	—	—	657,673	(1,300)	—	—	(1,300)
Exercise of warrants by certain warrant holders (see Note 10)	—	—	300,000	—	—	—	—
Share-based compensation expense	—	—	—	—	5,556	—	5,556
Net income	—	—	—	—	—	2,207	2,207
Balance at December 31, 2020	80,295,141	$40	3,945,867	$(9,999)	$411,753	$(184,909)	$216,885
Vesting of restricted stock units and issuance of stock under incentive plans	2,563,942	2	—	—	1,494	—	1,496
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	145,956	(724)	—	—	(724)
Exercise of stock options	198,000	—	—	—	934	—	934
Share-based compensation expense	—	—	—	—	4,878	—	4,878
Net income	—	—	—	—	—	(10,059)	(10,059)
Balance at December 31, 2021	83,057,083	$42	4,091,823	$(10,723)	$419,059	$(194,968)	$213,410

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,059)	$2,207
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,170	15,302
Non-cash loan amortization expense	432	1,407
Share-based compensation expense	4,761	5,394
Non-cash loss on early extinguishment of debt	2,198	—
Non-cash accrued compensation expense for Put/Call Consideration	3,213	1,775
Non-cash termination Put/Call Consideration	(629)	—
Goodwill impairment	—	817
Write-off of intangible assets	354	1
Provision for bad debts	91	269
Deferred income taxes	198	120
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	(7,650)	(1,990)
Prepaid expenses and other current assets	(70)	(514)
Other non-current assets	(326)	(566)
Operating lease assets and liabilities, net	(183)	(176)
Accounts payable	8,438	(13,882)
Accrued expenses and other current liabilities	(636)	10,026
Deferred revenue	(722)	233
Other	(156)	(125)
Net cash provided by operating activities	12,424	20,298
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	—	(1,426)
Capitalized costs included in intangible assets	(2,957)	(2,783)
Acquisition of property and equipment	(36)	(64)
Net cash used in investing activities	(2,993)	(4,273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	49,624	—
Repayments of long-term debt	(46,735)	(11,802)
Exercise of stock options	934	—
Prepayment penalty on debt extinguishment	(766)	—
Taxes paid related to net share settlement of vesting of restricted stock units	(724)	(515)
Proceeds from the issuance of stock	136	—
Repurchase of treasury stock	—	(1,300)
Net cash provided by (used in) financing activities	2,469	(13,617)
Net increase in cash, cash equivalents and restricted cash	11,900	2,408
Cash, cash equivalents and restricted cash at beginning of period	22,567	20,159
Cash, cash equivalents and restricted cash at end of period	$34,467	$22,567

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,722	$3,804
Cash paid for income taxes	$356	$843
Share-based compensation capitalized in intangible assets	$117	$162

See notes to consolidated financial statements

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities and organization

Principal activities

Fluent, Inc. (“Fluent,” or the “Company”), a Delaware corporation, is an industry leader in data-driven digital marketing services. The Company primarily performs customer acquisition services by operating highly scalable digital marketing campaigns, through which the Company connects its advertiser clients with consumers they are seeking to reach. The Company delivers data and performance-based marketing executions to its clients, which in 2021 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Financial Products & Services, Media & Entertainment, Health & Wellness, Staffing & Recruitment and Retail & Consumer.

2. Summary of significant accounting policies

(a) Basis of preparation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC").

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

(c) Cash, cash equivalents and restricted cash

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. Restricted cash included a separately maintained cash account, that had been required under the terms of a lease agreement the Company entered into on October 10, 2018 for office space in New York City.

The Company’s cash, cash equivalents and restricted cash are held in major financial institutions located in the United States, which have high credit ratings. As of December 31, 2021 and 2020, cash and cash equivalents were available for use in servicing the Company's debt obligations and general operating purposes.

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

(d) Accounts receivable and allowance for doubtful accounts

Accounts receivables are due from customers, which are generally unsecured, and consist of amounts earned but not yet collected. None of the Company’s accounts receivable bear interest.

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

Movements within the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
(In thousands)	2021	2020
Beginning balance	$368	$1,967
Charges to expenses	91	269
Write-offs	(146)	(1,868)
Ending balance	$313	$368

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

Years
Computer and network equipment	5
Furniture, fixtures and office equipment	7
Leasehold improvements	6 - 7

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

For the year ended December 31, 2021, the Company determined the value of intangible assets was recoverable except for certain internally developed software costs, as discussed in Note 6, Intangible assets, net. As of  December 31, 2021 and 2020, the Company reviewed the indicators for impairment and concluded that no impairment of its finite-lived intangible assets existed.

(h) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2021 and 2020, the goodwill balance relates to the acquisition of Interactive Data, LLC, the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition and the Winopoly Acquisition (as defined in Note 6, Intangible assets, net).

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

The fair value of the Company’s cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments. As of December 31, 2021, the Company regards the fair value of its long-term debt to approximate its carrying value. This fair value assessment represents a Level 2 measurement. See Note 8, Long-term debt, net.

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

Revenue is recognized upon satisfaction of associated performance obligations. The Company's customers simultaneously receive and consume the benefits provided, which satisfies the Company's performance obligations. Furthermore, the Company elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure of progress, since the Company has a right to payment from a customer in an amount that corresponds directly with the value of the performance completed to date. The Company's revenue arrangements do not contain significant financing components. The Company has further concluded that revenue does not require disaggregation.

For each identified performance obligation in a contract with a customer, the Company assesses whether it or the third-party supplier is the principal or agent. In arrangements where Fluent has substantive control of the specified goods and services, is primarily responsible for the integration of products and services into the final deliverable to the customer, has inventory risk and discretion in establishing pricing, Fluent is considered to have acted as the principal. For performance obligations in which Fluent also acts as principal, the Company records the gross amount billed to the customer within revenue and the related incremental direct costs incurred as cost of revenue. If the third-party supplier, rather than Fluent, is primarily responsible for the performance and deliverable to the customer, and Fluent solely arranges for the third-party supplier to provide services to the customer, Fluent is considered to have acted as the agent. For performance obligations for which Fluent so acts as the agent, the net fees on such transactions are recorded as revenue, with no associated costs of revenue for the Company.

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of December 31, 2021 and 2020, the balance of deferred revenue was $651 and $1,373, respectively. The majority of the deferred revenue balance as of  December 31, 2021 will be recognized into revenue during the first quarter of 2022.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of December 31, 2021 and 2020, unbilled revenue included in accounts receivable was $31,842 and $28,337, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

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

(l) Advertising costs

Advertising costs are charged to operations as incurred. For the years ended December 31, 2021 and 2020, advertising costs, included in sales and marketing expenses, were $661 and $835, respectively.

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

(p) Segment data

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in making decisions regarding resource allocation and performance assessment. The Company defines the term “chief operating decision maker” to be its chief executive officer. The Company has determined it has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results of AdParlor, LLC, a digital advertising solution for social media buying and is included in segment reporting for purposes of reconciliation of the respective balances to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

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

In  March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The ASU is effective for all entities as of  March 12, 2020 through  December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and does not anticipate having a material impact.

On  January 1, 2021, FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions and improving the application of existing guidance. The new guidance is effective for annual and interim periods beginning after  December 15, 2020. The adoption of ASU 2019-12 on  January 1, 2021 did not have a material effect on our consolidated financial statements.

3. Income (loss) per share

For the years ended  December 31, 2021 and 2020 basic and diluted income (loss) per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2021	2020
Numerator:
Net income (loss)	$(10,059)	$2,207
Denominator:
Weighted average shares outstanding	78,139,517	76,206,262
Weighted average restricted shares vested not delivered	1,837,796	2,404,883
Total basic weighted average shares outstanding	79,977,313	78,611,145
Dilutive effect of assumed conversion of restricted stock units	—	912,365
Dilutive effect of assumed conversion of stock options	—	1,666
Total diluted weighted average shares outstanding	79,977,313	79,525,176
Basic and diluted income (loss) per share:
Basic	$(0.13)	$0.03
Diluted	$(0.13)	$0.03

Based on exercise prices compared to the average stock prices for the years ended December 31, 2021 and 2020, certain stock equivalents, including stock options and warrants, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Year Ended December 31,
	2021	2020
Restricted stock units	3,111,320	1,492,760
Stock options	2,204,000	2,294,000
Warrants	833,333	833,333
Total anti-dilutive securities	6,148,653	4,620,093

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

The Company is party to several noncancelable operating and financing lease agreements that have original lease periods expiring between 2022 and 2025. Although certain leases include options to renew, the Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees, nor material restrictive covenants. Effective October 10, 2018, the Company entered into a seven-year operating lease agreement for approximately 42,685 square feet of office space in New York City. In connection with this lease agreement, the Company was required to establish and maintain a $1,480 cash collateral account, which had been recorded in restricted cash on the consolidated balance sheets and was released as of December 31, 2021. The Company still maintains a letter of credit of $1,480 as of December 31, 2021. Additionally, the Company obtained the right to use certain furniture, fixtures and office equipment already installed in the new office space, which the Company has treated as a capital lease.

For the year ended December 31, 2021 and 2020, the components of lease costs are as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Operating leases:
Rent expense	$2,477	$2,105
Financing lease:
Leased furniture, fixtures and office equipment depreciation expense	292	292
Interest expense	32	38
Short-term leases:
Rent expense	—	439
Total lease costs	$2,801	$2,874

As of December 31, 2021 and 2020, the weighted average lease-term and discount rate of the Company's leases are as follows:

	December 31, 2021
	Operating Leases	Financing Lease
Weighted average remaining lease-term (in years)	3.9	3.9
Weighted average discount rate	4.9%	5.0%

As of December 31, 2021, scheduled future maturities of the Company's lease liabilities are as follows:

(In thousands)	December 31, 2021
Year	Operating Leases	Financing Lease
2022	$2,228	$158
2023	2,293	169
2024	2,296	169
2025	1,890	142
Total undiscounted cash flows	8,707	638
Less: imputed interest	(788)	(58)
Present value of lease liabilities	$7,919	$580

For the year ended December 31, 2021 and 2020, supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$2,287	$2,282
Operating cash flows used for financing lease	$32	$38
Lease liabilities related to the acquisition of right-of-use assets:
Operating leases	$209	$—

5. Property and equipment, net

Property and equipment, net consists of the following:

(In thousands)	December 31, 2021	December 31, 2020
Computer and network equipment	$572	$535
Furniture, fixtures and office equipment	966	966
Leased furniture, fixtures and office equipment	875	875
Leasehold improvements	1,290	1,290
Total cost of property and equipment	3,703	3,666
Less: accumulated depreciation and amortization	(2,246)	(1,465)
Property and equipment, net	$1,457	$2,201

For the years ended December 31, 2021 and 2020, depreciation of property and equipment was $780 and $771, respectively.

6. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

(In thousands)	Amortization period (years)	December 31, 2021	December 31, 2020
Gross amount:
Software developed for internal use	3	$9,552	$7,376
Acquired proprietary technology	3 - 5	14,844	14,788
Customer relationships	5 - 10	37,886	37,886
Trade names	4 - 20	16,657	16,657
Domain names	20	191	191
Databases	5 - 10	31,292	31,292
Non-competition agreements	2 - 5	1,768	1,768
		112,190	109,958
Accumulated amortization:
Software developed for internal use		(5,263)	(3,551)
Acquired proprietary technology		(13,402)	(12,474)
Customer relationships		(29,948)	(24,657)
Trade names		(5,145)	(4,252)
Domain names		(58)	(48)
Databases		(20,859)	(17,791)
Non-competition agreements		(1,768)	(1,768)
		(76,443)	(64,541)
Net intangible assets:
Software developed for internal use		4,289	3,825
Acquired proprietary technology		1,442	2,314
Customer relationships		7,938	13,229
Trade names		11,512	12,405
Domain names		133	143
Databases		10,433	13,501
		$35,747	$45,417

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"); the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"); the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"); and the acquisition of 50% interest in Winopoly, LLC (the "Initial Winopoly Acquisition"), effective April 1, 2020 (as further discussed in Note 13, Business acquisitions). In connection with the Initial Winopoly Acquisition, the Company recorded 100% equity ownership for GAAP purposes, and no further intangible assets were acquired in connection with the Full Winopoly Acquisition described in Note 13, Business acquisition.

During the three months ended  March 31, 2021, the Company determined that the reduction in operating results of the Fluent reporting unit, along with a decline in the market value of its publicly-traded stock, collectively constituted a triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of  March 31, 2021, its long-lived assets were not impaired. Management believes that the assumptions utilized in this interim impairment testing, including the estimation of future cash flows, were reasonable. The Company has determined that no additional triggering event had occurred during the remainder of 2021 requiring further impairment assessments for its long-lived assets.

For the years ended December 31, 2021 and 2020, amortization expenses related to intangible assets, and included in depreciation and amortization expenses in the Company's consolidated statements of operations, were $12,390 and $14,531, respectively.

For the years ended December 31, 2021 and 2020, the Company capitalized $3,074 and $2,945, respectively, most of which was related to internally developed software, and wrote off $354 and $0, respectively, due to abandonment of certain internally developed software whose net carrying values were not recoverable. In addition, for the years ended December 31, 2020, the Company recorded $1,400 for the Initial Winopoly Acquisition.

As of December 31, 2021, estimated amortization expenses related to the Company’s intangible assets for 2022 through 2027 and thereafter are as follows:

(In thousands)
Year	December 31, 2021
2022	$11,936
2023	6,651
2024	4,700
2025	4,024
2026	1,041
2027 and thereafter	7,395
Total	$35,747

7. Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2021, the goodwill balance relates to the acquisition of Interactive Data, LLC, the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition and the Initial Winopoly Acquisition (as further discussed in Note 13, Business acquisitions). In connection with the Initial Winopoly Acquisition, the Company recorded 100% equity ownership for GAAP purposes, and no further goodwill was acquired in connection with the Full Winopoly Acquisition as described in Note 13, Business acquisition. As of December 31, 2021 and 2020, the change in the carrying value of goodwill for our operating segments (as defined in Note 12, Segment information), are listed below:

(In thousands)	Fluent	All Other	Total
Balance at Ended December 31, 2019	$160,922	$4,983	$165,905
Goodwill impairment	—	(817)	(817)
Balance at December 31, 2020	160,922	4,166	165,088
Goodwill impairment	—	—	—
Balance at December 31, 2021	$160,922	$4,166	$165,088

As of December 31, 2021, net goodwill was comprised of gross goodwill of $165,905 and accumulated impairment of $817.

During the three months ended  March 31, 2021, the Company determined that the reduction in operating results of the Fluent reporting unit, along with a decline in the market value of its publicly-traded stock, collectively constituted a triggering event. As such, the Company conducted an interim test of the fair value of its goodwill for potential impairment. Based on the results as of  March 31, 2021, which used a combination of the income and market approaches to determine the fair value of the Fluent reporting unit, the Company concluded its goodwill of $160,922 was not impaired since the results of the interim test indicated that the estimated fair value exceeded its carrying value by approximately 17%. The Company believes that the assumptions utilized in its interim impairment testing, including the determination of an appropriate discount rate of 14.5%, long-term profitability growth projections, and estimated future cash flows, are reasonable. The risk of future impairment of goodwill exists if actual results, such as lower than expected revenue, profitability, cash flows, market multiples, discount rates and control premiums, differ from the assumptions used in the Company's interim impairment test. The Company determined no additional triggering event had occurred during the remainder of 2021 that would require further interim impairment assessments for its remaining goodwill.

As of  October 1, 2021, the Company performed our annual goodwill impairment test. Based on the results of this annual test, which used a combination of income and market approaches to determine the fair value of its two reporting units, the Company concluded that Fluent's goodwill of $160.9 million and All Other's goodwill of $4.2 million, were not impaired since the results of the annual test indicated that the estimated fair values exceeded their carrying value by approximately 34.6% and 138.3%, respectively.

8. Long-term debt, net

Long-term debt, net, related to the Refinanced Term Loan and Note Payable (as defined below) consisted of the following:

(In thousands)	December 31, 2021	December 31, 2020
Refinanced Term Loan due 2023 (less unamortized discount of $0 and $2,386, respectively)	$—	$39,350
New Credit Facility Term Loan due 2026 (less unamortized discount and financing costs of $921 and $0, respectively)	45,329	—
Note Payable due 2021 (less unamortized discount of $0 and $24, respectively)	—	1,226
Long-term debt, net	45,329	40,576
Less: Current portion of long-term debt	(5,000)	(7,293)
Long-term debt, net (non-current)	$40,329	$33,283

Refinanced Term Loan

On  March 31, 2021, Fluent, LLC redeemed in full $38,318 aggregate principal amount of its prior term loan entered into on  December 8, 2015 and due  March 26, 2023 (the "Refinanced Term Loan"), prior to maturity, resulting in a loss of $2,964 as a cost of early extinguishment of debt

New Credit Facility

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

The Credit Agreement matures on  March 31, 2026 and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended  June 30, 2021. At  December 31, 2021, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

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

Maturities

As of December 31, 2021, scheduled future maturities of the Credit Agreement, including the required principal prepayment based on a portion of the Company's quarterly excess cash flow and excluding potential future additional principal prepayments, are as follows:

(In thousands)
Year
2022	$5,000
2023	5,000
2024	5,000
2025	5,000
2026	26,250
Total maturities	$46,250

Fair value

As of December 31, 2021, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

9. Income taxes

The Company is subject to federal and state income taxes in the United States. For the years ended December 31, 2021 and 2020, the expense for income taxes on income (loss) from operations consisted of the following:

	Year Ended December 31
(In thousands)	2021	2020
Current:
Federal	$—	$—
State	(108)	705
Foreign	156	(3)
Total current	48	702
Deferred:
Federal	(3,494)	1,882
State	(813)	459
Foreign	(102)	128
Less: valuation allowance	4,607	(2,349)
Total deferred	198	120
Income tax expense	$246	$822

For the years ended December 31, 2021 and 2020, reconciliation of the Company's effective income tax rate to the U.S. corporate statutory income tax rate is as follows:

	Year Ended December 31,
(In thousands)	2021		2020
Income tax expense at federal statutory rate	$(2,061)	21.0%	$636	21.0%
Share-based compensation shortfall (windfall)	(876)	8.9	(10)	(0.3)
Effect of state taxes, net of federal tax benefit	(915)	9.3	1,016	33.5
Non-deductible items	(1,007)	10.3	845	27.9
Return to provision adjustment	9	(0.1)	(84)	(2.8)
Foreign rate difference	13	(0.1)	25	0.8
Minority interest	303	(3.1)	154	5
Deferred only adjustments	214	(2.2)	579	19.1
Other	(41)	0.4	10	0.3
Change in valuation allowance	4,607	(46.9)	(2,349)	(77.6)
Income tax expense	$246	(2.5)%	$822	27.1%

As of December 31, 2021 and 2020, the components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$3,348	$2,262
Share-based compensation	5,489	6,115
Interest expense limitation	521	—
Accounts receivable, net	79	94
Investment in Winopoly	—	242
Acquisition costs	891	—
Operating lease liability	1,990	2,386
Other	203	247
	12,521	11,346
Valuation allowance	(7,130)	(2,523)
	5,391	8,823
Deferred tax liabilities:
Intangible assets	(3,757)	(6,536)
Operating lease right-of-use asset	(1,710)	(2,056)
Deferred revenue	—	—
Property and equipment, net	(323)	(432)
	(5,790)	(9,024)
Net deferred tax liability	$(399)	$(201)

As of December 31, 2021, the Company has federal net operating losses of $14,662, of which $647 begin to expire in 2037, and $14,014 which can be carried forward indefinitely. As of December 31, 2021, the Company has state net operating loss carryforwards of $29,115, which begin to expire in 2028.

As of December 31, 2021 and 2020, the Company recorded a full valuation allowance against its net deferred tax assets of $7,130 and $2,523, respectively. For the year ended December 31, 2021, the increase in the valuation allowance is primarily a result of the movement in the net deferred tax asset in the current year driven by the current year loss and the Full Winopoly Acquisition. The Company intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company files tax returns in federal and certain state and local jurisdictions. The 2018 tax year is the earliest tax year that remains subject to examination by the Federal taxing authority and the 2017 tax year for the major jurisdictions: California, New York and New York City. Due to utilization of net operating losses in subsequent periods with open statutes, tax years 2014 and forward remain open to examination by taxing authorities until the statute is closed on the tax year in which the net operating loss was utilized.

For the years ended December 31, 2021 and 2020, reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, consists of the following:

	Year Ended December 31,
(In thousands)	2021	2020
Unrecognized tax benefits, opening balance	$1,480	$1,480
Increase in unrecognized tax benefits	—	—
Unrecognized tax benefits, ending balance	$1,480	$1,480

The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of December 31, 2021, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

On  March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations, including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The impact of the CARES Act did not have a material impact to the Company's consolidated financial statements.

10. Common stock, treasury stock and warrants

Common stock

As of December 31, 2021, 2020 and 2019, the number of issued shares of common stock was 83,057,083, 80,295,141 and 78,642,078, respectively, which included shares of treasury stock of 4,091,823, 3,945,867 and 2,768,399, respectively.

For the year ended December 31, 2021, the change in the number of issued shares of common stock comprised the following issuances:

•

An aggregate of 2,563,942 shares of common stock were issued as a result of the vesting of RSUs and included 145,956 shares of common stock withheld to cover withholding taxes upon such vesting, which are reflected as additions to treasury stock in the consolidated statements of changes in shareholders' equity.

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

Treasury stock

As of December 31, 2021, 2020 and 2019, the Company held 4,091,823, 3,945,867 and 2,768,399 shares in treasury, with a cost of $10,723, $9,999 and $8,184, respectively. The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market.

For the year ended December 31, 2021, 145,956 shares were withheld to cover withholding taxes owed by certain employees, all of which were taken into treasury stock.

For the year ended December 31, 2020, 219,975 shares were withheld to cover withholding taxes owed by certain employees, all of which were taken into treasury stock. During the year ended December 31, 2020,the Company repurchased 657,673 of its own shares as part of a stock repurchase program authorized by the Company's Board of Directors on  November 19, 2019, and 300,000 shares of common stock upon exercise of the Put Right (see Warrants, below).

Warrants

As of December 31, 2021, 2020 and 2019, warrants to purchase an aggregate of 833,333, 833,333 and 2,398,776 shares of common stock were outstanding, respectively. The current exercise prices for outstanding issuances range from 3.75 to 6.00 per share.

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

Preferred stock

As of December 31, 2021 and 2020, the Company had 10 million shares of blank-check preferred stock with par value of $0.0001 per share authorized. No shares of preferred stock have been issued or are outstanding.

11. Share-based compensation

As of December 31, 2021, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan (the "2015 Plan") and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,396,526 shares of common stock. As of December 31, 2021, there were 683,958 shares of common stock reserved for issuance under the 2018 Plan. The primary purpose of the plans is to attract, retain, reward and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on  February 1, 2019,  December 20, 2019, March 1, 2020 and  March 1, 2021, respectively, under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125%, 133.33%, 133.3% and 133.33%, respectively, of the exercise prices for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise prices for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of December 31, 2021, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$2.81	$1.58	$1.46	$4.34
Fair value higher range	$2.86	$1.61	$1.49	$4.43
Exercise price	$4.72	$2.56	$2.33	$6.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

For the years ended December 31, 2021 and 2020, the activity related to stock options consisted of the following:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2019	2,120,000	$5.21	8.7	$—
Granted	478,000	$2.48	9.0	1,228
Forfeited	(257,000)
Expired	(47,000)
Outstanding as of December 31, 2020	2,294,000	$4.34	8.0	2,256
Granted	108,000	$6.33	9.7	—
Forfeited	—
Exercised	(198,000)
Outstanding as of December 31, 2021	2,204,000	$4.41	7.1	$—
Options exercisable as of December 31, 2021	1,307,000	$4.06	7.0	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the years ended December 31, 2021 and 2020, the unvested balance of options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Unvested as of December 31, 2020	1,225,000	$3.93	8.4
Granted	108,000	$6.33	9.7
Forfeited	—
Vested	(436,000)
Unvested as of December 31, 2021	897,000	$4.91	7.3

For the years ended December 31, 2021 and 2020, compensation expense recognized for stock options of $499 and $996, respectively was recognized in sales and marketing, product development and general and administrative expenses in the consolidated statement of operations. As of December 31, 2021, there was $125 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the years ended December 31, 2021 and 2020, details of unvested restricted stock units ("RSUs") and restricted stock activity were as follows:

		Weighted average
	Number of units	grant date fair value
Unvested as of December 31, 2019	3,394,370	$8.03
Granted	1,663,532	$2.03
Vested and delivered	(1,433,268)	$3.59
Withheld as treasury stock (1)	(219,795)	$4.06
Vested not delivered (2)	525,334	$2.84
Forfeited	(553,076)	$3.47
Unvested as of December 31, 2020	3,377,097	$7.09
Granted	2,036,561	$4.24
Vested and delivered	(2,417,986)	$2.90
Withheld as treasury stock (1)	(145,956)	$4.65
Vested not delivered (2)	570,335	$2.70
Forfeited	(308,730)	$4.57
Unvested as of December 31, 2021	3,111,321	$8.03

(1)

As discussed in Note 10, Common stock, treasury stock and warrants, the increase in treasury stock was primarily attributable to shares withheld to cover statutory withholding taxes upon the vesting of RSUs. As of December 31, 2021 and 2020, there were 4,091,823 and 3,945,867 outstanding shares of treasury stock, respectively.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. During the year ended December 31, 2021, there was a net decrease of 570,335 shares included in vested not delivered balance as a result of the delivery of 650,333 shares, partially offset by the vesting of 79,998 shares with deferred delivery election. During the year ended December 31, 2020, there was a net decrease of 525,334 shares included in vested not delivered balance as a result of the delivery of 655,333 shares, partially offset by the vesting of 129,999 shares with deferred delivery election. As of December 31, 2021 and 2020, there were 1,691,666 and 2,262,001 outstanding RSUs included in vested not delivered, respectively.

For the years ended December 31, 2021 and 2020, the Company recognized compensation expense for RSUs and restricted stock of $4,379 and $4,560, respectively, in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets. As of December 31, 2021, there was $8,202 of unrecognized share-based compensation with respect to outstanding RSUs and restricted stock. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of December 31, 2021, unrecognized share-based compensation expense associated with the granted RSUs, restricted stock and stock options is $8,327, which is expected to be recognized over a weighted average period of 2.0 years. For the years ended December 31, 2021 and 2020, share-based compensation for the Company’s equity awards were allocated to the following lines in the consolidated financial statements:

	Year Ended December 31,
(In thousands)	2021	2020
Sales and marketing	$763	$822
Product development	879	1,099
General and administrative	3,119	3,473
Share-based compensation expense	4,761	5,394
Capitalized in intangible assets	117	162
Total share-based compensation	$4,878	$5,556

On  May 13, 2021, the Company's then-CEO and then-President purchased a total of 50,000 shares from the Company for cash under the 2018 Stock Incentive Plan. The per share purchase price for each transaction was the closing price reported on Nasdaq on the date of purchase.

12. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is segment EBITDA. As of December 31, 2021, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents operating results of AdParlor, LLC and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Year Ended December 31,
(In thousands)	2021	2020
Fluent segment revenue:
United States	$247,320	$258,819
International	68,539	45,262
Fluent segment revenue	$315,859	$304,081
All Other segment revenue:
United States	$13,311	$6,327
International	80	311
All Other segment revenue	$13,391	$6,638
Segment EBITDA
Fluent segment EBITDA	$7,231	$25,119
All Other segment EBITDA	1,274	(1,438)
Total EBITDA	8,505	23,681
Depreciation and amortization	13,170	15,302
Total income from operations	$(4,665)	$8,379

	December 31,	December 31,
(In thousands)	2021	2020
Total assets:
Fluent	$297,768	$292,616
All Other	20,414	17,604
Total assets	$318,182	$310,220

As of December 31, 2021, long-lived assets are all located in the United States.

For the year ended  December 31, 2021, the Company identified an international customer within the Fluent segment with revenue in the amount of $38.6 million that represents 11.7% of consolidated revenue.

13. Business acquisition

Winopoly acquisition

On April 1, 2020, the Company acquired, through a wholly owned subsidiary, a 50% membership interest in Winopoly, LLC (the "Initial Winopoly Acquisition") for a deemed purchase price of $2,553, which consisted of $1,553 in cash and contingent consideration with a fair value of $1,000, payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. As of the first quarter of 2021, the initial contingent consideration of $1,000 had been paid based on specific revenue targets having been met. On May 17, 2021, additional contingent consideration that was not previously deemed to be probable of payment in the amount of $500 was paid based on a specific revenue target having been met. Winopoly, LLC is a contact center operation, which serves as a marketplace that matches consumers sourced by Fluent with advertiser clients. In accordance with ASC 805, the Company determined that the Initial Winopoly Acquisition constituted the purchase of a business. For the year ended  December 31, 2020, the Company incurred transaction-related expenses of $169 in connection with the acquisition, which are recorded in general and administrative expenses in the consolidated statements of operations. Assets and revenues of Winopoly, LLC totaled 0.9% and 1.7%, respectively, of the Company's consolidated financial statements at and for the year ended  December 31, 2020 and are included in the Fluent operating segment.

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

On  September 1, 2021, the Company acquired the remaining 50% membership interest in Winopoly (the “Full Winopoly Acquisition”) in a negotiated transaction. The consideration was $7,785, which consisted of $3,425 of cash at closing, $2,000 of cash due on  January 31, 2022, and $500 of deferred payments due at both the first and second anniversary of the closing. The Company also issued 500,000 shares of fully-vested stock under the Fluent, Inc. 2018 Stock Incentive Plan to certain Winopoly personnel valued at $1,360. Certain seller parties entered into employment and non-competition agreements with Company in connection with the Full Winopoly Acquisition. As a result, the Put/Call Consideration was terminated, partially offsetting the consideration paid in the Full Winopoly Acquisition, resulting in a net expense of $3,201 on the date of the Full Winopoly Acquisition which was recorded as general and administrative and product development expenses. For the year ended  December 31, 2021, the Company incurred transaction related costs of $28 in connection with the Full Winopoly Acquisition which are also recorded as general and administrative expenses.

Although the sellers maintained an equity interest in Winopoly, LLC through August 31, 2021, the Company had deemed this equity interest to be non-substantive in nature, as the sellers would primarily benefit from the Initial Winopoly Acquisition based on periodic distributions of the earnings of Winopoly, LLC and the Put/Call Consideration, both of which were dependent on the sellers' continued service. Without providing service, the sellers could benefit from their pro rata share of the proceeds upon a third-party sale or liquidation of Winopoly, LLC; however, such a liquidity event was considered unlikely. Therefore, no non-controlling interest had been recognized. Periodic distributions for services rendered were recorded as compensation expense. In addition, the Company had estimated the amount of the Put/Call Consideration, which was accreted over the six year estimated service period, consisted of the estimated four years until the put/call could be exercised and the additional two-year service requirement. For the years ended December 31, 2021 and December 30, 2020, compensation expense of $3,213 and $1,775, respectively, related to the Put/Call Consideration was recorded in general and administrative on the consolidated statement of operations, which had a corresponding liability in other non-current liabilities on the consolidated balance sheet.

14. Variable Interest Entity

The Company determined that, following the Initial Winopoly Acquisition, Winopoly, LLC qualified as a VIE, for which the Company was the primary beneficiary (as discussed in Note 13, Business acquisitions). A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date.

The Company's conclusion that Winopoly was a VIE, and the Company was its primary beneficiary, derived from contractual arrangements that provided the Company with control over certain activities that most significantly impact its economic performance. These significant activities include the compliance practices of Winopoly, LLC and the Company's provisioning of leads that Winopoly, LLC used to generate its revenue, which ultimately gave the Company its controlling interest. The Company therefore consolidated Winopoly, LLC in its consolidated financial statements from the inception of the Initial Winopoly Acquisition, inclusive of deemed compensation expense to the sellers for services rendered. On September 1, 2021, the Company completed the Full Winopoly Acquisition and Winopoly's status as a VIE terminated (see Note 6, Intangible assets, net, Note 7, Goodwill and Note 13, Business acquisition).

15. Related party transactions

For the years ended December 31, 2021 and 2020, the Company recognized revenue from a client in which the then-CEO holds a significant ownership interest. Accounts receivable for this client were $0 and $137 as of December 31, 2021 and 2020, respectively.  For the years ended December 31, 2021 and 2020, the Company recognized revenue from this client of $33 and $356, respectively, and incurred expenses from this client of $0 and $1, respectively. In accordance with Company's policies and procedures for determining allowances for doubtful accounts and write-offs, the Company wrote-off the outstanding accounts receivable from this client as of  June 30, 2021.

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

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On  May 6, 2021, the Company and the NY AG executed an Assurance of Discontinuance (the “AOD”) to resolve this matter. The AOD imposed injunctive provisions on the Company’s practices with regard to political advocacy campaigns, most of which the Company had already implemented, and imposed a $3.7 million penalty, which was in line with the Company's accrual and paid in full as of  June 30, 2021.

On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. On March 12, 2020, the Company received a subpoena from the Office of the Attorney General of the District of Columbia ("DC AG") regarding the same issue. The Company has been fully cooperating with the DOJ and the DC AG. The Company has not been contacted by either the DOJ or the DC OAG since the AOD was executed.

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