Form 10-Q
period 2022-03-31
Fluent, Inc.
filed 2022-05-10
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, the registrant had 79,798,165 shares of common stock outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$28,944	$34,467
Accounts receivable, net of allowance for doubtful accounts of $368 and $313, respectively	65,023	70,228
Prepaid expenses and other current assets	2,138	2,505
Total current assets	96,105	107,200
Property and equipment, net	1,298	1,457
Operating lease right-of-use assets	6,369	6,805
Intangible assets, net	34,938	35,747
Goodwill	166,180	165,088
Other non-current assets	1,905	1,885
Total assets	$306,795	$318,182
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$12,782	$16,130
Accrued expenses and other current liabilities	28,823	33,932
Deferred revenue	701	651
Current portion of long-term debt	5,000	5,000
Current portion of operating lease liability	2,228	2,227
Total current liabilities	49,534	57,940
Long-term debt, net	39,147	40,329
Operating lease liability	5,213	5,692
Other non-current liabilities	726	811
Total liabilities	94,620	104,772
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 83,983,587 and 83,057,083, respectively; and Shares outstanding — 79,683,435 and 78,965,260, respectively (Note 7)	42	42
Treasury stock, at cost — 4,300,152 and 4,091,823 Shares, respectively (Note 7)	(11,171)	(10,723)
Additional paid-in capital	420,285	419,059
Accumulated deficit	(196,981)	(194,968)
Total shareholders' equity	212,175	213,410
Total liabilities and shareholders' equity	$306,795	$318,182

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$89,063	$70,170
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	67,562	50,990
Sales and marketing	3,852	2,961
Product development	4,556	3,434
General and administrative	11,287	11,699
Depreciation and amortization	3,307	3,373
Write-off of intangible assets	128	—
Total costs and expenses	90,692	72,457
Loss from operations	(1,629)	(2,287)
Interest expense, net	(384)	(1,008)
Loss on early extinguishment of debt	—	(2,964)
Loss before income taxes	(2,013)	(6,259)
Income tax benefit	—	1
Net loss	$(2,013)	$(6,258)

Basic and diluted loss per share:
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)

Weighted average number of shares outstanding:
Basic	80,889,052	81,892,593
Diluted	80,889,052	81,892,593

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	83,057,083	$42	4,091,823	$(10,723)	$419,059	$(194,968)	$213,410
Vesting of restricted stock units and issuance of stock under incentive plans	926,504	—	—	—	211	—	211
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	208,329	(448)	—	—	(448)
Share-based compensation	—	—	—	—	1,015	—	1,015
Net loss	—	—	—	—	—	(2,013)	(2,013)
Balance at March 31, 2022	83,983,587	$42	4,300,152	$(11,171)	$420,285	$(196,981)	$212,175

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	80,295,141	$40	3,945,867	$(9,999)	$411,753	$(184,909)	$216,885
Vesting of restricted stock units and issuance of stock under incentive plans	1,735,682	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	109,144	(624)	—	—	(624)
Exercise of stock options	198,000	—	—	—	934	—	934
Share-based compensation	—	—	—	—	1,272	—	1,272
Net loss	—	—	—	—	—	(6,258)	(6,258)
Balance at March 31, 2021	82,228,823	$41	4,055,011	$(10,623)	$413,958	$(191,167)	$212,209

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,013)	$(6,258)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,307	3,373
Non-cash loan amortization expense	68	202
Share-based compensation expense	988	1,231
Non-cash loss on early extinguishment of debt	—	2,198
Non-cash accrued compensation expense for Put/Call Consideration	—	1,746
Write-off of intangible assets	128	—
Provision for bad debt	81	(99)
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	5,127	4,764
Prepaid expenses and other current assets	451	(868)
Other non-current assets	(13)	(196)
Operating lease assets and liabilities, net	(42)	(45)
Accounts payable	(3,348)	5,792
Accrued expenses and other current liabilities	(6,251)	(7,393)
Deferred revenue	(174)	562
Other	(85)	(32)
Net cash (used in) provided by operating activities	(1,776)	4,977
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(1,071)	(816)
Business acquisition, net of cash acquired	(971)	—
Acquisition of property and equipment	(7)	(20)
Net cash used in investing activities	(2,049)	(836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	—	49,624
Repayments of long-term debt	(1,250)	(41,736)
Exercise of stock options	—	934
Prepayment penalty on debt extinguishment	—	(766)
Taxes paid related to net share settlement of vesting of restricted stock units	(448)	(624)
Net cash (used in) provided by financing activities	(1,698)	7,432
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,523)	11,573
Cash, cash equivalents and restricted cash at beginning of period	34,467	22,567
Cash, cash equivalents and restricted cash at end of period	$28,944	$34,140
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$301	$772
Cash paid for income taxes	$34	$15
Share-based compensation capitalized in intangible assets	$27	$41
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Liability incurred for deferred payment in connection with True North acquisition	$860	$—
Contingent consideration in connection with True North acquisition	$250	$—
Equity issued in connection with True North acquisition	$211	$—

See notes to consolidated financial statements

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended March 31, 2022 and 2021, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2022.

From time to time, the Company may enter into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. From April 1, 2020 through August 31, 2021, the Company had included Winopoly, LLC ("Winopoly") in its consolidated financial statements as a VIE (as further discussed in Note 11, Business acquisition and Note 12, Variable Interest Entity). Beginning September 1, 2021, Winopoly is a wholly-owned subsidiary of the Company.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended  December 31, 2021 ("2021 Form 10-K") filed with the SEC on March 9, 2021. The consolidated balance sheet as of  December 31, 2021 included herein was derived from the audited financial statements as of that date included in the 2021 Form 10-K.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Recently issued and adopted accounting standards

In January 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2016-13, Financial Instruments—Credit Losses ("Topic 326"), and additional changes, modifications, clarifications or interpretations thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amounts expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform : Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("Topic 848"), which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and does not anticipate having material impact.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

(c) Revenue recognition

On January 1, 2018, we adopted and started applying the practical expedient offered under FASB Accounting Standards Codification ("ASC"), Revenue from Contracts with Customers, ("Topic 606"), which permits, under ASC 606-10-55-18 revenue to be recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's performance obligation is typically to (a) deliver data records, based on predefined qualifying characteristics specified by the customer, (b) generate conversions, based on predefined user actions (for example, a click, a registration or the installation of an app) and subject to certain qualifying characteristics specified by the customer, (c) verify user interest or transfer calls to advertiser clients as a part of the contact center operation, or (d) deliver media spend as a part of the AdParlor, LLC, business.

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  March 31, 2022 and December 31, 2021, the balance of deferred revenue was  $701 and $651, respectively. The majority of the deferred revenue balance as of  December 31, 2021 was recognized into revenue during the first quarter of 2022.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  March 31, 2022 and December 31, 2021, unbilled revenue included in accounts receivable was $29,958 and $31,842, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

2. Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, in addition to restricted stock units ("RSUs") and restricted common stock that are vested but not delivered. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock and is calculated using the treasury stock method for stock options, restricted stock units, restricted stock, warrants and deferred common stock. Common equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the three months ended March 31, 2022 and 2021, basic and diluted loss per share was as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(2,013)	$(6,258)
Denominator:
Weighted average shares outstanding	79,161,367	79,608,513
Weighted average restricted shares vested not delivered	1,727,684	2,284,080
Total basic weighted average shares outstanding	80,889,052	81,892,593
Dilutive effect of assumed conversion of restricted stock units	—	—
Total diluted weighted average shares outstanding	80,889,052	81,892,593
Basic and diluted loss per share:
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)

Based upon exercise prices to the average stock prices for the three months ended March 31, 2022 and 2021, certain stock equivalents, including stock options and warrants, have been excluded from diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended March 31,
	2022	2021
Restricted stock units	1,985,611	3,042,873
Stock options	2,139,000	2,204,000
Warrants	833,333	833,333
Total anti-dilutive securities	4,957,944	6,080,206

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	March 31, 2022	December 31, 2021
Gross amount:
Software developed for internal use	3	$10,603	9,552
Acquired proprietary technology	3-5	15,824	14,844
Customer relationships	5-10	38,068	37,886
Trade names	4-20	16,657	16,657
Domain names	20	195	191
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		114,407	112,190
Accumulated amortization:
Software developed for internal use		(5,864)	(5,263)
Acquired proprietary technology		(13,571)	(13,402)
Customer relationships		(31,317)	(29,948)
Trade names		(5,368)	(5,145)
Domain names		(60)	(58)
Databases		(21,521)	(20,859)
Non-competition agreements		(1,768)	(1,768)
Total accumulated amortization		(79,469)	(76,443)
Net intangible assets:
Software developed for internal use		4,739	4,289
Acquired proprietary technology		2,253	1,442
Customer relationships		6,751	7,938
Trade names		11,289	11,512
Domain names		135	133
Databases		9,771	10,433
Total intangible assets, net		$34,938	$35,747

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"), the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"), the acquisition of substantially all the assets of AdParlor, LLC. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"), the acquisition of a 50% interest in Winopoly (the "Initial Winopoly Acquisition"), effective April 1, 2020 (see Note 11, Business acquisition), and the acquisition of 100% interest in True North Loyalty, LLC. (the "True North Acquisition"), effective January 1, 2022 (see Note 11, Business acquisition). In connection with the Initial Winopoly Acquisition, the Company recorded 100% equity ownership for GAAP purposes due to Winopoly's status as a VIE for which the Company is a primary beneficiary, so no further intangible assets were acquired in connection with the Full Winopoly Acquisition described in Note 11, Business acquisition.

The Company completed its quarterly triggering event assessments for the three months ended March 31, 2022 and has determined that no triggering event had occurred requiring impairment assessments for its long-lived assets.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Amortization expense of $3,141 and $3,177 for the three months ended March 31, 2022 and 2021, respectively, is included in depreciation and amortization expenses in the consolidated statements of operations. As of March 31, 2022, intangible assets with a carrying amount of $968, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of March 31, 2022, estimated amortization expense related to the Company's intangible assets for the remainder of 2022 and through 2027 and thereafter are as follows:

Year	March 31, 2022
Remainder of 2022	$7,828
2023	6,608
2024	6,459
2025	5,033
2026	1,450
2027 and thereafter	7,560
Total	$34,938

4. Goodwill

Goodwill represents consideration in excess of fair value of net assets acquired in a business combination. As of March 31, 2022, the total balance of goodwill was $166,180, an increase of $1,092 from December 31, 2021, as a result of the True North Acquisition (see Note 11, Business acquisition). The balance also relates to the acquisition of Interactive Data, LLC, the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, and the Initial Winopoly Acquisition (see Note 11, Business acquisition). In connection with the Initial Winopoly Acquisition, the Company recorded 100% equity ownership for GAAP purposes due to Winopoly's status as aVIE for which the Company is a primary beneficiary, so no further goodwill was acquired in connection with the Full Winopoly Acquisition described in Note 11, Business acquisition

In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. The measurement date of the Company's annual goodwill impairment test is October 1.

The Company completed its quarterly triggering event assessments for the three months ended March 31, 2022 and determined no triggering event had occurred that would require interim impairment assessments for its remaining goodwill. However, if there is a reduction in operating results or a decline in the market value of its publicly-traded stock, this could result in future impairment charges.

5. Long-term debt, net

Long-term debt, net, related to the Refinanced Term Loan, the New Credit Facility Term Loan, and Note Payable (each as defined below) consisted of the following:

	March 31, 2022	December 31, 2021
New Credit Facility Term Loan due 2026 (less unamortized discount and financing costs of $853 and $921, respectively)	$44,147	$45,329
Less: Current portion of long-term debt	(5,000)	(5,000)
Long-term debt, net (non-current)	$39,147	$40,329

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Refinanced Term Loan

On March 31, 2021, Fluent, LLC redeemed in full $38,318 aggregate principal amount of its prior term loan entered into on December 8, 2015 and due March 26, 2023 (the "Refinanced Term Loan"), prior to maturity, resulting in a loss of $2,964 as a cost of early extinguishment of debt, $766 of which was a cash payment.

New Credit Facility

On March 31, 2021, Fluent, LLC entered into a credit agreement (the “Credit Agreement”) by and among, Fluent, LLC, certain subsidiaries of Fluent, LLC as guarantors, Citizens Bank, N.A. as administrative agent, lead arranger and bookrunner, BankUnited, N.A. and Silicon Valley Bank. The Credit Agreement provides for a term loan in the aggregate principal amount of $50,000 funded on the closing date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15,000 (the "Revolving Loans," and together with the Term Loan, the "New Credit Facility").

The proceeds of the Term Loan were used to repay all outstanding amounts under the Refinanced Term Loan, including transaction fees and expenses, and for working capital and other general corporate purposes.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at the Company's option, either a base rate or a LIBOR rate (subject to a floor of 0.25%). The applicable margin is between 0.75% and 1.75% for base rate borrowings and 1.75% and 2.75% for LIBOR rate borrowings, depending upon the Company's consolidated leverage ratio. The opening interest rate of the New Credit Facility was 2.50% (LIBOR + 2.25%) and as of March 2022, the interest rate increased to 2.75% (LIBOR + 2.50%)

Borrowings under the Credit Agreement are secured by substantially all of the assets of Fluent, LLC and, subject to certain exclusions, each of its existing and future U.S. subsidiaries. Such assets include, subject to certain limitations, the equity interests of each of the existing and future direct and indirect U.S. subsidiaries of Fluent, LLC.

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

The Credit Agreement matures on March 31, 2026 and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended June 30, 2021. At March 31, 2022, the Company was in compliance with all of the financial and other covenants under the Credit Agreement. Effective September 1, 2021, the Credit Agreement was amended to add Winopoly as a party to that agreement following the consummation of the Full Winopoly Acquisition which transaction is more fully described in Note 11 of this Form 10-Q.

Maturities

As of March 31, 2022, scheduled future maturities of the Credit Agreement and Note Payable are as follows:

Year	March 31, 2022
Remainder of 2022	$3,750
2023	5,000
2024	5,000
2025	5,000
2026	26,250
Total maturities	$45,000

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Fair value

As of March 31, 2022, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. The Company updates its estimated annual effective tax rate on a quarterly basis and, if the estimate changes, makes a cumulative adjustment.

As of  March 31, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against net deferred tax assets and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability the Company is able to achieve and the net deferred tax assets available.

For the three months ended March 31, 2022 and 2021, the Company's effective income tax benefit rate of 0% differed from the statutory federal income tax rate of 21%, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

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

As of  March 31, 2022 and December 31, 2021, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of March 31, 2022, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

7. Common stock, treasury stock and warrants

Common stock

As of  March 31, 2022 and December 31, 2021, the number of issued shares of common stock was 83,983,587 and 83,057,083, respectively, which included shares of treasury stock of 4,300,152 and 4,091,823, respectively.

For the three months ended March 31, 2022, the change in the number of issued shares of common stock was the result of an aggregate 926,504 shares of common stock issued upon vesting of RSUs, including 208,329 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, as discussed below.

Treasury stock

As of  March 31, 2022 and December 31, 2021, the Company held shares of treasury stock of 4,300,152 and 4,091,823, with a cost of $11,171 and $10,723, respectively.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the three months ended March 31, 2022, 208,329 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 8, Share-based compensation.

Warrants

As of  March 31, 2022 and December 31, 2021, warrants to purchase an aggregate of 833,333 of common stock were outstanding with exercise prices ranging from $3.75 to $6.00 per share.

On July 9, 2018 the Company entered into the First Amendments (the "First Amendments") to the Amendments to Warrants and Agreements to Exercise ("Amended Whitehorse Warrants") with (i) H.I.G. Whitehorse SMA ABF, L.P. regarding 46,667 warrants to purchase common stock of the Company, par value $0.0005 per share, at an exercise price of $3.00 per share; (ii) H.I.G. Whitehorse SMA Holdings I, LLC regarding 66,666 warrants to purchase common stock of the Company at an exercise price of $3.00 per share; and (iii) Whitehorse Finance, Inc. regarding 186,667 warrants to purchase common stock of the Company at an exercise price of $3.00 per share. In November 2017, the Amended Whitehorse Warrants were exercised, and the Company issued an aggregate of 300,000 shares of common stock of the Company (the "Warrant Shares") to the warrant holders. Pursuant to the First Amendments, the warrant holders had the right, but not the obligation, to require the Company to purchase from these warrant holders the 300,000 Warrant Shares at $3.8334 per share (the "Put Right"), which could be exercised during the period commencing January 1, 2019 and ending December 15, 2019. On December 6, 2019, the Company entered into the Second Amendments to the Amended Whitehorse Warrants, pursuant to which the expiration of the Put Right was extended from December 15, 2019 to January 31, 2020. On January 31, 2020, the holders of the Amended Whitehorse Warrants exercised the Put Right, requiring the Company to purchase from the warrant holders the 300,000 Warrant Shares for an aggregate of $1,150. The Company funded such purchase with cash on hand.

8. Share-based compensation

As of March 31, 2022, the Company maintains two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,468,344 shares of common stock. As of March 31, 2022, there were 909,251 shares of common stock available for additional grants pursuant to the Company's equity plans. The primary purpose of the plans is to attract, retain, reward, and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company executives, which were issued on February 1, 2019, December 20, 2019,  March 1, 2020, and March 1, 2021 respectively, under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125.00%, 133.33%, 133.33% and 133.33%, respectively, of the exercise price for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise price for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of March 31, 2022, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$2.81	$1.58	$1.46	$4.34
Fair value higher range	$2.86	$1.61	$1.49	$4.43
Exercise price	$4.72	$2.56	$2.33	$6.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

For the three months ended March 31, 2022, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2021	2,204,000	$ 4.41	7.1	$ —
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(65,000)	1.10	—	—
Outstanding as of March 31, 2022	2,139,000	$ 4.37	7.1	$ —
Options exercisable as of March 31, 2022	1,242,000	$ 3.98	7.1	$ —

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the three months ended March 31, 2022, the unvested balance of options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2021	897,000	$4.91	7.3
Granted	—	—	—
Vested	—	—	—
Unvested as of March 31, 2022	897,000	$4.91	7.1

Compensation expense recognized for stock options of $105 and $167 for the three months ended March 31, 2022 and 2021, respectively, was recorded in sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of March 31, 2022, there was $20 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the three months ended March 31, 2022, details of unvested RSU and restricted stock activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2021	3,111,321	$8.03
Granted	100,000	$2.11
Vested and delivered	(718,175)	$4.16
Withheld as treasury stock (1)	(208,329)	$4.56
Vested not delivered (2)	(45,731)	$3.42
Forfeited	(253,475)	$3.75
Unvested as of March 31, 2022	1,985,611	$10.15

(1)

As discussed in Note 7, Common stock, treasury stock and warrants, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs. As of March 31, 2022, there were 4,300,152 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the three months ended March 31, 2022, there was a net increase of 45,731 shares included in the vested not delivered balance as a result of the timing of delivery of certain shares. As of March 31, 2022, 1,737,397 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs and restricted stock of $910 and $1,105 for the three months ended March 31, 2022 and 2021, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of March 31, 2022, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $6,089, which is expected to be recognized over a weighted average period of 1.8 years.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the three months ended March 31, 2022 and 2021, share-based compensation for the Company's stock options, RSU's, common stock and restricted stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended March 31,
	2022	2021
Sales and marketing	$170	$163
Product development	160	268
General and administrative	658	800
Share-based compensation expense	988	1,231
Capitalized in intangible assets	27	41
Total share-based compensation	$1,015	$1,272

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of March 31, 2022, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results of AdParlor, LLC, and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Three Months Ended March 31,
	2022	2021
Fluent segment revenue:
United States	$60,659	$58,252
International	25,375	9,290
Fluent segment revenue	$86,034	$67,542
All Other segment revenue:
United States	$2,989	$2,597
International	40	31
All Other segment revenue	$3,029	$2,628
Segment EBITDA
Fluent segment EBITDA	$1,921	$1,410
All Other segment EBITDA	(243)	(324)
Total EBITDA	1,678	1,086
Depreciation and amortization	3,307	3,373
Total loss from operations	$(1,629)	$(2,287)

	March 31,	December 31,
	2022	2021
Total assets:
Fluent	$290,311	$297,768
All Other	16,484	20,414
Total assets	$306,795	$318,182

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

As of March 31, 2022, long-lived assets are all located in the United States.

For the three months ended  March 31, 2022, the Company identified an international customer within the Fluent segment with revenue in the amount of $13,077 which represents 14.7% of consolidated revenue.

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

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On May 6, 2021, the Company and the NY AG executed an Assurance of Discontinuance (the “AOD”) to resolve this matter. The AOD imposed injunctive provisions on the Company’s practices with regard to political advocacy campaigns, most of which the Company had already implemented, and imposed a $3,700 penalty, which was in line with the Company's accrual as of March 31, 2021 and paid in full as of June 30, 2021.

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

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and met with the Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustments was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York and renewed its challenge as to the taxability of its customer acquisition revenue. On July 22 and 31, 2020, the Company received notices of determination from the Tax Department totaling $3.0 million, including $0.7 million of interest. On October 16, 2020, the Company filed challenges to the notices of determination. On March 31, 2022, after a Conciliation Conference, the Company reached a settlement with the Tax Department for $1.7 million. which was paid on April 1, 2022.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PA OAG”) that it was reviewing the Company’s business practices for compliance under the Unfair Trade Practices and Consumer Protection Law, 73 P.S. § 201-1 et seq. ("PA UTP"); the Telemarketer Registration Act, 73 P.S. § 2241 et. seq.("PA TSR"), and the Telemarketing Sales Rule, 16 C.F.R. 310 et seq ("TSR"). The Company has been responsive and is fully cooperating with the PA OAG. On February 14, 2022, the PA OAG sent a letter in which it asserted that the Company's lead generation practices violate the PA TSR, the PA UTP and the TSR. The Company disputes the PA OAG's assertions and believes its lead generation practices are compliant.  At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position

11. Business acquisition

True North acquisition

On  January 1, 2022, the Company acquired a 100% membership interest in True North Loyalty, LLC (the "True North Acquisition") for a deemed purchase price of $2,321, which consisted of $1,000 of cash at closing, $860 of deferred payments due at both the first and second anniversary of the closing adjusted for net-working capital, and contingent consideration with a fair value at the closing of $250, payable in common stock based upon the achievement of specified revenue targets over the five-year period following the completion of the acquisition. The Company also issued 100,000 shares of fully vested stock under the Fluent, Inc. 2018 Stock Incentive Plan to the sellers valued at $211. Certain seller parties entered into employment and non-competition agreements with Company in connection with the True North Acquisition. True North Loyalty, LLC is a subscription-based business that utilizes call center operations and other media channels to market recurring revenue services to consumers. In accordance with ASC 805, the Company determined that the True North Acquisition constituted the purchase of a business. For the three months ended March 31, 2022, the Company incurred transaction-related expenses of $20 and $125 of compensation expense related to non-compete agreements in connection with the acquisition, which are recorded as part of general and administrative expenses in the consolidated statements of operations. Assets and revenues of True North Loyalty, LLC totaled 0.7% and 1.5%, respectively, of the Company's consolidated financial statements at and for the three months ended  March 31, 2022 and are included in the Fluent operating segment.

On  January 1, 2022, it was determined to use the excess earnings method, a variation of the income approach, to amortize: (i) the fair value of the acquired customer relationships related to subscribers of $170 over a period of one year and (ii) the fair value of the acquired customer relationships related to call centers of $1,180, over a period of five years. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of $1,092 and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. For tax purposes, the goodwill is not deductible.

Below is a summary of the purchase price allocation of the True North acquisition:
Cash	$29
Accounts receivable, net	3
Prepaid expenses and other current assets	84
Intangible assets:
Customer list	182
Developed technology	1,180
Goodwill	1,092
Other non-current assets	7
Liabilities assumed	(256)
Consideration transferred	$2,321

Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they may be adjusted retrospectively in subsequent periods, not to exceed one year from the acquisition date.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Winopoly acquisition

On April 1, 2020, the Company acquired, through a wholly-owned subsidiary, a 50% membership interest in Winopoly (the "Initial Winopoly Acquisition") for a deemed purchase price of $2,553, which consisted of $1,553 in cash and contingent consideration with a fair value of $1,000 payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. As of the first quarter of 2021, the initial contingent consideration of $1,000 had been paid based on specific revenue targets having been met. On May 17, 2021, additional contingent consideration that was not previously deemed to be probable of payment in the amount of $500 was paid based on a specific revenue target having been met. Winopoly is a contact center operation, which serves as a marketplace that matches consumers sourced by Fluent and other third parties with advertiser clients. In accordance with ASC 805, the Company determined that the Initial Winopoly Acquisition constituted the purchase of a business.

On April 1, 2020, the fair value of the acquired customer relationships of $600, to be amortized over a period of five years, was determined using the excess earnings method, a variation of the income approach, while the fair value of the acquired developed technology of $800, to be amortized over a period of three years, was determined using the cost approach. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of $1,131 and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. In connection with the Initial Winopoly Acquisition, the Company had recorded 100% equity ownership for GAAP purposes due to Winopoly's status as VIE for which the Company is a primary beneficiary.

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

On September 1, 2021, the Company acquired the remaining 50% membership interest in Winopoly (the “Full Winopoly Acquisition”) in a negotiated transaction. The consideration was $7,785, which consisted of $3,425 of cash at closing, $2,000 of cash due on January 31, 2022, and $500 of deferred payments due at both the first and second anniversary of the closing. The Company also issued 500,000 shares of fully-vested stock under the Fluent, Inc. 2018 Stock Incentive Plan to certain Winopoly personnel valued at $1,360. Certain seller parties entered into employment and non-competition agreements with the Company in connection with the Full Winopoly Acquisition. As a result, the Put/Call Consideration was terminated, partially offsetting the consideration paid in the Full Winopoly Acquisition, resulting in a net expense of $3,201 on the date of the Full Winopoly Acquisition which was recorded as general and administrative and product development expenses. For the year ended December 31, 2021, the Company incurred transaction-related costs of $28 in connection with the Full Winopoly Acquisition which are also recorded as general and administrative expenses.

Although the sellers maintained an equity interest in Winopoly through August 31, 2021, the Company had deemed this equity interest to be non-substantive in nature, as the sellers would primarily benefit from the Initial Winopoly Acquisition based on periodic distributions of the earnings of Winopoly and the Put/Call Consideration, both of which were dependent on the sellers' continued service. Without providing service, the sellers could benefit from their pro-rata share of the proceeds upon a third-party sale or liquidation of Winopoly; however, such a liquidity event was considered unlikely. Therefore, no non-controlling interest had been previously recognized. Periodic distributions for services rendered were recorded as compensation expense. In addition, the Company had estimated the amount of the Put/Call Consideration, which was accreted over the six-year estimated service period, consisted of the estimated four years until the put/call could be exercised and the additional two-year service requirement. For the three months ended March 31, 2021, compensation expense of $1,746 related to the Put/Call Consideration were recorded in general and administrative on the consolidated statement of operations, which had a corresponding liability in other non-current liabilities on the consolidated balance sheet.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

12. Variable Interest Entity

The Company determined that, following the Initial Winopoly Acquisition, Winopoly qualified as a VIE for which the Company was a primary beneficiary (see Note 11, Business acquisition). A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as “anticipate,” “believe," "estimate," "expect," "intend," "project," "will,"  or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this and our other Quarterly Reports on Form 10-Q, as well as the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 9, 2022 ("2021 Form 10-K") including without limitation, those discussed in Item 1A. "Risk Factors." in part I. of the 2021 Form 10-K, and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company"), is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver performance-based marketing executions and lead generation data records to our clients, which in 2021 included over 500 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer, and Staffing & Recruitment.

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

Once users have registered with our sites, we integrate proprietary direct marketing technologies to engage them with surveys and other experiences, through which we learn about their lifestyles, preferences and purchasing histories. Based on these insights, we serve targeted, relevant offers to them on behalf of our clients. As new users register and engage with our sites and existing registrants re-engage, we believe the enrichment of our database expands our addressable client base and improves the effectiveness of our performance-based campaigns.

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

First Quarter Financial Summary

Three months ended March 31, 2022 compared to three months ended March 31, 2021:

•	Revenue increased 27% to $89.1 million, from $70.2 million.
•	Net loss was $2.0 million, or $0.02 per share, compared to net loss of $6.3 million or $0.08 per share.
•	Gross profit (exclusive of depreciation and amortization) of $21.5 million, an increase of 12% over Q1 2021 and representing 24.1% of revenue for the three months ended March 31, 2022
•	Media margin increased 4% to $26.0 million, from $24.9 million, representing 29.1% of revenue for the three months ended in March 31, 2022
•	Adjusted EBITDA increased to $4.8 million, based on net loss of $2.0 million, from $4.7 million, based on net loss of $6.3 million.
•	Adjusted net income was $1.1 million, or $0.01 per share, compared to adjusted net income of $0.4 million, or $0.00 per share.

Media margin, adjusted EBITDA and adjusted net income are non-GAAP financial measures.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

Our business depends on identifying and accessing media sources that are of high quality and on our ability to attract targeted users to our media properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in relation to the evolving regulatory landscape of our industry, we commenced a traffic quality initiative (the "Traffic Quality Initiative") in 2020. Our Traffic Quality Initiative curtailed the volume of lower quality affiliate traffic that we source, beginning in the fourth quarter of 2020 and into the year 2021 as we took a strategic course in building high quality traffic. Our strategy of focusing on high quality targeted media traffic continued into the first quarter of 2022.

We believe that significant value can be created by improving the quality of traffic we source to our media properties, through higher participation rates on our sites, leading to higher conversion rates, resulting in increased monetization, and ultimately increasing revenue and media margin. Media margin, a non-GAAP measure, is the portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue. We have also been pursuing strategic initiatives that enable us to grow revenue with existing user traffic volume, while attracting new users to our media properties. For the first quarter of 2022, we continued to see improved monetization of consumer traffic through improved customer relationship management, new streams of traffic and internal capabilities that allow us to re-engage consumers who have registered on our owned media properties. Through these initiatives, our business has become less dependent on traditional, low-quality sources of traffic volume to generate revenue growth.

In the first quarter of 2022, we increased our spend with major digital media platforms and revised our bidding strategies for affiliate traffic. While these strategies yielded lower margins initially and below our historical levels achieved through affiliate marketing, we intend to optimize spend for improved profitability in future periods. The mix and profitability of our media channels, strategies and partners is likely to continue to be dynamic and reflect evolving market dynamics as well as the impact of our Traffic Quality Initiative. Volatility of affiliate supply sources, consolidation of media sources, changes in search engine, email and text message blocking algorithms, and increased competition for available media had made the process of growing our traffic under our evolving quality standards challenging during 2021 and has continued into the first quarter of 2022. As we test and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability.

Seasonality and Cyclicality

Our results are subject to fluctuations as a result of seasonality and cyclicality in our and our clients’ businesses. As reflected in historical data reported by the Interactive Advertising Bureau, an industry trade association, industry spending on internet advertising has generally declined sequentially in the first quarter of the calendar year compared to the fourth quarter. Similar to the industry overall, some of our clients had lower advertising budgets during the first fiscal quarter ending March 31, 2022. This is different than the fourth quarter, typically characterized by higher advertiser budgets, which can be somewhat offset by seasonal challenges of lower availability and/or higher pricing for some forms of media during the holiday period. However, we believe that the breadth of industries in which our clients operate provides us with some insulation from these fluctuations.

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

On March 13, 2020, we implemented a company-wide work-from-home policy. On April 1, 2022, we implemented a hybrid approach to have our employees in the office two days a week, but only if employees are comfortable to do so. While we believe we have adapted well to a work-from-home environment, COVID-19 increases the likelihood of certain risks of disruption to our business, such as the incapacity of certain employees or system interruptions, which could lead to diminishment of our regular business operations, technological capacity and cybersecurity capabilities, as well as operational inefficiencies and reputational harm.

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

	Three Months Ended March 31,
	2022	2021
Revenue	$89,063	$70,170
Less: Cost of revenue (exclusive of depreciation and amortization)	67,562	50,990
Gross profit (exclusive of depreciation and amortization)	$21,501	$19,180
Gross profit (exclusive of depreciation and amortization) % of revenue	24%	27%
Non-media cost of revenue (1)	4,449	5,690
Media margin	$25,950	$24,870
Media margin % of revenue	29.1%	35.4%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net loss, which we believe is the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2022	2021
Net loss	$(2,013)	$(6,258)
Income tax expense (benefit)	—	(1)
Interest expense, net	384	1,008
Depreciation and amortization	3,307	3,373
Share-based compensation expense	988	1,231
Loss on early extinguishment of debt	—	2,964
Accrued compensation expense for Put/Call Consideration	—	1,746
Write-off of intangible assets	128	—
Acquisition-related costs(1)	558	—
Certain litigation and other related costs	1,402	668
Adjusted EBITDA	$4,754	$4,731

(1)	Includes compensation expense related to non-competition agreements entered into as a result of acquisitions (Note 11)

Below is a reconciliation of adjusted net income and adjusted net income per share from net loss, which we believe is the most directly comparable GAAP measure.

	Three Months Ended March 31,
(In thousands, except share data)	2022	2021
Net loss	$(2,013)	$(6,258)
Share-based compensation expense	988	1,231
Loss on early extinguishment of debt	—	2,964
Accrued compensation expense for Put/Call Consideration	—	1,746
Write-off of intangible assets	128	—
Acquisition-related costs(1)	558	—
Certain litigation and other related costs	1,402	668
Adjusted net income	$1,063	$351
Adjusted net income per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted average number of shares outstanding:
Basic	80,889,052	81,892,593
Diluted	80,889,052	84,144,209

(1)	Includes compensation expense related to non-competition agreements entered into as a result of an acquisitions (Note 11)

We present media margin, as a percentage of revenue, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental measures of our financial and operating performance because we believe they provide useful information to investors. More specifically:

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

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain litigation and other related costs associated with legal matters outside the ordinary course of business, including costs and accruals related to the Tax Department, NY AG and FTC matters described below under Part II, Item 1 — Legal Proceedings. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. There were no adjustments for one-time items in the periods presented.

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenue. Revenue increased $18.9 million, or 27%, to $89.1 million for the three months ended March 31, 2022, from $70.2 million for the three months ended March 31, 2021. The increase was largely attributable to growth in the Rewards business, driven by expanding media footprint in both U.S and international markets, increased client demand in Fluent Sales Solution, and expanded CRM capabilities which enables us to re-engage consumers who have already registered on our owned media properties.

Each of the foregoing factors has served to increase monetization of consumer traffic, which has offset reductions in traffic volume year-over-year, stemming from our Traffic Quality Initiative. Through these initiatives, our business has become less dependent on traffic volume to generate revenue growth. We also continued to source higher volumes of traffic from major digital media platforms in the first quarter, with year-over-year reductions in lower-quality affiliate traffic. These trends are anticipated to continue in the near future as we test and scale media channels, strategies and partnerships. See discussion below under "Cost of revenue (exclusive of depreciation and amortization).

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $16.6 million, or 33%, to $67.6 million for the three months ended March 31, 2022, from $51.0 million for the three months ended March 31, 2021. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites and, historically, on behalf of third-party advertisers, as well as the costs of fulfilling rewards earned by consumers who complete the requisite number of advertisers offers.

The total cost of revenue as a percentage of revenue increased to 76% for the three months ended March 31, 2022, compared to 73% for the three months ended March 31, 2021. In the normal course of executing paid media campaigns to source consumer traffic, we regularly test new channels, strategies and partners, in an effort to identify actionable opportunities which can then be optimized over time. Traffic acquisition costs incurred with the major digital media platforms from which we sourced increased traffic volumes have historically been higher than affiliate traffic sources. In the first quarter of 2022, we continued to increase our spend and improve profitability with our major digital media platforms compared to last year, though profitability was still below our historical levels achieved through affiliate marketing. The mix and profitability of our media channels, strategies and partners is likely to be dynamic and reflect evolving market dynamics and the impact of our Traffic Quality Initiative. As we test and scale new media channels, strategies and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability. We believe the Traffic Quality Initiative will benefit the Company over time, providing the foundation to support sustainable long-term growth and positioning us as an industry leader. Past levels of cost of revenue (exclusive of depreciation and amortization) may therefore not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing. Sales and marketing expenses increased $0.9 million, or 30%, to $3.9 million for the three months ended March 31, 2022, from $3.0 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, the amounts consisted mainly of employee salaries and benefits of $3.3 million and $2.5 million, advertising costs of $0.3 and $0.2 million, and non-cash share-based compensation expense of $0.2 and $0.2 million respectively. As business travel and in-person meetings and events have resumed, we anticipate that our sales and marketing expenditures may increase in future periods. As a result, past levels of sales and marketing expenditures may not be indicative of future expenditures, which may increase or decrease as these uncertainties in our business play out.

Product development. Product development increased $1.1 million, or 33%, to $4.6 million for the three months ended March 31, 2022, from $3.4 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, the amounts consisted mainly of salaries and benefits of $3.3 million and $2.6 million, professional fees of $0.7 million and $0.2 million, software license and maintenance costs of $0.4 million and $0.3 million, and non-cash share-based compensation expense of $0.2 million and $0.3 million, respectively. The increase in product development expenses reflects, in part, the development of new app-based media properties, expanding beyond our traditional focus on web-based media properties.

General and administrative. General and administrative expenses decreased by $0.4 million, or 4%, to $11.3 million for the three months ended March 31, 2022, from $11.7 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, the amounts consisted mainly of employee salaries and benefits of $4.9 million and $4.9 million, professional fees of $1.4 million and $1.5 million, certain litigation and related costs of $1.4 million and $0.7 million, office overhead of $1.1 million and $1.1 million, non-cash share-based compensation expense of $0.7 million and $0.8 million, software license and maintenance costs of $0.6 million and $0.6 million, acquisition-related costs of $0.6 million and $0.0 million, and accrued compensation expense for Put/Call Consideration from the Initial Winopoly Acquisition described below under the heading "Liquidity and Capital Resources" of $0.0 million and $1.7 million (see Note 11, Business acquisition, in the Notes to Consolidated Financial Statements), respectively. The decrease was mainly the result of the Put/Call consideration related to the Initial Winopoly acquisition, offset by increased litigation and related costs due to the Tax Department settlement and the acquisition-related costs in connection with the True North Acquisition and the Full Winopoly Acquisition

Depreciation and amortization. Depreciation and amortization expenses decreased $0.1 million, or 2%, to $3.3 million for the three months ended March 31, 2022, from $3.4 million for the three months ended March 31, 2021.

Write-off of intangible assets. During the three months ended March 31, 2022, we recognized $0.1 million of write-off of intangible assets related to software developed for internal use, with no corresponding charge in the prior period.

Interest expense, net. Interest expense, net, decreased $0.6 million, or 62%, to $0.4 million for the three months ended March 31, 2022, from $1.0 million for the three months ended March 31, 2021. The decrease was attributable to a lower interest rate on the New Credit Facility Term Loan as compared to the Refinanced Term Loan, described below under "Liquidity and Capital Resources."

Loss on early extinguishment of debt. During the three months ended March 31, 2021, we recognized $3.0 million of loss due to the early extinguishment of debt, described below under "Liquidity and Capital Resources," with no corresponding charge in the three months ended March 31, 2022.

(Loss) income before income taxes. For the three months ended March 31, 2022, net loss before income taxes was $2.0 million, compared to net loss before income taxes of $6.3 million for the three months ended March 31, 2021. The improvement of $4.2 million was primarily due to an increase in revenue of $18.9 million, a decrease of $3.0 million related to the loss on the extinguishment of debt, a decrease in interest expense of $0.6 million, and a decrease in general and administrative expense of $0.4 million, partially offset by an increase in the cost of revenue of $16.6 million, an increase in product development of $1.1 million, and an increase in sales and marketing of $0.9 million, as discussed above.

Income taxes. Income tax expense was $0.0 million and $0.1 million, respectively, for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and 2021, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on various factors, including our history of losses, current income, estimated future taxable income, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net (loss) income. Net loss of $2.0 million and $6.3 million were recognized for the three months ended March 31, 2022 and 2021, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash flows (used in) provided by operating activities. For the three months ended March 31, 2022, net cash used in operating activities was $1.8 million, as compared with $5.0 million of net cash provided by operating activities in the three months ended March 31, 2021. Net loss in the current period of $2.0 million represents a decrease of $4.2 million, as compared with net loss of $6.3 million in the prior period. Adjustments to reconcile net loss to net cash used in operating activities of $4.6 million in the current period decreased by $4.1 million, as compared with $8.7 million in the prior period, primarily due to the inclusion of a non-cash loss on early extinguishment of debt and an accrual for Put/Call Consideration in the prior period. Changes in assets and liabilities consumed cash of $4.3 million in the current period, as compared with sourcing cash of $2.6 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash flows used in investing activities. For the three months ended March 31, 2022 and 2021, net cash used in investing activities was $2.0 million and $0.8 million, respectively. The increase was mainly due to the True North Acquisition that occurred in the current year.

Cash flows provided by (used in) financing activities. Net cash used by financing activities for the three months ended March 31, 2022 was $1.7 million and net cash provided by financing activities was $7.4 million for the prior period. The change of -$9.1 million in cash used in financing activities in the current period was mainly due to the decrease in the repayment of long term debt of $40.5 million, mainly offset by the net proceeds from issuance of long-term debt of $49.6 million in the prior period, the exercise of stock options by a former key executive of $0.9 million in the prior period, and the prepayment penalty on early debt extinguishment of $0.8 million.

As of March 31, 2022, we had noncancelable operating lease commitments of $8.1 million and long-term debt with a $45.0 million principal balance. For the three months ended March 31, 2022, we funded our operations using available cash.

As of March 31, 2022, we had cash and cash equivalents of approximately $28.9 million, a decrease of $5.6 million from $34.5 million as of December 31, 2021. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We are continuing to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to shareholders. On April 1, 2020, we acquired a 50% membership interest in Winopoly, LLC (the "Initial Winopoly Acquisition"), for a deemed purchase price of $2.6 million, comprised of $1.6 million in upfront cash paid to the seller parties and contingent consideration with a fair value of $1.0 million, payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. See Note 11, Business acquisition, in the Notes to Consolidated Financial Statements. On September 1, 2021, we acquired the remaining 50% membership interest in Winopoly, LLC ("the Full Winopoly Acquisition") in a negotiated transaction. The consideration was $7.8 million, which consisted of $3.4 million of cash at closing, $2.0 million of cash due on January 31, 2022, and $0.5 million of deferred payments due at each of the first and second anniversaries of the closing. We also issued 500,000 shares of fully-vested stock under the Fluent, Inc. 2018 Stock Incentive Plan to certain Winopoly personnel valued at $1.4 million. See Note 11, Business acquisition, in the Notes to Consolidated Financial Statements. On January 1, 2022, we acquired a 100% membership interest in True North Loyalty, LLC. (“True North Acquisition”) for a deemed purchase price of $2.3 million, which consisted of $1.0 million of cash at closing, $0.5 million of deferred payments due at both the first and second anniversary of the closing, and contingent consideration with a fair value of $0.3 million, payable based upon the achievement of specified revenue targets over the five-year period following the completion of the acquisition. The Company also issued 100,000 shares of fully vested stock under the Fluent, Inc. 2018 Stock Incentive Plan to the sellers valued at $0.2 million. See Note 11 Business acquisition, in the Notes to Consolidated Financial Statements.

On March 31, 2021, Fluent, LLC entered into a credit agreement (the “Credit Agreement”) by and among, Fluent, LLC, certain subsidiaries of Fluent, LLC as guarantors, Citizens Bank, N.A., as administrative agent, lead arranger and bookrunner, and BankUnited, N.A. and Silicon Valley Bank. The Credit Agreement provides for a term loan in the aggregate principal amount of $50.0 million funded on the Closing Date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15.0 million (the "Revolving Loans," and together with the Term Loan, the "New Credit Facility"). As of March 31, 2022, the Credit Agreement has an outstanding principal balance of $45.0 million and matures on March 31, 2026. Principal amortization of the Credit Agreement is $1.3 million per quarter, which commenced with the fiscal quarter ended June 30, 2021.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at the Company's option, either a base rate or a London Inter-bank Offered Rate (“LIBOR”) rate (subject to a floor of 0.25%). The applicable margin is between 0.75% and 1.75% for base rate borrowings and 1.75% and 2.75% for LIBOR rate borrowings, depending upon the Company's consolidated leverage ratio. The opening interest rate of the New Credit Facility was 2.50% (LIBOR + 2.25%) and as of March 2022, the interest rate increased to 2.75% (LIBOR + 2.50%)

The Credit Agreement contains restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments and other restricted payments. The restrictive covenants may limit our strategic and financing options and our ability to return capital to our shareholders through dividends or stock buybacks. Furthermore, we may need to incur additional debt to meet future financing needs. The Credit Agreement is guaranteed by us and our direct and indirect subsidiaries and is secured by substantially all of our assets and those of our direct and indirect subsidiaries, including Fluent, LLC, in each case, on an equal and ratable basis.

The Credit Agreement requires us to maintain and comply with certain financial and other covenants. While we were in compliance with the financial and other covenants as of March 31, 2022, we cannot guarantee that we will be able to maintain compliance with such financial or other covenants in future periods. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

For additional information, please refer to our 2021 Form 10-K. There have been no additional material changes to Critical Accounting Policies and Estimates disclosed in the 2021 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022. Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during this quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Legal Matters

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On May 6, 2021, the Company and the NY AG executed an Assurance of Discontinuance (the “AOD”) to resolve this matter. The AOD imposed injunctive provisions on the Company’s practices with regard to political advocacy campaigns, most of which the Company had already implemented, and imposed a $3.7 million penalty, which was in line with the Company's accrual and was paid in full as of June 30, 2021.

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

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and met with the Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustments was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York and renewed its challenge as to the taxability of its customer acquisition revenue. On July 22 and 31, 2020, the Company received notices of determination from the Tax Department totaling $3.0 million, including $0.7 million of interest. On October 16, 2020, the Company filed challenges to the notices of determination. On March 31, 2022, after a Conciliation Conference, the Company reached a settlement with the Tax Department for $1.7 million. which was paid on April 1, 2022.

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

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PA OAG”) that it was reviewing the Company’s business practices for compliance under the Unfair Trade Practices and Consumer Protection Law, 73 P.S. § 201-1 et seq.("PA UTP"); the Telemarketer Registration Act, 73 P.S. § 2241 et. seq. ("PA TSR"), and the Telemarketing Sales Rule, 16 C.F.R. 310 et seq. ("TSR") The Company has been responsive and is fully cooperating with the PA OAG. On February 14, 2022, the PA OAG sent a letter in which it asserted that the Company's lead generation practices violate the PA TSR, the PA UTP and the TSR. The Company disputes the PA OAG's assertions and believes its lead generation practices are compliant.  At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2021 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	19,375	$1.85	—	—
February 1-28, 2022	—	—	—	—
March 1-31, 2022	188,954	2.18	—	—
Total	208,329	2.15	—	—

(1)	During January 2022, February 2022, and March 2022, 19,375 shares, 0 shares and 188,954 shares, respectively (totaling 208,329 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with the applicable equity incentive plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation	8-K	001-37893	3.2	3/26/2015

3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	001-37893	3.1	4/16/2018

3.3	Amended and Restated Bylaws	8-K	001-37893	3.2	2/19/2019

4.1	Form of Common Stock Certificate	8-K	001-37893	4.1	4/16/2018
10.1	Transition Agreement, dated November 9, 2021, by and between the Company and Alex Mandel					X
10.2	Employment Agreement, dated November 9, 2021, by and between the Company and Sugandha Khandelwal					X
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

Fluent, Inc.

May 10, 2022	By:	/s/ Sugandha Khandelwal
Sugandha Khandelwal
Chief Financial Officer
(Principal Financial and Accounting Officer)