Form 10-Q
period 2022-06-30
Fluent, Inc.
filed 2022-08-09
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 4, 2022, the registrant had 79,891,976 shares of common stock, $0.0005 par value per share outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$26,396	$34,467
Accounts receivable, net of allowance for doubtful accounts of $373 and $313, respectively	77,986	70,228
Prepaid expenses and other current assets	2,101	2,505
Total current assets	106,483	107,200
Property and equipment, net	1,162	1,457
Operating lease right-of-use assets	5,926	6,805
Intangible assets, net	32,872	35,747
Goodwill	110,780	165,088
Other non-current assets	1,917	1,885
Total assets	$259,140	$318,182
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$17,043	$16,130
Accrued expenses and other current liabilities	34,623	33,932
Deferred revenue	698	651
Current portion of long-term debt	5,000	5,000
Current portion of operating lease liability	2,227	2,227
Total current liabilities	59,591	57,940
Long-term debt, net	37,964	40,329
Operating lease liability	4,728	5,692
Other non-current liabilities	739	811
Total liabilities	103,022	104,772
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 84,146,082 and 83,057,083, respectively; and Shares outstanding — 79,845,930 and 78,965,260, respectively (Note 7)	42	42
Treasury stock, at cost — 4,300,152 and 4,091,823 Shares, respectively (Note 7)	(11,171)	(10,723)
Additional paid-in capital	421,172	419,059
Accumulated deficit	(253,925)	(194,968)
Total shareholders' equity	156,118	213,410
Total liabilities and shareholders' equity	$259,140	$318,182

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$98,361	$73,378	$187,424	$143,548
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	70,026	56,605	137,589	107,595
Sales and marketing	4,484	3,000	8,336	5,961
Product development	4,802	3,433	9,357	6,867
General and administrative	11,688	11,527	22,975	23,226
Depreciation and amortization	3,332	3,366	6,639	6,739
Goodwill impairment and write-off of intangible assets	55,400	199	55,528	199
Loss on disposal of property and equipment	21	—	21	—
Total costs and expenses	149,753	78,130	240,445	150,587
Loss from operations	(51,392)	(4,752)	(53,021)	(7,039)
Interest expense, net	(430)	(427)	(814)	(1,435)
Loss on early extinguishment of debt	—	—	—	(2,964)
Loss before income taxes	(51,822)	(5,179)	(53,835)	(11,438)
Income tax (expense) benefit	(5,122)	—	(5,122)	1
Net loss	$(56,944)	$(5,179)	$(58,957)	$(11,437)

Basic and diluted loss per share:
Basic	$(0.70)	$(0.06)	$(0.73)	$(0.14)
Diluted	$(0.70)	$(0.06)	$(0.73)	$(0.14)

Weighted average number of shares outstanding:
Basic	81,493,821	79,962,275	81,193,107	79,560,643
Diluted	81,493,821	79,962,275	81,193,107	79,560,643

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2022	83,983,587	$42	4,300,152	$(11,171)	$420,285	$(196,981)	$212,175
Vesting of restricted stock units and issuance of stock under incentive plans	162,495	—	—	—	—	—	—
Share-based compensation	—	—	—	—	887	—	887
Net loss	—	—	—	—	—	(56,944)	(56,944)
Balance at June 30, 2022	84,146,082	$42	4,300,152	$(11,171)	$421,172	$(253,925)	$156,118

Balance at December 31, 2021	83,057,083	$42	4,091,823	$(10,723)	$419,059	$(194,968)	$213,410
Vesting of restricted stock units and issuance of stock under incentive plans	1,088,999	—	—	—	211	—	211
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	208,329	(448)	—	—	(448)
Share-based compensation	—	—	—	—	1,902	—	1,902
Net loss	—	—	—	—	—	(58,957)	(58,957)
Balance at June 30, 2022	84,146,082	$42	4,300,152	$(11,171)	$421,172	$(253,925)	$156,118

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2021	82,228,823	$41	4,055,011	$(10,623)	$413,958	$(191,167)	$212,209
Vesting of restricted stock units and issuance of stock under incentive plans	211,436	—	—	—	136	—	136
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	13,821	(43)	—	—	(43)
Share-based compensation	—	—	—	—	1,231	—	1,231
Net loss	—	—	—	—	—	(5,179)	(5,179)
Balance at June 30, 2021	82,440,259	$41	4,068,832	$(10,666)	$415,325	$(196,346)	$208,354

Balance at December 31, 2020	80,295,141	$40	3,945,867	$(9,999)	$411,753	$(184,909)	$216,885
Vesting of restricted stock units and issuance of restricted stock	1,947,118	1	—	—	135	—	136
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	122,965	(667)	—	—	(667)
Exercise of warrants by certain warrant holders (Note 7)	198,000	—	—	—	934	—	934
Share-based compensation	—	—	—	—	2,503	—	2,503
Net Loss	—	—	—	—	—	(11,437)	(11,437)
Balance at June 30, 2021	82,440,259	$41	4,068,832	$(10,666)	$415,325	$(196,346)	$208,354

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,957)	$(11,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,639	6,739
Non-cash loan amortization expense	135	287
Share-based compensation expense	1,851	2,432
Non-cash loss on early extinguishment of debt	—	2,198
Non-cash accrued compensation expense for Put/Call Consideration	—	2,627
Goodwill impairment	55,400	—
Write-off of intangible assets	128	199
Loss on disposal of property and equipment	21	—
Provision for bad debt	158	98
Provision for income taxes	5,122	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(7,913)	(3,334)
Prepaid expenses and other current assets	488	763
Other non-current assets	(25)	(258)
Operating lease assets and liabilities, net	(85)	(91)
Accounts payable	913	8,672
Accrued expenses and other current liabilities	(5,573)	(9,345)
Deferred revenue	(177)	(151)
Other	(72)	(64)
Net cash used in operating activities	(1,947)	(665)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(2,199)	(1,535)
Business acquisitions, net of cash acquired	(971)	—
Acquisition of property and equipment	(6)	(23)
Net cash used in investing activities	(3,176)	(1,558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	—	49,624
Repayments of long-term debt	(2,500)	(42,986)
Exercise of stock options	—	934
Prepayment penalty on debt extinguishment	—	(766)
Taxes paid related to net share settlement of vesting of restricted stock units	(448)	(667)
Proceeds from the issuance of stock	—	136
Net cash (used in) provided by financing activities	(2,948)	6,275
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,071)	4,052
Cash, cash equivalents and restricted cash at beginning of period	34,467	22,567
Cash, cash equivalents and restricted cash at end of period	$26,396	$26,619
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$687	$1,097
Cash paid for income taxes	$35	$340
Share-based compensation capitalized in intangible assets	$51	$71
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Liability incurred for deferred payment in connection with True North acquisition:	$860	$—
Contingent consideration in connection with True North acquisition:	$250	$—
Equity issued in connection with True North acquisition:	$211	$—

See notes to consolidated financial statements

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation

The accompanying unaudited consolidated financial statements have been prepared by Fluent, Inc., a Delaware corporation (the "Company" or "Fluent"), in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended June 30, 2022 and 2021, respectively, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2022.

From time to time, the Company may enter into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. From April 1, 2020 through August 31, 2021, the Company had included Winopoly, LLC ("Winopoly") in its consolidated financial statements as a VIE (as further discussed in Note 11, Business acquisition and Note 12, Variable Interest Entity). Winopoly has been a wholly-owned subsidiary of the Company since September 1, 2021.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended  December 31, 2021 ("2021 Form 10-K") filed with the SEC on March 9, 2022. The consolidated balance sheet as of  December 31, 2021 included herein was derived from the audited financial statements as of that date included in the 2021 Form 10-K.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Recently issued and adopted accounting standards

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2016-13, Financial Instruments—Credit Losses ("Topic 326"), and additional changes, modifications, clarifications or interpretations thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amounts expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("Topic 848"), which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements, and it does not anticipate that such adoption will have a material impact on its consolidated financial statements.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

(c) Revenue recognition

On January 1, 2018, we adopted and started applying the practical expedient offered under FASB Accounting Standards Codification ("ASC"), Revenue from Contracts with Customers, ("Topic 606"), which permits, under ASC 606-10-55-18 revenue to be recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's performance obligation is typically to (a) deliver data records, based on predefined qualifying characteristics specified by the customer, (b) generate conversions, based on predefined user actions (for example, a click, a registration or the installation of an app) and subject to certain qualifying characteristics specified by the customer, (c) verify user interest or transfer calls to advertiser clients as a part of the contact center operation, or (d) deliver media spend as a part of the business of AdParlor, LLC, a wholly-owned subsidiary of the Company.

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  June 30, 2022 and December 31, 2021, the balance of deferred revenue was  $698 and $651, respectively. The majority of the deferred revenue balance as of  December 31, 2021 was recognized into revenue during the first quarter of 2022.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  June 30, 2022 and December 31, 2021, unbilled revenue included in accounts receivable was $31,804 and $31,842, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

(d) Use of estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, purchase accounting, the put/call consideration, consolidation of variable interest entity, accruals for contingencies and allowance for deferred tax assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(e) Fair value

The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

As of June 30, 2022, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of June 30, 2022, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be Level 3, as certain inputs used to determine fair value are unobservable, see Note 4, Goodwill, for further discussion of the impairment charge.

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

For the three and six months ended June 30, 2022 and 2021, basic and diluted loss per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(56,944)	$(5,179)	$(58,957)	$(11,437)
Denominator:
Weighted average shares outstanding	79,793,240	78,270,386	79,479,049	77,574,295
Weighted average restricted shares vested not delivered	1,700,581	1,691,889	1,714,058	1,986,348
Total basic weighted average shares outstanding	81,493,821	79,962,275	81,193,107	79,560,643
Dilutive effect of assumed conversion of restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	81,493,821	79,962,275	81,193,107	79,560,643
Basic and diluted loss per share:
Basic	$(0.70)	$(0.06)	$(0.73)	$(0.14)
Diluted	$(0.70)	$(0.06)	$(0.73)	$(0.14)

Based upon the exercise price and the average stock price for the three and six months ended June 30, 2022 and 2021, respectively, certain stock equivalents, including stock options and warrants, have been excluded from diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units	1,875,000	2,843,570	1,875,000	2,843,570
Stock options	2,139,000	2,204,000	2,139,000	2,204,000
Warrants	—	833,333	—	833,333
Total anti-dilutive securities	4,014,000	5,880,903	4,014,000	5,880,903

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	June 30, 2022	December 31, 2021
Gross amount:
Software developed for internal use	3	$11,757	9,552
Acquired proprietary technology	3-5	15,824	14,844
Customer relationships	5-10	38,068	37,886
Trade names	4-20	16,657	16,657
Domain names	20	195	191
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		115,561	112,190
Accumulated amortization:
Software developed for internal use		(6,546)	(5,263)
Acquired proprietary technology		(13,851)	(13,402)
Customer relationships		(32,685)	(29,948)
Trade names		(5,592)	(5,145)
Domain names		(63)	(58)
Databases		(22,184)	(20,859)
Non-competition agreements		(1,768)	(1,768)
Total accumulated amortization		(82,689)	(76,443)
Net intangible assets:
Software developed for internal use		5,211	4,289
Acquired proprietary technology		1,973	1,442
Customer relationships		5,383	7,938
Trade names		11,065	11,512
Domain names		132	133
Databases		9,108	10,433
Total intangible assets, net		$32,872	$35,747

The gross amounts associated with software developed for internal use primarily represents the capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"), the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"), the acquisition of substantially all the assets of AdParlor, LLC. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"), the acquisition of a 50% interest in Winopoly (the "Initial Winopoly Acquisition"), effective April 1, 2020 (Note 11, Business acquisition), and the acquisition of 100% interest in True North Loyalty, LLC. (the "True North Acquisition"), effective January 1, 2022 (Note 11, Business acquisition). In connection with the Initial Winopoly Acquisition, the Company recorded 100% equity ownership for GAAP purposes due to Winopoly's status as a VIE for which the Company is a primary beneficiary, so no further intangible assets were acquired in connection with the Full Winopoly Acquisition described in Note 11, Business acquisition.

During the second quarter of 2022, the Company determined that the decline in its publicly traded stock price which resulted in a corresponding decline in its market capitalization constituted a triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of June 30, 2022, its long-lived assets were not impaired. The Company believes that the assumptions utilized in this interim impairment testing, including the estimation of future cash flows, were reasonable. Future tests may indicate impairment if actual future cash flows or other factors differ from the assumptions used in the Company's interim impairment test at June 30, 2022.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Amortization expense of $3,218 and $3,169 for the three months ended June 30, 2022 and 2021, respectively, and $6,359 and $6,346, for the six months ended June 30, 2022 and 2021, respectively, is included in depreciation and amortization expenses in the consolidated statements of operations. As of June 30, 2022, intangible assets with a carrying amount of $1,116, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of June 30, 2022, estimated amortization expense related to the Company's intangible assets for the remainder of 2022 and through 2027 and thereafter are as follows:

Year	June 30, 2022
Remainder of 2022	$5,453
2023	6,719
2024	6,615
2025	5,301
2026	1,385
2027 and thereafter	7,399
Total	$32,872

4. Goodwill

Goodwill represents the consideration paid in excess of the fair value of net assets acquired in a business combination. As of June 30, 2022, the total balance of goodwill was $110,780, a decrease of $54,308 from December 31, 2021, as a result of a non-cash impairment charge of $55,400 partially offset by $1,092 attributable to the True North Acquisition (Note 11, Business acquisition). The balance also includes goodwill from the acquisition of Interactive Data, LLC, the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, and the Initial Winopoly Acquisition (Note 11, Business acquisition). In connection with the Initial Winopoly Acquisition, the Company recorded 100% equity ownership for GAAP purposes due to Winopoly's status as a VIE for which the Company is a primary beneficiary, so no further goodwill was acquired in connection with the Full Winopoly Acquisition described in Note 11, Business acquisition.

In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is assessed at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. The measurement date of the Company's annual goodwill impairment test is October 1.

During the second quarter of 2022, the Company determined that the decline in the market value of its publicly-traded stock, which resulted in a corresponding decline in its market capitalization, constituted a triggering event. The Company conducted an interim test of the fair value of the Fluent reporting unit's goodwill for potential impairment as of June 30, 2022. The Company considered a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The Company determined that a market-based approach, which considered the Company’s implied market multiple applied to management’s forecast and further adjusted for a control premium, provided the best indication of fair value of the Fluent reporting unit. The results of this market-based approach indicated that its carrying value exceeded its fair value by 27%. The Company therefore concluded that the Fluent reporting unit’s goodwill of $162.0 million was impaired and recorded a non-cash impairment charge of $55.4 million.

The Company believes that the assumptions utilized in its interim impairment testing, including forecasted cash flows, market multiples and control premiums, are reasonable.

	Fluent	All Other	Total
Balance as of December 31, 2021	$160,922	$4,166	$165,088
True North Acquisition	1,092	—	1,092
Fluent goodwill impairment	(55,400)	—	(55,400)
Balance as of June 30, 2022	$106,614	$4,166	$110,780

5. Debt, net

Long-term debt, net of unamortized discount and financing costs, related to the Refinanced Term Loan and the New Credit Facility Term Loan consisted of the following:

	June 30, 2022	December 31, 2021
New Credit Facility Term Loan due 2026 (less unamortized discount and financing costs of $786 and $921, respectively)	$42,964	$45,329
Less: Current portion of long-term debt	(5,000)	(5,000)
Long-term debt, net (non-current)	$37,964	$40,329

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Refinanced Term Loan

On March 31, 2021, Fluent, LLC, a wholly-owned subsidiary of the Company redeemed in full $38,318 in the aggregate principal amount of a term loan entered into on December 8, 2015 and due March 26, 2023 (the "Refinanced Term Loan"), prior to maturity, resulting in a loss of $2,964 as the cost of early extinguishment of the debt, $766 of which was a cash payment.

New Credit Facility

On March 31, 2021, Fluent, LLC entered into a credit agreement (the “Credit Agreement”) with certain subsidiaries of Fluent, LLC as guarantors, and Citizens Bank, N.A. as administrative agent, lead arranger and bookrunner. The Credit Agreement provides for a term loan in the aggregate principal amount of $50,000 funded on the closing date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15,000 (the "Revolving Loans," and together with the Term Loan, the "New Credit Facility").

The proceeds of the Term Loan were used to repay all outstanding amounts due under the Refinanced Term Loan, including transaction fees and expenses, and for working capital and other general corporate purposes.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at the Company's option, either a base rate or a LIBOR rate (subject to a floor of 0.25%). The applicable margin is between 0.75% and 1.75% for base rate borrowings and 1.75% and 2.75% for LIBOR rate borrowings, depending upon the Company's consolidated leverage ratio. The opening interest rate of the New Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 3.92% (LIBOR + 2.25%) as of June 30, 2022.

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

The Credit Agreement matures on March 31, 2026 and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended June 30, 2021. At June 30, 2022, the Company was in compliance with all of the financial and other covenants under the Credit Agreement. Effective September 1, 2021, the Credit Agreement was amended to add Winopoly as a party to that agreement following the consummation of the Full Winopoly Acquisition which transaction is more fully described in Note 11, Business acquisition, of this Quarterly Report on Form 10-Q. Effective April 29, 2022, the Credit Agreement was amended to add certain additional subsidiaries of Fluent, LLC as parties.

Maturities

As of June 30, 2022, scheduled future maturities of the Credit Agreement are as follows:

Year	June 30, 2022
Remainder of 2022	$2,500
2023	5,000
2024	5,000
2025	5,000
2026	26,250
Total maturities	$43,750

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. The Company updates its estimated annual effective tax rate on a quarterly basis and, if the estimate changes, a cumulative adjustment is made.

As of  June 30, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against net deferred tax assets and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the six months ended June 30, 2022, the Company's effective income tax expense rate of 9.5% primarily represents the projected federal and state cash tax expense expected to result in taxable income for full-year 2022 after consideration of the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses. For the six months ended June 30, 2021, the Company's effective income tax benefit rate of 0% differed from the statutory federal income tax rate of 21%, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

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

As of  June 30, 2022 and December 31, 2021, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of June 30, 2022, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

7. Common stock, treasury stock and warrants

Common stock

As of  June 30, 2022 and December 31, 2021, the number of issued shares of common stock was 84,146,082 and 83,057,083, respectively, which included shares of treasury stock of 4,300,152 and 4,091,823, respectively.

For the six months ended June 30, 2022, the change in the number of issued shares of common stock was the result of an aggregate 1,088,999 shares of common stock issued upon vesting of RSUs, including 208,329 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, as discussed below.

Treasury stock

As of  June 30, 2022 and December 31, 2021, the Company held shares of treasury stock of 4,300,152 and 4,091,823, respectively with a cost of $11,171 and $10,723, respectively.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the six months ended June 30, 2022, 208,329 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 8, Share-based compensation.

Warrants

As of March 31, 2022, there were outstanding warrants to purchase an aggregate of 833,333 shares of common stock at prices ranging from $3.75 to $6.00 per share. On May 22, 2022, the warrants expired, unexercised.

8. Share-based compensation

As of June 30, 2022, the Company maintained two share-based incentive plans: the Cogint, Inc. 2015 Stock Incentive Plan (the "2015 Plan") and the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") which, combined, authorize the issuance of 21,484,593 shares of common stock. On June 8, 2022 (the "Effective Date"), the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan"). The 2022 Plan has 10,909,251 shares of common stock reserved for issuance including 909,251 shares of common stock that were carried over from the 2018 Plan. No further awards may be issued under the 2015 Plan or the 2018 Plan (together, the "Prior Plans"). All awards under the Prior Plans that were outstanding as of the Effective Date will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreement. The primary purpose of the plans is to attract, retain, reward, and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company executives, which were issued on February 1, 2019, December 20, 2019,  March 1, 2020, and March 1, 2021, under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125.00%, 133.33%, 133.33% and 133.33%, respectively, of the exercise price for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise price for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of June 30, 2022, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$2.81	$1.58	$1.46	$4.34
Fair value higher range	$2.86	$1.61	$1.49	$4.43
Exercise price	$4.72	$2.56	$2.33	$6.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

For the six months ended June 30, 2022, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2021	2,204,000	$4.41	7.1	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(65,000)	1.10	—	—
Outstanding as of June 30, 2022	2,139,000	$4.37	6.8	$—
Options exercisable as of June 30, 2022	1,242,000	$3.98	6.8	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the six months ended June 30, 2022, the unvested balance of options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2021	897,000	$4.91	7.3
Granted	—	—	—
Vested	—	—	—
Unvested as of June 30, 2022	897,000	$4.91	6.8

Compensation expense recognized for stock options of $20 and $123 for the three months ended June 30, 2022 and 2021, respectively, and $125 and $290 for the six months ended  June 30, 2022 and 2021, respectively, was recorded in sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of June 30, 2022, there was $20 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the six months ended June 30, 2022, details of unvested RSU and restricted stock activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2021	3,111,321	$8.03
Granted	200,000	$1.89
Vested and delivered	(880,670)	$3.85
Withheld as treasury stock (1)	(208,329)	$4.56
Vested not delivered (2)	(17,206)	$3.35
Forfeited	(330,116)	$3.72
Unvested as of June 30, 2022	1,875,000	$10.53

(1)

As discussed in Note 7, Common stock, treasury stock and warrants, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs. As of June 30, 2022, there were 4,300,152 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the six months ended June 30, 2022, there was a net increase of 17,206 shares included in the vested not delivered balance as a result of the timing of delivery of certain shares. As of June 30, 2022, 1,708,872 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs and restricted stock of $867 and $1,108 for the three months ended June 30, 2022 and 2021, respectively, and $1,777 and $2,213 for the six months ended  June 30, 2022 and 2021, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of June 30, 2022, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $5,109, which is expected to be recognized over a weighted average period of 1.6 years.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the three and six months ended June 30, 2022 and 2021, share-based compensation for the Company's stock options, RSUs, common stock and restricted stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing	$143	$209	$313	$372
Product development	98	233	258	501
General and administrative	622	759	1,280	1,559
Share-based compensation expense	863	1,201	1,851	2,432
Capitalized in intangible assets	24	30	51	71
Total share-based compensation	$887	$1,231	$1,902	$2,503

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of June 30, 2022, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results of AdParlor, LLC, and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments for the three and six months ended June 30, 2022 and 2021 are shown in the following tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fluent segment revenue:
United States	$54,684	$59,306	$115,343	$117,558
International	41,258	$10,693	66,633	19,983
Fluent segment revenue	$95,942	$69,999	$181,976	$137,541
All Other segment revenue:
United States	$2,387	$3,338	$5,376	$5,935
International	32	41	72	72
All Other segment revenue	$2,419	$3,379	$5,448	$6,007
Segment EBITDA
Fluent segment EBITDA	$(48,168)	$(1,582)	$(46,247)	$(172)
All Other segment EBITDA	108	196	(135)	(128)
Total EBITDA	(48,060)	(1,386)	(46,382)	(300)
Depreciation and amortization	3,332	3,366	6,639	6,739
Total loss from operations	$(51,392)	$(4,752)	$(53,021)	$(7,039)

	June 30,	December 31,
	2022	2021
Total assets:
Fluent	$241,703	$297,768
All Other	17,437	20,414
Total assets	$259,140	$318,182

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

As of June 30, 2022, long-lived assets are all located in the United States.

For the six months ended  June 30, 2022, the Company identified an international customer within the Fluent segment with revenue in the amount of $40,635 which represents 22% of consolidated revenue.

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

On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. On March 12, 2020, the Company received a subpoena from the Office of the Attorney General of the District of Columbia ("DC AG") regarding the same issue. The Company has not received any communications from either the DOJ or the DC AG since the second quarter of 2020. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company's business, results of operations or financial position.

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and met with the Tax Department on March 4, 2020. During that meeting, the Company informed the Tax Department that a majority of the Proposed Audit Adjustments was attributable to revenue derived from transfers which were either excluded resales or sourced outside of New York and renewed its challenge as to the taxability of its customer acquisition revenue. On July 22 and 31, 2020, the Company received notices of determination from the Tax Department totaling $3.0 million, including $0.7 million of interest. On October 16, 2020, the Company filed challenges to the notices of determination. On March 31, 2022, after a Conciliation Conference, the Company reached a settlement with the Tax Department for $1.7 million which was paid on April 1, 2022.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PA OAG”) that it was reviewing the Company’s business practices for compliance under the Unfair Trade Practices and Consumer Protection Law, 73 P.S. § 201-1 et seq. ("PA UTP"); the Telemarketer Registration Act, 73 P.S. § 2241 et. seq.("PA TSR"), and the Telemarketing Sales Rule, 16 C.F.R. 310 et seq ("TSR"). The Company has been responsive and is fully cooperating with the PA OAG. On February 14, 2022, the PA OAG sent a letter in which it asserted that the Company's lead generation practices violate the PA TSR, the PA UTP and the TSR. While, the Company continues to believe that its lead generation practices are compliant with applicable laws, the Company and the PA OAG are negotiating the terms of an Assurance of Voluntary Compliance ("AVC") to resolve the matter. It is uncertain whether a mutually acceptable AVC can be reached and the terms thereof. Consequently, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position.

11. Business acquisition

True North Acquisition

On  January 1, 2022, the Company acquired a 100% membership interest in True North Loyalty, LLC for a deemed purchase price of $2,321, which consisted of $1,000 in cash at closing, $860 of deferred payments due at both the first and second anniversary of the closing date adjusted for net-working capital, and contingent consideration with a fair value at the closing date of $250, payable in common stock based upon the achievement of specified revenue targets over the five-year period following the completion of the acquisition. The Company also issued 100,000 shares of fully vested stock under the 2018 Plan to the sellers valued at $211. Certain seller parties entered into employment and non-competition agreements with Company in connection with the True North Acquisition. True North Loyalty, LLC is a subscription-based business that utilizes call center operations and other media channels to market recurring revenue services to consumers. In accordance with ASC 805, the Company determined that the True North Acquisition constituted the purchase of a business. For the three and six months ended June 30, 2022, the Company incurred transaction-related expenses of $39 and $59, respectively, and compensation expense related to non-compete agreements in connection with the acquisition of $125 and $250, respectively, which are recorded as part of general and administrative expenses in the consolidated statements of operations. Assets and revenues of True North Loyalty, LLC totaled 1% and 2%, respectively, of the Company's consolidated assets and revenues as of and for the six months ended  June 30, 2022 and are included in the Fluent operating segment.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Winopoly acquisition

On April 1, 2020, the Company acquired, through a wholly-owned subsidiary, a 50% membership interest in Winopoly for a deemed purchase price of $2,553, which consisted of $1,553 in cash and contingent consideration with a fair value of $1,000 payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. The initial contingent consideration of $1,000 had been paid based on specific revenue targets having been met in the first quarter of 2021. On May 17, 2021, additional contingent consideration that was not previously deemed to be probable of payment in the amount of $500 was paid based on a specific revenue target having been met. Winopoly is a contact center operation, which serves as a marketplace that matches consumers sourced by Fluent and other third parties with advertiser clients. In accordance with ASC 805, the Company determined that the Initial Winopoly Acquisition constituted the purchase of a business.

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

On September 1, 2021, the Company acquired the remaining 50% membership interest in Winopoly (the “Full Winopoly Acquisition”) in a negotiated transaction. The consideration was $7,785, which consisted of $3,425 of cash at closing, $2,000 of cash due on January 31, 2022, and $500 of deferred payments due at both the first and second anniversary of the closing. The Company also issued 500,000 shares of fully-vested stock under the 2018 Plan to certain Winopoly personnel valued at $1,360. Certain seller parties entered into employment and non-competition agreements with the Company in connection with the Full Winopoly Acquisition. As a result, the Put/Call Consideration was terminated, partially offsetting the consideration paid in the Full Winopoly Acquisition, resulting in a net expense of $3,201 on the date of the Full Winopoly Acquisition which was recorded as general and administrative and product development expenses.

For the year ended December 31, 2021, the Company incurred transaction-related costs of $28 in connection with the Full Winopoly Acquisition which are also recorded as general and administrative expenses. For the three and six months ended June 30, 2021, compensation expense of $881 and $2,627 respectively, related to the Put/Call Consideration were recorded in general and administrative on the consolidated statement of operations, which had a corresponding liability in other non-current liabilities on the consolidated balance sheet. There was no corresponding charge for the three and six months ended June 30, 2022.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

12. Variable Interest Entity

The Company determined that, following the Initial Winopoly Acquisition, Winopoly qualified as a VIE for which the Company was the primary beneficiary (Note 11, Business acquisition). A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date.

The Company's conclusion that Winopoly was a VIE, and the Company was its primary beneficiary, derived from contractual arrangements that provided the Company with control over certain activities that most significantly impacted its economic performance. These significant activities include the compliance practices of Winopoly and the Company's provisions of leads that Winopoly used to generate its revenue, which ultimately gave the Company its controlling interest. The Company therefore consolidated Winopoly in its consolidated financial statements from the inception of the Initial Winopoly Acquisition, inclusive of deemed compensation expense to the sellers for services rendered. On September 1, 2021, the Company completed the Full Winopoly Acquisition and Winopoly's status as a VIE terminated (Note 3, Intangible assets, net, Note 4, Goodwill and Note 11, Business acquisition).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. In addition to historical information, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as “anticipate,” “believe," "estimate," "expect," "intend," "project," "will,"  or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this and our other Quarterly Reports on Form 10-Q, as well as the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 9, 2022 ("2021 Form 10-K") including without limitation, those discussed in Item 1A. "Risk Factors." in Part I. of the 2021 Form 10-K, and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company"), is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver performance-based marketing executions and lead generation data records to our clients, which includes over 500 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer, and Staffing & Recruitment.

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

Once users have registered with our sites, we apply our proprietary direct marketing technologies to engage them with surveys and other experiences, through which we learn about their lifestyles, preferences and purchasing histories. Based on the insights gleaned, we serve targeted, relevant offers to them on behalf of our clients. As new users register and engage on our sites and existing registrants re-engage, we believe the enrichment of our database through the new registrations or re-engagements expands our addressable client base and improves the effectiveness of our performance-based campaigns.

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have permission to contact the majority of users in our database through multiple channels, such as email, direct mail, telephone, push notifications or SMS text messaging. We leverage this data in our performance offerings primarily to serve advertisements that we believe will be relevant to our registered users based on the information they provide, and in our lead generation offerings to provide our clients with users' contact information so that our clients may communicate with the users directly. We continue to leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising.

Second Quarter Financial Summary

Three months ended June 30, 2022, compared to three months ended June 30, 2021:

•	Revenue increased 34% to $98.4 million, compared to $73.4 million.
•	Net loss was $56.9 million, or $0.70 per share, compared to net loss of $5.2 million or $0.06 per share.
•

Gross profit (exclusive of depreciation and amortization) was $28.3 million, an increase of 69% as compared to the three months ended June 30, 2021, and representing 29% of revenue for the three months ended June 30, 2022

•	Media margin increased 60% to $32.3 million, compared to $20.1 million, representing 32.8% of revenue for the three months ended June 30, 2022
•	Adjusted EBITDA increased to $9.4 million representing 9.6% of revenue, based on net loss of $56.9 million, compared to $1.9 million, based on net loss of $5.2 million.
•	Adjusted net income was $0.6 million, or $0.01 per share, compared to adjusted net loss of $1.9 million, or $0.02 per share.

Six months ended June 30, 2022, compared to six months ended June 30, 2021:

•	Revenue increased 31% to $187.4 million, compared to $143.5 million.
•	Net loss was $59.0 million, or $0.73 per share, compared to net loss of $11.4 million or $0.14 per share.
•

Gross profit (exclusive of depreciation and amortization) was $49.8 million, an increase of 39% as compared to the six months ended June 30, 2021, and representing 27% of revenue for the six months ended June 30, 2022

•	Media margin increased 29% to $58.3 million, compared to $45.0 million, representing 31.1% of revenue for the six months ended June 30, 2022
•	Adjusted EBITDA increased to $14.2 million, representing 7.6% of revenue, based on net loss of $59.0 million, compared to $6.6 million, based on net loss of $11.4 million.
•	Adjusted net income was $1.6 million, or $0.02 per share, compared to adjusted net loss of $1.6 million, or $0.02 per share.

Media margin, adjusted EBITDA and adjusted net income (loss) are non-GAAP financial measures.  See "Definitions, Reconciliations and Uses of Non-GAAP Financial Measures" below.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

Our business depends on identifying and accessing media sources that are of high quality and on our ability to attract targeted users to our media properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in relation to the evolving regulatory landscape of our industry, we commenced a traffic quality initiative (the "Traffic Quality Initiative") in 2020. Our Traffic Quality Initiative curtailed the volume of lower quality affiliate traffic that we source, beginning in the fourth quarter of 2020 as we took a strategic course in building high quality traffic. Our strategy of focusing on high quality targeted media traffic continued into the second quarter of 2022.

We believe that significant value can be created by improving the quality of traffic we source to our media properties, through increased user participation rates on our sites, leading to higher conversion rates, resulting in increased monetization, and ultimately increasing revenue and media margin. Media margin, a non-GAAP measure, is the portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue. We have also been pursuing strategic initiatives that enable us to grow revenue with existing user traffic volume, while attracting new users to our media properties. During the second quarter of 2022, we continued to see improved monetization of consumer traffic through improved customer relationship management, new streams of traffic and internal capabilities that allow us to re-engage consumers who have registered on our owned media properties. Through these initiatives, our business has become less dependent on traditional, low-quality sources of traffic volume to generate revenue growth.

In the first six months of 2022, we increased our spend with major digital media platforms and revised our bidding strategies for affiliate traffic. While these strategies yielded lower margins initially and below our historical levels achieved through affiliate marketing, we better optimized our spend for improved profitability in the second quarter 2022 and intend to continue to do so in future periods. The mix and profitability of our media channels, strategies and partners is likely to continue to be dynamic and reflect evolving market dynamics as well as the impact of our Traffic Quality Initiative. Volatility of affiliate supply sources, consolidation of media sources, changes in search engine, email and text message blocking algorithms, and increased competition for available media made the process of growing our traffic under our evolving quality standards challenging during 2021. As we evaluate and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability.

Seasonality and Cyclicality

Our results are subject to fluctuations as a result of seasonality and cyclicality in our and our clients’ businesses. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

COVID-19

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. At this time, our operations have not been significantly impacted by the global economic impact of COVID-19, and we have taken appropriate measures to ensure that we are able to conduct our business remotely without significant disruptions.

On March 13, 2020, we implemented a company-wide work-from-home policy. On April 1, 2022, we implemented a hybrid approach to have our employees in the office two days a week, but only if employees are comfortable to do so. While we believe we have adapted well to a work-from-home environment, COVID-19 increases the likelihood of certain risks of disruption to our business, such as the incapacity of certain employees or system interruptions, which could lead to diminishment of our regular business operations, technological capacity and cybersecurity capabilities, as well as operational inefficiencies and reputational harm. The same hybrid approach continued into the second quarter of 2022.

Please see Item 1A. Risk Factors in the Form 10-K for the year ended December 31, 2021, for more information or further discussion of the possible impact of the COVID-19 pandemic on our business.

Definitions, Reconciliations and Uses of Non-GAAP Financial Measures

We report the following non-GAAP measures:

Media margin is defined as that portion of gross profit (exclusive of depreciation and amortization) reflecting the variable costs paid for media and related expenses and excluding non-media cost of revenue. Gross profit (exclusive of depreciation and amortization) represents revenue minus cost of revenue (exclusive of depreciation and amortization). Media margin is also presented as percentage of revenue.

Adjusted EBITDA is defined as net income (loss) excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) loss on early extinguishment of debt, (6) accrued compensation expense for the Put/Call Consideration, (7) goodwill impairment, (8) write-off of intangible assets, (9) acquisition-related costs, (10) restructuring and other severance costs, and (11) certain litigation and other related costs.

Adjusted net income (loss) is defined as net income (loss) excluding (1) share-based compensation expense, (2) loss on early extinguishment of debt, (3) accrued compensation expense for the Put/Call Consideration, (4) goodwill impairment, (5) write-off of intangible assets, (6) acquisition-related costs, (7) restructuring and other severance costs, and (8) certain litigation and other related costs. Adjusted net income (loss) is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three and six months ended June 30, 2022 and 2021, respectively, which we believe is the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$98,361	$73,378	$187,424	$143,548
Less: Cost of revenue (exclusive of depreciation and amortization)	70,026	56,605	137,589	107,595
Gross profit (exclusive of depreciation and amortization)	$28,335	$16,773	$49,835	$35,953
Gross profit (exclusive of depreciation and amortization) % of revenue	29%	23%	27%	25%
Non-media cost of revenue (1)	3,974	3,363	8,423	9,053
Media margin	$32,309	$20,136	$58,258	$45,006
Media margin % of revenue	32.8%	27.4%	31.1%	31.4%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net loss for the three and six months ended June 30, 2022 and 2021, respectively, which we believe is the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(56,944)	$(5,179)	$(58,957)	$(11,437)
Income tax expense (benefit)	5,122	—	5,122	(1)
Interest expense, net	430	427	814	1,435
Depreciation and amortization	3,332	3,366	6,639	6,739
Share-based compensation expense	863	1,201	1,851	2,432
Loss on early extinguishment of debt	—	—	—	2,964
Accrued compensation expense for Put/Call Consideration	—	881	—	2,627
Goodwill impairment	55,400	—	55,400	—
Write-off of intangible assets	—	199	128	199
Loss on disposal of property and equipment	21	—	21	—
Acquisition-related costs(1)	579	500	1,137	500
Restructuring and other severance costs	38	97	38	97
Certain litigation and other related costs	596	359	1,998	1,027
Adjusted EBITDA	$9,437	$1,851	$14,191	$6,582

(1)	Includes compensation expense related to non-competition agreements entered into as a result of acquisitions (See Note 11. Business acquisition, in the Notes to the Consolidated Financial Statements)

Below is a reconciliation of adjusted net income (loss) and adjusted net income (loss) per share from net loss for the three and six months ended June 30, 2022 and 2021, respectively, which we believe is the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2022	2021	2022	2021
Net loss	$(56,944)	$(5,179)	$(58,957)	$(11,437)
Share-based compensation expense	863	1,201	1,851	2,432
Loss on early extinguishment of debt	—	—	—	2,964
Accrued compensation expense for Put/Call Consideration	—	881	—	2,627
Goodwill impairment	55,400	—	55,400	—
Write-off of intangible assets	—	199	128	199
Loss on disposal of property and equipment	21	—	21	—
Acquisition-related costs(1)	579	500	1,137	500
Restructuring and other severance costs	38	97	38	97
Certain litigation and other related costs	596	359	1,998	1,027
Adjusted net income (loss)	$553	$(1,942)	$1,616	$(1,591)
Adjusted net income (loss) per share:
Basic	$0.01	$(0.02)	$0.02	$(0.02)
Diluted	$0.01	$(0.02)	$0.02	$(0.02)
Weighted average number of shares outstanding:
Basic	81,493,821	79,962,275	81,193,107	79,560,643
Diluted	81,493,821	79,962,275	81,193,107	79,560,643

(1)	Includes compensation expense related to non-competition agreements entered into as part of an acquisition (See Note 11. Business acquisition, in the Notes to the Consolidated Financial Statements).

We present media margin, as a percentage of revenue, adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per share as supplemental measures of our financial and operating performance because we believe they provide useful information to investors. More specifically:

Media margin, as defined above, is a measure of the efficiency of the Company’s operating model. We use media margin and the related measure of media margin as a percentage of revenue as primary metrics to measure the financial return on our media and related costs, specifically to measure the degree by which the revenue generated from our digital marketing services exceeds the cost to attract the consumers to whom offers are made through our services. We use media margin extensively to manage our operating performance, including evaluating operational performance against budgeted media margin and understanding the efficiency of our media and related expenditures. We also use media margin for performance evaluations and compensation decisions regarding certain personnel.

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain litigation and other related costs associated with legal matters outside the ordinary course of business, including costs and accruals related to the New York State Tax Department, New York Attorney General and Federal Trade Commission matters as described below (See Part II, Item 1 — Legal Proceedings). We consider items one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. There were no adjustments for one-time items in the periods presented by this Quarterly Report on Form 10-Q.

Adjusted net income (loss), as defined above, and the related measure of adjusted net income (loss) per share exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. We believe adjusted net income (loss) affords investors a different view of the overall financial performance as compared to adjusted EBITDA and the GAAP measure of net income (loss).

Media margin, adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per share are non-GAAP financial measures with certain limitations regarding their usefulness. They do not reflect our financial results in accordance with GAAP, as they do not include the impact of certain expenses that are reflected in our consolidated statements of operations. Accordingly, these metrics are not indicative of our overall results or indicators of past or future financial performance. Further, they are not financial measures of profitability and are neither intended to be used as a proxy for the profitability of our business nor to imply profitability. The way we measure media margin, adjusted EBITDA and adjusted net income (loss) may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Revenue. Revenue increased $25.0 million, or 34%, to $98.4 million for the three months ended June 30, 2022, compared to $73.4 million for the three months ended June 30, 2021. The increase was largely attributable to growth in the Rewards business, driven by expanding media footprint in both U.S and international markets, increased client demand in the Fluent Sales Solution business unit, and expanded customer relationship management ("CRM") capabilities which have enabled us to re-engage with users who have already registered on our owned media properties.

Each of the foregoing factors has served to increase monetization of consumer traffic, which has partially offset reductions in traffic volume year-over-year, stemming from our Traffic Quality Initiative. Through these initiatives, our business has become less dependent on traffic volume to generate revenue growth. We also continued to source higher volumes of traffic from major digital media platforms in the second quarter of 2022, with year-over-year reductions in lower-quality affiliate traffic. The growth in Q2 2022 also reflects some of our Q3 2022 strategic initiatives that began earlier than planned. Moving forward, we will continue to assess the strategic relevancy of these initiatives to our core, while we determine where we make our long term bets. These trends are anticipated to continue in the near future as we test and scale media channels, strategies and partnerships.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $13.4 million, or 24%, to $70.0 million for the three months ended June 30, 2022, compared to $56.6 million for the three months ended June 30, 2021. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites and, historically, on behalf of third-party advertisers, as well as the costs of fulfilling rewards earned by consumers who complete the requisite number of advertisers' offers.

The total cost of revenue as a percentage of revenue decreased to 71% for the three months ended June 30, 2022, compared to 77% for the three months ended June 30, 2021. In the normal course of executing paid media campaigns to source consumer traffic, we regularly evaluate new channels, strategies and partners, in an effort to identify actionable opportunities which can then be optimized over time. Traffic acquisition costs incurred with the major digital media platforms from which we sourced increased traffic volumes have historically been higher than affiliate traffic sources. In the second quarter of 2022, we continued to increase our spend and improve profitability with our major digital media platforms compared to the same period last year. The growth also reflects some of our Q3 2022 strategic and test and learn initiatives that began earlier than planned. Moving forward, we will continue to assess the strategic relevancy of these initiatives to our core, while we determine where we make our long term bets. The mix and profitability of our media channels, strategies and partners is likely to be dynamic and reflect evolving market dynamics and the impact of our Traffic Quality Initiative. As we evaluate and scale new media channels, strategies and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability. We believe our Traffic Quality Initiative will benefit the Company over time, providing the foundation to support sustainable long-term growth and positioning us as an industry leader. Past levels of cost of revenue (exclusive of depreciation and amortization) may therefore not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing. Sales and marketing expenses increased $1.5 million, or 49%, to $4.5 million for the three months ended June 30, 2022, compared to $3.0 million for the three months ended June 30, 2021, due to increase in business travel, events and in-person meetings. For the three months ended June 30, 2022 and 2021, the amounts consisted mainly of employee salaries and benefits of $3.8 million and $2.6 million, advertising costs of $0.3 and $0.1 million, and non-cash share-based compensation expenses of $0.1 and $0.2 million respectively. As business travel and in-person meetings and events have resumed, we anticipate that our sales and marketing expenditures may increase in future periods. As a result, past levels of sales and marketing expenditures may not be indicative of future expenditures, which may increase or decrease as these uncertainties in our business play out.

Product development. Product development expense increased $1.4 million, or 40%, to $4.8 million for the three months ended June 30, 2022, compared to $3.4 million for the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, the amounts consisted mainly of salaries and benefits of $3.5 million and $2.4 million, professional fees of $0.7 million and $0.3 million, software license and maintenance costs of $0.4 million and $0.3 million, and non-cash share-based compensation expense of $0.1 million and $0.2 million, respectively. The increase in product development expenses reflect investments in our technology and analytics platform, as well as the development of new app-based media properties, expanding beyond our traditional focus on web-based media properties.

General and administrative. General and administrative expenses increased by $0.2 million, or 1%, to $11.7 million for the three months ended June 30, 2022, compared to $11.5 million for the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, the amounts consisted mainly of employee salaries and benefits of $6.0 million and $5.0 million, professional fees of $1.3 million and $1.2 million, office overhead of $1.2 million and $1.1 million, certain litigation and related costs of $0.6 million and $0.4 million, non-cash share-based compensation expense of $0.6 million and $0.8 million, software license and maintenance costs of $0.6 million and $0.9 million, acquisition-related costs of $0.6 million and $0.5 million, and accrued compensation expense for the Put/Call Consideration from the Initial Winopoly Acquisition described below under the heading "Liquidity and Capital Resources" of $0.0 million and $0.9 million (see Note 11, Business acquisition, in the Notes to Consolidated Financial Statements), respectively. The increase was mainly the result of continued investments in the business, along with increased employee salaries and benefits, certain litigation and related costs, partially offset by the decrease in accrued compensation expense for the Winopoly Put/Call Consideration.

Depreciation and amortization. Depreciation and amortization expenses decreased $0.01 million, or 1%, to $3.3 million for the three months ended June 30, 2022, compared to $3.4 million for the three months ended June 30, 2021.

Write-off of intangible assets. For the three months ended June 30, 2022, the Company recognized an impairment loss related to goodwill of $55.4 million compared to $0.2 million recognized for the write off of intangible assets related to software developed for internal use for three months ended June 30, 2021.

Interest expense, net. Interest expense, remained flat at $0.4 million for the three months ended June 30, 2022 and 2021.

Net loss before income taxes. For the three months ended June 30, 2022, net loss before income taxes was $51.8 million, compared to net loss before income taxes of $5.2 million for the three months ended June 30, 2021. The increase in net loss before income taxes of $46.6 million was primarily due to the non-cash impairment charge of $55.4 million, an increase in cost of revenue of $13.4 million, an increase in sales and marketing of $1.5 million, and an increase in product development of $1.4 million, partially offset by an increase in revenue of $25.0 million, as discussed above.

Income tax expense. For the three months ended June 30, 2022, the Company had income tax expense of $5.1 million, with no corresponding impact for the three months ended June 30, 2021.

As of June 30, 2022 and 2021, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on various factors, including our history of losses, current loss, estimated future taxable loss, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe it is unlikely that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net loss. Net loss of $56.9 million and net loss of $5.2 million were recognized for the three months ended June 30, 2022 and 2021, respectively, as a result of the foregoing.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Revenue. Revenue increased $43.9 million, or 31%, to $187.4 million for the six months ended June 30, 2022, compared to $143.5 million for the six months ended June 30, 2021. The increase was largely attributable to growth in the Rewards business, driven by expanding media footprint in both U.S and international markets, increased client demand in the Fluent Sales Solution business unit, and expanded CRM capabilities which have enabled us to re-engage with users who have already registered on our owned media properties.

Each of the foregoing factors has served to increase monetization of consumer traffic, which has partially offset reductions in traffic volume year-over-year, stemming from our Traffic Quality Initiative. Through these initiatives, our business has become less dependent on traffic volume to generate revenue growth. We also sourced higher volumes of traffic from major digital media platforms in the first six months of 2022 compared to the first six months of 2021, with year-over-year reductions in lower-quality affiliate traffic. These trends are anticipated to continue in the near future as we test and scale media channels, strategies and partnerships.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $30.0 million, or 28%, to $137.6 million for the six months ended June 30, 2022, compared to $107.6 million for the six months ended June 30, 2021.

The total cost of revenue as a percentage of revenue decreased to 73% for the six months ended June 30, 2022, compared to 75% for the six months ended June 30, 2021.

Sales and marketing. Sales and marketing expenses increased $2.4 million, or 40%, to $8.3 million for the six months ended June 30, 2022, compared to $6.0 million for the six months ended June 30, 2021, due to increase in business travel, events and in-person meetings. For the six months ended June 30, 2022 and 2021, the amounts consisted mainly of employee salaries and benefits of $7.1 million and $5.1 million, advertising costs of $0.6 and $0.3 million, and non-cash share-based compensation expense of $0.3 and $0.4 million respectively.

Product development. Product development expense increased $2.5 million, or 36%, to $9.4 million for the six months ended June 30, 2022, compared to $6.9 million for the six months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, the amounts consisted mainly of salaries and benefits of $6.8 million and $5.0 million, professional fees of $1.4 million and $0.5 million, software license and maintenance costs of $0.7 million and $0.7 million, and non-cash share-based compensation expense of $0.3 million and $0.5 million, respectively. The increase in product development expenses reflect investments in our technology and analytics platform, as well as the development of new app-based media properties, expanding beyond our traditional focus on web-based media properties.

General and administrative. General and administrative expenses decreased by $0.3 million, or 1%, to $23.0 million for the six months ended June 30, 2022, compared to $23.2 million for the six months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, the amounts consisted mainly of employee salaries and benefits of $10.9 million and $9.9 million, professional fees of $2.7 million and $2.7 million, office overhead of $2.3 million and $2.2 million, certain litigation and related costs of $2.0 million and $1.0 million, non-cash share-based compensation expense of $1.3 million and $1.6 million, software license and maintenance costs of $1.2 million and $1.5 million, acquisition-related costs of $1.1 million and $0.5 million, and accrued compensation expense for the Put/Call Consideration from the Initial Winopoly Acquisition described below under the heading "Liquidity and Capital Resources" of $0.0 million and $2.6 million (see Note 11, Business acquisition, in the Notes to Consolidated Financial Statements), respectively. The decrease was mainly the result of the Put/Call Consideration related to the Initial Winopoly Acquisition (as defined below) and software license fees, offset by increased employee salaries and benefits, litigation and related costs due to the New York State Tax Department settlement and the acquisition-related costs in connection with the True North Acquisition and the Full Winopoly Acquisition (as defined below).

Depreciation and amortization. Depreciation and amortization expenses decreased $0.1 million, or 1%, to $6.6 million for the six months ended June 30, 2022, compared to $6.7 million for the six months ended June 30, 2021.

Write-off of intangible assets. During the six months ended June 30, 2022, the Company recognized an impairment loss related to goodwill of $55.4 million, compared to $0.2 million recognized for the six months ended June 30, 2021 for the write off of intangible assets related to software developed for internal use.

Interest expense, net. Interest expense, net, decreased $0.6 million, or 43%, to $0.8 million for the six months ended June 30, 2022, from $1.4 million for the six months ended June 30, 2021. The decrease was attributable to a lower interest rate on the New Credit Facility, described below under "Liquidity and Capital Resources," compared to to the prior loan in place during the first quarter of 2021.

Loss on early extinguishment of debt. During the six months ended June 30, 2021, we recognized $3.0 million of loss due to the early extinguishment of debt, described below under "Liquidity and Capital Resources," with no corresponding charge in the six months ended June 30, 2022.

Net loss before income taxes. For the six months ended June 30, 2022, net loss before income taxes was $53.8 million, compared to net loss before income taxes of $11.4 million for the six months ended June 30, 2021. The increase in net loss of $42.4 million was primarily due to the non-cash impairment charge of $55.4 million, an increase in the cost of revenue of $30.0 million, an increase in product development of $2.5 million, and an increase in sales and marketing of $2.4 million, partially offset by an increase in revenue of $43.9 million, as discussed above.

Income tax (expense) benefit. For the six months ended June 30, 2022, the Company had income tax expense of $5.1 million, compared to $0.01 million income tax benefit for the six months ended June 30, 2021.

Net loss. Net loss of $59.0 million and net loss of $11.4 million were recognized for the six months ended June 30, 2022 and 2021, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash (used in) operating activities. For the six months ended June 30, 2022, net cash used in operating activities was $1.9 million, compared to $0.7 million for the six months ended June 30, 2021. Net loss in the current period of $59.0 million represents an increase of $47.5 million, as compared with net loss of $11.4 million in the prior period. Adjustments to reconcile net loss to net cash used in operating activities of $69.5 million in the current period increased by $54.9 million, as compared with $14.6 million in the prior period, primarily due to a non-cash impairment loss related to goodwill of $55.4 million in the current period. Changes in assets and liabilities consumed cash of $12.4 million in the current period, as compared with $3.8 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash (used in) investing activities. For the six months ended June 30, 2022 and 2021, net cash used in investing activities was $3.2 million and $1.6 million, respectively. The increase was mainly due to the True North Acquisition that occurred in the current year.

Cash (used in) provided by financing activities. Net cash used by financing activities for the six months ended June 30, 2022 was $2.9 million and net cash provided by financing activities was $6.3 million for the six months ended June 30, 2021. The change of $9.2 million in cash used in financing activities in the current period was mainly due to the decrease in the repayment of long term debt of $40.5 million, mainly offset by the net proceeds from issuance of long-term debt, net of financing costs of $49.6 million, the exercise of stock options by a former key executive of $0.9 million, and the prepayment penalty on early debt extinguishment of $0.8 million in the six months ended June 30, 2021.

As of June 30, 2022, we had noncancelable operating lease commitments of $7.6 million and long-term debt with a $43.8 million principal balance. For the six months ended June 30, 2022, we funded our operations using available cash.

As of June 30, 2022, we had cash and cash equivalents of approximately $26.4 million, a decrease of $8.1 million from $34.5 million as of December 31, 2021. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We continue to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurance that any such acquisitions will be made or that we will be able to successfully integrate any acquired business with our then current business or realize anticipated cost synergies. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to shareholders.

On April 1, 2020, we acquired a 50% membership interest in Winopoly, LLC (the "Initial Winopoly Acquisition"), for a deemed purchase price of $2.6 million, comprised of $1.6 million in upfront cash paid to the seller parties and contingent consideration with a fair value of $1.0 million, payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. (See Note 11, Business acquisition, in the Notes to Consolidated Financial Statements.) On September 1, 2021, we acquired the remaining 50% membership interest in Winopoly, LLC ("the Full Winopoly Acquisition") in a negotiated transaction. The consideration was $7.8 million, which consisted of $3.4 million of cash at closing, $2.0 million of cash due on January 31, 2022, and $0.5 million of deferred payments due at each of the first and second anniversaries of the closing. We also issued 500,000 shares of fully-vested stock under the Fluent, Inc. 2018 Stock Incentive Plan (the "2018 Plan") to certain Winopoly personnel valued at $1.4 million. (See Note 11, Business acquisition, in the Notes to Consolidated Financial Statements.) On January 1, 2022, we acquired a 100% membership interest in True North Loyalty, LLC. (“True North Acquisition”) for a deemed purchase price of $2.3 million, which consisted of $1.0 million of cash at closing, $0.5 million of deferred payments due at both the first and second anniversary of the closing and contingent consideration with a fair value of $0.3 million, payable based upon the achievement of specified revenue targets over the five-year period following the completion of the acquisition. We also issued 100,000 shares of fully vested stock under the 2018 Plan to the sellers valued at $0.2 million. (See Note 11 Business acquisition, in the Notes to Consolidated Financial Statements.)

On March 31, 2021, Fluent, LLC, our wholly-owned subsidiary, entered into a credit agreement (the “Credit Agreement”) with certain subsidiaries of Fluent, LLC as guarantors and Citizens Bank, N.A., as administrative agent, lead arranger and bookrunner. The Credit Agreement provides for a term loan in the aggregate principal amount of $50.0 million funded on the Closing Date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15.0 million (the "Revolving Loans," and together with the Term Loan, the "New Credit Facility"). As of June 30, 2022, the Credit Agreement has an outstanding principal balance of $43.8 million and matures on March 31, 2026. Principal amortization of the Credit Agreement is $1.3 million per quarter, which commenced with the fiscal quarter ended June 30, 2021.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at the Company's option, either a base rate or a LIBOR rate (subject to a floor of 0.25%). The applicable margin is between 0.75% and 1.75% for base rate borrowings and 1.75% and 2.75% for LIBOR rate borrowings, depending upon the Company's consolidated leverage ratio. The opening interest rate of the New Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 3.92% (LIBOR + 2.25%) as of June 30, 2022.

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

The Credit Agreement requires us to maintain and comply with certain financial and other covenants. While we were in compliance with the financial and other covenants as of June 30, 2022, we cannot guarantee that we will be able to maintain compliance with such financial or other covenants in future periods. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial condition if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We periodically evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As disclosed in Note 4, Goodwill, included in this Quarterly Report on Form 10-Q, the Company engaged a third party to assist in conducting an interim test of the fair value of its goodwill for potential impairment. The Company considered a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The Company determined that a market-based approach, which considered the Company’s implied market multiple applied to management’s forecast and further adjusted for a control premium, provided the best indication of fair value of the Fluent reporting unit. Based on the results of this market-based approach as of June 30, 2022, the Company concluded that its carrying value exceeded its estimated fair value by 27%. As such the Company concluded that its goodwill of $162.0 million for the Fluent reporting unit was impaired and recorded a non-cash impairment charge of $55.4 million. The impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates or assumptions. The critical assumptions used in determining the fair value of the reporting unit are forecasted cash flows, market multiples, and control premiums. Management exercises judgment in developing these assumptions. Certain of these assumptions are based on facts specific to the reporting unit, market participant assumptions and management’s projected cash flows. If actual cash flows were to decline from forecast, or market factors such as valuation multiples or interest rates were to trend in an unfavorable direction, there would be an increased risk of goodwill impairment for the Fluent reporting unit.

For additional information, please refer to our 2021 Form 10-K. Except as set forth herein, there have been no additional material changes to Critical Accounting Policies and Estimates disclosed in the 2021 Form 10-K.

Recently issued accounting and adopted standards

See Note 1(b), "Recently issued and adopted accounting standards," in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022. Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during this quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 13, 2018, the Company received a subpoena from the United States Department of Justice (“DOJ”) regarding the same issue. On March 12, 2020, the Company received a subpoena from the Office of the Attorney General of the District of Columbia ("DC AG") regarding the same issue. The Company has not received any communications from either the DOJ or the DC AG since the second quarter of 2020. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to our business, results of operations or financial position.

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

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PA OAG”) that it was reviewing the Company’s business practices for compliance under the Unfair Trade Practices and Consumer Protection Law, 73 P.S. § 201-1 et seq. ("PA UTP"); the Telemarketer Registration Act, 73 P.S. § 2241 et. seq.("PA TSR"), and the Telemarketing Sales Rule, 16 C.F.R. 310 et seq ("TSR"). The Company has been responsive and is fully cooperating with the PA OAG. On February 14, 2022, the PA OAG sent a letter in which it asserted that the Company's lead generation practices violate the PA TSR, the PA UTP and the TSR. While, the Company continues to believe that its lead generation practices are compliant with applicable laws, the Company and the PA OAG are negotiating the terms of an Assurance of Voluntary Compliance ("AVC") to resolve the matter. It is uncertain whether a mutually acceptable AVC can be reached and the terms thereof. Consequently, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation	8-K	001-37893	3.2	3/26/2015

3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	001-37893	3.1	4/16/2018

3.3	Amended and Restated Bylaws	8-K	001-37893	3.2	2/19/2019

4.1	Form of Common Stock Certificate	8-K	001-37893	4.1	4/16/2018

10.1	Fluent, Inc. 2022 Omnibus Equity Incentive Plan	8-K	001-37893	10.1	6/10/2022

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
*

This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fluent, Inc.

August 9, 2022	By:	/s/ Sugandha Khandelwal
Sugandha Khandelwal
Chief Financial Officer
(Principal Financial and Accounting Officer)