Form 10-Q
period 2022-09-30
Fluent, Inc.
filed 2022-11-07
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 3, 2022, the registrant had 79,951,143 shares of common stock, $0.0005 par value per share outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$33,106	$34,467
Accounts receivable, net of allowance for doubtful accounts of $491 and $313, respectively	67,550	70,228
Prepaid expenses and other current assets	2,312	2,505
Total current assets	102,968	107,200
Property and equipment, net	1,063	1,457
Operating lease right-of-use assets	5,653	6,805
Intangible assets, net	30,714	35,747
Goodwill	110,780	165,088
Other non-current assets	1,840	1,885
Total assets	$253,018	$318,182
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$14,918	$16,130
Accrued expenses and other current liabilities	27,577	33,932
Deferred revenue	1,331	651
Current portion of long-term debt	5,000	5,000
Current portion of operating lease liability	2,402	2,227
Total current liabilities	51,228	57,940
Long-term debt, net	36,780	40,329
Operating lease liability	4,238	5,692
Other non-current liabilities	723	811
Total liabilities	92,969	104,772
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 84,242,962 and 83,057,083, respectively; and Shares outstanding — 79,942,810 and 78,965,260, respectively (Note 7)	42	42
Treasury stock, at cost — 4,300,152 and 4,091,823 Shares, respectively (Note 7)	(11,171)	(10,723)
Additional paid-in capital	421,990	419,059
Accumulated deficit	(250,812)	(194,968)
Total shareholders' equity	160,049	213,410
Total liabilities and shareholders' equity	$253,018	$318,182

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$89,046	$85,858	$276,470	$229,406
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	65,270	63,784	202,859	171,379
Sales and marketing	4,254	3,034	12,590	8,995
Product development	4,622	4,464	13,979	11,331
General and administrative	10,877	13,279	33,852	36,505
Depreciation and amortization	3,398	3,200	10,037	9,939
Goodwill impairment and write-off of intangible assets	—	144	55,528	343
Loss (gain) on disposal of property and equipment	(2)	—	19	—
Total costs and expenses	88,419	87,905	328,864	238,492
Income (loss) from operations	627	(2,047)	(52,394)	(9,086)
Interest expense, net	(517)	(405)	(1,331)	(1,840)
Loss on early extinguishment of debt	—	—	—	(2,964)
Income (loss) before income taxes	110	(2,452)	(53,725)	(13,890)
Income tax (expense) benefit	3,003	—	(2,119)	1
Net income (loss)	3,113	(2,452)	(55,844)	(13,889)

Basic and diluted income (loss) per share:
Basic	$0.04	$(0.03)	$(0.69)	$(0.17)
Diluted	$0.04	$(0.03)	$(0.69)	$(0.17)

Weighted average number of shares outstanding:
Basic	81,592,316	80,133,406	81,327,639	79,753,662
Diluted	81,699,966	80,133,406	81,327,639	79,753,662

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2022	84,146,082	$42	4,300,152	$(11,171)	$421,172	$(253,925)	$156,118
Vesting of restricted stock units and issuance of stock under incentive plans	96,880	—	—	—	—	—	—
Share-based compensation	—	—	—	—	818	—	818
Net income	—	—	—	—	—	3,113	3,113
Balance at September 30, 2022	84,242,962	$42	4,300,152	$(11,171)	$421,990	$(250,812)	$160,049

Balance at December 31, 2021	83,057,083	$42	4,091,823	$(10,723)	$419,059	$(194,968)	$213,410
Vesting of restricted stock units and issuance of stock under incentive plans	1,185,879	—	—	—	211	—	211
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	208,329	(448)	—	—	(448)
Share-based compensation	—	—	—	—	2,720	—	2,720
Net loss	—	—	—	—	—	(55,844)	(55,844)
Balance at September 30, 2022	84,242,962	$42	4,300,152	$(11,171)	$421,990	$(250,812)	$160,049

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2021	82,440,259	$41	4,068,832	$(10,666)	$415,325	$(196,346)	$208,354
Vesting of restricted stock units and issuance of stock under incentive plans	578,159	1	—	—	1,359	—	1,360
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	20,948	(52)	—	—	(52)
Share-based compensation	—	—	—	—	1,168	—	1,168
Net loss	—	—	—	—	—	(2,452)	(2,452)
Balance at September 30, 2021	83,018,418	$42	4,089,780	$(10,718)	$417,852	$(198,798)	$208,378

Balance at December 31, 2020	80,295,141	$40	3,945,867	$(9,999)	$411,753	$(184,909)	$216,885
Vesting of restricted stock units and issuance of restricted stock	2,525,277	2	—	—	1,494	—	1,496
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	143,913	(719)	—	—	(719)
Exercise of stock options	198,000	—	—	—	934	—	934
Share-based compensation	—	—	—	—	3,671	—	3,671
Net loss	—	—	—	—	—	(13,889)	(13,889)
Balance at September 30, 2021	83,018,418	$42	4,089,780	$(10,718)	$417,852	$(198,798)	$208,378

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,844)	$(13,889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,037	9,939
Non-cash loan amortization expense	201	361
Share-based compensation expense	2,652	3,577
Non-cash loss on early extinguishment of debt	—	2,198
Non-cash accrued compensation expense for Put/Call Consideration	—	3,213
Non-cash termination of Put/Call Consideration	—	(629)
Goodwill impairment	55,400	—
Write-off of intangible assets	128	343
Loss on disposal of property and equipment	19	—
Provision for bad debt	275	113
Provision for income taxes	2,119	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	2,406	(14,012)
Prepaid expenses and other current assets	277	227
Other non-current assets	52	(298)
Operating lease assets and liabilities, net	(127)	(136)
Accounts payable	(1,212)	8,493
Accrued expenses and other current liabilities	(9,616)	(5,685)
Deferred revenue	456	(651)
Other	(89)	(96)
Net cash provided by (used in) operating activities	7,134	(6,932)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(3,316)	(2,237)
Business acquisitions, net of cash acquired	(971)	—
Acquisition of property and equipment	(10)	(26)
Net cash used in investing activities	(4,297)	(2,263)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	—	49,624
Repayments of long-term debt	(3,750)	(45,486)
Exercise of stock options	—	934
Prepayment penalty on debt extinguishment	—	(766)
Taxes paid related to net share settlement of vesting of restricted stock units	(448)	(719)
Proceeds from the issuance of stock	—	136
Net cash (used in) provided by financing activities	(4,198)	3,723
Net decrease in cash, cash equivalents and restricted cash	(1,361)	(5,472)
Cash, cash equivalents and restricted cash at beginning of period	34,467	22,567
Cash, cash equivalents and restricted cash at end of period	$33,106	$17,095
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,162	$1,413
Cash paid for income taxes	$603	$356
Share-based compensation capitalized in intangible assets	$68	$94
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Liability incurred for deferred payment in connection with True North acquisition	$860	$—
Contingent consideration in connection with True North acquisition	$250	$—
Equity issued in connection with True North acquisition	$211	$—

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended September 30, 2022 and 2021, respectively, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2022.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("Topic 848"), which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has completed its assessment and concluded this update has no material impact on its consolidated financial statements.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

(c) Revenue recognition

On January 1, 2018, we adopted and started applying the practical expedient offered under FASB Accounting Standards Codification ("ASC"), Revenue from Contracts with Customers, ("Topic 606"), which permits, under ASC 606-10-55-18, revenue to be recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's performance obligation is typically to (a) deliver data records, based on predefined qualifying characteristics specified by the customer, (b) generate conversions, based on predefined user actions (for example, a click, a registration or the installation of an app) and subject to certain qualifying characteristics specified by the customer, (c) verify user interest or transfer calls to advertiser clients as a part of the contact center operation, or (d) deliver media spend as a part of the business of AdParlor, LLC, a wholly-owned subsidiary of the Company.

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  September 30, 2022 and December 31, 2021, the balance of deferred revenue was  $1,331 and $651, respectively. The majority of the deferred revenue balance as of  December 31, 2021 was recognized into revenue during the first quarter of 2022.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  September 30, 2022 and December 31, 2021, unbilled revenue included in accounts receivable was $28,384 and $31,842, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

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

As of September 30, 2022, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of September 30, 2022, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be Level 3, as certain inputs used to determine fair value are unobservable, see Note 4, Goodwill, for further discussion of the impairment charge.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

2. Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, in addition to restricted stock units ("RSUs") that are vested but not delivered and restricted stock. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock and is calculated using the treasury stock method for stock options, restricted stock units, restricted stock, warrants and deferred common stock. Stock equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the three and nine months ended September 30, 2022 and 2021, basic and diluted income (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$3,113	$(2,452)	$(55,844)	$(13,889)
Denominator:
Weighted average shares outstanding	79,898,219	78,441,740	79,620,308	77,866,621
Weighted average restricted shares vested not delivered	1,694,097	1,691,666	1,707,331	1,887,041
Total basic weighted average shares outstanding	81,592,316	80,133,406	81,327,639	79,753,662
Dilutive effect of assumed conversion of restricted stock units	107,650	—	—	—
Total diluted weighted average shares outstanding	81,699,966	80,133,406	81,327,639	79,753,662
Basic and diluted income (loss) per share:
Basic	$0.04	$(0.03)	$(0.69)	$(0.17)
Diluted	$0.04	$(0.03)	$(0.69)	$(0.17)

Based upon the exercise price and the average stock price for the three and nine months ended September 30, 2022 and 2021, respectively, certain stock equivalents, including stock options and warrants, have been excluded from diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units	1,220,790	2,814,788	1,780,022	2,814,788
Stock options	2,139,000	2,204,000	2,139,000	2,204,000
Warrants	—	833,333	—	833,333
Total anti-dilutive securities	3,359,790	5,852,121	3,919,022	5,852,121

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	September 30, 2022	December 31, 2021
Gross amount:
Software developed for internal use	3	$12,842	9,552
Acquired proprietary technology	3-5	15,871	14,844
Customer relationships	5-10	38,068	37,886
Trade names	4-20	16,657	16,657
Domain names	20	195	191
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		116,693	112,190
Accumulated amortization:
Software developed for internal use		(7,301)	(5,263)
Acquired proprietary technology		(14,131)	(13,402)
Customer relationships		(34,053)	(29,948)
Trade names		(5,815)	(5,145)
Domain names		(65)	(58)
Databases		(22,846)	(20,859)
Non-competition agreements		(1,768)	(1,768)
Total accumulated amortization		(85,979)	(76,443)
Net intangible assets:
Software developed for internal use		5,541	4,289
Acquired proprietary technology		1,740	1,442
Customer relationships		4,015	7,938
Trade names		10,842	11,512
Domain names		130	133
Databases		8,446	10,433
Total intangible assets, net		$30,714	$35,747

The gross amounts associated with software developed for internal use primarily represents the capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"), the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"), the acquisition of substantially all the assets of AdParlor, LLC, and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"), the acquisition of a 50% interest in Winopoly (the "Initial Winopoly Acquisition"), effective April 1, 2020 (Note 11, Business acquisition), and the acquisition of 100% interest in True North Loyalty, LLC, (the "True North Acquisition"), effective January 1, 2022 (Note 11, Business acquisition). In connection with the Initial Winopoly Acquisition, the Company recorded 100% equity ownership for GAAP purposes due to Winopoly's status as a VIE for which the Company is a primary beneficiary, so no further intangible assets were acquired in connection with the Full Winopoly Acquisition described in Note 11, Business acquisition.

During the second quarter of 2022, the Company determined that the decline in its publicly traded stock price which resulted in a corresponding decline in its market capitalization constituted a triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets. The Company continued to see a decline in its market capitalization for the third quarter of 2022 and conducted another recoverability test of its long-lived assets. Based on the results of the recoverability tests, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that its long-lived assets were not impaired as of June 30, 2022 or September 30, 2022. The Company believes that the assumptions utilized in the impairment tests, including the estimation of future cash flows, were reasonable. Future tests may indicate impairment if actual future cash flows or other factors considered differ from the assumptions used in the prior interim impairment tests.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Amortization expense of $3,292 and $3,006 for the three months ended September 30, 2022 and 2021, respectively, and $9,651 and $9,352, for the nine months ended September 30, 2022 and 2021, respectively, is included in depreciation and amortization expenses in the consolidated statements of operations. As of September 30, 2022, intangible assets with a carrying amount of $1,034, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of September 30, 2022, estimated amortization expense related to the Company's intangible assets for the remainder of 2022 and through 2027 and thereafter are as follows:

Year	September 30, 2022
Remainder of 2022	$3,098
2023	7,182
2024	6,574
2025	5,184
2026	1,277
2027 and thereafter	7,399
Total	$30,714

4. Goodwill

Goodwill represents the consideration paid in excess of the fair value of net assets acquired in a business combination. As of September 30, 2022, the total balance of goodwill was $110,780, a decrease of $54,308 from December 31, 2021, as a result of a non-cash impairment charge of $55,400 partially offset by $1,092 attributable to the True North Acquisition (Note 11, Business acquisition). The balance also includes goodwill from the acquisition of the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, and the Initial Winopoly Acquisition (Note 11, Business acquisition). In connection with the Initial Winopoly Acquisition, the Company recorded 100% equity ownership for GAAP purposes due to Winopoly's status as a VIE for which the Company is a primary beneficiary, so no further goodwill was acquired in connection with the Full Winopoly Acquisition described in Note 11, Business acquisition.

In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is assessed at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. The measurement date of the Company's annual goodwill impairment test is set to October 1.

During the second quarter of 2022, the Company determined that the decline in the market value of its publicly-traded stock price, which resulted in a corresponding decline in its market capitalization, constituted a triggering event. The Company conducted an interim test of the fair value of the Fluent reporting unit's goodwill for potential impairment as of June 30, 2022. The Company considered a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The Company determined that a market-based approach, which considered the Company’s implied market multiple applied to management’s forecast and further adjusted for a control premium, provided the best indication of fair value of the Fluent reporting unit. The results of this market-based approach indicated that its carrying value exceeded its fair value by 27%. The Company therefore concluded that the Fluent reporting unit’s goodwill of $162,000 was impaired and recorded a non-cash impairment charge of $55,400 in the second quarter of 2022.

During the third quarter of 2022, the Company assessed the impact of the continued decline in the market value of its publicly-traded stock price and concluded that the continued decline constituted a triggering event. The Company conducted a test of the fair value of the Fluent reporting unit's goodwill for potential impairment as of September 30, 2022. The Company applied a combination of income and market approaches to determine the fair value of the Fluent reporting unit and concluded its goodwill of $106,600 was not impaired since the results of the test indicated that the estimated fair value exceeded its carrying value by approximately 4%. If there is a reduction in operating results or a further decline in the market value of the Company's publicly-traded stock, this could result in future impairment charges, which could affect the financial results.

The Company believes that the assumptions utilized in its interim impairment testing, including forecasted cash flows, market multiples and control premiums, are reasonable.

	Fluent	All Other	Total
Balance as of December 31, 2021	160,922	4,166	165,088
True North acquisition	1,092	—	1,092
Fluent goodwill impairment	(55,400)	—	(55,400)
Balance as of September 30, 2022	106,614	4,166	110,780

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

5. Debt, net

Long-term debt, net of unamortized discount and financing costs, related to the Refinanced Term Loan and the New Credit Facility consisted of the following:

	September 30, 2022	December 31, 2021
New Credit Facility due 2026 (less unamortized discount and financing costs of $720 and $921, respectively)	$41,780	$45,329
Less: Current portion of long-term debt	(5,000)	(5,000)
Long-term debt, net (non-current)	$36,780	$40,329

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at the Company's option, either a base rate or a LIBOR rate (subject to a floor of 0.25%). The applicable margin is between 0.75% and 1.75% for base rate borrowings and 1.75% and 2.75% for LIBOR rate borrowings, depending upon the Company's consolidated leverage ratio. The opening interest rate of the New Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 4.87% (LIBOR + 1.75%) as of September 30, 2022.

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

The Credit Agreement matures on March 31, 2026 and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended June 30, 2021. At September 30, 2022, the Company was in compliance with all of the financial and other covenants under the Credit Agreement. Effective September 1, 2021, the Credit Agreement was amended to add Winopoly as a party to that agreement following the consummation of the Full Winopoly Acquisition which transaction is more fully described in Note 11, Business acquisition, of this Quarterly Report on Form 10-Q. Effective April 29, 2022, the Credit Agreement was amended to add certain additional subsidiaries of Fluent, LLC as parties.

Maturities

As of September 30, 2022, scheduled future maturities of the Credit Agreement are as follows:

Year	September 30, 2022
Remainder of 2022	$1,250
2023	5,000
2024	5,000
2025	5,000
2026	26,250
Total maturities	$42,500

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

As of  September 30, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against net deferred tax assets and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the nine months ended September 30, 2022, the Company's effective income tax expense rate of 4.0% primarily represents the projected federal and state cash tax expense expected to result in taxable income for full-year 2022 after the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses, offset by the benefit of federal research and development credits on expected federal cash tax expense. For the nine months ended September 30, 2021, the Company's effective income tax benefit rate of 0% differed from the statutory federal income tax rate of 21%, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

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

As of  September 30, 2022 and December 31, 2021, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of September 30, 2022, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

7. Common stock, treasury stock and warrants

Common stock

As of  September 30, 2022 and December 31, 2021, the number of issued shares of common stock was 84,242,962 and 83,057,083, respectively, which included shares of treasury stock of 4,300,152 and 4,091,823, respectively.

For the nine months ended September 30, 2022, the change in the number of issued shares of common stock was the result of an aggregate 1,185,879 shares of common stock issued upon vesting of RSUs, including 208,329 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, as discussed below.

Treasury stock

As of  September 30, 2022 and December 31, 2021, the Company held shares of treasury stock of 4,300,152 and 4,091,823, respectively with a cost of $11,171 and $10,723, respectively.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the nine months ended September 30, 2022, 208,329 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 8, Share-based compensation.

Warrants

On May 22, 2022, the warrants to purchase an aggregate of 833,333 shares of common stock at prices ranging from $3.75 to $6.00 per share expired, unexercised.

8. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 15,422,523 shares of the Company's common stock. As of September 30, 2022, the Company had 10,901,195 shares of common stock available for grants pursuant to the 2022 Plan, which includes 901,195 shares of common stock previously available for issuance under the Fluent, Inc. 2018 Stock Incentive Plan (the "Prior Plan"). The primary purpose of the plans is to attract, retain, reward, and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company executives, which were issued on February 1, 2019, December 20, 2019,  March 1, 2020, and March 1, 2021, under the Prior Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125.00%, 133.33%, 133.33% and 133.33%, respectively, of the exercise price for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise price for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of September 30, 2022, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$2.81	$1.58	$1.46	$4.34
Fair value higher range	$2.86	$1.61	$1.49	$4.43
Exercise price	$4.72	$2.56	$2.33	$6.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

For the nine months ended September 30, 2022, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2021	2,204,000	$4.41	7.1	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(65,000)	1.10	—	—
Outstanding as of September 30, 2022	2,139,000	$4.37	6.6	$—
Options exercisable as of September 30, 2022	1,242,000	$3.98	6.6	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the nine months ended September 30, 2022, the unvested balance of stock options was as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2021	897,000	$4.91	7.3
Granted	—	—	—
Vested	—	—	—
Unvested as of September 30, 2022	897,000	$4.91	6.6

Compensation expense recognized for stock options of $0 and $105 for the three months ended September 30, 2022 and 2021, respectively, and $125 and $395 for the nine months ended  September 30, 2022 and 2021, respectively, was recorded in sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of September 30, 2022, there was $0 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the nine months ended September 30, 2022, details of unvested RSU and restricted stock activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2021	3,111,321	$8.03
Granted	200,000	$1.89
Vested and delivered	(977,550)	$3.79
Withheld as treasury stock (1)	(208,329)	$4.56
Vested not delivered (2)	—	$3.30
Forfeited	(345,419)	$3.80
Unvested as of September 30, 2022	1,780,023	$10.90

(1)

As discussed in Note 7, Common stock, treasury stock and warrants, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs. As of September 30, 2022, there were 4,300,152 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the nine months ended September 30, 2022, there was no net change in the vested not delivered balance as a result of the timing of delivery of certain shares. As of September 30, 2022, 1,691,666 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs and restricted stock of $818 and $1,063 for the three months ended September 30, 2022 and 2021, respectively, and $2,595 and $3,276 for the nine months ended  September 30, 2022 and 2021, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of September 30, 2022, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $4,190, which is expected to be recognized over a weighted average period of 1.4 years.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the three and nine months ended September 30, 2022 and 2021, share-based compensation for the Company's stock options, RSUs, and common stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and marketing	$107	$188	$420	$560
Product development	125	167	383	668
General and administrative	569	790	1,849	2,349
Share-based compensation expense	801	1,145	2,652	3,577
Capitalized in intangible assets	17	23	68	94
Total share-based compensation	$818	$1,168	$2,720	$3,671

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of September 30, 2022, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results of AdParlor, LLC, and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments for the three and nine months ended September 30, 2022 and 2021 are shown in the following tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fluent segment revenue:
United States	$53,853	$62,533	$169,197	$180,091
International	33,209	$20,058	99,841	40,041
Fluent segment revenue	$87,062	$82,591	$269,038	$220,132
All Other segment revenue:
United States	$1,984	$3,259	$7,360	$9,194
International	—	8	72	80
All Other segment revenue	$1,984	$3,267	$7,432	$9,274
Segment EBITDA
Fluent segment EBITDA	$4,192	$684	$(42,055)	$512
All Other segment EBITDA	(167)	469	(302)	341
Total EBITDA	4,025	1,153	(42,357)	853
Depreciation and amortization	3,398	3,200	10,037	9,939
Total income (loss) from operations	$627	$(2,047)	$(52,394)	$(9,086)

	September 30,	December 31,
	2022	2021
Total assets:
Fluent	$236,215	$297,768
All Other	16,803	20,414
Total assets	$253,018	$318,182

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

As of September 30, 2022, long-lived assets are all located in the United States.

For the nine months ended  September 30, 2022, the Company identified an international customer within the Fluent segment with revenue in the amount of $59,175 which represents 21% of consolidated revenue.

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

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and  notices of determination subsequently issued by the Tax Department totaling $3.0 million, including $0.7 million of interest. After a Conciliation Conference, the Company reached a settlement with the Tax Department for $1.7 million which was paid on April 1, 2022.

On January 28, 2020, the Company received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) regarding compliance with the Federal Trade Commission Act, 15 U.S.C. §45 or the Telemarketing Sales Rule, 16 C.F.R. Part 310, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security.  Since receipt of the CID, the Company has provided information and documentation and fully cooperated with the FTC.  On October 18, 2022, the FTC sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty.  A substantial majority of the injunctive provisions contained in the consent order are consistent with the Company’s current business practices. The FTC and the Company have commenced settlement negotiations. The Company believes that a loss from these matters is probable but it is not yet possible to reasonably estimate the magnitude of such loss.  An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, results of operations and/or financial position.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PA AG”) that it was reviewing the Company’s business practices for compliance under the Unfair Trade Practices and Consumer Protection Law, 73 P.S. § 201-1 et seq.; the Telemarketer Registration Act, 73 P.S. § 2241 et. seq., and the Telemarketing Sales Rule, 16 C.F.R. 310 et seq. The Company has been responsive and is fully cooperating with the PA AG. On July 27, 2022, the PA AG sent the Company a draft Assurance of Voluntary Compliance (“AVC”). The Company responded with a revised AVC but the PA AG indicated an unwillingness to negotiate the terms of the AVC, and on November 2, 2022, the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties in the amount of $1,000 for each violation of the PA Consumer Protection Law and disgorgement of profits plus other monetary relief, and other equitable relief against Fluent, LLC and four of its subsidiaries in the United States District Court for the Western District of Pennsylvania.  The Company believes its current practices are in compliance with the PA Consumer Protection Law and is currently evaluating this complaint. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position.

11. Business acquisition

True North Acquisition

On  January 1, 2022, the Company acquired a 100% membership interest in True North Loyalty, LLC for a deemed purchase price of $2,321, which consisted of $1,000 in cash at closing, $860 of deferred payments due at both the first and second anniversary of the closing date adjusted for net-working capital, and contingent consideration with a fair value at the closing date of $250, payable in common stock based upon the achievement of specified revenue targets over the five-year period following the completion of the acquisition. The Company also issued 100,000 shares of fully vested stock under the Prior Plan to the sellers valued at $211. Certain seller parties entered into employment and non-competition agreements with the Company in connection with the True North Acquisition. True North Loyalty, LLC is a subscription-based business that utilizes call center operations and other media channels to market recurring revenue services to consumers. In accordance with ASC 805, the Company determined that the True North Acquisition constituted the purchase of a business. For the three and nine months ended September 30, 2022, the Company incurred transaction-related expenses of $0 and $59, respectively, and compensation expense related to non-compete agreements in connection with the acquisition of $125 and $375, respectively, which are recorded as part of general and administrative expenses in the consolidated statements of operations. Assets and revenues of True North Loyalty, LLC totaled 2% and 2%, respectively, of the Company's consolidated assets and revenues as of and for the nine months ended  September 30, 2022 and are included in the Fluent operating segment.

On  January 1, 2022, it was determined to use the excess earnings method, a variation of the income approach, to amortize: (i) the fair value of the acquired customer relationships related to subscribers of $170 over a period of one year, and (ii) the fair value of the acquired customer relationships related to call centers of $1,180, over a period of five years. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of $1,092 and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. For tax purposes, the goodwill is not deductible.

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

On September 1, 2021, the Company acquired the remaining 50% membership interest in Winopoly (the “Full Winopoly Acquisition”) in a negotiated transaction. The consideration was $7,785, which consisted of $3,425 of cash at closing, $2,000 of cash due on January 31, 2022, and $500 of deferred payments due at both the first and second anniversary of the closing. The Company also issued 500,000 shares of fully-vested stock under the Prior Plan to certain Winopoly personnel valued at $1,360. Certain seller parties entered into employment and non-competition agreements with the Company in connection with the Full Winopoly Acquisition. As a result, the Put/Call Consideration was terminated, partially offsetting the consideration paid in the Full Winopoly Acquisition, resulting in a net expense of $3,201 on the date of the Full Winopoly Acquisition which was recorded as general and administrative and product development expenses.

For the year ended December 31, 2021, the Company incurred transaction-related costs of $28 in connection with the Full Winopoly Acquisition which are also recorded as general and administrative expenses. For the three and nine months ended September 30, 2021, compensation expense of $586 and $3,213 respectively, related to the Put/Call Consideration were recorded in general and administrative on the consolidated statement of operations, which had a corresponding liability in other non-current liabilities on the consolidated balance sheet. There was no corresponding charge for the three and nine months ended September 30, 2022.

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

Once users have registered with our sites, we apply our proprietary direct marketing technologies to engage them with surveys and other experiences, through which we gather information about their lifestyles, preferences, purchasing histories and other matters. Based on our proprietary analytics applied to this information, we serve targeted, relevant offers to them on behalf of our clients. As new users register and engage on our sites and existing registrants re-engage, we believe the enrichment of our database through the new registrations or re-engagements expands our addressable client base and improves the effectiveness of our performance-based campaigns.

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

Third Quarter Financial Summary

Three months ended September 30, 2022, compared to three months ended September 30, 2021:

•	Revenue increased 4% to $89.0 million, compared to $85.9 million
•	Net income was $3.1 million, or $0.04 per share, compared to net loss of $2.5 million or $0.03 per share
•

Gross profit (exclusive of depreciation and amortization) was $23.8 million, an increase of 8% as compared to the three months ended September 30, 2021, and representing 27% of revenue for the three months ended September 30, 2022

•	Media margin increased 16% to $28.1 million, compared to $24.2 million, representing 31.5% of revenue for the three months ended September 30, 2022
•	Adjusted EBITDA decreased to $5.9 million representing 6.6% of revenue, based on net income of $3.1 million, compared to $6.4 million, based on net loss of $2.5 million
•	Adjusted net income was $5.0 million, or $0.06 per share, compared to adjusted net income of $2.8 million, or $0.03 per share

Nine months ended September 30, 2022, compared to nine months ended September 30, 2021:

•	Revenue increased 21% to $276.5 million, compared to $229.4 million
•	Net loss was $55.8 million, or $0.69 per share, compared to net loss of $13.9 million or $0.17 per share
•

Gross profit (exclusive of depreciation and amortization) was $73.6 million, an increase of 27% as compared to the nine months ended September 30, 2021, and representing 27% of revenue for the nine months ended September 30, 2022

•	Media margin increased 25% to $86.3 million, compared to $69.2 million, representing 31.2% of revenue for the nine months ended September 30, 2022
•	Adjusted EBITDA increased to $20.1 million, representing 7.3% of revenue, based on net loss of $55.8 million, compared to $12.9 million, based on net loss of $13.9 million
•	Adjusted net income was $6.6 million, or $0.08 per share, compared to adjusted net income of $1.2 million, or $0.01 per share

Media margin, adjusted EBITDA and adjusted net income (loss) are non-GAAP financial measures.  See "Definitions, Reconciliations and Uses of Non-GAAP Financial Measures" below.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

Our business depends on identifying and accessing media sources that are of high quality and on our ability to attract targeted users to our media properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. Our traffic quality initiative (the "Traffic Quality Initiative"), which commenced in 2020, curtailed the volume of lower quality affiliate traffic that we source as we took a strategic course to focus on building high quality traffic to increase our value proposition to clients and to fortify our leadership positions in the industry in relation to the evolving regulatory landscape. Our strategy of focusing on high quality targeted media traffic continues.

We believe that significant value can be created by improving the quality of traffic sourced to our media properties, through increased user participation rates on our sites, leading to higher conversion rates, resulting in increased monetization, and increasing revenue and media margin. Media margin, a non-GAAP measure, is the portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue. We have also been pursuing strategic initiatives that enable us to grow revenue with existing user traffic volume, while attracting new users to our media properties. During the third quarter of 2022, we continued to focus on improved monetization of consumer traffic through improved customer relationship management, new streams of traffic and internal capabilities that allow us to re-engage consumers who have registered on our owned media properties. Through these initiatives, our business has become less dependent on traditional, low-quality sources of traffic volume to generate revenue growth.

During 2022, we have increased our spend with major digital media platforms and revised our bidding strategies for affiliate traffic. While these strategies yielded lower margins initially and below our historical levels achieved through affiliate marketing, we have optimized our spend for improved profitability and intend to continue to do so in future periods. The mix and profitability of our media channels, strategies and partners is likely to continue to be dynamic and reflect evolving market dynamics as well as the impact of our Traffic Quality Initiative. Volatility of affiliate supply sources, consolidation of media sources, changes in search engine algorithms, email and text message blocking algorithms, and increased competition for available media made the process of growing our traffic under our evolving quality standards challenging during 2021. As we evaluate and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability.

Seasonality and Cyclicality

Our results are subject to fluctuations as a result of seasonality and cyclicality in our and our clients’ businesses. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

Current Economic Conditions and COVID-19

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including but not limited to, the COVID-19 pandemic. Inflation, rising interest rates and reduced consumer confidence may cause our customers and/or clients to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain.

On March 13, 2020, in response to the COVID-19 pandemic, we implemented a company-wide work-from-home policy. Beginning in September 2022, we modified the policy to now require minimum in office attendance for employees. While we believe we have adapted well to a work-from-home environment, COVID-19 increases the likelihood of certain risks of disruption to our business, such as the incapacity of certain employees or system interruptions, which could lead to diminishment of our regular business operations, technological capacity and cybersecurity capabilities, as well as operational inefficiencies and reputational harm.

Please see Item 1A. Risk Factors in the 2021 Form 10-K, for more information or further discussion of the possible impact of unfavorable conditions and COVID-19 pandemic on our business.

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

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2022 and 2021, respectively, which we believe is the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$89,046	$85,858	$276,470	$229,406
Less: Cost of revenue (exclusive of depreciation and amortization)	65,270	63,784	202,859	171,379
Gross profit (exclusive of depreciation and amortization)	$23,776	$22,074	$73,611	$58,027
Gross profit (exclusive of depreciation and amortization) % of revenue	27%	26%	27%	25%
Non-media cost of revenue (1)	4,290	2,088	12,713	11,141
Media margin	$28,066	$24,162	$86,324	$69,168
Media margin % of revenue	31.5%	28.1%	31.2%	30.2%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net loss for the three and nine months ended September 30, 2022 and 2021, respectively, which we believe is the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$3,113	$(2,452)	$(55,844)	$(13,889)
Income tax expense (benefit)	(3,003)	—	2,119	(1)
Interest expense, net	517	405	1,331	1,840
Depreciation and amortization	3,398	3,200	10,037	9,939
Share-based compensation expense	801	1,145	2,652	3,577
Loss on early extinguishment of debt	—	—	—	2,964
Accrued compensation expense for Put/Call Consideration	—	586	—	3,213
Goodwill impairment	—	—	55,400	—
Write-off of intangible assets	—	144	128	343
Loss on disposal of property and equipment	(2)	—	19	—
Acquisition-related costs(1)(2)	536	2,906	1,673	3,406
Restructuring and other severance costs	—	133	38	230
Certain litigation and other related costs	504	295	2,502	1,322
Adjusted EBITDA	$5,864	$6,362	$20,055	$12,944

(1)	Includes compensation expense related to non-competition agreements entered into as a result of acquisitions (Note 11. Business acquisition, in the Notes to the Consolidated Financial Statements)
(2)	Included in the three and nine months ended September 30, 2021, is a net expense of $2,796 related to the Full Winopoly Acquisition.

Below is a reconciliation of adjusted net income (loss) and adjusted net income (loss) per share from net loss for the three and nine months ended September 30, 2022 and 2021, respectively, which we believe is the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net income (loss)	$3,113	$(2,452)	$(55,844)	$(13,889)
Share-based compensation expense	801	1,145	2,652	3,577
Loss on early extinguishment of debt	—	—	—	2,964
Accrued compensation expense for Put/Call Consideration	—	586	—	3,213
Goodwill impairment	—	—	55,400	—
Write-off of intangible assets	—	144	128	343
Loss on disposal of property and equipment	(2)	—	19	—
Acquisition-related costs(1)(2)	536	2,906	1,673	3,406
Restructuring and other severance costs	—	133	38	230
Certain litigation and other related costs	504	295	2,502	1,322
Adjusted net income	$4,952	$2,757	$6,568	$1,166
Adjusted net income per share:
Basic	$0.06	$0.03	$0.08	$0.01
Diluted	$0.06	$0.03	$0.08	$0.01
Weighted average number of shares outstanding:
Basic	81,592,316	80,133,406	81,327,639	79,753,662
Diluted	81,699,966	80,514,650	81,327,639	80,755,776

(1)	Includes compensation expense related to non-competition agreements entered into as part of an acquisition (Note 11. Business acquisition, in the Notes to the Consolidated Financial Statements).
(2)	Included in the three and nine months ended September 30, 2021, is a net expense of $2,796 related to the Full Winopoly Acquisition.

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

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain litigation and other related costs associated with legal matters outside the ordinary course of business, including costs and accruals related to matters as described below (See Part II, Item 1 — Legal Proceedings). We consider items one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. There were no adjustments for one-time items in the periods presented by this Quarterly Report on Form 10-Q.

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

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Revenue. Revenue increased $3.2 million, or 4%, to $89.0 million for the three months ended September 30, 2022, compared to $85.9 million for the three months ended September 30, 2021. The increase was largely attributable to growth in the Rewards business, driven by expanding media footprint in the U.S, investment in organically building our social media strategy and footprint, and expanded customer relationship management ("CRM") capabilities which have enabled us to re-engage with users who have already registered on our owned media properties. Rewards revenue growth was partially offset by our employment opportunities marketplace, due to challenges we faced with our technology platform migration, coupled with difficult year-over-year industry comps.

Each of the foregoing factors has served to increase monetization of consumer traffic, which has partially offset reductions in traffic volume year-over-year, stemming from our Traffic Quality Initiative. Through these initiatives, our business has become less dependent on traffic volume to generate revenue growth. During the third quarter of 2022, we continued with the major digital media platform customer acquisition growth initiatives that were accelerated to the second quarter of 2022 and deployed further strategic initiatives using our customer relationship management capabilities. Moving forward, we will continue to assess the strategic relevancy of various initiatives and make adjustments as necessary.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $1.5 million, or 2%, to $65.3 million for the three months ended September 30, 2022, compared to $63.8 million for the three months ended September 30, 2021. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites, which historically were on behalf of third-party advertisers, as well as the costs of fulfilling rewards earned by consumers who complete the requisite number of advertisers' offers.

The total cost of revenue as a percentage of revenue decreased to 73% for the three months ended September 30, 2022 compared to 74% for the three months ended September 30, 2021. In the normal course of executing paid media campaigns to source consumer traffic, we regularly evaluate new channels, strategies and partners, in an effort to identify actionable opportunities which can then be optimized over time. Traffic acquisition costs incurred with the major digital media platforms from which we sourced increased traffic volumes have historically been higher than affiliate traffic sources. We have continued to increase our spend and improve profitability with our major digital media platforms compared to the same period last year, driven by strategic and test and learn initiatives that began in the second quarter of 2022 and continued through the current quarter. The mix and profitability of our media channels, strategies and partners is likely to be dynamic and reflect evolving market dynamics and the impact of our Traffic Quality Initiative. As we evaluate and scale new media channels, strategies and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability. We believe our Traffic Quality Initiative will benefit the Company over time, providing the foundation to support sustainable long-term growth and positioning us as an industry leader. Past levels of cost of revenue (exclusive of depreciation and amortization) may therefore not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing. Sales and marketing expenses increased $1.2 million, or 40%, to $4.3 million for the three months ended September 30, 2022, compared to $3.0 million for the three months ended September 30, 2021, due to increase in business travel and events, along with increased headcount to support the growing business. For the three months ended September 30, 2022 and 2021, the amounts consisted mainly of employee salaries and benefits of $3.6 million and $2.7 million, advertising costs of $0.3 and $0.1 million, and non-cash share-based compensation expenses of $0.1 and $0.2 million respectively. As business travel and in-person meetings and events have resumed, we anticipate that our sales and marketing expenditures may increase in future periods. As a result, past levels of sales and marketing expenditures may not be indicative of future expenditures, which may increase or decrease as these uncertainties in our business play out.

Product development. Product development expense increased $0.2 million, or 4%, to $4.6 million for the three months ended September 30, 2022, compared to $4.5 million for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, the amounts consisted mainly of salaries and benefits of $3.3 million and $2.8 million, professional fees of $0.6 million and $0.5 million, software license and maintenance costs of $0.4 million and $0.2 million, and non-cash share-based compensation expense of $0.1 million and $0.2 million, respectively. The increase in product development expenses reflect investments in our technology and analytics platform, as well as the development of new app-based media properties, expanding beyond our traditional focus on web-based media properties.

General and administrative. General and administrative expenses decreased by $2.4 million, or 18%, to $10.9 million for the three months ended September 30, 2022, compared to $13.3 million for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, the amounts consisted mainly of employee salaries and benefits of $5.1 million and $5.1 million, professional fees of $1.6 million and $1.4 million, office overhead of $1.1 million and $1.1 million, non-cash share-based compensation expense of $0.6 million and $0.8 million, software license and maintenance costs of $0.6 million and $1.2 million, acquisition-related costs of $0.5 million and $2.3 million, certain litigation and related costs of $0.5 million and $0.3 million, and had $0.6 million of accrued compensation expense for the Put/Call Consideration from the Initial Winopoly Acquisition described below under the heading "Liquidity and Capital Resources" (Note 11, Business acquisition, in the Notes to Consolidated Financial Statements), for the three months ended September 30, 2021. The decline was mainly the result of costs incurred related to the Full Winopoly acquisition during the quarter ended September 30, 2021, along with the termination of the Put/Call Consideration.

Depreciation and amortization. Depreciation and amortization expenses increased $0.2 million, or 6%, to $3.4 million for the three months ended September 30, 2022, compared to $3.2 million for the three months ended September 30, 2021.

Write-off of intangible assets. For the three months ended September 30, 2021, we recognized $0.1 million for the write off of intangible assets related to software developed for internal use, with no corresponding charge in the current period.

Interest expense, net. Interest expense, net, increased $0.1 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, which increase was driven by an increase in interest rates.

Net income (loss) before income taxes. For the three months ended September 30, 2022, net income before income taxes was $0.1 million, compared to net loss before income taxes of $2.5 million for the three months ended September 30, 2021. The increase in net income before income taxes of $2.6 million was primarily due to an increase in revenue of $3.2 million and a decrease in general and administrative expenses of $2.4 million, partially offset by an increase in cost of revenue of $1.5 million, an increase in sales and marketing of $1.2 million, and an increase in product development of $0.2 million, as discussed above.

Income tax benefit. For the three months ended September 30, 2022, the Company had income tax benefit of $3.0 million, with no corresponding impact for the three months ended September 30, 2021.

As of September 30, 2022 and 2021, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of this allowance. Based on various factors, including our history of losses, current loss, estimated future taxable loss, exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, we believe it is unlikely that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending on the profitability that we are able to achieve and the net deferred tax assets available.

Net income (loss). Net income of $3.1 million and net loss of $2.5 million were recognized for the three months ended September 30, 2022 and 2021, respectively, as a result of the foregoing.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenue. Revenue increased $47.1 million, or 21%, to $276.5 million for the nine months ended September 30, 2022, compared to $229.4 million for the nine months ended September 30, 2021. The increase was largely attributable to growth in the Rewards business, driven by our expanding media footprint in both the U.S and international markets, increased client demand in the Fluent Sales Solution business unit, and expanded CRM capabilities which have enabled us to re-engage with users who have already registered on our owned media properties. Rewards revenue growth was partially offset by our employment opportunities marketplace, due to challenges we faced with our technology platform migration, coupled with difficult year-over-year industry comps.

Each of the foregoing factors has contributed to the increase monetization of consumer traffic, which has partially offset reductions in traffic volume year-over-year, stemming from our Traffic Quality Initiative. Through these initiatives, our business has become less dependent on traffic volume to generate revenue growth. We also sourced higher volumes of traffic from major digital media platforms in the first nine months of 2022 compared to the first nine months of 2021, with year-over-year reductions in lower-quality affiliate traffic. These trends are anticipated to continue in the near future as we evaluate and scale media channels, strategies and partnerships.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $31.5 million, or 18%, to $202.9 million for the nine months ended September 30, 2022, compared to $171.4 million for the nine months ended September 30, 2021.

The total cost of revenue as a percentage of revenue decreased to 73% for the nine months ended September 30, 2022, compared to 75% for the nine months ended September 30, 2021.

Sales and marketing. Sales and marketing expenses increased $3.6 million, or 40%, to $12.6 million for the nine months ended September 30, 2022, compared to $9.0 million for the nine months ended September 30, 2021, due to increase in business travel, events and in-person meetings. For the nine months ended September 30, 2022 and 2021, the amounts consisted mainly of employee salaries and benefits of $10.7 million and $7.8 million, advertising costs of $0.8 and $0.4 million, non-cash share-based compensation expense of $0.4 and $0.6 million, and meals and entertainment of $0.3 million and $0.0 million, respectively.

Product development. Product development expense increased $2.6 million, or 23%, to $14.0 million for the nine months ended September 30, 2022, compared to $11.3 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, the amounts consisted mainly of salaries and benefits of $10.1 million and $7.8 million, professional fees of $2.0 million and $1.0 million, software license and maintenance costs of $1.2 million and $0.9 million, non-cash share-based compensation expense of $0.4 million and $0.7 million, and acquisition related costs of $0.0 million and $0.6 million, respectively. The increase in product development expenses reflect investments in our technology and analytics platform, as well as the development of new app-based media properties, expanding beyond our traditional focus on web-based media properties.

General and administrative. General and administrative expenses decreased by $2.7 million, or 7%, to $33.9 million for the nine months ended September 30, 2022, compared to $36.5 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, the amounts consisted mainly of employee salaries and benefits of $16.0 million and $15.0 million, professional fees of $4.3 million and $4.1 million, office overhead of $3.4 million and $3.3 million, certain litigation and related costs of $2.5 million and $1.3 million, non-cash share-based compensation expense of $1.8 million and $2.3 million, software license and maintenance costs of $1.8 million and $2.7 million, acquisition-related costs of $1.7 million and $2.8 million, and accrued compensation expense for the Put/Call Consideration from the Initial Winopoly Acquisition described below under the heading "Liquidity and Capital Resources" of $0.0 million and $3.2 million (Note 11, Business acquisition, in the Notes to Consolidated Financial Statements), respectively. The decrease was mainly the result of the termination of the Put/Call Consideration related to the Initial Winopoly Acquisition (as defined below) in the prior year, overall lower acquisition related costs in connection with the True North Acquisition and the Full Winopoly Acquisition (as defined below) and software license fees, offset by increased employee salaries and benefits and litigation and related costs due to the New York State Tax Department settlement.

Depreciation and amortization. Depreciation and amortization expenses increased $0.1 million, or 1%, to $10.0 million for the nine months ended September 30, 2022, compared to $9.9 million for the nine months ended September 30, 2021.

Goodwill impairment. During the nine months ended September 30, 2022, we recognized a $55.4 million goodwill impairment related to the Fluent reporting unit, with no corresponding impairment charge in the prior period.

Write-off of intangible assets. During the nine months ended September 30, 2022, we recognized a $0.1 million write-off on intangible assets, compared to $0.3 million write-off of intangible assets for the nine months ended September 30, 2021 related to software developed for internal use.

Interest expense, net. Interest expense, net, decreased $0.5 million, or 28%, to $1.3 million for the nine months ended September 30, 2022, from $1.8 million for the nine months ended September 30, 2021. The decrease was attributable to a lower interest rate on the New Credit Facility, described below under "Liquidity and Capital Resources," compared to the prior loan in place during the first quarter of 2021.

Loss on early extinguishment of debt. During the nine months ended September 30, 2021, we recognized $3.0 million of loss due to the early extinguishment of debt, described below under "Liquidity and Capital Resources," with no corresponding charge in the nine months ended September 30, 2022.

Net loss before income taxes. For the nine months ended September 30, 2022, net loss before income taxes was $53.7 million, compared to net loss before income taxes of $13.9 million for the nine months ended September 30, 2021. The change in net loss of $39.8 million was primarily due to the non-cash goodwill impairment charge of $55.4 million, an increase in the cost of revenue of $31.5 million, an increase in sales and marketing of $3.6 million, and an increase in product development of $2.6 million, partially offset by an increase in revenue of $47.1 million, as discussed above.

Income tax (expense) benefit. For the nine months ended September 30, 2022, the Company had income tax expense of $2.1 million, compared to $0.0 million income tax benefit for the nine months ended September 30, 2021.

Net loss. Net loss of $55.8 million and net loss of $13.9 million were recognized for the nine months ended September 30, 2022 and 2021, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash provided by (used in) operating activities. For the nine months ended September 30, 2022, net cash provided by operating activities was $7.1 million, compared to net cash used by operating activities of $6.9 million for the nine months ended September 30, 2021. Net loss in the current period of $55.8 million represents an increase of $42.0 million, as compared with net loss of $13.9 million in the prior period. Adjustments to reconcile net loss to net cash provided by operating activities of $70.8 million in the current period increased by $51.7 million, as compared with $19.1 million in the prior period, primarily due to a non-cash impairment loss related to goodwill of $55.4 million in the current period. Changes in assets and liabilities consumed cash of $7.9 million in the current period, as compared with $12.2 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash used in investing activities. For the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $4.3 million and $2.3 million, respectively. The increase was mainly due to the True North Acquisition that occurred in the current year along with continued investment in internally developed software.

Cash (used in) provided by financing activities. Net cash used in financing activities for the nine months ended September 30, 2022 was $4.2 million and net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2021. The change of $7.9 million in cash used by financing activities in the current period was mainly due to the decrease in the repayment of long term debt of $41.7 million in the current year, along with net proceeds from issuance of long-term debt, net of financing costs, of $49.6 million, the exercise of stock options by a former key executive of $0.9 million, and the prepayment penalty on early debt extinguishment of $0.8 million that occurred solely during the nine months ended September 30, 2021.

As of September 30, 2022, we had noncancelable operating lease commitments of $7.2 million and long-term debt with a $42.5 million principal balance. For the nine months ended September 30, 2022, we funded our operations using available cash.

As of September 30, 2022, we had cash and cash equivalents of approximately $33.1 million, a decrease of $1.4 million from $34.5 million as of December 31, 2021. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

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

On April 1, 2020, we acquired a 50% membership interest in Winopoly, LLC (the "Initial Winopoly Acquisition"), for a deemed purchase price of $2.6 million, comprised of $1.6 million in upfront cash paid to the seller parties and contingent consideration with a fair value of $1.0 million, payable based upon the achievement of specified revenue targets over the eighteen-month period following the completion of the acquisition. (Note 11, Business acquisition, in the Notes to Consolidated Financial Statements.) On September 1, 2021, we acquired the remaining 50% membership interest in Winopoly, LLC ("the Full Winopoly Acquisition") in a negotiated transaction. The consideration was $7.8 million, which consisted of $3.4 million of cash at closing, $2.0 million of cash due on January 31, 2022, and $0.5 million of deferred payments due at each of the first and second anniversaries of the closing. We also issued 500,000 shares of fully-vested stock under the Fluent, Inc. 2018 Stock Incentive Plan (the "Prior Plan") to certain Winopoly personnel valued at $1.4 million. On January 1, 2022, we acquired a 100% membership interest in True North Loyalty, LLC. (“True North Acquisition”) for a deemed purchase price of $2.3 million, which consisted of $1.0 million of cash at closing, $0.5 million of deferred payments due at both the first and second anniversary of the closing and contingent consideration with a fair value of $0.3 million, payable based upon the achievement of specified revenue targets over the five-year period following the completion of the acquisition. We also issued 100,000 shares of fully vested stock under the Prior Plan to the sellers valued at $0.2 million. (Note 11 Business acquisition, in the Notes to Consolidated Financial Statements.)

On March 31, 2021, Fluent, LLC, our wholly-owned subsidiary, entered into a credit agreement (the “Credit Agreement”) with certain subsidiaries of Fluent, LLC as guarantors and Citizens Bank, N.A., as administrative agent, lead arranger and bookrunner. The Credit Agreement provides for a term loan in the aggregate principal amount of $50.0 million funded on the closing date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15.0 million (the "Revolving Loans," and together with the Term Loan, the "New Credit Facility"). As of September 30, 2022, the Credit Agreement has an outstanding principal balance of $42.5 million and matures on March 31, 2026. Principal amortization of the Credit Agreement is $1.3 million per quarter, which commenced with the fiscal quarter ended June 30, 2021.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at the Company's option, either a base rate or a LIBOR rate (subject to a floor of 0.25%). The applicable margin is between 0.75% and 1.75% for base rate borrowings and 1.75% and 2.75% for LIBOR rate borrowings, depending upon the Company's consolidated leverage ratio. The opening interest rate of the New Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 4.87% (LIBOR + 1.75%) as of September 30, 2022.

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

The Credit Agreement requires us to maintain and comply with certain financial and other covenants. While we were in compliance with the financial and other covenants as of September 30, 2022, we cannot guarantee that we will be able to maintain compliance with such financial or other covenants in future periods. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial condition if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all.

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

As disclosed in Note 4, Goodwill, the Company engaged a third party to assist in conducting an interim test of the fair value of its goodwill for potential impairment for the three months ended June 30, 2022. The Company considered a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The Company determined that a market-based approach, which considered the Company’s implied market multiple applied to management’s forecast and further adjusted for a control premium, provided the best indication of fair value of the Fluent reporting unit. Based on the results of this market-based approach as of June 30, 2022, the Company concluded that its carrying value exceeded its estimated fair value by 27%. As such the Company concluded that its goodwill of $162,000 for the Fluent reporting unit was impaired and recorded a non-cash impairment charge of $55,400 for the second quarter of 2022.

Additionally, the Company engaged a third party to assist in conducting a test of the fair value of its goodwill for potential impairment for the three months ended September 30, 2022. The Company considered a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The Company determined that a market-based approach, which considered the Company’s implied market multiple applied to management’s forecast and further adjusted for a control premium, and income approach together provided the best indication of fair value of the Fluent reporting unit. Based on the results of this approach as of September 30, 2022, the Company concluded that its fair value exceeded it carrying value by 4%. As such the Company concluded that its goodwill of $106,600 for the Fluent reporting unit was not impaired.

These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates or assumptions. The critical assumptions used in determining the fair value of the reporting unit are forecasted cash flows, market multiples, and control premiums. Management exercises judgment in developing these assumptions. Certain of these assumptions are based on facts specific to the reporting unit, market participant assumptions and management’s projected cash flows. If actual cash flows were to decline from forecast, or market factors such as valuation multiples or interest rates were to trend in an unfavorable direction, there would be an increased risk of goodwill impairment for the Fluent reporting unit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022. Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during this quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as disclosed below under "Certain Legal Matters," the Company is not currently aware of any legal proceeding, investigation or claim which, in the opinion of the Company's management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company. Legal fees associated with legal proceedings are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

On June 27, 2019, as a part of two sales and use tax audits covering the period from December 1, 2010 to November 30, 2019, the New York State Department of Taxation and Finance (the “Tax Department”) issued a letter stating its position that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed information services. The Company disputed the Tax Department's position on several grounds, but on January 14 and 15, 2020, the Tax Department issued Statements of Proposed Audit Adjustment totaling $8.2 million, including $2.0 million of interest. The Company formally disagreed with the amount of the Proposed Audit Adjustments and  notices of determination subsequently issued by the Tax Department totaling $3.0 million, including $0.7 million of interest. After a Conciliation Conference, the Company reached a settlement with the Tax Department for $1.7 million which was paid on April 1, 2022.

On January 28, 2020, the Company received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) regarding compliance with the Federal Trade Commission Act, 15 U.S.C. §45 or the Telemarketing Sales Rule, 16 C.F.R. Part 310, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security.  Since receipt of the CID, the Company has provided information and documentation and fully cooperated with the FTC. On October 18, 2022, the FTC sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty and invited settlement negotiations.  A substantial majority of the injunctive provisions contained in the consent order are consistent with the Company’s current business practices. The FTC and the Company have commenced settlement negotiations. The Company believes that a loss from these matters is probable but it is not yet possible to reasonably estimate the magnitude of such loss.  An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, results of operations and/or financial position.

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PA AG”) that it was reviewing the Company’s business practices for compliance under the Unfair Trade Practices and Consumer Protection Law, 73 P.S. § 201-1 et seq.; the Telemarketer Registration Act, 73 P.S. § 2241 et. seq., and the Telemarketing Sales Rule, 16 C.F.R. 310 et seq. The Company has been responsive and is fully cooperating with the PA AG. On July 27, 2022, the PA AG sent the Company a draft Assurance of Voluntary Compliance (“AVC”).  The Company responded with a revised AVC but the PA AG indicated an unwillingness to negotiate the terms of the AVC, and on November 2, 2022, the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties in the amount of $1,000 for each violation of the PA Consumer Protection Law and disgorgement of profits plus other monetary relief, and other equitable relief against Fluent, LLC and four of its subsidiaries in the United States District Court for the Western District of Pennsylvania. The Company believes its current practices are in compliance with the PA Consumer Protection Law and is currently evaluating this complaint. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2021 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Except as set for the below, there have been no material changes to the Risk Factors previously disclosed in our 2021 Form 10-K.

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

Additionally, on January 28, 2020, we received a Civil Investigative Demand (“CID”) from the FTC regarding compliance with the FTC Act and the TSR, as they relate to the advertising, marketing, promotion, offering for sale, or sale of rewards and other products, the transmission of commercial text messages, and/or consumer privacy or data security. We have been fully cooperating with the FTC and completed our initial discovery submissions to the FTC in 2020. On October 18, 2022, the FTC sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty and invited settlement negotiations.  A substantial majority of the injunctive provisions contained in the consent order are consistent with the Company’s current business practices. The FTC and the Company have commenced settlement negotiations. The Company believes that a loss from these matters is probable but it is not yet possible to reasonably estimate the magnitude of such loss.  An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, results of operations and/or financial position.

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PA AG”) that it was reviewing the Company’s business practices for compliance under the Unfair Trade Practices and Consumer Protection Law, 73 P.S. § 201-1 et seq.; the Telemarketer Registration Act, 73 P.S. § 2241 et. seq., and the Telemarketing Sales Rule, 16 C.F.R. 310 et seq. The Company has been responsive and is fully cooperating with the PA OAG. On July 27, 2022, the PA AG sent the Company a draft Assurance of Voluntary Compliance (“AVC”). The Company responded with a revised AVC but the PA AG indicated an unwillingness to negotiate the terms of the AVC, and on November 2, 2022, the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties in the amount of $1,000 for each violation of the PA Consumer Protection Law and disgorgement of profits plus other monetary relief, and other equitable relief against Fluent, LLC and four of its subsidiaries in the United States District Court for the Western District of Pennsylvania. The Company believes its current practices are in compliance with the PA Consumer Protection Law and is currently evaluating this complaint. At this time, it is not possible to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial position . See Item 3, Legal Proceedings for more information on each of these matters.

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

Such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us, any of which could have a material adverse effect on our business, results of operations and/or financial position.

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

Fluent, Inc.

November 7, 2022	By:	/s/ Sugandha Khandelwal
Sugandha Khandelwal
Chief Financial Officer
(Principal Financial and Accounting Officer)