Form 10-K
period 2022-12-31
Fluent, Inc.
filed 2023-03-15
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed al(l reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

On June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was approximately $52.8 million.

The number of shares outstanding of the registrant’s common stock, as of March 13, 2023, was 80,311,256.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as "expects," "plans," "projects," "will," "may," "anticipates," "believes," "should," "intends," "estimates," "will likely result," "could," and other words of similar meaning.

Actual results could differ materially from those contained in forward-looking statements. Many factors could cause actual results to differ materially from those in forward-looking statements, including those matters discussed below, as well as those listed in Item 1A. Risk Factors.

Other unknown or unpredictable factors that could also adversely affect our business, financial condition, and results of operations may arise from time to time. Given these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Fluent’s management as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.

ii

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), which are incorporated herein by this reference.

Company Overview

Fluent, Inc. (“we,” “us,” “our,” “Fluent,” or the “Company”), a Delaware corporation, is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which in 2022 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer and Staffing & Recruitment.

We attract consumers at scale to our owned digital media properties primarily through promotional offerings where they are rewarded for completing activities within the platforms. To register on our sites, consumers provide their names, contact information and opt-in permission to present them with relevant offers on behalf of our clients. Approximately 90% of these users engage with our media on their mobile devices or tablets. Our always-on, real-time capabilities enable users to access our media whenever and wherever they choose.

Once users have registered on our sites, we integrate our proprietary direct marketing technologies and analytics to engage them with surveys, polls, and other experiences, through which we learn about their lifestyles, preferences and purchasing histories. Based on these insights, we serve targeted, relevant offers to them on behalf of our clients. As new users register and engage with our sites and existing registrants re-engage, we believe the enrichment of our database expands our addressable client base and improves the effectiveness of our performance-based campaigns.

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have consented permission to contact the majority of users in our database through multiple channels, such as email, home address, telephone, push notifications and SMS text messaging. We leverage this data in our performance offerings primarily to serve advertisements that we believe will be relevant to users based on the information they provide when they engage with our sites, and in our data offerings to provide our clients with users' contact information so that our clients may communicate with them directly. We may also leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising and call centers.

We generate revenue by delivering measurable online marketing results to our clients. We differentiate ourselves from other marketing alternatives by our abilities to provide clients with a cost-effective and measurable return on advertising spend ("ROAS") (a measure of profitability of sales compared to the money spent on ads), to manage highly targeted and highly fragmented online media sources and to provide access to our owned digital media properties and technology platforms. We are predominantly paid on a negotiated or market-driven “per click,” “per lead,” or other “per action” basis that aligns with the customer acquisition cost targets of our clients. We bear the costs of sourcing traffic from publishers for our owned digital media properties that ultimately generate qualified clicks, leads, calls, app downloads or customers for our clients.

Through AdParlor Holdings, Inc. (“AdParlor”), we conduct our non-core business which offers clients various social media strategies through the planning and buying of media on different platforms.

Market Opportunity

According to eMarketer, aggregate spending on digital media exceeded the aggregate spending on offline media in the U.S. for the first time in 2019. Industry spending on digital media is projected by eMarketer to have exceeded $240 billion in 2022, representing approximately 70% of total media spend in the U.S., and is expected to grow at a compound annual rate of 9.5% through 2025. Software-driven, programmatic ad-spending makes up a large and growing share of digital display ad spending. In 2019, more than 86% of U.S. display ad spending was transacted programmatically representing $61 billion of the digital display ad spending, and it is expected that will exceed 91% and $142 billion of the segment in 2023, according to eMarketer.

Key Challenges Facing our Clients

While performance-based pricing models dominate digital media spend, we believe that a significant portion of such spend represents an intermediary step in an advertiser’s process of procuring new customers, such as a click on a banner advertisement. According to The Nielsen Global Annual Marketing Report 2022, marketer’s confidence in their ability to measure full-funnel return on investment ("ROI") stands at just 54%. We believe advertisers are operating in an environment where greater accountability is being mandated and, therefore, are increasingly focused on the ability to precisely measure return on their media spend.

In addition, many companies seeking to learn more about their existing customers or target new customers either gather data themselves or purchase data to inform their advertising and marketing strategies. However, the data they obtain is often either not first-party, not sufficiently recent or sufficiently complete. Moreover, these companies may not have the ability to capture real-time signals that are indicated by a consumer’s behavior, even if it is observable. As a result, we believe many companies who offer products and services to consumers do not have ready access to accurate consumer data or timely alerts through which they could programmatically target their advertising, nor do they have the ability to resolve data sets and thereby confirm consumer identities or enrich data profiles.

Our Offerings and Solutions to Clients

We primarily provide performance marketing solutions to our clients based on their desired outcomes, or specific actions in their marketing funnels, including the submission of a registration form, an app installation, or a completed transaction. Our owned and operated media properties include Flash Rewards, The Smart Wallet, and Find Dream Jobs, among others. We believe our solutions are well-aligned with the needs and objectives of our clients, notably, due to our ability to provide them with measurability, scalability, and flexibility. In addition, by using the data consumers provide about themselves when registering on our sites, our advertiser clients are able to reach the precise audiences they are targeting through the modes of contact these consumers, who have opted to be marketed to, prefer and at the times they are most receptive to being contacted.

•     Performance Campaigns

For clients who seek the completion of certain actions by consumers, such as the submission of a registration form, the installation of a mobile app, or a trial subscription of a good or service, we provide performance campaigns that meet the criteria specified by the client.

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

•     Consumer Data

We also generate revenues by providing clients with qualifying customer data of consumers, who have opted to be marketed to, directly through means such as direct mail, email, telephone, messaging, and other channels. Our clients then use this customer data to conduct their own marketing campaigns.

The data records we provide contain varying depths of user profiles, ranging from basic contact information to in-depth self-declared preferences and behaviors. We believe the scale and depth of first-party, self-declared information captured on our websites and reflected in our data profiles is a competitive advantage within the industry. Many other providers of consumer data offer data or information that is inferred from a consumer’s behavior but not directly observed or otherwise provided by a consumer. We believe our first-party data is more reliable and reflective of consumers' current interests and preferences.

•     Programmatic Data Offerings

Since 2018, we have been offering data sets pertaining to certain audience segments from our database in programmatic environments, thereby enabling advertisers, such as those in the healthcare industry, to leverage such data in an anonymized, privacy-minded manner to target high-intent prospects for their offerings. The programmatic data offering has grown considerably since its inception. Although still representing a small percentage of our overall revenue, we believe it represents a strategically significant and incremental revenue stream for our existing database.

•     Social Media Campaigns

Through AdParlor Holdings, Inc. we offer clients a sophisticated suite of social media strategy, planning and buying, along with highly tailored creative services.

•     Call Center Solutions

Through our Fluent Sales Solutions ("FSS") service, we maintain a contact center operation which serves as a marketplace to match consumers, we have sourced, to the needs of our advertising clients. Through FSS, we offer clients a high-value source of live call transfers and phone verified prospective customers for their businesses. Through this capability, we provide a positive and high-quality consumer experience enabling us to capture greater value from the leads we initially source.

Our Competitive Strengths

We believe our competitive strengths will continue to enable us to provide a compelling value proposition to our clients and drive differentiation of our offerings in the marketplace.

•Scale and Experience in Purchasing Media - Our ability to effectively access, at scale, channels and sources of media that supply consumer traffic to our media properties and those of our clients has been critical to our growth. Since our inception, we have deployed approximately $2 billion in media spend. Our team has gained knowledge and experience that we believe allows us to generate higher levels of profitability from given media sources, thereby enabling us to acquire media more competitively than others. This capability allows us to run thousands of campaigns simultaneously and cost-effectively for our clients, at acceptable media costs and margins to us.

•Proprietary and Innovative Technology Platform - We believe our internally developed technology platform is unique in the industry, having been purpose-built for performance marketing and developed with a mobile-first user experience in mind. Our platform deploys proprietary machine-learning capabilities to build upon our experience with various promotional offers, consumer segments and advertisers, through which we continuously optimize our digital marketing campaigns.

•Database of First-Party Consumer Information - We attract consumers to our owned media properties on a daily basis and collect demographic, behavioral and other data as they engage with our direct marketing experiences. This data is generated in real-time, as consumers respond to dynamically populated survey questions, thereby enabling targeted ads to be served in response. This data is also stored and analyzed and can be further enhanced as consumers return to our sites and declare and exhibit additional preferences and behaviors through additional surveying, allowing for the development of deeper insights and additional monetization opportunities.

Our Growth Strategy

We believe that the performance marketing industry has significant opportunities for growth. Elements of our strategy include:

•Increasing Traffic Quality to Our Owned Digital Media Properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in relation to the evolving regulatory landscape of our industry, we implemented a Traffic Quality Initiative ("TQI") in 2020 to remove lower quality customer traffic, including traffic that did not consistently meet regulatory standards from our platform. We have created a more sustainable foundation for our business by improving the quality of customer traffic we sourced to our media properties, with through increased user participation rates on our sites, leading to higher conversion rates and more 'name brand' advertiser clients, resulting in increased monetization and ultimately increasing revenue.

Through TQI, we have improved the quality of the customer traffic that we source ourselves and we demand the same from our suppliers. We believe these actions have and will continue to benefit the Company over time, providing the foundation to support sustainable long-term growth and positioning us as an industry leader.

We are also building out our influencer marketing capabilities to diversify our current internal media buys on social media platforms and capture available opportunities in the influencer market. According to the 2023 Influencer Marketing Benchmark Report, influencer marketing is estimated to grow to approximately $21.1 billion in 2023 and is expected to account for an increasing share of the marketing spend of a majority of companies. We believe that influencers will represent an increasing share of our paid media and by operating our own influencer network, we will be better able to ensure compliant operations, effectively manage our media spend by eliminating middlemen, and afford our clients access to our stable of influencers.

•Increasing Monetization of Our Traffic. By presenting consumers with a broad array of offers particularly curated to their preferences, as informed by their responses to our surveys and our platform’s ad serving logic, we seek to facilitate transactions that are beneficial for the advertiser, the consumer and us. As we continue to improve consumer engagement on our platform, we expect to strengthen our relationships with existing advertisers and build new relationships with potential advertisers. We continuously enhance our product offerings for consumers and targeting capabilities for advertisers to ensure we are optimizing the value of our traffic.

•Developing and Enhancing Products that Increase the Quality of Our Offering to Consumers, Advertisers and Partners. Our product development efforts are intended to appeal to consumers, drive traffic, increase monetization and increase affiliate and partner opportunities. Examples of some areas on which our product development team is currently focused include designing new consumer-facing creative concepts, enhancing site experiences, developing mobile app products to expand our media footprint beyond our mobile web presence, and improving the reputation of our domains.

•Post-Transaction Ad Solutions. Leveraging our acquisition of True North Loyalty, LLC (“True North”), we have developed and launched an e-commerce post purchase ad serving solution to access a new pool of users for our advertiser clients. We deploy an “ad module” on the e-commerce website that offers a series of curated offers to users after check-out. We compensate our e-commerce partners by either sharing revenue proceeds or by remunerating them on an impression basis. Although we are still in an initial launch phase, we believe this ad solution will become a meaningful contributor to our operations.

Sales and Marketing

We generate new client sales primarily through our in-house sales team. We service established clients through our in-house account directors and managers, who seek to optimize results for and expand our business with these clients.

Our Competition

Our traditional competitors have been digital marketing and database marketing services providers, online and traditional media companies, and advertising agencies. We believe the competitive landscape is changing and becoming more complex. We believe our data and our ad serving and customer acquisition technologies enable our clients to better target, engage, qualify, and communicate with relevant consumers, in a more profitable manner than our competitors.

Some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base.

Concentration

We have an extensive list of clients across a wide range of industries. For the year ended December 31, 2022, a single long-standing advertiser client of the Company accounted for 22.1% of consolidated revenue. For the year ended December 31, 2021, this same client accounted for 11.7% of the Company's consolidated revenue.

Acquisitions

•     On July 1, 2019 we completed the acquisition of substantially all of the assets of AdParlor Holdings, Inc.

•     On April 1, 2020 we acquired a fifty percent (50%) interest in Winopoly, LLC, and acquired the remaining fifty percent (50%) interest on September 1, 2021.

•     On January 1, 2022 we acquired a one-hundred percent (100%)  interest in True North Loyalty, LLC.

Our Intellectual Property

We rely on trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our intellectual property rights. With respect to our trademarks, we maintain a portfolio of perpetual common law and federally registered trademark rights across several brands and domains relating to our business units, products, services, and solutions. We claim copyright protection in our original content that is published on our websites and included in our marketing materials.

Regulatory Matters

Our business is subject to a significant number of federal, state, local and international laws, rules, and regulations applicable to online or digital advertising, commercial email marketing, telemarketing and text messaging. We are also subject to laws, rules, and regulations regarding data collection, privacy and data security, intellectual property ownership and infringement, sweepstakes and promotions and taxation, among others. Some of our clients operate in regulated industries, such as financial services, credit repair, gambling, consumer and mortgage lending, healthcare and medical services, health insurance including Medicare Advantage and related Medicare insurance plans and secondary education, and, to the extent applicable, we must comply with the laws, rules, and regulations applicable to marketing activities in those industries. We own and operate consumer facing websites in the United Kingdom, Canada, and Australia and are subject to the laws, rules, and regulations of those countries as they impact our operations.

These laws, rules, and regulations, which generally are designed to regulate and prevent deceptive practices in advertising, online marketing, and telemarketing, protect individual privacy rights and prevent the misuse and unauthorized disclosure of personal information, are complex, change frequently and have tended to become more stringent over time. In addition, the application and interpretation of these laws, rules, and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate.

We have been involved in investigations with federal and state regulators over our practices including with the New York Attorney General (“NYAG”), the Federal Trade Commission (“FTC”) and the Pennsylvania Office of the Attorney General (“PAAG”). These investigations and claims have been and will likely continue to be expensive to defend, will divert management’s time away from our operations and may result in changes to our business practices that adversely affect our results of operations. See Item 1A. Risk Factors - Risks Relating to Legal and Regulatory Matters and Item 3. Legal Proceedings for further discussion of the impacts of these proceedings and various laws, rules, and regulations on our business.

Human Capital

Fluent is dedicated to certain core principles and values which include continuous learning, pace, collaboration, and high-performance. Fluent is committed to providing our employees with opportunities to grow and develop in their careers, supported by competitive compensation and comprehensive medical and wellness benefits. We embrace challenges and welcome opportunities to make improvements in our corporate culture and employee benefits. As we continue to evolve and grow as an organization, we are dedicated to creating an inclusive and safe work environment where each person feels they belong and add a fresh, unique perspective to our business and culture.

We have been the recipients of many awards for our corporate culture including regularly being on Crains’s Best Places to Work for in recent years.

As of December 31, 2022, we had 275 employees, of which 272 were full-time employees. This represents an increase of 3.8% over the number of employees as of December 31, 2021. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement with us. We have not experienced any work stoppages and strive to maintain a positive relationship with our team. As the impact of the COVID-19 pandemic began to subside during 2022, we modified our policy to a hybrid model to encourage people to come into the office. While we believe we adapted well to a work-from-home model, we are now focused on a hybrid strategy based around flexibility and collaboration. We have demonstrated that we can be fully remote without business interruption, but we have implemented a flexible hybrid model as we know the importance of flexibility and in person collaboration. See Item 1A. Risk Factors – “Unfavorable global economic conditions, including lingering health and safety concerns from the pandemic, could adversely affect our business, financial condition, and results of operations.” and “If we lose the services of any of our key personnel, it could adversely affect our business.” for further information about the risks of our hybrid work model.

Investing in our People

Competition in the recruitment of top talent within our industry remains constant and our future success will depend in part on our continued ability to hire, motivate, and retain exceptional colleagues across the business inclusive of sales and marketing, executive, administrative, creative, and technical colleagues. As the business evolves, we continue to source talent to complement the existing team with different strengths, experience, and ideas. Additionally, over the past few years we have worked to support internal mobility for those who have excelled in their roles and are looking to gain new experience in other areas of the business that align with their individual career goals. As a performance-based organization, Fluent offers generous and competitive salaries and bonus/commission plans to both attract and retain our employees. We match up to 4% of employees’ contributions in their 401(k) to help our employees plan for their futures. We reward positive performance and celebrate our employees for their persistent drive to succeed.

We also prioritize the health and well-being of our people, who we want to be their best and authentic selves both personally and professionally. We offer multiple health insurance plans to choose from, on-demand wellness sessions, and mental health resources like virtual and in-person therapy, coaching, mental wellness screenings, and self-help exercises.

We encourage curiosity and provide our people with the tools and resources to learn and grow. From internal Fluent University courses, company-wide Diversity, Equity, and Inclusion (DEI) workshops, and corporate She Runs It memberships, we offer continuous opportunities for personal and professional development. In 2022 through these courses, we created approximately 1,800 hours of learning for our employees. We also launched LinkedIn Learning in 2022 to provide colleagues with real time access to top content to help them develop areas of focus to fuel their growth.

To ensure our people take time to recharge, we offer discretionary time off, that provides vacation days throughout the year in addition to our 13 paid company holidays. Our goal is to create a flexible work environment that fuels creativity and results.

Diversity, Equity, & Inclusion (DEI)

We are constantly striving to make Fluent a more inclusive and compassionate place to work. We make a concerted effort to post roles and source top candidates to present a diverse candidate slate for our hiring teams.  Our dedicated DEI team is designed to create opportunities for connection, education, and service that drive reflection, empathy, and positive change at Fluent – as well as in our communities and industry. Fluent continues to invest in our colleagues by providing DEI trainings and creating opportunities to connect to discuss real events.  In 2022, our Women Leader’s Group sponsored their second mentorship program which has now increased to 54 participants.  We are proud to foster a learning and coaching culture to support the development and growth for all of our employees.

Additionally, at Fluent, giving back is at our core. We’ve always been strong believers in paying it forward. From the top down, our people are generous, compassionate, and eager to make real impact. We organize company-wide community service days, match employees’ donations to the causes they value and support, and regularly come together as a team to help those in need. In 2022, we partnered with the Hope Program so that our employees could share their expertise to help people develop their interview skills to secure employment. People in the Hope Program consists of individuals facing deep structural barriers to employment, including histories with the criminal legal system, current and/or past homelessness, substance abuse disorders, low educational attainment, and more. In 2022 we partnered again with Daymaker, and through this partnership, the Fluent team donated gifts from across the United States and Canada to give gifts to children in need accompanied with personal holiday notes. We believe these service-based activities and donation matches help our employees stay engaged with, and give back to their communities which creates positive change.

Available Information

Fluent’s principal executive offices are located at 300 Vesey Street, 9th Floor, New York, New York 10282, and our telephone number is (646) 669-7272. Our internet website is www.fluentco.com. The website address provided in this 2022 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2022 Form 10-K and is not incorporated by reference in this 2022 Form 10-K or any filing with SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations website at http://investors.fluentco.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our periodic reports are filed or furnished electronically with the SEC under SEC File Number 001-37893, and can be accessed at the SEC’s website at www.sec.gov, and specifically at https://www.sec.gov/edgar/browse/?CIK=1460329.

Item 1A. Risk Factors.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. The following summary identifies certain material risks and uncertainties facing our business, many of which are beyond our control. A more complete discussion of each these and other risks and uncertainties is set forth under “Risk Factors.” Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, including those set forth below and elsewhere in this 2022 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Risks Related to Our Business

Risks Related to Current Regulatory Actions

●	Active regulatory actions with the FTC and the PAAG

Risks Related to Our Industry

●	Operate in a rapidly evolving industry
●	Competition with other digital marketing and advertising companies
●	High concentration associated with the gaming industry
●	Unfavorable publicity and perception of our industry
●	Fluctuation and seasonality of our clients’ needs
●	Credit risk and payment disputes with our clients

Risks Related to Our Publishers

●	Competition buying media
●	Need to connect with users in specific media channels
●	Impact of unauthorized or unlawful acts by third-party publishers or vendors
●	Limitations on our ability to collect user data

Risks Related to Our Owned Media Properties

●	Need to evolve our products and services to meet client and user needs and changing technologies
●	Need to connect with users through mobile apps
●	Detection of click-through and/or other fraud
●	Rewards fulfillment costs

Other Business Risks

●	Growth of operations, effective management, and ability to scale
●	Increased challenges of international operations
●	Impact of acquisitions on operations
●	Unfavorable global economic conditions
●	Dependence on key personnel
●	Ability to attract and retain employees
●	Dependence on third-party service providers

Risks Relating to Legal and Regulatory Matters

●	Impact of governmental laws and regulations
●	Laws and regulations regarding privacy, data protection and personal information
●	Environmental, employment, social and governance matters
●	Litigation, inquiries, investigations, examinations, or other legal proceedings
●	Sales and use and other taxes

Risks Relating to Data Security and Intellectual Property

●	Need to safeguard personal information and other data
●	Need to protect our intellectual property rights
●	Third party claims from creation and use of digital media content

Risks Related to Financial Matters

●	Restrictions on operations from covenants in Credit Agreement
●	Impact of change of credit facility terms
●	Need for additional capital
●	Earnings charges from impairment of goodwill and/or intangible assets

Risks Related to Our Common Stock and the Securities Markets

●	Fluctuations in stock price
●	Failure to meet listing requirements may result in delisting
●	Trading of shares impacted by delisting
●	Concentration of stock ownership
●	Dilution from future share issuances from acquisitions or stock incentive plans
●	No cash dividends for foreseeable future
●	Status as a "smaller reporting company"

Risk Factors

Risks Relating to Our Business

Risks Related to Current Regulatory Actions

The FTC and the PAAG have active investigations pending against the Company. If we are unable to resolve these actions, or similar actions by other regulators, on favorable terms, our business and results of operations could be adversely affected.

On January 28, 2020, Fluent received a Civil Investigative Demand (“CID”) from the FTC regarding compliance with the FTC Act and the Telemarketing Sales Rule (“TSR”). On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty. The Company has been negotiating resolution of the terms of the consent order with the FTC staff. On January 12, 2023, the Company made an initial proposal of $5.0 million for the civil monetary penalty contingent on successful negotiation of the remaining outstanding injunctions and other provisions. On January 30, 2023, FTC staff forwarded a complaint recommendation to the FTC’s Bureau of Consumer Protection for consideration.  On March 3, 2023, the Company met with the Bureau of Consumer Protection and as a result of that meeting, the Company is continuing negotiation with the FTC staff on the terms of a consent order, including injunctive and monetary provisions. The Company has accrued $5.0 million in connection with this matter; however, a final civil monetary penalty could be higher or lower. The Company will continue to devote substantial resources and incur outside legal expenses to reach a settlement. An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, results of operations and financial position.

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PAAG”) that it was reviewing the Company’s business practices relating to telemarketing. After the Company and the PAAG were unable to reach agreement on a proposed Assurance of Voluntary Compliance (“AVC”), the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties, and other relief in the United States District Court for the Western District of Pennsylvania on November 2, 2022. While the Company believes that its historical practices were in full compliance with the PA Consumer Protection Law and the TSR, the Company updated its telemarketing practices.  We are currently negotiating a potential Consent Order with the PAAG to resolve the matter.

Even if the Company is able to resolve the FTC and PAAG matters on acceptable terms, the Company could be subject to additional regulatory actions from other state attorneys general.  Moreover, the TCPA plaintiffs’ bar and individual claimants may file claims and lawsuits against the Company based on the Company’s prior telemarketing practices. Such actions could have substantial adverse impact on the Company’s reputation and its ability to continue to buy media cost effectively and the willingness of the Company’s advertiser clients to continue to do business with the Company, which could in turn materially and adversely affect the Company's results of operations and financial position.

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

We derive substantially all of our revenue from digital marketing services, which is an industry that has undergone rapid and significant changes in its relatively short history, and which is characterized by rapidly changing internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing user and client demands. Our future success depends on our ability to effectively respond to the rapidly changing needs of our clients, respond to competitive technological developments and industry changes and cost effectively acquire media from our publishers. As a result of this continual evolution, we face risks and uncertainties such as:

•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting our, our third-party publishers’, and our clients’ businesses;

•	our dependence on the availability and affordability of quality media from third-party publishers;

•	our ability to manage cybersecurity risks and costs associated with maintaining a robust security infrastructure;

•	our ability to continue to collect and monetize user information and remain compliant with existing and new state data privacy laws and regulations that have been and are expected to be enacted;

•	our ability to maintain and expand existing client relationships;

•	our ability to maintain user interaction with our owned-and-operated websites on mobile devices; and

•	our ability to comply with and avoid additional regulatory scrutiny in a rapidly evolving legal and regulatory environment.

If we are unable to address these risks, our business, financial condition, and results of operations may be adversely affected.

If we fail to compete effectively against other digital marketing and traditional advertising alternatives or fail to meet performance metrics required by our clients, our business and results of operations may be harmed.

The market for digital marketing is intensely competitive, and we expect this competition to continue and to increase in the future, both from existing and new competitors. We compete for advertiser clients against other digital marketing companies on the basis of a number of factors, including return on advertising spend ("ROAS"), price, and client service. We also compete for our clients’ overall marketing and advertising budgets with online and traditional media companies. When our clients reduce their advertising budgets, newer media sources such as those we offer can often be the first expenditures to be cut. Our advertiser clients have expectations as to their ROAS, as well as the quality and conversion rates of the leads that we generate. The expectations of our clients may change over time, and the ROAS on leads that we supply to our clients may not always meet these expectations. Conversion rates for leads can be impacted by factors other than the lead quality, many of which are outside our control, such as competition in our clients’ industries and our clients’ sales practices. Lower conversion rates could be even more likely as we expand our services and relationships with our clients by moving our conversion point further “down the funnel,” closer to where our clients are able to monetize the leads we provide. Our clients may curtail their advertising spend with us or stop using our services altogether if we fail to meet their expectations in terms of their ROAS or the quality and convertibility of leads or otherwise fail to compete effectively against other online marketing and advertising companies.

A material percentage of our consolidated revenue is derived from gaming (apps) advertisers and we have one gaming client that accounted for 22.1% of our consolidated revenue.  As such we are exposed to risks associated with the gaming industry in general and one gaming client in particular.

Approximately 35% of our consolidated revenue was derived from gaming advertisers.  This revenue derives from app installs and app-related user actions.  The stability and potential growth of this client base depends in part on the state of the app-based gaming industry, which is subject to numerous risks including:

●	the relative availability and popularity of other forms of entertainment;
●	changes in consumer demographics, tastes, and preferences;
●	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;
●	social perceptions of gaming, especially those related to the impact of gaming on health and social development; and
●

the introduction of legislation or other regulatory restrictions on gaming, such as restrictions addressing violence in video games and addiction to video games, also referred to as Gaming Disorder by the World Health Organization.

One of our gaming advertiser clients accounted for 22.1% of consolidated revenue in 2022, an increase from 11.7% of consolidated revenue in 2021.  We do not have a long-term contract with this client and this client may cease transacting with us at any time. We expect that future sales of our services to this client will continue to fluctuate on a quarterly and annual basis and that such fluctuations may affect our operating results in future periods. If that client were to reduce, or stop using our services, or materially bid down the price it is willing to pay for our services, our results of operations would be materially adversely affected.

Unfavorable publicity and negative public perception about our industry or us may damage our reputation, which could harm our business, financial condition, and results of operations.

As described above under "The FTC and the PAAG have active investigations pending against the Company...", we are involved in two investigations commenced by the FTC and the PAAG that challenges certain of our business practices. Even if we are able to reach an acceptable resolution of these matters, there may be press releases and other communications by the regulators that cast us in a negative light and may damage our reputation. As a consequence, our ability to buy media cost effectively may be impacted and some of our advertiser clients may no longer wish to do business with us.  We are also subject to litigation and other claims which may damage our reputation regardless of the outcome of any such action. Any damage to our reputation, including from publicity from governmental proceedings, legal proceedings against us or companies that work within our industry, class action litigation, or the disclosure of information security breaches or private information misuse, may adversely affect our business, financial condition, and results of operations.

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding online marketing, advertising, telecommunications and privacy matters, particularly as they relate to individual privacy interests. Certain other companies within our industry may engage in activities that others may view as unlawful or inappropriate. These activities by third parties, including our competitors, or even companies in other data-focused industries, may be seen as indicative of the behavior of our industry as a whole, which may thereby harm the reputation of all participants in our industry, including us. Additionally, as a large player in our niche of the industry, smaller competitors frequently design their websites to look like they are owned and operated by us. If these competitors engage in non-compliant activities, it can have a particularly damaging impact on our relationships with our users and/or clients who are unaware that the non-compliant websites are not ours.

Moreover, any such unfavorable publicity or negative public perception could lead to digital publishers, platforms, and app stores such as those operated by Meta, Alphabet, and Apple, changing their business practices, or attracting additional regulatory scrutiny or lawmaking, which could adversely affect us or our industry. Heightened scrutiny on the part of the public or regulators may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective clients’ demand for our products and services, and adversely affect our business, financial condition, and results of operations.

Our business is dependent on attracting a large number of visitors to our websites and providing clicks, calls, emails, text messages, application installations, sign-ups, and customers to our clients, which depends in part on our reputation within the industry, with our clients and with our users. Our ability to attract potential users and, thereby, clients, also depends in part on users earning rewards, getting prizes, and samples and accessing other content, as well as accessing attractive offers from our advertiser clients. If our users are not satisfied with the content of our websites, the incentives or opportunities offered or our clients’ offerings, our reputation and therefore our ability to attract additional users and clients could be harmed.

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

Additionally, because of the nature of our performance-based agreements, we typically bear the costs of purchasing media without the assurance of advertising spend by any particular advertiser client. We must be able to generate more revenue from our users than our cost to acquire such users in order to be profitable. Our ability to do so is dependent on many factors, including having the right media sources to drive users who engage with our sites, providing content and experiences that retain users' attention and displaying relevant advertisements and other content to users. Other factors, some of which are outside of our control, such as competition, changing consumer tastes, and general economic conditions, may inhibit our ability to operate our business profitably, which could adversely affect our results of operations.

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

Certain clients have budgets that start stronger at the beginning of quarterly or monthly periods, may reach limits during such periods, but then may have needs to satisfy their performance objectives at the end of such periods. In years prior to 2022, advertisers that had unused budgets coming into the fourth quarter would often spend those budgets during the fourth quarter. We did not see this occur in 2022, which we believe was due to many reasons including economic uncertainty and other factors outside of our control. Beyond these budgetary constraints and buying patterns of clients, other factors affecting our business may include macroeconomic conditions affecting the digital media industry and the various market verticals we serve. Poor macroeconomic conditions could decrease our clients’ advertising spending and, thereby, have a material adverse effect on our business and results of operations.

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

We have exposure with respect to clients in particular verticals where there is a risk of tightening regulations or restrictions on sourcing consumer traffic. For example, if new regulations affect our clients such that their businesses are no longer viable, our clients may become insolvent or otherwise unable to pay amounts owed to us. In such circumstances, we may be exposed to risks of significant bad debt, which could have a material adverse effect on our results of operations.

On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations.  SVB’s deposits are insured by the FDIC in an amount up to $250,000 for any depositor.  On March 12, 2023, the U.S. Department of the Treasury, the Federal Reserve and the FDIC announced that the FDIC will complete its resolution of SVB in a manner that fully protects all depositors, including those with deposits over $250,000, and that all funds on deposit would be available to depositors on March 13, 2023. Some of our clients were customers of SVB and others may be clients of smaller regional banks.  Continued uncertainty in the banking industry may therefore present credit risk to our company,

Risks Related to Our Publishers

We attract a substantial majority of visitors to our websites through media purchases from third-party publishers, social media platforms, internet search providers, and influencers. There is substantial competition for this web traffic, and any decline in the supply of media available through these third parties or increase in the price of this media could increase the cost to attract visitors to our websites and reduce our profitability.

Our success depends on our ability to attract users to our websites and generate revenues from their activities thereon in a cost-effective manner. A substantial majority of our revenue is attributable to visitor traffic originating from third-party publishers, including ad networks, social media platforms and search engines. Our ability to maintain the number of users who come to our and our third-party publishers’ websites is not entirely within our control. Third-party publishers can change the media inventory they make available to us at any time, change the pricing of such media and/or place significant restrictions on our content offerings. Many of these publishers have their own guidelines on acceptable content, advertisements and the types of advertisers and websites that can advertise on their properties. These guidelines change frequently and can often be unpublished. If a third-party publisher decides not to make media inventory available to us, decides to demand higher pricing or a higher revenue share, or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other media sources that satisfy our requirements in a timely and cost-effective manner.

Moreover, there is substantial competition for web traffic among both established media buyers and smaller operators, and we expect this competition to continue to increase, given the limited barriers to entry into the market. In addition, as we have limited the volume of affiliate traffic that we source onto our platform as a result of the TQI, we need to find other traffic sources that meet our quality standards at a cost and volume that meets our requirements.

We increasingly focus our media spend on social media platforms and influencers. If we are unable to cost-effectively source enough media traffic that meets our quality standards and volume needs, we may not be able to increase our registration volume back to levels prior to initiation of the TQI.

Many of the influencers that supply media to us post their content on TikTok. Currently, the federal government and certain states have banned the use of TikTok on government issued devices, citing security concerns because of TikTok’s Chinese ownership. Some college campuses have banned the use of TikTok on college-provided internet services and legislation has been proposed that would prohibit TikTok from offering its services in the U.S.  Were that to happen, our influencers that use TikTok would need to post their content on other social media platforms, which may not reach as many users as those that use TikTok and may come at a higher cost, thereby adversely affecting results of operations.

Our business could be harmed if we or our third-party publishers are unable to contact users through specific channels.

We and our third-party publishers use email, text messages, push notifications, telephone calls and social media, among other channels, to reach users for marketing purposes. The laws, rules, and regulations governing such usage continue to evolve, and changes in technology, the marketplace, or consumer preferences may lead to the adoption of or changes in laws, rules, or regulations. If new laws, rules, or regulations are adopted or existing laws and regulations are interpreted or enforced to impose additional restrictions on our ability to use email, text messages, push notifications or social media to contact users, or engage in telemarketing, we and our third-party publishers may not be able to communicate with users in a cost-effective manner.

Additionally, if email service providers (“ESPs”) or internet service providers ("ISPs") implement new or more restrictive email or content delivery or accessibility policies, it may become more difficult to deliver emails to consumers or for consumers to access our websites and services. For example, certain ESPs including Google, may categorize our emails as “promotional,” and these emails may be directed to an alternate, and less readily accessible, section of a consumer’s inbox. We have also experienced deliverability issues with Yahoo! and Google. If ESPs materially limit or halt the delivery of emails advertising our websites, or if we fail to deliver emails to users in a manner compatible with email providers’ handling or authentication technologies, our ability to contact users through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed. Further, if ISPs prioritize or provide superior access to our competitors’ content, our business and results of operations may be adversely affected.

Similarly, telephone carriers may block or put consumer warnings on calls originating from call centers or block or limit text messages from marketers. Recently, the Federal Communications Commission (“FCC”) issued rules to require wireless carriers to block text messages on a “reasonable” do not originate list and proposed rules that would extend the National Do Not Call Registry to text messages.  The FCC also proposed a rule that would ban marketers from obtaining a single consumer consent as grounds for delivering calls and text messages from multiple marketers on subjects beyond the scope of the original consent.  If the proposed rules are adopted, we would have to alter our process for obtaining TCPA consent which could limit our and our marketing partners’ ability to contact users. With a heightened aversion to calls, consumers increasingly screen or block their incoming telephone calls, texts, and emails and therefore it is possible that users may not reliably receive our messaging. If we are unable to contact users effectively by email, telephone, text, or other means as a result of legislation, regulatory rules or interpretive positions, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

In addition, as we expand our usage of text messaging and push notifications to contact users, we become more dependent on third-party providers that control the dissemination and deliverability of such communications. These third-party providers and the wireless carriers may block text messages or shut down our text message service providers' ability to send text messages. Some carriers will not approve our applications to lease short codes for our internal messaging campaigns, hampering our ability to re-engage with our users. These third parties, which may include mobile operating systems, ISPs, wireless carriers, aggregators, and internet browsers, may each have its own guidelines on acceptable content. Recently, wireless carriers have been requiring service providers who use long codes – ten-digit telephone numbers – to register under the 10dlc registration requirements. If our service providers are unable to register the long codes, they use to send text messages for us under the 10dlc registration requirements, our ability to send text messages to re-engage with our mobile users or on behalf of our third-party advertisers could be adversely affected causing our results of operations to be adversely affected.

Third-party publishers or vendors may engage in unauthorized or unlawful acts that could subject us to significant liability, cause us to lose advertisers and other clients or damage our reputation.

We generate a significant portion of our web visitors from online media that we purchase from third-party publishers. While we actively monitor our publishers’ activities and have adopted more stringent publisher requirements and instituted periodic review of advertising creatives for our largest publishers, we cannot police all such behavior. Any activity by third-party publishers that our advertisers and other clients view as potentially damaging to their brands or reputation, even if prohibited by our contracts with our publishers and our internal policies and procedures, could harm our relationships with our advertisers or other clients, in which instance they may refuse to pay or terminate their relationships with us, resulting in a loss of revenue. Additionally, when we cease working with third-party publishers who engage in inappropriate practices, we may be unable to quickly find alternative supply at acceptable quality and prices.

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

When a user visits our websites, we use technologies to collect information including self-declared registration data that users choose to share with us in return for an ability to earn certain rewards. We also ask users for responses to our dynamically populated survey questions to create robust user profiles; users can decline to provide survey responses and still earn a reward. We use survey responses in our targeted ad serving, lead generation and consumer data offerings. We also use technologies to track user interactions with our advertiser offers to track conversions and our users’ progress towards earning rewards. Permission to use personal information provided by a consumer, which includes transactional data, is subject to evolving laws and regulations, regulatory scrutiny, litigation, and industry self-regulatory activities.

Technologies, tools, and applications (including new and enhanced web browsers) have been developed, and are likely to continue to be developed, that can block or allow users to opt-out of on-line advertising or shift their location to a less favorable location. For example, app developers have developed ad blocking apps for smartphones and other mobile devices which may hinder marketing activities to smartphone users. The adoption of such technologies, tools, software, and applications could reduce the number of display and search advertisements that we or our third-party publishers are able to deliver and this, in turn, could adversely affect our business and results of operations.

Major browsers such as Google Chrome and Apple Safari either block by default or permit users to block access from third-party cookies.  In general, while we rely on internally created identifiers to associate returning users with their user profile, we and our third-party advertisers use cookies to track user attributes and conversions. While the digital advertising industry has sought to mitigate the impact of the elimination of cookies by using other conversion tracking technologies, the impact of these changes on our business is uncertain.

More significantly, companies and new laws and regulations such as the California Consumer Privacy Act (“CCPA”) are moving to limit online user-level tracking including conversion data as part of the push for enhanced data privacy protection.  Use of conversion data such as whether a user downloads and installs an app may be limited which may inhibit our clients and our ability to use this data, making it harder to efficiently manage our respective operations. For example, Apple’s 2021 update to iOS defaults to blocking ad tracking which makes it difficult for us and our advertiser clients to track conversions and for clients’ to determine their ROAS. This may lead some advertisers to curtail their ad spend or may force other clients to stop online advertising all together.

The move away from user level tracking may also adversely impact the efficiency of ad platforms such as those operated by Alphabet and Meta and other social media platforms which could lead to publishers reducing their spend on social media platforms or increases in the cost of media. Many of our publishers buy media on these platforms and they may seek to pass along their increased media costs to us or be unable to supply us with media at the volume and price we require, either of which could adversely affect our results.

Interruptions, failures, or defects in our data collection systems, as well as privacy concerns and regulatory changes or enforcement actions affecting our ability to collect user data, could also limit our ability to analyze data from, and thereby optimize, our clients’ marketing campaigns. If our access to data is limited in the future, we may be unable to provide effective services to clients and may lose clients and revenue.

Risks Related to Our Owned Media Properties

Our success depends in part upon our ability to enhance and adapt our products and services to address the evolving needs of our clients and keep pace with rapidly changing technologies.

The digital advertising and marketing industry is characterized by rapidly changing standards and technologies, frequent new product and service introductions, and changing user and client demands. As our users’ and clients’ needs evolve, we will need to continue to enhance our services and solutions to address these needs in order to maintain these relationships. We have invested in developing new products, markets, services, and technologies, including migrating our legacy database to a new environment and developing a replacement for the back-end system that currently supports our consumer facing websites. We have also expanded our work force to enable us to upgrade our systems to meet the needs of our users and clients and continue to grow our revenues and business. However, based on our experience, new websites, systems, products, and services may be less predictable and have lower margins than more established websites, products and services and may be more prone to technological instability or failure. Further, we may not be able to develop and bring new products and services to market in a timely manner, or at all. The time, expense and effort associated with developing and offering new and enhanced products, services, and back-end systems may be greater than anticipated. If we are unsuccessful in enhancing and upgrading our websites, products, services, and back-end systems, we may fail to maintain our profitability, attract new clients, or grow our revenue, or we may suffer service disruptions. Moreover, if we are unable to develop and bring to market additional products and services, and enhancements in a timely manner, or at all, we could lose market share to competitors who are able to offer such new products and services, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites, which could lead our clients to become dissatisfied with our campaigns and, in turn, lead to a loss of clients and related revenue. Click-through fraud occurs when automated systems (sometimes called "bots") are used to create an individual click on an ad displayed on a website, with the intent of generating a revenue share payment to the publisher, rather than an individual user actually viewing the underlying content. If fraud occurs when online lead forms are completed with false or fictitious information in an effort to increase a publisher’s compensable actions. The risk of fraud may increase as bots become more sophisticated and difficult to detect. We do not charge our clients for fraudulent clicks or actions when they are detected, and such fraudulent activities could negatively affect our profitability or harm our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and related revenue. Additionally, we have terminated and may, in the future, terminate our relationships with publishers who we believe to have engaged in fraud. We may not be able to replace the terminated publishers with new publishers which could result in a reduction in traffic to our sites and registrations.

Our rewards fulfillment costs fluctuate, which has impacted and may continue to impact our results of operations.

Our rewards sites generate the majority of our revenues and gross profit. Users who complete the program requirements and are verified during the claims process can earn valuable rewards such as gift cards and cash equivalents. Moreover, we are also subject to the risk of users who seek to claim rewards but are not entitled to do so because of their use of bots or other deceptive means. Our results could be adversely affected if users are successful in claiming rewards they are not entitled to. Conversely, if we deny rewards to users who we believe are not entitled to claim, these users may seek to damage our reputation by filing complaints with the Better Business Bureau or State consumer protection agencies or by posting negative online reviews, which could adversely affect our results of operations.

Other Business Risks

Our operations have grown over the past several years, which may make it difficult to effectively manage any future growth and scale our infrastructure and products quickly enough to meet our business's and our clients’ needs while maintaining profitability.

We have historically experienced growth in our operations and have relied in large part on proprietary systems. As a result of this growth and the need to update our systems to be more scalable and to accommodate changes in data privacy and data protection laws, we are consistently upgrading our systems and infrastructure. Future growth will continue to place significant demands on our management and our operational and financial infrastructure.

Our future success depends in part on the efficient performance of our ad serving and lead generation systems and technology infrastructure. As the number of websites and internet users and the amount of data collected increases, we have begun to revamp our technology infrastructure to accommodate this increased volume. Moreover, we have rearchitected our database of consumer information to accommodate users' exercise of their privacy rights in their personal information under new data privacy and data protection laws such as the CCPA and the United Kingdom General Data Privacy Regulation ("UK-GDPR"). Unexpected constraints on our technology infrastructure could lead to slower website response times or system failures and adversely affect the availability of our websites and the level of user responses received, which could result in the loss of clients or revenue or have a material adverse effect on our business and results of operations.

We are continuing to upgrade our other systems, procedures, processes, and controls to support our future operations. We have incurred significant expenditures and have been forced to reallocate valuable management resources to facilitate these upgrades. We have incurred substantial costs to secure hosting, other technical services, and additional data storage and to upgrade our technology and network infrastructure to handle increased traffic on our owned-and-operated websites. We have also deployed new products and services and third-party solutions to respond to an increasing volume of data privacy requests. These upgrades and expansion in our technical capabilities are costly and complex and could result in inefficiencies or operational failures which could damage our reputation and cause us to lose current and potential users and clients and could harm our operating results.

As we continue to grow, we may not be able to increase our market share or sustain our recent growth. Our inability to sustain our growth could cause our performance and outlook to be below the expectations of securities analysts and investors.

The expansion of our international operations subjects us to increased challenges and risks.

We have been expanding our website offerings into additional international markets beyond the United Kingdom into Canada and Australia and we may expand further into additional countries. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, legal and regulatory systems, taxation regimes, and commercial infrastructures. Continued international expansion will require us to invest significant funds and other resources and may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	compliance with applicable foreign laws and regulations and adapting to foreign customs and practices as they relate to our business;

•	compliance with the UK-GDPR and other foreign data privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;

•	cross-border data transfers among us, our subsidiaries, and our customers, vendors, and business partners;

•

difficulties and added costs of conducting our business in foreign countries, including the need to retool our consumer facing product offerings to better align with local customs, practices, and consumer acceptance of our product offerings;

•	credit risk and higher levels of payment fraud, as well as longer sales or collection cycles in some countries;

•	compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act;

•	recruiting, training, managing, and retaining contractors and service providers in foreign countries;

•	increased competition from local providers;

•	economic and political instability in some countries, including as a result of health concerns, terrorist attacks and civil unrest;

•	less protective or restrictive intellectual property laws;

•

compliance with the laws of the foreign taxing jurisdictions in which we conduct business, potential double taxation of our international earnings and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws; and

•	overall higher costs of doing business internationally.

If our revenue from our international operations does not exceed the expense of establishing and maintaining these operations, our business and operating results could suffer, and we may decide to make changes to our business or exit certain jurisdictions in an effort to mitigate losses. If we are unable to successfully manage the risks and costs associated with international operations, it could adversely affect our business and/or results of operations.

As we continue to grow our business, we may acquire additional businesses or personnel, which could divert our management’s attention, disrupt our operations, or otherwise subject us to risks inherent in identifying, acquiring, and operating newly acquired business units.

As we continue to grow our business, we have acquired and may continue to acquire additional business units and personnel that we believe will complement or expand our current business or offer growth opportunities. We may experience difficulties identifying potential acquisition candidates that complement our current business at appropriate prices. We cannot guarantee that our acquisition strategy will be successful. We may spend significant management time and resources in analyzing and negotiating acquisitions or investments that are not consummated or cannot be implemented successfully. Furthermore, for business units that we have acquired, the ongoing process of integrating an acquired business unit or personnel is distracting, time-consuming, expensive and requires continuous optimization and allocation of resources, any of which could disrupt our operations.

Moreover, if we use stock as consideration for any future acquisition, this will dilute our existing shareholders, and if we use cash, this will reduce our liquidity and impact our financial flexibility. We may seek debt financing for particular acquisitions, which may not be available on commercially reasonable terms, or at all. If we cannot overcome these and other challenges associated with a business acquisition strategy, we may not consummate or realize tangible benefits from any future acquisitions, which could impair our overall business results.

Additionally, as a part of our continuous efforts to invest in opportunities to grow the Fluent business, we have occasionally done so via the addition of personnel at all levels and the investment of time and resources into ventures that expand beyond our core operations. When certain of these ventures have failed to achieve key performance milestones, we have scaled back our investments, up to and including reductions in our work force. We will continue to explore opportunities to grow our business, and if we determine that certain of these ventures are not viable, we will need to make similar cutbacks, which may have a significant impact to our business and operating results.

Unfavorable global economic conditions, including lingering health and safety concerns from the pandemic, could adversely affect our business, financial condition, and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The U.S. economy is in an uncertain state as the Federal Reserve attempts to control inflation by raising the Federal Funds Rate. These rate increases coupled with a strong labor market and reduced consumer confidence result in uncertainty and may cause our customers and/or clients to be cautious in their ad spending.

The pandemic had a range of impacts on different advertising verticals. As we emerge from the pandemic, we anticipate additional shifts in pricing and/or demand among affected clients. While the combination of these trends did not result in a significant disruption to our business for the year ended December 31, 2022, the trajectory of these trends is uncertain. These trends, or others that have yet to be identified, may persist, or change and could have a material adverse impact on our business, financial condition, and results of operations in subsequent periods. The extent of any impact is uncertain and cannot be reasonably estimated at this time.

Additionally, our business relies heavily on people, and adverse events such as health-related concerns about working in our offices and other matters affecting the general work environment could harm our business. We implemented company-wide work-from-home beginning on March 13, 2020. Beginning in September 2022, we modified the policy to now require minimum in office attendance for employees. During the pandemic, many employees relocated away from our New York City headquarters.  It is uncertain whether employees will be willing to return to the office and while we have adapted to a work-from-home environment, we believe it is preferable to have our workforce on premises. Having a large part of our workforce working remotely creates challenges to our technological capacity and cybersecurity capabilities, as well as causes operational inefficiencies and may lead to the diminution in the loyalty and goodwill of our employees. Despite not utilizing our offices at pre-pandemic levels, we have not been able to reduce our occupancy costs to this point.

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

We also believe that, as our business continues to grow, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, technical, and operational personnel. Competition for such personnel is considerable, and there can be no assurance that we will be successful in attracting and retaining such skilled personnel.

Because the majority of our employees have been working remotely, our ability to attract and retain employees based on corporate culture may be adversely affected and, if we are unable to maintain our corporate culture, our business, financial condition, and results of operations could be harmed.

During the pandemic when our employees were largely working remotely, we were not able to have the types of events and interpersonal connections that helped foster our culture. We have updated our policies and require our employees to be in the office at least two days a week and have recently begun having events that bring our employees together. As is the case with many organizations, we have experienced higher levels of turnover during the pandemic and hiring has been increasingly difficult with new hires commanding higher salaries. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and could compromise the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. If we are unable to maintain our corporate culture as we grow, our business, financial condition, and results of operations could be harmed.

We are dependent upon third-party service providers in our operations.

We utilize numerous third-party service providers in our operations such as cloud-based hosting services, enterprise resource planning systems and other software as a service (“SaaS”) platforms and services. Failure by a third-party service provider could expose us to an inability to operate our websites, connect our advertiser clients with users, provide online marketing and advertising services or track the performance and results of our online marketing activities and our operations in general. As with all software and web applications and systems, there may be, from time to time, technical malfunctions that arise with some of these third-party providers. It is possible that to remedy any such situation would require substantial time, resources, and technical knowledge that we may not have or be able to acquire in a timely fashion. Additionally, some of these third-party service providers may face financial instability, which could lead to extended periods in which their platforms or applications are unavailable or fail to accurately track or account for online activity. If any of these platforms or applications goes down for an extended period of time, it is possible that we may lose clients and/or incur significant costs to either internalize some of these services or find suitable alternatives, which could have a material adverse effect on our business or results of operations.

Risks Relating to Legal and Regulatory Matters

Our business is subject to a significant number of laws and regulations. Compliance with these laws and regulations may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and failure to comply with them could subject us to civil or criminal penalties or other liabilities.

Our business is subject to regulation under a number of federal, state, and local laws and regulations. Our operations in the United Kingdom (“UK”), Canada and Australia are subject to laws, rules, and regulations affecting our operations in those countries.  These U.S. federal, state, local, and foreign laws and regulations are generally designed to regulate and prevent deceptive practices in advertising, online marketing and telemarketing, to protect the privacy of the public, and to prevent the misuse of personal information available in the marketplace. Many of these laws and regulations, which can be enforced by government entities or, in some cases, private parties, are complex, change frequently, and have tended to become more stringent over time. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate, and they may be interpreted and applied inconsistently across jurisdictions or with our current policies and practices. New laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients' businesses could affect their activities or operations and, therefore, lead to reductions in their levels of business with us. We incur significant expenses in our attempt to maintain or bring our business in compliance with these new and existing laws and in defending ourselves in litigation, all of which can be costly to the business and could adversely affect our revenue or results of operations.

We supply data to Fluent Sales Solutions ("FSS"), our captive call center, as well as third-party call center clients for telemarketing and text messaging campaigns and manage text messaging campaigns to re-engage with our users, all of which may subject us or our clients to claims under the TCPA and the Amended Telemarketing Sales Rule (“TSR”) and State telemarketing laws. In recent years, the TCPA has become a fertile source for both individual and class action lawsuits and regulatory actions. Although we have not experienced material losses from TCPA claims to this point, we have expended considerable resources to comply with the TCPA and defend ourselves against legal claims. Changes in the interpretation of the TCPA or the TSR may adversely impact our telemarketing clients and our text messaging campaigns. Our failure to adhere to or successfully implement appropriate processes and procedures in response to and to defend against TCPA- and TSR-related claims could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations.

FSS promotes Medicare Supplement and Affordable Care Act plans by supplying call transfers and contract information of interested users to insurance agencies, brokers and other parties participating in the sale of these policies.  Recently, the Centers for Medicare & Medicaid Services ("CMS") has proposed revising the existing rules that would substantially curtail the ability of “third party marketing organizations” such as FSS to generate interested users in this vertical. Where FSS has joined in making comments to CMS to seek modifications to the proposed rules before they take effect, there can be no assurances that the proposed rules will be modified. If the proposed rules take effect in their current form, our business and results of operations could be adversely affected.

As noted above, the FCC issued rules regulating text messaging and proposed a rule that would ban marketers from obtaining a single consumer consent as grounds for delivering calls and text messages from multiple marketers.  If the proposed rules are adopted, we would have to alter our process for obtaining TCPA consent which could limit our and our marketing partners’ ability to contact users.  Were that to occur, our business, operating results and financial condition would be harmed.

We operate internal email campaigns to promote our owned and operated websites and utilize third party publishers who use email to generate traffic for our websites and to promote our advertisers’ products. As a result of these activities, we and our email publishers are subject to various state and federal laws regulating commercial email communications, including the CAN-SPAM Act of 2003 (“CAN Spam”) and the California Business and Professions Code Sec. 17529.5 (“CAL Anti-Spam Act”). If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions, litigation, or claims. Moreover, the deliverability of our emails could be adversely affected by spam filters employed by email service providers such as Gmail and Outlook and by users which could adversely affect the performance of our email marketing efforts.

Laws and regulations regarding privacy, data protection and the handling of personal information are complex and evolving. While we strive to comply with all legal and contractual obligations regarding these matters, any failure or perceived failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Because we collect, store, process, use and sell data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations, as well as contractual requirements, regarding privacy, data protection and the collection, maintenance, protection, use, transmission, disclosure, and disposal of personal information. These laws and regulations involve matters central to our business, including user privacy, data protection, content, intellectual property, electronic contracts and other communications, e-commerce, sweepstakes, rewards and other promotional marketing campaigns, competition, protection of minors, consumer protection, taxation, libel, defamation, internet or data usage, and online payment services. Both in the United States and abroad, these laws and regulations continuously evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate.

The GDPR, which was adopted by the European Union (“EU”) and took effect on May 25, 2018.  The GDPR imposed new requirements on entities and granted individuals new rights in connection with the collection, use and storage of the personal information of EU residents. The UK adopted the UK-GDPR which took effect prior to Brexit is largely identical to the GDPR and together with the provisions of the UK Data Protection Act of 2018 and the Data Protection, Privacy and Electronic Communications regulate data privacy and data protection in the UK. The fines for failing to comply with the GDPR, and starting in 2021, the UK GDPR, are significant (up to 4% of global turnover capped at £20 million), and the potential ways that the regime could be applied to a business such as ours are uncertain.

California enacted the California Consumer Privacy Act of 2018 (“CCPA”), the first U.S. comprehensive data privacy law, which took effect on January 1, 2020 and established requirements for businesses who collect and sell personal information and granted individual rights with respect to their personal information. California recently amended the CCPA to expand the rights afforded California consumers with respect to their personal information, adopts certain GDPR principles such as data minimization and established the California Privacy Protection Agency, which has investigatory, rulemaking and enforcement powers. Virginia, Colorado, Utah, and Connecticut recently adopted data privacy laws similar to the CCPA and the GDPR that include additional consumer privacy rights and which impose additional obligations on businesses that collect and sell personal information.  These laws take effect during 2023.  We are currently updating our data privacy practices and procedures to comply with these new laws, rules, and regulations. To do so, we need to devote internal resources and use third parties to support our data privacy compliance efforts. Because the laws have been recently enacted, the application of these new data privacy laws to our operations is uncertain.

Currently, there are bills pending in more than a dozen states that deal with data privacy according to the US State Privacy Litigation Tracker (2023) published by the International Association of Privacy Professionals Westin Research Center. The proposed laws provide for data privacy rules similar to the CCPA and/or the GDPR, and some of the proposed laws include a private right of action to enforce noncompliance, which, if enacted, would expose us to potential litigation and claims. If some or all of the proposed privacy laws are enacted, it will be extremely difficult and expensive to comply with this “patchwork” of data privacy laws.  There can be no assurance that we will be able to do so or that the costs of compliance will not be prohibitively expensive, either of which could have a material adverse effect on our business and results of operations.

Because of the volume of user registrations on our owned-and-operated websites, we receive requests from a number of users per day seeking to exercise their data privacy rights. We elected to implement a third-party solution to support our systems and processes to handle these requests. We have already devoted significant resources to handling data privacy requests and expect to incur additional costs to maintain compliance with the evolving data privacy and data protection laws and regulations.

The increased scrutiny regarding environmental, employment, social, and governance ("ESG") matters could adversely impact our reputation, our ability to retain employees, and the willingness of customers and others to do business with us.

There is an increasing focus from investors, regulators, employees, and other corporate stakeholders on corporate policies addressing ESG matters. Stakeholder expectations regarding appropriate corporate conduct on these matters are continually evolving, as are expectations regarding appropriate methods and types of related corporate disclosure. Investors, regulators, employees, or other corporate stakeholders may not be satisfied with our existing ESG practices or those of our customers, advertisers, publishers, or vendors. These stakeholders may also be dissatisfied with the pace at which any revisions to our practices or the practices of our advertisers, publishers, or vendors are adopted and implemented. Further, investors and other stakeholders may object to the societal costs or ethical or other implications, or the perceived costs or implications, associated with the use of our services or the products made by one or more of our advertisers. If any of these events were to occur, our reputation, our ability to retain employees, and the willingness of advertisers, publishers, and others to do business with us may be materially and adversely impacted. We may also incur additional costs and require additional resources to monitor, report, and comply with related corporate disclosure obligations in the future, whether those obligations are imposed by law, regulation, or market expectation.

While we strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection, to the extent possible, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent across jurisdictions and may conflict with other rules or our practices, or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users, or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business. Additionally, compliance with privacy and security laws, requirements, and regulations may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third-party service providers, and enforcement actions.

The outcome of litigation, inquiries, investigations, examinations, or other legal proceedings in which we are involved, in which we may become involved, or in which our clients or competitors are involved could distract management, increase our expenses, or subject us to significant monetary damages or restrictions on our ability to do business.

Due to the complex regulatory scheme in which we operate and the heightened scrutiny on our business, legal proceedings arise periodically in the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings, or other actions brought by federal (e.g., FTC) or state (e.g., state attorneys general) authorities. As discussed above, we are currently subject to various pending governmental and regulatory investigations, and we could be subject to more in the future. Any negative outcomes from regulatory actions or litigation or claims, including monetary penalties or damages or injunctive provisions regulating or restricting how can we conduct our business could have a material adverse effect on our business, financial condition, results of operations and reputation. We and the other defendants in Daniel Berman v Freedom Financial, a TCPA class action, have reached a $9.75 million settlement in that action to which we are contributing. We are a defendant in other TCPA litigations and the fact that we have settled a TCPA class action may increase the risk that these plaintiffs will believe that they are more likely to prevail in their litigations. Moreover others who may be considering bringing TCPA claims against us, may be more likely to do so given this settlement. Were either of these to occur, our result of operations could be adversely affected.

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

The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts, and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation, and orders (whether pertaining to us, our clients, or our competitors) that could diminish consumers' view of our services and/or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the complex and technical statutes to which we are subject, including state and federal financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to bring individual or class action lawsuits against us and obtain statutorily prescribed damages. Additionally, our clients might face similar proceedings, actions or inquiries which could affect their businesses and, in turn, our ability to do business with those clients.

Such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties, or injunctive relief against us, any of which could have a material adverse effect on our business, results of operations, and financial position.

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

In addition, many state governments are increasingly looking for ways to increase revenues to make up for budget shortfalls and/or offset sales tax revenues lost from online sales of merchandise. Since the 2018 Supreme Court decision in South Dakota v Wayfair, Inc., states have adopted an economic nexus test that requires remote sellers of goods and services to collect and remit sales taxes on sales to customers within these states. In these states some may seek to tax specified enumerated services which could include our services. In that case, we may have to collect and remit sales tax, which adds complexity and compliance costs and could increase the overall cost of our service, could make our service offerings less attractive and adversely affect our business.

We were audited by the New York State Department of Taxation and Finance (the “Tax Department”), which took the position that revenue derived from certain of our customer acquisition and list management services is subject to sales tax, as a result of being deemed information services. We settled the audits for $1.7 million, which was paid on April 1, 2022, and we began collecting sales and use tax in New York. See Item 3. Legal Proceedings for more information on this matter.

Risks Relating to Data Security and Intellectual Property

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to safeguard such data and user privacy could damage our reputation and brand and harm our business and results of operations.

We maintain data that contains user information such as name, age, personal address, phone number, email address, survey responses and transactional data. Our ability to protect such information and to provide services using such information without unauthorized disclosure is critical, and a breach of the security measures on our systems or on those of our third-party vendors could result in the misappropriation of either our proprietary information or the personal information of users that we collect, or the interruption or breakdown of our operations. Our business is largely dependent on consumer-facing websites, which could become inaccessible due to service interruptions, denial of service attacks, or are subject to hacking or computer attacks. If our websites are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not return as often in the future, or at all.

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

There are numerous federal, state and local laws in the United States and around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using, cross-border transfer and protecting personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, may result in regulatory fines or penalties, and may be inconsistent between countries and jurisdictions or conflict with other rules. We are subject to the terms of our privacy policies and privacy-related obligations to third parties. While we strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new laws or regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us by consumer advocacy groups or others, and could cause consumers and our advertisers and publishers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection and cross-border transfers of consumer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put user information at risk and could in turn harm our reputation, business, and operating results.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary. For example, third party website operators have created look-alike sites of our reward sites, some of which contain links to our Terms, Privacy Policies and/or customer service.  These sites divert traffic away from our sites, expose us to regulatory scrutiny as the look-alike sites often have compliance issues, create consumer confusion, and could damage our reputation. When we become aware of look-alike sites, we use available means to have them removed. Despite our efforts to monitor the Internet for look-alike sites, there can be no assurance that we will be able to quickly detect and remove look-alike sites which can adversely affect our business, impair our reputation, or expose us to regulatory scrutiny.

Policing unauthorized use of our proprietary rights can be difficult and costly. Litigation, while it may be necessary to enforce or protect our intellectual property rights, could result in substantial costs and diversion of resources and management attention, and could adversely affect our business, even if we are successful on the merits. In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties.

As a creator and a distributor of digital media content, we face liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, including materials provided by third parties. If we are required to pay damages or expenses in connection with these legal claims, our business and results of operations may be harmed.

We display original content and third-party content on our websites and in our marketing messages. As a result, we have faced and will continue to face potential liability based on a variety of legal theories, including deceptive advertising and copyright or trademark infringement. We generally rely on the “fair use” exception for our use of third-party brand names and marks, but these third parties may disagree, and the laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis. We also create content we believe to be original for our websites. While we do not believe that this content infringes on any third-party copyrights or other intellectual property rights, owners of competitive websites that present similar content have taken and may take the position that our content infringes on their intellectual property rights. We are also exposed to risk that content provided by third parties is inaccurate or misleading, and for material posted to our websites by users and other third parties. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. The general liability and cyber/technology errors and omissions insurance we maintain may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our business, financial condition, and results of operations.

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

A breach of any covenant in the Credit Agreement or the agreements governing any other indebtedness that we may have outstanding from time to time would result in a default under that agreement after any applicable grace periods. A default, if not waived, could result in an acceleration of the debt outstanding under the agreement and in a default with respect to, and an acceleration of, the debt outstanding under other debt agreements. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at such time, it may not be on terms that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, financial condition, and results of operations could be materially and adversely affected.

The Term Loan under our Credit Facility bears interest based on one of two variable rates: the Federal Funds Rate or a Term Secured Overnight Financing Rate (“SOFR”) plus in either case an applicable margin. Either of these interest rates may increase which could increase the cost of servicing our Term Loan and have an adverse effect on our results of operations, cash flows and stock price. In addition, our experience with SOFR based loans is limited.

The term loan under our Credit Facility is at our option either Alternative Base Rate Loans that bear interest at a base rate which is based on the Federal Funds Rate plus a prescribed margin, or Term SOFR Loans that bear interest at rates selected by us (based on loans of one-, three- or six- month duration) based on SOFR published by the CME Group plus prescribed margins. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, or cause us to breach covenants contained in our credit agreement or leases, which could materially adversely affect our business, financial condition, and results of operations.

The use of SOFR based rates is intended to replace rates based on the London Interbank Offered Rate or LIBOR and reflects the discontinuation of the use of LIBOR in the financial markets. The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we experienced previously for the term loan under our Credit Facility, where interest rates were based on LIBOR. Also, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the Credit Facility determines that the Term SOFR rates cannot be determined or the agent or the lenders determine that Term SOFR based rates do not adequately reflect the cost of funding the SOFR Loans, outstanding SOFR Loans will be deemed to have been converted into Alternate Base Rate Loans by the Company. This could result in increased borrowing costs for the Company.

We may require additional capital in the future in order to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If capital is not available to us, our business, financial condition, and results of operations may be harmed.

We intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. While the Credit Agreement includes an undrawn revolving credit facility of up to $15 million and swingline loans of up to $5 million that we can use subject to certain conditions, this additional credit is not currently available as a result of the FTC and PAAG regulatory actions. If we require additional capital, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Disruptions in the global equity and credit markets may also limit our ability to access capital.

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

We have a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet as a result of acquisitions. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives are amortized based on their economic lives. Goodwill that is expected to contribute indefinitely to our cash flows is not amortized but must be evaluated for impairment at least annually and when events or changes in circumstances indicate the carrying value may not be recoverable. If necessary, a quantitative test is performed to compare the carrying value of the asset to its estimated fair value, as determined based on a discounted cash flow approach, or when available and appropriate, to comparable market values. If the carrying value of the asset exceeds its current fair value, the asset is considered impaired and its carrying value is reduced to fair value through a non-cash charge to earnings. Events and conditions that could result in impairment of our goodwill and intangible assets include a reduced market capitalization, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term growth or profitability.

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors affecting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. We perform an impairment analysis of our goodwill annually and to date, no impairment of goodwill has been found as a result of these annual impairment tests however we were required to perform an interim impairment analysis. In both the second quarter of 2022 and fourth quarter of 2022, we recognized a goodwill impairment of $55.4 million and $55.7 million, respectively, in those quarters. Additionally, in the first quarter of 2021 and the third quarter of 2022, a decline in our stock price and market capitalization resulted in a triggering event and we conducted an interim impairment test.

We will continue to conduct impairment analyses of our goodwill on an annual basis, unless indicators of possible impairment arise that would cause a triggering event, and we would be required to do an interim impairment analysis and possibly take additional impairment charges in the future. Further impairment charges to our goodwill could have a material adverse effect on our financial condition, and results of operations.

Risks Related to Our Common Stock and the Securities Markets

Our stock price has been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has been volatile and may be volatile in the future. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future attributable to various factors including those discussed in these “Risk Factors” and may be unrelated to our operating performance or prospects and some of which are beyond our control. As a result of this volatility, investors may experience losses on their investment in our common stock. The price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy;

•	the success of our services, products, or technologies;

•	our continued compliance with the listing standards of Nasdaq;

•	regulatory or legal developments, especially changes in laws or regulations applicable to our business;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in earnings estimates or recommendations by securities analysts;

•	relatively low trading volume of our common stock, which tends to magnify volatility even in the absence of factors related to our business performance;

•	the emergence of new competitors or new technologies;

•	any major change in our board or management;

•	commencement of, or involvement in, regulatory investigations or litigation;

•	general economic conditions and slow or negative growth of our markets; and

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

These broad market and industry factors may seriously harm our stock price, regardless of our operating performance, financial condition, or other indicators of value. Since our stock price may continue to be volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

If we fail to meet the continued listing requirements of Nasdaq it could result in a delisting of our common stock.

Our common stock is currently listed for trading on Nasdaq, and the continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. These listing standards include the requirement for avoiding sustained losses, maintaining a minimum level of stockholders’ equity, and maintaining a minimum stock price. The failure to meet any listing standard would subject us to potential loss of listing.

If our common stock were no longer listed on Nasdaq, investors might only be able to trade on one of the over-the-counter markets, including the OTC Bulletin Board ® or in the Pink Sheets ® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our common stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. In addition, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	a limited amount of news and analyst coverage for us; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We continue to meet the required listing standards of Nasdaq, however if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive business days, we would not comply with the $1.00 minimum bid price requirement for continued listing on Nasdaq under Rule 5550(a)(2) of the Nasdaq Listing Rules.  We can provide no assurance that the trading price of our common stock will not fall below $1.00 per share for a period of 30 consecutive trading days or that if it does, we will be able to regain compliance with the minimum bid price requirement, even if we maintain compliance with the other listing requirements.

In the event of a future delisting, we would take actions to restore our compliance with Nasdaq's listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing with Nasdaq, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange, which is the exception on which we currently rely. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

The concentration of our stock ownership presents risks, including lack of liquidity in the trading market for our common stock and limitations on any individual stockholder's ability to influence corporate matters.

As of December 31, 2022 , our executive officers, directors, and holders of 10% or more of our outstanding common stock beneficially owned and have the ability to exercise some voting control over, in the aggregate, approximately 43.7% o f our outstanding shares of common stock. As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, which might affect the trading price of our common stock. Additionally, the concentration of stock ownership may also serve to limit the trading volume of our common stock and lead to greater volatility in our stock price. Our largest shareholder, Frost Gamma Investments Trust, owns, directly and indirectly, approximately 35.2% of our outstanding common stock.  Frost Gamma Investments Trust has no obligation to provide us with advance notice of any sale or purchase of our common stock. If the concentration of our common stock ownership were to significantly shift, via sales of shares currently held by Frost Gamma Investments Trust or otherwise, we cannot predict the impact that any resulting change to the trading volume might have on our stock price.

Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plans could have a dilutive effect on your investment in us.

During 2021 and 2022 we issued 4,090,317 shares of our common stock in connection with acquisitions, vesting of awards made under our 2015 and 2018 Stock Incentive Plans and our 2022 Omnibus Equity Incentive Plan (the "2022 Plan"), and for other business purposes. Also, as of December 31, 2022, there was an additional 6,362,156 shares of restricted stock and underlying options issued under the 2022 Plan, as well as outstanding warrants and other compensatory arrangements that might vest and be delivered through 2031. The benefits derived by us from any future acquisition might not exceed the dilutive effect of the acquisition. Pursuant to the incentive plans, our board of directors has granted and may continue to grant stock options, restricted stock units, or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards may have a dilutive effect on our common stock, which could cause our stock price to decline.

We do not intend to pay cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our common stock and we do not expect to declare or pay any cash dividends in the foreseeable future. Additionally, our Credit Agreement prohibits us from paying cash dividends on our common stock and contains limitations on our ability to redeem or repurchase shares of our common stock. As a result, shareholders may only receive a return on your investment in our common stock if the trading price of your shares increases.

We are a smaller reporting company and a non-accelerated filer and we benefit from certain reduced governance and disclosure requirements, including that our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting. We cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies and non-accelerated filers will make our common stock less attractive to investors.

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by nonaffiliates had a value of less than $250 million at the end of our most recently completed second fiscal quarter. We are also a non-accelerated filer because we had a public float of less than $75 million as of the last business day of our most recently completed second quarter. As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, meaning our auditors are not required to attest to the effectiveness of our internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, we take advantage of our ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects, as the information we provide to investors is less robust than the disclosure investors receive from public companies that are not a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located at 300 Vesey Street, 9th Floor, New York, NY 10282, where we lease 42,685 rentable square feet of office space under an 84-month lease, effective November 2018. The AdParlor business operates out of a shared co-working space located at 200 Bay Street, North Tower Suite 1200, Toronto, Ontario M5J 2J2, Canada under a 13-month lease, effective July 1, 2022.

As of December 31, 2022, we have not terminated any significant lease arrangements. We believe our present facilities are suitable and adequate for our current operating needs.

Item 3. Legal Proceedings.

Other than as disclosed below under "Certain Legal Matters," the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including FASB Accounting Standards Codification 450 ("ASC 450"), Contingencies, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of such loss. We do not accrue liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

Certain Legal Matters

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law § 63(12) and New York General Business Law § 349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket No. 17-108. On May 6, 2021, the Company and the NY AG executed an Assurance of Discontinuance (the “AOD”) to resolve this matter. The AOD imposed injunctive provisions on the Company’s practices with regard to political advocacy campaigns, most of which the Company had already implemented, and imposed a $3.7 million penalty, which was in line with the Company's accrual as of March 31, 2021 and paid in full as of June 30, 2021.

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

The New York State Department of Taxation and Finance (the “Tax Department”) performed a sales and use tax audit covering the period from December 1, 2010 to November 30, 2019.  The Tax Department asserted that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed taxable information services. The Company reached a settlement with the Tax Department for $1.7 million which was paid on April 1, 2022.  Starting in March 1, 2022, the Company has been collecting and remitting New York sales tax on certain of list management and hosted revenues from New York based clients.

On January 28, 2020, Fluent received a Civil Investigative Demand (“CID”) from the FTC regarding compliance with the FTC Act and the Telemarketing Sales Rule (“TSR”). On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty.  The Company has been negotiating resolution of the terms of the consent order with the FTC staff. On January 12, 2023, the Company made an initial proposal of $5.0 million for the civil monetary penalty contingent on successful negotiation of the remaining outstanding injunctions and other provisions. On January 30, 2023, FTC staff forwarded a complaint recommendation to the FTC’s Bureau of Consumer Protection for consideration.  On March 3, 2023, the Company met with the Bureau of Consumer Protection and as a result of that meeting, the Company is continuing negotiation with the FTC staff. The Company believes it is more likely than not that it will be able to come to an agreement with the FTC staff on the terms of a consent order, including injunctive and civil monetary penalty provisions, but there can be no assurance this will occur. The Company accrued $5.0 million in connection with this matter for the year-ended December 31, 2022; however, a final civil monetary penalty could be higher or lower. The Company will continue to devote substantial resources and incur outside legal expenses to reach a settlement.

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PAAG”) that it was reviewing the Company’s business practices relating to telemarketing. After the Company and the PAAG were unable to reach agreement on a proposed Assurance of Voluntary Compliance (“AVC”), the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties, and other relief in the United States District Court for the Western District of Pennsylvania on November 2, 2022. While the Company believes that its historical practices were in full compliance with the PA Consumer Protection Law and the TSR, the Company has updated its telemarketing practices. We are currently negotiating a potential Consent Order with the PAAG to resolve the matter.

The Company has been involved in a TCPA class action, Daniel Berman v. Freedom Financial Network, which was originally filed in 2018.   Plaintiff's second Motion for Class Certification (the first such motion was denied) is pending and oral argument was scheduled for February 7, 2023. The parties have agreed to stay the proceeding as a result of a preliminary settlement reached by the parties.  The parties are currently negotiating the terms of a Settlement Agreement which provides for payment to plaintiffs of $9.75 million and injunctive provisions. The Company will contribute $3.1 million towards the settlement, $1.1 million following the District Court’s entry of the Final Approval Order and Judgment, anticipated to occur in about a year, and $2.0 million pursuant to an interest-bearing note in favor of Freedom Financial which is payable over two years following entry of the order.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “FLNT.” Prior to March 26, 2018, our common stock was listed on Nasdaq under the symbol “COGT.” As of March 13, 2023, there were 223 record holders of our common stock.

During our fiscal years ended December 31, 2022 and 2021, we paid no dividends and made no other distributions in respect of our common stock. We have no plans to pay any cash dividends or make any other cash distributions in the foreseeable future. Our Credit Agreement prohibits us from paying dividends on our equity securities, other than dividends on common stock which accrue (but are not paid in cash) or are paid in kind, or dividends on preferred stock which accrue (but are not paid in cash) or are paid in kind.

Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2022	—	—	—	—
November 1-30, 2022	—	—	—	—
December 1-31, 2022	—	—	—	—
Total	—	—	—	—

(1)

During October 2022, November 2022 and December 2022, no shares were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with the applicable equity incentive plan.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K (“2022 Form 10-K”). This 2022 Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in the section titled "Cautionary Note Regarding Forward-Looking Statements" and in Part I, “Item 1A. Risk Factors” of this 2022 Form 10-K.

Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company"), is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which in 2022 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer, and Staffing & Recruitment.

We attract consumers at scale to our owned digital media properties primarily through promotional offerings where they are rewarded for completing activities within the platforms. To register on our sites, consumers provide their names, contact information and opt-in permission to present them with relevant offers on behalf of our clients. Approximately 90% of these users engage with our media on their mobile devices or tablets. Our always-on, real-time capabilities enable users to access our media whenever and wherever they choose.

Once users have registered with our sites, we integrate our proprietary direct marketing technologies and analytics to engage them with surveys, polls, and other experiences, through which we learn about their lifestyles, preferences and purchasing histories. Based on these insights, we serve targeted, relevant offers to them on behalf of our clients. As new users register and engage with our sites and existing registrants re-engage, we believe the enrichment of our database expands our addressable client base and improves the effectiveness of our performance-based campaigns.

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have permission to contact the majority of users in our database through multiple channels, such as email, home address, telephone, push notifications and SMS text messaging. We leverage this data in our performance offerings primarily to serve advertisements that we believe will be relevant to users based on the information they provide when they engage with our sites, and in our data offerings to provide our clients with users' contact information so that our clients may communicate with them directly. We may also leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising and call centers.

We generate revenue by delivering measurable online marketing results to our clients. We differentiate ourselves from other marketing alternatives by our abilities to provide clients with a cost-effective and measurable return on advertising spend ("ROAS") (a measure of profitability of sales compared to the money spent on ads), to manage highly targeted and highly fragmented online media sources and to provide access to our owned digital media properties and technology platforms. We are predominantly paid on a negotiated or market-driven “per click,” “per lead,” or other “per action” basis that aligns with the customer acquisition cost targets of our clients. We bear the costs of sourcing traffic from publishers for our owned digital media properties that ultimately generate qualified clicks, leads, calls, app downloads or customers for our clients.

Through AdParlor Holdings, Inc. (“AdParlor”), we conduct our non-core business which offers clients various social media strategies through the planning and buying of media on different platforms.

For the years ended December 31, 2022 and 2021, we recorded revenue of $361.1 million and $329.3 million, net loss of ($123.3) million and ($10.1) million, and adjusted EBITDA of $22.7 million and $23.2 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on US GAAP, adding back income taxes, interest expense, depreciation and amortization, share-based compensation expense, and other adjustments. See our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this 2022 Form 10-K, and for further discussion and analysis of our results of operations. For further discussion of adjusted EBITDA, including a reconciliation from net income (loss), see “Definitions, Use and Reconciliation of Non-GAAP Financial Measures” below.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

Our business depends on identifying and accessing media sources that are of high quality and on our ability to attract targeted users to our media properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in the evolving regulatory landscape of our industry, we implemented a Traffic Quality Initiative or TQI in 2020. That focus on high quality traffic continued through 2022 and will remain a focus moving forward, as it is now part of a broader initiative to improve the consumer experience.

During 2022, we further increased our spend with major digital media platforms, revised our bidding strategies for affiliate traffic, and developed partnerships to expand traffic from social media platforms, including the growing influencer segment. We have also been pursuing strategic initiatives that enable us to grow revenue with existing user traffic volume, while attracting new users to our media properties via email and SMS messages. We focus on improved monetization of consumer traffic through improved customer relationship management and internal capabilities that allow us to re-engage consumers who have registered on our owned media properties. Through these initiatives, our business has become less dependent on the volume of users to generate revenue growth.

We believe that significant value has been and will continue to be created by improving the quality of traffic sourced to our media properties, through increased user participation rates on our sites, leading to higher conversion rates, resulting in increased monetization, and ultimately increasing revenue and media margin. Media margin, a non-GAAP measure, is the portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue.

Volatility of affiliate supply sources, changes in search engine algorithms, email and text message blocking algorithms, and increased competition for available media made the process of growing our traffic volume under our evolving quality standards challenging during 2022 and we expect them to continue to be factors in 2023.  In an effort to offset these challenges, we are investing in internal efforts to secure additional traffic from the influencer segment and will continue to strategically grow our e-commerce post sales solution.  As a direct reflection of the challenging macro-economic environment, we have reviewed our strategic investments for 2023  and paused or eliminated lower priority projects while also streamlining our organization through targeted workforce reductions.  See “Results of Operations -- Year ended December 31, 2022 compared to year ended December 31, 2021 --  General and administrative” below. The mix and profitability of our media channels, strategies, and partners is likely to continue to be dynamic and reflect evolving market trends.

Advertiser Trends & Seasonality

We deliver data and performance-based marketing executions to our clients across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer, and Staffing & Recruitment.  In 2022, both data and performance-based spend was challenged by a slowing economy and general economic uncertainty. The Staffing & Recruitment sector was particularly slow for us based on reduced recruiting budgets in warehousing and the gig economy.

In an effort to offset these challenges, we worked with a select group of advertisers in the Media & Entertainment sector to define high performing consumer segments and strategically price paid conversions to help clients drive higher Return on Ad Spend (“ROAS”) for our clients. That initiative drove additional budgets from the sector, and more specifically, the gaming segment, which became a large component of our revenue mix in 2022.

Additionally, our results are subject to fluctuation as a result of seasonality and cyclicality in our and our clients’ businesses. For example, our fourth fiscal quarter ending December 31 is typically characterized by higher advertiser budgets, which can be somewhat offset by seasonal challenges of lower availability and/or higher pricing for some forms of media. In years prior to 2022, advertisers that had unused budgets coming into the fourth quarter would often spend those budgets during the fourth quarter.  We did not see this occur in 2022, which we believe was due to economic uncertainty and other factors outside of our control. This advertiser behavior seen in the fourth quarter of 2022 has continued into the first quarter of 2023.

Further, as reflected in historical data from the Interactive Advertising Bureau ("IAB"), industry spending on internet advertising has generally declined sequentially in the first quarter of the calendar year from the fourth quarter. Similar to the industry overall, some of our clients have historically had lower advertising budgets during our first fiscal quarter ending March 31; however, we believe that the breadth of industries in which our clients operate provides us with some insulation from these fluctuations.

We believe 2023 will continue to be characterized by slowing economic conditions and uncertainty. To confront these headwinds, we will continue to diversify our client base and intend to further develop our “ROAS program” across additional segments of advertisers in an effort to gain additional budget allocations and further improve our user monetization.

Current Economic Conditions

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts. Inflation, rising interest rates and reduced consumer confidence may cause our customers and/or clients to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain.

On March 13, 2020, in response to the COVID-19 pandemic, we implemented a company-wide work-from-home policy. Beginning in September 2022, we modified the policy to now require minimum in office attendance for employees. Many employees moved away from our New York City headquarters during the pandemic and are current hiring is not limited to the New York Metro area. Having fewer employees in our offices increases the likelihood of disruption to our business, including diminishment of our regular business operations, technological capacity, and cybersecurity capabilities, as well as operational inefficiencies and reputational harm.

On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations.  SVB’s deposits are insured by the FDIC in an amount up to $250,000 for any depositor.  On March 12, 2023, the U.S. Department of the Treasury, the Federal Reserve and the FDIC announced that the FDIC will complete its resolution of SVB in a manner that fully protects all depositors, including those with deposits over $250,000, and that all funds on deposit would be available to depositors on March 13, 2023. As of March 13, 2023, the Company no longer maintains deposits with National Bank of Santa Clara, the successor to SVB, but we do maintain deposits with Citizens Bank. Continued uncertainty in the banking industry may therefore present liquidity risk to our Company.

Please see "Results of Operations" and “Liquidity and Capital Resources” (as to our credit agreement in which Silicon Valley Bank participates as a lender) below, and "Item 1A. Risk Factors — Unfavorable global economic conditions, including as a result of health and safety concerns around the ongoing COVID-19 pandemic, could adversely affect our business, financial condition, and results of operations," and "We are exposed to credit risk from and occasionally have payment disputes with our clients, and we may not be able to collect on amounts owed to us.” for further discussion of current economic conditions.

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

Adjusted EBITDA is defined as net income (loss), excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) loss on early extinguishment of debt, (6) accrued compensation expense for Put/Call Consideration, (7) goodwill impairment, (8) write-off of intangible assets, (9) loss on disposal of property and equipment, (10) acquisition-related costs, (11) restructuring and other severance costs, and (12) certain litigation and other related costs.

Adjusted net income is defined as net income (loss) excluding (1) Share-based compensation expense, (2) loss on early extinguishment of debt, (3) accrued compensation expense for Put/Call Consideration, (4) goodwill impairment, (5) write-off of intangible assets, (6) loss on disposal of property and equipment, (7) acquisition-related costs, (8) restructuring and other severance costs, and (9) certain litigation and other related costs. Adjusted net income is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization), which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
	2022	2021
Revenue	$361,134	$329,250
Less: Cost of revenue (exclusive of depreciation and amortization)	267,487	243,716
Gross Profit (exclusive of depreciation and amortization)	$93,647	$85,534
Gross Profit (exclusive of depreciation and amortization) % of revenue	26%	26%
Non-media cost of revenue (1)	16,392	14,843
Media margin	$110,039	$100,377
Media margin % of revenue	30.5%	30.5%

(1) Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net income (loss), which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
	2022	2021
Net loss	$(123,332)	$(10,059)
Income tax expense	1,776	246
Interest expense, net	1,965	2,184
Depreciation and amortization	13,214	13,170
Share-based compensation expense	4,092	4,761
Loss on early extinguishment of debt	—	2,964
Accrued compensation expense for Put/Call Consideration	—	3,213
Goodwill impairment	111,069	—
Write-off of intangible assets	186	354
Loss on disposal of property and equipment	19	—
Acquisition-related costs (1)(2)(3)	2,247	4,297
Restructuring and certain severance costs	414	230
Certain litigation and other related costs	11,079	1,808
Adjusted EBITDA	$22,729	$23,168

(1) Balance includes compensation expense related to non-competition agreements entered into as a result of an acquisition.

(2) Balance includes earn-out expense of $121 and ($85) for the years ended December 31, 2022 and 2021, respectively, as a result of an acquisition.

(3) Included in year ended December 31, 2021 is a net expense of $3,201 related to the Full Winopoly Acquisition.

Below is a reconciliation of adjusted net income and adjusted net income per share from net income (loss), which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
(In thousands, except share data)	2022	2021
Net loss	$(123,332)	$(10,059)
Share-based compensation expense	4,092	4,761
Loss on early extinguishment of debt	—	2,964
Accrued compensation expense for Put/Call Consideration	—	3,213
Goodwill impairment	111,069	—
Write-off of intangible assets	186	354
Loss on disposal of property and equipment	19	—
Acquisition-related costs (1)(2)(3)	2,247	4,297
Restructuring and certain severance costs	414	230
Certain litigation and other related costs	11,079	1,808
Adjusted net income	$5,774	$7,568
Adjusted net income per share:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09
Adjusted weighted average number of shares outstanding:
Basic	81,412,595	79,977,313
Diluted	81,565,372	80,852,095

(1) Balance includes compensation expense related to non-competition agreements entered into as a result of an acquisition.

(2) Balance includes earn-out expense of $121 and ($85) for the years ended December 31, 2022 and 2021, respectively, as a result of an acquisition.

(3) Included in year ended December 31, 2021 is a net expense of $3,201 related to the Full Winopoly Acquisition.

We present media margin, media margin as a percentage of revenue, adjusted EBITDA, adjusted net income, and adjusted net income per share as supplemental measures of our financial and operating performance because we believe they provide useful information to investors. More specifically:

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

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under US GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include litigation and other related costs associated with legal matters outside the ordinary course of business, including costs and accruals related to matters described above under Part III — Legal Proceedings. We consider items one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. There were no adjustments for one-time items in the periods presented.

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

Media margin, adjusted EBITDA, adjusted net income, and adjusted net income per share are non-GAAP financial measures with certain limitations regarding their usefulness. They do not reflect our financial results in accordance with GAAP, as they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Accordingly, these metrics are not indicative of our overall results or indicators of past or future financial performance. Further, they are not financial measures of profitability and are neither intended to be used as a proxy for the profitability of our business nor to imply profitability. The way we measure media margin, adjusted EBITDA and adjusted net income may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Summary

Year ended December 31, 2022 compared to year ended December 31, 2021:

•	Revenue increased 10% to $361.1 million, from $329.3 million.

•	Net loss was $123.3 million, or $1.51 per share, compared to net loss of $10.1 million, or $0.13 per share.

•	Gross profit (exclusive of depreciation and amortization) of $93.6 million, an increase of 9% over December 31, 2021, and representing 26% of revenue.

•	Media margin increased 10% to $110.0 million, representing 30.5% of revenue, from $100.4 million.

•	Adjusted EBITDA decreased 2% to $22.7 million, based on a net loss of $123.3 million, from $23.2 million, based on net loss of $10.1 million.

•	Adjusted net income decreased $1.8 million to $5.8 million, or $ 0.07 per share, from $7.6 million, or $ 0.09 per share.

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those respective periods:

	Year Ended December 31,
(in thousands)	2022		2021
Revenue	$361,134	100%	$329,250	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	267,487	74.1	243,716	74.0
Sales and marketing	17,121	4.7	12,681	3.9
Product development	18,159	5.0	15,789	4.8
General and administrative	53,470	14.8	48,205	14.6
Depreciation and amortization	13,214	3.7	13,170	4.0
Goodwill impairment and write-off of intangible assets	111,255	30.8	354	0.1
Loss on disposal of property and equipment	19	0.0	—	—
Total costs and expenses	480,725	133.1	333,915	101.4
Loss from operations	(119,591)	(33.1)	(4,665)	(1.4)
Interest expense, net	(1,965)	(0.5)	(2,184)	(0.7)
Loss on early extinguishment of debt	—	—	(2,964)	(0.9)
Loss before income taxes	(121,556)	(33.7)	(9,813)	(3.0)
Income tax expense	(1,776)	(0.5)	(246)	(0.1)
Net loss	$(123,332)	(34.2)	$(10,059)	(3.1)

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenue. For the year ended December 31, 2022, revenue increased by $31.8 million, or 10%, to $361.1 million, from $329.3 million for the year ended December 31, 2021. The change was primarily attributable to the following:

•	Growth in our Rewards business, through sourcing higher quality traffic and, in effect, higher monetization of users registering on and returning to our media properties.

•	Expanded CRM capabilities, specifically the use of our internally-developed email capability and SMS messaging to re-engage consumers who have already registered on our owned media properties.

•	Offset by a decline in our employment opportunities marketplace as a result of our technology platform migration and the industry difficulties due to current economic factors

Other than as noted, the foregoing factors served to increase monetization of consumer traffic, which has offset the reductions in traffic volume, stemming from TQI. Because of the effects of TQI, our business has become less dependent on traffic volume to generate revenue growth. Moving forward, we continue to assess the strategic relevance of these various initiatives and make adjustments as needed.

Cost of revenue (exclusive of depreciation and amortization). For the year ended December 31, 2022, our cost of revenue increased $23.8 million, or 10%, to $267.5 million, compared to $243.7 million for the year ended December 31, 2021. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites. The costs also include enablement costs associated with our call centers and tracking costs related to our consumer data. In addition, there are indirect costs which include fulfillment costs related to rewards earned by consumers who complete the requisite number of advertiser offers, along with call center software and hosting costs.

For the year ended December 31, 2022, cost of revenue as a percentage of revenue increased slightly to 74.1%, compared to 74.0% for the year ended December 31, 2021. In the normal course of executing paid media campaigns to source consumer traffic, we regularly test new channels, strategies and partners, in an effort to identify actionable opportunities which can then be optimized over time. Traffic acquisition costs incurred with the major digital media platforms from which we sourced increased traffic volumes have historically been higher than affiliate traffic sources. This remained true in 2022, with digital media spend driven by strategic test and learn initiatives that began in the second quarter of 2022. The mix and profitability of our media channels, strategies and partners is likely to be dynamic and reflect evolving market dynamics. As we evaluate and scale new media channels, strategies and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability. The improved traffic quality being sourced is providing the foundation to support sustainable long-term growth and positioning us as an industry leader. Past levels of cost of revenue (exclusive of depreciation and amortization) may therefore not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing. For the year ended December 31, 2022, sales and marketing expenses increased $4.4 million, or 35%, to $17.1 million, compared to $12.7 million for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, respectively, the amounts consisted of employee salaries and benefits of $14.4 million and $10.9 million, advertising costs of $1.1 million and $0.7 million, non-cash share-based compensation expense of $0.6 million and $0.8 million, and travel and entertainment expenses of $0.4 million and $0.1 million. As business travel and in-person meetings and events are resuming to their pre-pandemic levels, our sales and marketing expenditures may increase in future periods, but past levels may not be indicative of future expenditures, which may increase or decrease as these uncertainties in our business play out.

Product development. For the year ended December 31, 2022, product development expenses increased $2.4 million, or 15%, to $18.2 million, compared to $15.8 million for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, respectively, the amounts consisted primarily of employee salaries and benefits of $13.0 million and $11.0 million, professional fees of $2.4 million and $1.6 million, software license and maintenance costs of $1.6 million and $1.1 million, non-cash share-based compensation expense of $0.6 million and $0.9 million, and acquisition related costs of $0.0 million and $0.6 million, respectively. The increase in product development expenses reflects investments in our technology and analytics platform, as well as the development and improvement of app-based media properties, expanding beyond our traditional focus on web-based media properties. These increases were partly offset by a decline in the acquisition related costs which related to the Full Winopoly Acquisition in 2021.

General and administrative. For the year ended December 31, 2022, general and administrative expenses increased $5.3 million, or 11%, to $53.5 million, compared to $48.2 million for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, respectively, the amounts consisted mainly of employee salaries and benefits of $21.0 million and $19.5 million, certain litigation and related costs of $11.1 million and $1.8 million, professional fees of $6.0 million and $5.5 million, office overhead of $4.5 million and $4.4 million, non-cash share-based compensation expense of $2.9 million and $3.1 million, software license and maintenance costs of $2.4 million and $4.6 million, acquisition-related costs of $2.2 million and $3.7 million (see Note 13, Business acquisition, in the Notes to Consolidated Financial Statements), and accrued compensation expense related to the Put/Call Consideration from the Initial Winopoly Acquisition of $0.0 million and  $3.2 million. The increase was mainly the result of litigation and related costs due to the New York State Tax Department settlement in 2022, the Berman settlement and other pending investigations (see Note 16, Contingencies, in the Notes to Consolidated Financial Statements), partly offset by the termination of the Winopoly Put/Call Consideration in 2021, the acquisition-related costs in connection with the True North Acquisition and the Full Winopoly Acquisition, and a decrease in IT related costs.

During the fourth quarter of 2022, the Company implemented reductions in the workforce that resulted in the termination of approximately twenty-one employees. These reductions in workforce were implemented following management’s determination to reduce headcount and decrease the Company's costs to more effectively align resources to the core business operations. In connection with these reductions in workforce, the Company incurred $0.4 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by March 31, 2023. Subsequently, the Company implemented an additional reduction in workforce in the first quarter of 2023, this resulted in the additional termination of approximately twenty employees. The expected exit-related restructuring costs are expected to be approximately $0.4 million. Apart from these exit-related restructuring costs, these reductions in workforce are expected to result in corresponding reductions in future salary and benefit expenses primarily in product development and general and administrative expense.

Depreciation and amortization. Depreciation and amortization expenses increased $0.0 million, or 0%, to $13.2 million, compared to $13.2 million for year ended December 31, 2021.

Goodwill impairment. During the second quarter of 2022, we recognized $55.4 million of goodwill impairment related to the Fluent reporting unit and then an additional $55.7 of goodwill impairment related to both the Fluent and All Other reporting unit in the fourth quarter, with no corresponding impairment charge in 2021.

Write-off of long-lived assets. During the years ended December 31, 2022 and 2021, we wrote-off $0.2 million and $0.4 million, respectively, of assets related to software-developed for internal use.

Interest expense, net. For the year ended December 31, 2022, interest expense, net, decreased $0.2 million, or 10%, to $2.0 million, compared to $2.2 million for the year ended December 31, 2021. The decrease was attributable to a lower average interest rate on the Credit Facility Term Loan as compared to the prior loan that was in place during the first quarter of 2021.

Loss on early extinguishment of debt. For the year ended December 31, 2021, we recognized $3.0 million of loss due to the early extinguishment of debt, described below under "Liquidity and Capital Resources,". There was no corresponding charge for the year-ended December 31, 2022.

Net loss before income taxes. For the year ended December 31, 2022, net loss before income taxes was $121.6 million, compared to net loss before income taxes of $9.8 million for the year ended December 31, 2021. The increase in net loss was primarily due to an increase of goodwill impairment and write-off of intangibles of $110.9 million, partially offset by an increase in revenue of $31.8 million.

Income tax expense. For the years ended December 31, 2022 and 2021, the provision for income taxes was $1.8 million and $0.2 million, respectively, with an effective tax rate of (1.5)% and (2.5)%, respectively.

As of December 31, 2022 and 2021, the Company recorded full valuation allowances against its net deferred tax assets. The Company intends to maintain full valuation allowances against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

Net loss. For the years ended December 31, 2022 and 2021, net loss was $123.3 million and $10.1 million, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and the competitive environment within our industry.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the years ended December 31, 2022 and 2021, net cash provided by operating activities was $2.0 million and $12.4 million, respectively. Net loss in 2022 of $123.3 million represents an increase of $113.3 million, as compared with net loss of $10.1 million in 2021. Adjustments to reconcile net loss to net cash provided by operating activities of $129.1 million in 2022 increased by $105.3 million, as compared with $23.8 million in 2021, primarily due to a goodwill impairment in 2022, partially offset by non-cash loss on early extinguishment of debt and an accrual for Winopoly Put/Call Consideration that occurred in 2021. Changes in assets and liabilities consumed cash of $3.8 million in 2022, as compared with consumed cash of $1.3 million in 2021, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash flows used in investing activities. For the years ended December 31, 2022 and 2021, net cash used in investing activities was $5.4 million and $3.0 million, respectively. The increase was mainly due to the True North Acquisition that occurred in 2022 along with continued investment in internally developed software.

Cash flows (used in) provided by financing activities. For the years ended December 31, 2022 and 2021, net cash used in financing activities was $5.4 million and net cash provided by financing activities was $2.5 million, respectively. The change of $7.9 million in cash used by financing activities in 2022 was mainly due to the decrease in the repayment of long-term debt of $41.7 million, along with  net proceeds from issuance of long-term debt, net of financing costs, of $49.6 million that occurred in 2021, the decrease in exercise of stock options by a former key executive of $0.9 million, and the prepayment penalty on debt extinguishment of $0.8 million that occurred solely during 2021.

As of December 31, 2022, we had noncancelable operating lease commitments of $6.6 million and long-term debt which had a $41.3 million principal balance. For the year ended December 31, 2022, we funded our operations using available cash.

As of December 31, 2022, we had cash, cash equivalents and restricted cash of approximately $25.5 million, a decrease of $9.0 million from $34.5 million as of December 31, 2021. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

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

Our future capital requirements will depend on many factors, including employee-related expenditures from expansion of our headcount, costs to support the growth in our client accounts and continued client expansion, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, features, and functionality, and litigation. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, and intellectual property rights. We may be required to draw upon our revolving credit facility in order to meet these future capital requirements. In the event that we do not meet the conditions to draw, or additional financing is not accessible from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

We may explore the possible acquisition of businesses, products and/or technologies that are complementary to our existing business. We continue to identify and prioritize additional technologies which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to shareholders. On January 1, 2022 we acquired a 100% membership interest in True North Loyalty, LLC. (the "True North Acquisition"), for a deemed purchase price of $2.3 million, comprised of $1.0 million of cash at closing, $0.9 million of deferred payments due at each of the first and second anniversaries of the closing adjusted for net-working capital, and contingent consideration of with a fair value of $0.3 million payable in common stock based upon achievement of specified revenue targets over the five-year period following the completion of the acquisition. We also issued 100,000 shares of fully-vested stock under the Fluent, Inc. 2018 Stock Incentive Plan (the "Prior Plan") to the sellers valued at $0.2 million. See Note 13, Business acquisitions, in the Notes to Consolidated Financial Statements.

During the first quarter of 2021, Fluent, LLC redeemed $38.3 million aggregate principal amount of our Refinanced Term Loan due March 26, 2023, prior to maturity, resulting in a loss of $3.0 million as a cost of early extinguishment of debt.

On March 31, 2021, Fluent, LLC entered into a credit agreement (the “Credit Agreement”) by and among, Fluent, LLC, certain subsidiaries of Fluent, LLC as guarantors, Citizens Bank, N.A., as administrative agent, lead arranger and bookrunner, and BankUnited, N.A. and Silicon Valley Bank ("SVB"). The Credit Agreement provides for a term loan in the aggregate principal amount of $50.0 million funded on the Closing Date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15.0 million (the "Revolving Loans," and together with the Term Loan, the "Credit Facility"). On December 20, 2022, the Company entered into the second amendment to the Credit Agreement, which amended certain provisions to: (i) reflect the replacement of the current benchmark settings with TERM SOFR pursuant to an Early Opt-In Election; (ii) acknowledge certain litigation matters; and (iii) join additional subsidiaries of Borrower as guarantors of the loan facilities (the “Credit Facilities”) provided under the Credit Agreement. As of December 31, 2022, the Credit Agreement has an outstanding principal balance of $41.3 million and matures on March 31, 2026. Principal amortization of the Credit Agreement is $1.3 million per quarter, which commenced with the fiscal quarter ended June 30, 2021.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the benchmark selected by the Borrower, which may be based on the Alternative Base Rate, LIBOR rate (subject to a floor of 0.25%) prior to the election on January 3, 2023 or Term SOFR (Secured Overnight Financing Rate) (subject to a floor of 0.00%) subsequent to the election on January 3, 2023, plus a margin applicable to the selected benchmark. The applicable margin is between 0.75% and 1.75% for borrowings based on the Alternative Base Rate and 1.75% and 2.75% for borrowings based on LIBOR and Term SOFR, depending upon the Borrower's Total Leverage Ratio. The opening interest rate of the Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 6.17% (Term SOFR + 0.1% + 1.75%) as of December 31, 2022.

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

The Credit Agreement requires us to maintain and comply with certain financial and other covenants, which we were in compliance as of December 31, 2022,

As of December 31, 2022, one of the customary conditions, including representation and warranties, related to the extension of credit is currently not true and correct as a result of certain legal matters involving the FTC and the PPAG, as described in FN 16, Contingencies, in the Notes to Consolidated Financial Statements. These matters do not represent events of default under the Credit Agreement, but the Company is currently unable to draw on the Revolving Loans due the representation and warranty requirement for an extension of credit. On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations.  SVB’s deposits are insured by the FDIC in an amount up to $250,000 for any depositor.  On March 12, 2023, the U.S. Department of the Treasury, the Federal Reserve and the FDIC announced that the FDIC will complete its resolution of SVB in a manner that fully protects all depositors, including those with deposits over $250,000, and that all funds on deposit would be available to depositors on March 13, 2023.  As of March 13, 2023, the Company no longer maintains deposits with National Bank of Santa Clara, the successor to SVB, but does maintain deposits with Citizens Bank. As noted above, SVB is a lender under the Credit Agreement, which has now been assumed by the newly created Silicon Valley Bridge Bank, N.A. under the FDIC.  We currently owe SVB approximately $11.1 million under the Term Loan, which is an obligation we believe is unaffected by the closure of SVB.  SVB has committed to approximately $4.0 million of the $15.0 million in Revolving Loan capacity, and at such time as we are eligible to draw upon the Revolver, it is uncertain whether it will be affected by the closure of SVB. While the Company continues to monitor the circumstances surrounding SVB, the Company does not expect the closure to have a material adverse effect on its liquidity.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon Fluent's consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires Fluent to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Fluent evaluates its estimates, including those related to revenue recognition, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. All amounts below are presented in thousands.

We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our consolidated financial statements. Further details of the Company's accounting policies are available in Item 8, Financial Statements and Supplementary Data, Note 2, Summary of significant accounting policies, in the Notes to Consolidated Financial Statements.

Revenue recognition

Revenue is recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's performance obligation is typically to (a) deliver data records, based on predefined qualifying characteristics specified by the customer or (b) generate conversions, based on predefined user actions (for example, a click, a registration, or the installation of an app) and subject to certain qualifying characteristics specified by the customer.

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

Business combinations

The Company records acquisitions pursuant to ASC 805, Business Combinations, by allocating the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and estimated fair values of intangible assets acquired. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired intangible assets, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If actual results are materially lower than originally estimated, it could result in a material impact on our consolidated financial statements in future periods.

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

Since July 1, 2019, due to the AdParlor Acquisition, the Company determined that it has two reporting units; “Fluent” which represents our core business and “All Other” which represents AdParlor.

During the three months ended March 31, 2021, the Company determined that the lower-than-expected operating results of the Fluent reporting unit, along with a decline in the market value of its publicly-traded stock, collectively constituted a triggering event. As such, the Company conducted an interim test of the fair value of its goodwill for potential impairment as of March 31, 2021. Based on the results of this interim impairment test, which used a combination of the income and market approaches to determine the fair value of the Fluent reporting unit, the Company concluded its goodwill of $160,922 was not impaired since the results of the interim test indicated that the estimated fair value exceeded its carrying value by approximately 17%.

During the three months ended June 30, 2022, the Company determined that the decline in the market value of its publicly-traded stock constituted a triggering event. As such, the Company conducted an interim test of the fair value of its goodwill for potential impairment as of June 30, 2022. Based on the results of this interim impairment test, which considered a combination of the income and market approaches to determine the fair value of the Fluent reporting unit, the test indicated, based upon the determination of the market-based approach, that the estimated carrying value exceeded its fair value by 27%. The Company therefore concluded its goodwill of $162,014 was impaired and recorded a non-cash impairment charge of $55,400 in the second quarter of 2022.

During the three months ended September 30, 2022, the Company determined that the continued decline in the market value of its publicly-traded stock constituted a triggering event. As such, the Company conducted an interim test of the fair value of its goodwill for potential impairment as of September 30, 2022. Based on the results of this interim impairment test, which used a combination of the income and market approaches to determine the fair value of the Fluent reporting unit, the Company concluded its goodwill of $106,614 was not impaired since the results of the interim test indicated that the estimated fair value exceeded its carrying value by approximately 4.0%. Based on the results from the interim test as of September 30, 2022, the Company concluded no further triggering events existed as of October 1, 2022 that would indicate it is more likely than not that the fair value was less that the carrying value for the Company.

As of October 1, 2022, the Company performed its annual goodwill impairment test of the All Other reporting unit. Based on the results of this annual test, which used a combination of income and market approaches to determine the fair value, the Company concluded that All Other's goodwill of $4,166, was not impaired since the results of the annual test indicated that the estimated fair value exceeded its carrying value by approximately 78.0%.

During the three months ended December 31, 2022, the Company determined that the lower-than-expected operating results of the Company and the decline in the market value of its publicly-traded stock constituted a triggering event. As such, the Company conducted an interim test of the fair value of its goodwill for potential impairment as of December 31, 2022. Based on the results of this interim impairment test, which used a combination of the income and market approaches to determine the fair value of the Fluent reporting unit and All Others, the test indicated that the estimated carrying value exceeded its fair value by 39% and 17%, respectively . The Company therefore concluded its goodwill of $106,614 for the Fluent reporting unit was impaired and recorded a non-cash impairment charge of $55,000 in the fourth quarter of 2022. In addition, the All Other goodwill of $4,166 was also concluded to be impaired and the Company recorded a non-cash impairment charge of $669 in the fourth quarter of 2022, as well.

The Company believes that the assumptions utilized in its interim impairment testing, including the determination of an appropriate discount rate of 20.0%, implied control premium, long-term profitability growth projections, and estimated future cash flows, are reasonable.

Intangible assets other than goodwill

Intangible assets are initially capitalized based on actual costs incurred, acquisition cost, or fair value if acquired as part of a business combination. These intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are the periods over which these assets are expected to contribute directly or indirectly to future cash flows. Intangible assets represent purchased intellectual property, software developed for internal use, acquired proprietary technology, customer relationships, trade names, domain names, databases, and non-competition agreements, including those resulting from acquisitions. Intangible assets have estimated useful lives of 2 to 20 years.

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

Finite-lived intangible assets are evaluated for impairment periodically, or whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable, in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. In evaluating intangible assets for recoverability, we use the best estimate of future cash flows expected to result from the use of the asset and eventual disposition, using assumptions of revenue growth rates, operating expenses, and terminal growth rates. These matters are highly uncertain, and different assumptions can result in a materially different estimate of future cash flow. To the extent that estimated future undiscounted cash inflows attributable to the asset, less estimated future undiscounted cash outflows, is less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value.

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

During the three months ended June 30, 2022 and September 30, 2022, the Company determined that the decline in the market value of its publicly-traded stock constituted a triggering event. For the three months ended December 31, 2022, the Company determined that the lower-than-expected operating results of the Company and the decline in the market value of its publicly-traded stock constituted a triggering event. As such, the Company conducted an interim test of recoverability of its long-lived assets as of June 30, 2022, September 30, 2022, and December 31, 2022. Based on the results of this recoverability test, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that, as of June 30, 2022, September 30, 2022, and December 31, 2022, its long-lived assets were not impaired.

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

Contingencies

The Company accounts for contingencies in accordance with ASC 450, Contingencies, by accruing a loss contingency if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability and the ability to reasonably estimate the amount of any such loss. In the ordinary course of business, the Company is subject to loss contingencies that cover a range of matters.

Recently Issued Accounting Standards

See Note 2, Summary of significant accounting policies, under the caption "(r) Recently issued and adopted accounting standards" in the Notes to Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2022 or that have not yet been required to be implemented and may be applicable to our future operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of our independent registered public accounting firm, are filed as part of this report, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 14, 2023, our board of directors approved indemnity agreements to be entered into between the Company and each of its directors and directors and executive officers.  The indemnity agreement is intended to replace indemnification agreements previously entered into with certain directors and executive officers.

Each indemnity agreement provides for indemnification and advancements by the Company of certain expenses and costs relating to claims, suits or proceedings arising from each director or executive officer’s service to the Company, or, at the Company’s request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

The foregoing description of the indemnification agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the indemnification agreements, a form of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d–15(e)) as of the end of the period covered by this 2022 Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our Chief Executive Officer and Interim Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with the U.S generally accepted accounting principles as of the end of the period covered by this annual report.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the SEC’s “non-accelerated filer” rules that permit the Company to provide only management’s assessment report for the year ended December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

On March 14, 2023, our board of directors approved indemnity agreements to be entered into between the Company and each of its directors and directors and executive officers.  The indemnity agreement are intended to replace indemnification agreements previously entered into with certain directors and executive officers.

Each indemnity agreement provides for indemnification and advancements by the Company of certain expenses and costs relating to claims, suits or proceedings arising from each director or executive officer’s service to the Company, or, at the Company’s request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

The foregoing description of the indemnification agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the indemnification agreements, a form of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description
3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).
3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 16, 2018).
3.5	Amended and Restated Bylaws of Fluent, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 19, 2019).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 16, 2018).
4.2	Form of Additional Warrants (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed October 17, 2017).
4.3	Description of Securities.*
10.1	Form of Indemnity Agreement *
10.2

Form of Restricted Stock Unit Agreement with three year-vesting, under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).+

10.3

Form of Non-qualified Stock Option Agreement under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).+

10.4	2015 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015).
10.5	Credit Agreement, dated March 31, 2021, by and among Fluent, LLC, as the borrower, certain subsidiaries of the borrower party thereto, the lenders party thereto, and Citizens Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2021).
10.6	Amendment No. 1 to its Credit Agreement, effective as of September 1, 2021, by and among Fluent, Inc., Fluent, LLC, as Borrower, certain subsidiaries of the Company party thereto, the lenders party thereto, and Citizens Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2021).
10.7	Amendment No. 2 to its Credit Agreement, effective as of December 20, 2022, by and among Fluent, Inc., Fluent, LLC, as Borrower, certain subsidiaries of the Company party thereto, the lenders party thereto, and Citizens Bank, N.A., as Administrative Agent
10.8	Amendment to IDI, Inc. 2015 Stock Incentive Plan effective June 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement Form S-8 filed on June 3, 2016).+

10.9

Employment Agreement, by and between Fluent, LLC and Donald Patrick, effective as of January 8, 2018 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on March 27, 2018). +

10.10	Amendment to IDI, Inc. 2015 Stock Incentive Plan, effective January 8, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 filed on April 6, 2018).
10.11	Fluent, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2018).
10.12

Employment Agreement, by and between Fluent, Inc. and Ryan Schulke, dated September 11, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 12, 2018). +

10.13

Employment Agreement, by and between Fluent, Inc. and Matthew Conlin, dated September 11, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on September 12, 2018).+

10.14	Fluent, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 10, 2022)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 13, 2020).
21.1	Subsidiaries of Fluent, Inc.*
23.1	Consent of Grant Thornton LLP.*
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

March 15, 2023		FLUENT, INC.

	By:	/s/ Donald Patrick
Donald Patrick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald Patrick	Chief Executive Officer	March 15, 2023
Donald Patrick	(Principal Executive Officer)

/s/ Ryan Perfit	Interim Chief Financial Officer	March 15, 2023
Ryan Perfit	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Schulke	Chairman and Chief Strategy Officer	March 15, 2023
Ryan Schulke

/s/ Matthew Conlin	Chief Customer Officer and Director	March 15, 2023
Matthew Conlin

/s/ Donald Mathis	Lead Director	March 15, 2023
Donald Mathis

/s/ Carla S. Newell	Director	March 15, 2023
Carla S. Newell

/s/ Barbara Shattuck Kohn	Director	March 15, 2023
Barbara Shattuck Kohn

/s/ David A. Graff	Director	March 15, 2023
David A/ Graff

/s/ Richard C. Pfenniger, Jr.	Director	March 15, 2023
Richard C. Pfenniger, Jr.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fluent, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Fluent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of revenue recognition

As described in Notes 2 and 12 to the financial statements, and disclosed in the consolidated statements of operations, the Company recorded $361.1 million of total revenues for the year ended December 31, 2022, of which $350.8 million related to the Fluent operating segment.

The Company's performance obligation is typically to (1) deliver data records, based on predefined qualifying characteristics specified by the customer or (2) generate conversions, based on predefined user actions and subject to certain qualifying characteristics specified by the customer. We identified revenue recognition as a critical audit matter.

The principal considerations for our determination that revenue recognition is a critical audit matter are (1) the significant level of audit effort required to evaluate the sufficiency and appropriateness of audit evidence when examining the Company’s customer confirmations in combination with cash receipts and other supporting evidence: and (2) evaluating the nature and extent of audit evidence obtained for new revenue contracts or amendments to existing contracts, which require subjective auditor judgement because of the nature of the Company’s revenue contracts and the extent of reliance of third-party evidence.

Our audit procedures related to the evaluation of revenue recognition included the following, among others:

•	We obtained understanding of the design of key controls over the Company’s revenue recognition process.
•	For a sample of revenue transactions, we performed detailed transaction testing by (1) agreeing the amount recognized to source documentation; (2) comparing the amount of revenue recognized to third party customer confirmations obtained by the Company; (3) comparing the amount of revenue recognized to subsequent cash remittance advice or obtaining direct third party confirmations.

Recoverability of the carrying value of goodwill of the Fluent reporting unit

As described in Notes 2 and 7 to the financial statements, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. After incurring cumulative impairment charges of $110.4 million during the current fiscal year, goodwill for the Fluent reporting unit as of December 31, 2022 is $51.6 million. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. We identified management’s evaluation of the recoverability of the carrying value of the Fluent reporting unit goodwill as a critical audit matter.

The principal consideration for our determination that management’s evaluation of the recoverability of the carrying value of goodwill of the Fluent reporting unit is a critical audit matter is that the estimate of the fair value requires significant estimates and judgments made by management related to assumptions such as forecasted revenue growth, profitability, discount rate, and the identification of comparable publicly traded companies and market multiples.

Our audit procedures related to the evaluation of the recoverability of the carrying value of goodwill for the Fluent reporting unit included the following, among others:

•	We obtained understanding of the design of key internal controls over identification of triggering events and performance of goodwill impairment test over the Fluent reporting unit.
•

We assessed the Company’s ability to forecast revenue and operating income by comparing: (1) historical revenue and operating income projections to actual results; and (2) comparing current forecasted projections to historical trends, industry data and underlying business strategies.

•	With the assistance of valuation professionals with specialized skills and knowledge: (1) we reviewed the valuation methodology; (2) tested the weighted average cost of capital; and (3) we reviewed the reconciliation of the fair value of the Fluent and All Other reporting units to the market capitalization of the Company, including assessing reasonableness of the implied control premium.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

New York, New York

March 15, 2023

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$25,547	$34,467
Accounts receivable, net of allowance for doubtful accounts of $544 and $313, respectively	63,164	70,228
Prepaid expenses and other current assets	3,506	2,505
Total current assets	92,217	107,200
Property and equipment, net	964	1,457
Operating lease right-of-use assets	5,202	6,805
Intangible assets, net	28,745	35,747
Goodwill	55,111	165,088
Other non-current assets	1,730	1,885
Total assets	$183,969	$318,182
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$6,190	$16,130
Accrued expenses and other current liabilities	35,626	33,932
Deferred revenue	1,014	651
Current portion of long-term debt	5,000	5,000
Current portion of operating lease liability	2,389	2,227
Total current liabilities	50,219	57,940
Long-term debt, net	35,594	40,329
Operating lease liability, net	3,743	5,692
Other non-current liabilities	458	811
Total liabilities	90,014	104,772
Contingencies (Note 16)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 84,385,458 and 83,057,083, respectively; and Shares outstanding — 80,085,306 and 78,965,260, respectively	42	42
Treasury stock, at cost — 4,300,152 and 4,091,823 shares, respectively	(11,171)	(10,723)
Additional paid-in capital	423,384	419,059
Accumulated deficit	(318,300)	(194,968)
Total shareholders’ equity	93,955	213,410
Total liabilities and shareholders’ equity	$183,969	$318,182

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2022	2021
Revenue	$361,134	$329,250
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	267,487	243,716
Sales and marketing	17,121	12,681
Product development	18,159	15,789
General and administrative	53,470	48,205
Depreciation and amortization	13,214	13,170
Goodwill impairment and write-off of intangible assets	111,255	354
Loss on disposal of property and equipment	19	—
Total costs and expenses	480,725	333,915
Loss from operations	(119,591)	(4,665)
Interest expense, net	(1,965)	(2,184)
Loss on early extinguishment of debt	—	(2,964)
Loss before income taxes	(121,556)	(9,813)
Income tax expense	(1,776)	(246)
Net loss	$(123,332)	$(10,059)
Basic and diluted income (loss) per share:
Basic	$(1.51)	$(0.13)
Diluted	$(1.51)	$(0.13)
Weighted average number of shares outstanding:
Basic	81,412,595	79,977,313
Diluted	81,412,595	79,977,313

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Additional		Total
	Common stock		Treasury stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	80,295,141	$40	3,945,867	$(9,999)	$411,753	$(184,909)	$216,885
Vesting of restricted stock units and issuance of stock under incentive plans	2,563,942	2	—	—	1,494	—	1,496
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	145,956	(724)	—	—	(724)
Exercise of stock options	198,000	—	—	—	934	—	934
Share-based compensation expense	—	—	—	—	4,878	—	4,878
Net loss	—	—	—	—	—	(10,059)	(10,059)
Balance at December 31, 2021	83,057,083	$42	4,091,823	$(10,723)	$419,059	$(194,968)	$213,410
Vesting of restricted stock units and issuance of stock under incentive plans	1,328,375	—	—	—	211	—	211
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	208,329	(448)	—	—	(448)
Share-based compensation expense	—	—	—	—	4,114	—	4,114
Net loss	—	—	—	—	—	(123,332)	(123,332)
Balance at December 31, 2022	84,385,458	$42	4,300,152	$(11,171)	$423,384	$(318,300)	$93,955

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,332)	$(10,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,214	13,170
Non-cash loan amortization expense	265	432
Share-based compensation expense	4,092	4,761
Non-cash loss on early extinguishment of debt	—	2,198
Non-cash accrued compensation expense for Put/Call Consideration	—	3,213
Non-cash termination Put/Call Consideration	—	(629)
Goodwill impairment	111,069	—
Write-off of intangible assets	186	354
Loss on disposal of property and equipment	19	—
Provision for bad debts	450	91
Deferred income taxes	(225)	198
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	6,617	(7,650)
Prepaid expenses and other current assets	(917)	(70)
Other non-current assets	162	(326)
Operating lease assets and liabilities, net	(184)	(183)
Accounts payable	(9,940)	8,438
Accrued expenses and other current liabilities	477	(636)
Deferred revenue	139	(722)
Other	(128)	(156)
Net cash provided by operating activities	1,964	12,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(1,036)	—
Capitalized costs included in intangible assets	(4,383)	(2,957)
Acquisition of property and equipment	(17)	(36)
Net cash used in investing activities	(5,436)	(2,993)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	—	49,624
Repayments of long-term debt	(5,000)	(46,735)
Exercise of stock options	—	934
Prepayment penalty on debt extinguishment	—	(766)
Taxes paid related to net share settlement of vesting of restricted stock units	(448)	(724)
Proceeds from the issuance of stock	—	136
Net cash provided by (used in) financing activities	(5,448)	2,469
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,920)	11,900
Cash, cash equivalents and restricted cash at beginning of period	34,467	22,567
Cash, cash equivalents and restricted cash at end of period	$25,547	$34,467
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,758	$1,722
Cash paid for income taxes	$1,014	$356
Share-based compensation capitalized in intangible assets	$97	$117

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Liability incurred for deferred payment in connection with True North acquisition	$860	$—
Contingent consideration in connection with True North acquisition	$250	$—
Equity issued in connection with True North acquisition	$211	$—

See notes to consolidated financial statements

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities and organization

Principal activities

Fluent, Inc. (“Fluent,” or the “Company”), a Delaware corporation, is an industry leader in data-driven digital marketing services. The Company primarily performs customer acquisition services by operating highly scalable digital marketing campaigns, through which the Company connects its advertiser clients with consumers they are seeking to reach. The Company delivers data and performance-based marketing executions to its clients, which in 2022 included over 500 consumer brands, direct marketers and agencies across a wide range of industries, including Financial Products & Services, Media & Entertainment, Health & Wellness, Staffing & Recruitment and Retail & Consumer.

2. Summary of significant accounting policies

(a) Basis of preparation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC").

From time to time, the Company  may enter into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment  may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. From April 1, 2020 through August 31, 2021, the Company had included Winopoly, LLC ("Winopoly") in its consolidated financial statements as a VIE (see Note 13, Business acquisitions and Note 14, Variable interest entity). Beginning September 1, 2021, Winopoly became a wholly owned subsidiary of the Company.

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

(c) Cash, cash equivalents and restricted cash

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. Restricted cash had included a separately maintained cash account, required under the terms of a lease agreement the Company entered into on October 10, 2018 for office space in New York City, which was released in 2021.

The Company’s cash, cash equivalents and restricted cash are held in major financial institutions located in the United States, which have high credit ratings. As of December 31, 2022 and 2021, cash and cash equivalents were available for use in servicing the Company's debt obligations and general operating purposes.

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

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines this allowance based on reviews of customer-specific facts and circumstances along with an application of a percentage against the balance based upon aging and historic charge offs . Account balances are charged off against the allowance for doubtful accounts after all customary means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have off-balance sheet credit exposure related to its customers.

Movements within the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
(In thousands)	2022	2021
Beginning balance	$313	$368
Charges to expenses	450	$91
Write-offs	(219)	$(146)
Ending balance	$544	$313

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

(f) Business combination

The Company records acquisitions pursuant to ASC 805, Business Combinations, by allocating the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and estimated fair values of intangible assets acquired. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired intangible assets, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to acquired assets and assumed liabilities, with corresponding offsets to goodwill. Upon the conclusion of a measurement period, any subsequent adjustments are recorded to earnings.

(g) Intangible assets other than goodwill

The Company’s intangible assets are initially capitalized based on actual costs incurred, acquisition cost, or fair value if acquired as part of a business combination. These intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are the periods over which these assets are expected to contribute directly or indirectly to the future cash flows of the Company. The Company’s intangible assets represent purchased intellectual property, software developed for internal use, acquired proprietary technology, customer relationships, trade names, domain names, databases, and non-competition agreements, including those resulting from acquisitions. Intangible assets have estimated useful lives of 2-20 years.

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

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. In estimating future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, operating expenses, and terminal growth rates.

For the year ended December 31, 2022, the Company determined the value of intangible assets was recoverable except for certain internally developed software costs, as discussed in Note 6, Intangible assets, net. As of  December 31, 2022 and 2021, the Company reviewed the indicators for impairment and concluded that no impairment of its finite-lived intangible assets existed.

(h) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2022 and 2021, the goodwill balance relates to the acquisition of Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, the Winopoly Acquisition, and the True North Loyalty Acquisition (as defined in Note 6, Intangible assets, net).

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

As of December 31, 2022, the Company regards the fair value of its long-term debt to approximate its carrying value. This fair value assessment represents a Level 2 measurement. See Note 8, Long-term debt, net.

The fair value of certain long-lived non-financial assets and liabilities  may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of  December 31, 2022, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be Level 3, as certain inputs used to determine fair value are unobservable, see Note 7, Goodwill, for further discussion of the impairment charge.

(j) Revenue recognition

Revenue is recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's performance obligation is typically to (a) deliver data records, based on predefined qualifying characteristics specified by the customer or (b) generate conversions, based on predefined user actions (for example, a click, a registration, or the installation of an app) and subject to certain qualifying characteristics specified by the customer.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of December 31, 2022 and 2021, the balance of deferred revenue was $1,014 and $651, respectively. The majority of the deferred revenue balance as of  December 31, 2021 will be recognized into revenue during the first quarter of 2022.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of December 31, 2022 and 2021, unbilled revenue included in accounts receivable was $26,878 and $31,842, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

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

(k) Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue primarily includes media and related costs, which consist of the cost to acquire traffic through the purchase of impressions, clicks or actions from publishers or third-party intermediaries, such as advertising exchanges, and technology costs that enable media acquisition. The costs also include enablement costs associated with call centers and tracking costs for consumer data. These costs are used primarily to drive user traffic to the Company's and its clients' media properties. Cost of revenue additionally consists of indirect costs such as call center software, hosting, and fulfillment costs. Cost of revenue is presented exclusive of depreciation and amortization expenses.

(l) Advertising costs

Advertising costs are charged to operations as incurred. For the years ended December 31, 2022 and 2021, advertising costs, included in sales and marketing expenses, were $1,067 and $661, respectively.

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

In January 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, and additional changes, modifications, clarifications, or interpretations thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2022, and early adoption is permitted. The Company completed its assessment of the new guidance and determined it had no material impact on its consolidated financial statements.

In  March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The ASU is effective for all entities as of  March 12, 2020 through  December 31, 2022. The Company completed its assessment and concluded this update had no material impact on its consolidated financial statements.

3. Income (loss) per share

For the years ended  December 31, 2022 and 2021 basic and diluted income (loss) per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2022	2021
Numerator:
Net loss	$(123,332)	$(10,059)
Denominator:
Weighted average shares outstanding	79,709,212	78,139,517
Weighted average restricted shares vested not delivered	1,703,383	1,837,796
Total basic weighted average shares outstanding	81,412,595	79,977,313
Dilutive effect of assumed conversion of restricted stock units	—	—
Dilutive effect of assumed conversion of stock options	—	—
Total diluted weighted average shares outstanding	81,412,595	79,977,313
Basic and diluted income (loss) per share:
Basic	$(1.51)	$(0.13)
Diluted	$(1.51)	$(0.13)

Based on exercise prices compared to the average stock prices for the years ended December 31, 2022 and 2021, certain stock equivalents, including stock options and warrants, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Year Ended December 31,
	2022	2021
Restricted stock units	4,223,156	3,111,320
Stock options	2,139,000	2,204,000
Warrants	—	833,333
Total anti-dilutive securities	6,362,156	6,148,653

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

The Company is party to several noncancelable operating and financing lease agreements that have original lease periods expiring between 2023 and 2025. Although certain leases include options to renew, the Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees, nor material restrictive covenants. Effective October 10, 2018, the Company entered into a seven-year operating lease agreement for approximately 42,685 square feet of office space in New York City. In connection with this lease agreement, the Company was required to establish and maintain a $1,480 cash collateral account, which had been recorded in restricted cash on the consolidated balance sheets and was released as of December 31, 2021. The Company still maintains a letter of credit of $1,480 as of December 31, 2022. Additionally, the Company obtained the right to use certain furniture, fixtures and office equipment already installed in the new office space, which the Company has treated as a capital lease.

For the year ended December 31, 2022 and 2021, the components of lease costs are as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Operating leases:
Rent expense	$2,298	$2,477
Financing lease:
Leased furniture, fixtures, and office equipment depreciation expense	49	292
Interest expense	26	32
Short-term leases:
Rent expense	—	—
Total lease costs	$2,373	$2,801

As of December 31, 2022 and 2021, the weighted average lease-term and discount rate of the Company's leases are as follows:

	December 31, 2022
	Operating Leases	Financing Lease
Weighted average remaining lease-term (in years)	2.9	2.9
Weighted average discount rate	4.9%	5.0%

As of December 31, 2022, scheduled future maturities of the Company's lease liabilities are as follows:

(In thousands)	December 31, 2022
Year	Operating Leases	Financing Lease
2023	$2,424	$169
2024	2,296	169
2025	1,890	142
Total undiscounted cash flows	6,610	480
Less: imputed interest	(478)	(33)
Present value of lease liabilities	$6,132	$447

For the year ended December 31, 2022 and 2021, supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$2,338	$2,287
Operating cash flows used for financing lease	$26	$32
Lease liabilities related to the acquisition of right-of-use assets:
Operating leases	$238	$209

5. Property and equipment, net

Property and equipment, net consists of the following:

(In thousands)	December 31, 2022	December 31, 2021
Computer and network equipment	$592	$572
Furniture, fixtures, and office equipment	888	966
Leased furniture, fixtures, and office equipment	875	875
Leasehold improvements	1,260	1,290
Total cost of property and equipment	3,615	3,703
Less: accumulated depreciation and amortization	(2,651)	(2,246)
Property and equipment, net	$964	$1,457

For the years ended December 31, 2022 and 2021, depreciation of property and equipment was $491 and $780, respectively.

6. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

(In thousands)	Amortization period (years)	December 31, 2022	December 31, 2021
Gross amount:
Software developed for internal use	3	$13,740	$9,552
Acquired proprietary technology	3 - 5	15,965	14,844
Customer relationships	5 - 10	38,068	37,886
Trade names	4 - 20	16,657	16,657
Domain names	20	195	191
Databases	5 - 10	31,292	31,292
Non-competition agreements	2 - 5	1,768	1,768
		117,685	112,190
Accumulated amortization:
Software developed for internal use		(8,097)	(5,263)
Acquired proprietary technology		(14,305)	(13,402)
Customer relationships		(35,156)	(29,948)
Trade names		(6,038)	(5,145)
Domain names		(68)	(58)
Databases		(23,508)	(20,859)
Non-competition agreements		(1,768)	(1,768)
		(88,940)	(76,443)
Net intangible assets:
Software developed for internal use		5,643	4,289
Acquired proprietary technology		1,660	1,442
Customer relationships		2,912	7,938
Trade names		10,619	11,512
Domain names		127	133
Databases		7,784	10,433
		$28,745	$35,747

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"); the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"); the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"); the acquisition of 50% interest in Winopoly, LLC (the "Initial Winopoly Acquisition"), effective April 1, 2020 (Note 13, Business acquisitions); and the acquisition of 100% interest in True North Loyalty, LLC, (the "True North Acquisition"), effective January 1, 2022 (Note 13, Business acquisitions). In connection with the Initial Winopoly Acquisition, the Company recorded 100% equity ownership for GAAP purposes, and no further intangible assets were acquired in connection with the Full Winopoly Acquisition described in Note 13, Business acquisition.

During the three months ended June 30, 2022, the Company determined that the decline in its publicly-traded stock price which resulted in a corresponding decline in its market capitalization constituted a triggering event. As such, the Company conducted an interim test of the recoverability of its long-lived assets. The Company continued to see a decline in its market capitalization for the three months ended September 30, 2022 and conducted another recoverability test of its long-lived assets. In addition, for the three months ended December 31, 2022 the Company had lower-than-expected operating results and an additional decline in the market value of its publicly-traded stock, which led to another recoverability test of its long-lived assets to be conducted. Based on the results of the recoverability tests, which measured the Company's projected undiscounted cash flows as compared to the carrying value of the asset group, the Company determined that its long-lived assets were not impaired as of  June 30, 2022, September 30, 2022, or December 31, 2022. The Company believes that the assumptions utilized in the impairment tests, including the estimation of future cash flows, were reasonable. Future tests  may indicate impairment if actual future cash flows or other factors considered differ from the assumptions used in the prior interim impairment tests.

For the years ended December 31, 2022 and 2021, amortization expenses related to intangible assets, and included in depreciation and amortization expenses in the Company's consolidated statements of operations, were $12,723 and $12,390, respectively.

For the years ended December 31, 2022 and 2021, the Company capitalized $4,480 and $3,074, respectively, most of which was related to internally developed software, and wrote off $186 and $354, respectively, due to abandonment of certain internally developed software whose net carrying values were not recoverable.

As of December 31, 2022, estimated amortization expenses related to the Company’s intangible assets for 2023 through 2028 and thereafter are as follows:

(In thousands)
Year	December 31, 2022
2023	$8,837
2024	6,644
2025	4,589
2026	1,277
2027	828
2028 and thereafter	6,570
Total	$28,745

7. Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2022, the goodwill balance relates to the acquisition of Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, the Initial Winopoly Acquisition (Note 13, Business acquisitions), and the True North Acquisition (Note 13, Business acquisitions). In connection with the Initial Winopoly Acquisition, the Company recorded 100% equity ownership for GAAP purposes, and no further goodwill was acquired in connection with the Full Winopoly Acquisition as described in Note 13, Business acquisition. As of December 31, 2022 and 2021, the change in the carrying value of goodwill for our operating segments (Note 12, Segment information), are listed below:

(In thousands)	Fluent	All Other	Total
Balance at Ended December 31, 2020	$160,922	$4,166	$165,088
Goodwill impairment	—	—	—
Balance at December 31, 2021	160,922	4,166	165,088
True North acquisition	1,092	—	1,092
Goodwill impairment	(110,400)	(669)	(111,069)
Balance at December 31, 2022	$51,614	$3,497	$55,111

As of December 31, 2022, net goodwill was comprised of gross goodwill of $166,997 and accumulated impairment of $111,886.

During the three months ended June 30, 2022, the Company determined that the decline in the market value of its publicly-traded stock price, which resulted in a corresponding decline in its market capitalization, constituted a triggering event and conducted an interim test of the fair value of the Fluent reporting unit's goodwill for potential impairment as of June 30, 2022. The Company considered a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The Company determined that a market-based approach, which considered the Company’s implied market multiple applied to management’s forecast and further adjusted for a control premium, provided the best indication of fair value of the Fluent reporting unit. The results of this market-based approach indicated that its carrying value exceeded its fair value by 27%. The Company therefore concluded that the Fluent reporting unit’s goodwill of $162,014 was impaired and recorded a non-cash impairment charge of $55,400 during the three months ended June 30, 2022.

During the three months ended September 30, 2022, the Company assessed the impact of the continued decline in the market value of its publicly-traded stock price and concluded that the continued decline constituted a triggering event and conducted a test of the fair value of the Fluent reporting unit's goodwill for potential impairment as of September 30, 2022. The Company applied a combination of income and market approaches to determine the fair value of the Fluent reporting unit and concluded its goodwill of $106,614 was not impaired since the results of the test indicated that the estimated fair value exceeded its carrying value by approximately 4%. Based on the results from the interim test as of September 30, 2022, the Company concluded no further triggering events existed as of October 1, 2022 that would indicate that it is more likely than not that the fair value was less than the carrying value for the Fluent reporting unit.

As of  October 1, 2022, the Company performed our annual goodwill impairment test for the All Other reporting unit. Based on the results of this annual test, which used a combination of income and market approaches to determine the fair value, the Company concluded that All Other's goodwill of $4,166, was not impaired since the results of the annual test indicated that the estimated fair value exceeded its carrying value by approximately 78.0%.

During the three months ended  December 31, 2022, the Company determined that the lower-than-expected operating results of the Company and the decline in the market value of its publicly-traded stock constituted a triggering event. As such, the Company conducted an interim test of the fair value of its goodwill for potential impairment as of December 31, 2022. Based on the results of this interim impairment test, which used a combination of the income and market approaches to determine the fair value of the Fluent reporting unit and All Others, the test indicated that the estimated carrying value exceeded its fair value by 39% and 17%, respectively. The Company therefore concluded its goodwill of $106,614 for the Fluent reporting unit was impaired and recorded a non-cash impairment charge of $55,000 in the fourth quarter of 2022. In addition, the All Other goodwill of $4,166 was also concluded to be impaired and the Company recorded a non-cash impairment charge of $669 in the fourth quarter of 2022, as well.

8. Long-term debt, net

Long-term debt, net, related to the New Credit Facility (as defined below) consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Credit Facility Term Loan due 2026 (less unamortized discount and financing costs of $656 and $921, respectively)	$40,594	$45,329
Less: Current portion of long-term debt	(5,000)	(5,000)
Long-term debt, net (non-current)	$35,594	$40,329

Refinanced Term Loan

On  March 31, 2021, Fluent, LLC redeemed in full $38,318 aggregate principal amount of its prior term loan entered into on  December 8, 2015 and due  March 26, 2023 (the "Refinanced Term Loan"), prior to maturity, resulting in a loss of $2,964 as a cost of early extinguishment of debt.

Credit Facility

On March 31, 2021, Fluent, LLC entered into a credit agreement (the “Credit Agreement”) with certain subsidiaries of Fluent, LLC as guarantors, and Citizens Bank, N.A. as administrative agent, lead arranger and bookrunner. The Credit Agreement provides for a term loan in the aggregate principal amount of $50,000 funded on the closing date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15,000 (the "Revolving Loans," and together with the Term Loan, the " Credit Facility"). On December 20, 2022, the Company entered into the second amendment to the Credit Agreement, which amended certain provisions to: (i) reflect the replacement of the current benchmark settings with TERM SOFR pursuant to an Early Opt-In Election; (ii) acknowledge certain litigation matters; and (iii) join additional subsidiaries of Borrower as guarantors of the loan facilities (the “Credit Facilities”) provided under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the benchmark selected by the Borrower, which may be based on the Alternative Base Rate, LIBOR rate (subject to a floor of 0.25%) prior to the election as of December 31, 2022 or Term SOFR (Secured Overnight Financing Rate) (subject to a floor of 0.00%) subsequent to the election, plus a margin applicable to the selected benchmark. The applicable margin is between 0.75% and 1.75% for borrowings based on the Alternative Base Rate and 1.75% and 2.75% for borrowings based on LIBOR and Term SOFR, depending upon the Borrower's Total Leverage Ratio. The opening interest rate of the Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 6.17% (Term SOFR + 0.1% + 1.75%) as of  December 31, 2022.

The Credit Agreement matures on  March 31, 2026 and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended  June 30, 2021. At  December 31, 2022, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

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

The Credit Agreement also contains certain affirmative covenants and customary events of default provisions, including, subject to thresholds and grace periods, among others, payment default, covenant default, cross default to other material indebtedness, and judgment default.

The Credit Agreement also contains certain customary conditions to extensions of credit, including that representations and warranties made in the Existing Credit Agreement be materially true and correct at the time of such extension. One such representation concerning the absence of litigation or proceedings is not currently true and correct as a result of the matters pending involving the Federal Trade Commission and the Pennsylvania Office of the Attorney General described in the Company’s Form 10-Q filed with the SEC on November 7, 2022.  These matters do not represent events of default under the Credit Agreement, but the Borrower is not currently able to draw on the Revolving Credit Facility due the representation and warranty requirement for an extension of credit. The Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months and beyond regardless of access to the Revolving Credit Facility.

Maturities

As of December 31, 2022, scheduled future maturities of the Credit Agreement, including the required principal prepayment based on a portion of the Company's quarterly excess cash flow and excluding potential future additional principal prepayments, are as follows:

(In thousands)
Year
2023	$5,000
2024	5,000
2025	5,000
2026	26,250
Total maturities	$41,250

Fair value

As of December 31, 2022, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

9. Income taxes

The Company is subject to federal and state income taxes in the United States. For the years ended December 31, 2022 and 2021, the provision for income taxes on income (loss) from operations consisted of the following:

	Year Ended December 31
(In thousands)	2022	2021
Current:
Federal	$1,392	$—
State	606	(108)
Foreign	3	156
Total current	2,001	48
Deferred:
Federal	(3,730)	(3,494)
State	(537)	(813)
Foreign	1	(102)
Less: valuation allowance	4,041	4,607
Total deferred	(225)	198
Total income tax expense	$1,776	$246

For the years ended December 31, 2022 and 2021, the provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
(In thousands)	2022		2021
Federal income taxes at the statutory rate	$(25,527)	21.0%	$(2,061)	21.0%
Share-based compensation shortfall (windfall)	8	(0.0)	(876)	8.9
Effect of state taxes, net of federal tax benefit	(2)	0.0	(915)	9.3
Non-deductible items	1,070	(0.9)	(1,007)	10.3
Goodwill impairment	23,184	(19.1)	—	—
Return to provision adjustment	493	(0.4)	9	(0.1)
Foreign rate difference	1	(0.0)	13	(0.1)
Minority interest	0	0.0	303	(3)
Deferred only adjustments	444	(0.4)	214	(2.2)
Research and development credit	(1,960)	1.6	—	—
Other	24	(0.0)	(41)	0.4
Change in valuation allowance	4,041	(3.3)	4,607	(46.9)
Income tax expense	$1,776	(1.5)%	$246	(2.5)%

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022.  The mandatory capitalization requirement increases the Company's deferred tax assets before valuation allowance and cash taxes payable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2022 and 2021, the significant components of deferred tax assets and (liabilities) consist of the following:

(In thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$973	$3,348
Share-based compensation	5,344	5,489
Interest expense limitation	—	521
Accounts receivable, net	136	79
Acquisition costs	—	891
Operating lease liability	1,533	1,990
Accrued expense	894	—
Capitalized research and experimental expenditures	4,088	—
Other	—	203
	12,968	12,521
Valuation allowance	(11,171)	(7,130)
Total deferred tax assets, net of valuation allowance	1,797	5,391

Deferred tax liabilities:
Intangible assets, net	(407)	(3,757)
Operating lease right-of-use asset	(1,300)	(1,710)
Property and equipment, net	(222)	(323)
Other	(42)	—
	(1,971)	(5,790)
Net deferred tax liability	$(174)	$(399)

As of December 31, 2022, the Company has state net operating loss carryforwards of $17,585, which begin to expire in 2030.

As of December 31, 2022 and 2021, the Company recorded a full valuation allowance against its net deferred tax assets of $11,171 and $7,130, respectively, which is driven by the movement in the net deferred tax assets. For the year ended December 31, 2022, the movement in the net deferred tax assets are primarily a result of the capitalized research and experimental expenditures, an increase in the tax basis of amortizable intangibles, and utilization of federal and state net operating losses. The Company intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.  Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company files tax returns in federal and certain state and local jurisdictions. The periods subject to examination are generally for tax years ended 2018 through 2021, including the following major jurisdictions: U.S. Federal, New York State, and New York City. Due to utilization of net operating losses in subsequent periods with open statutes, tax years 2015 and forward remain open to examination by Federal taxing authorities until the statute is closed on the tax year in which the net operating loss was utilized.

For the years ended December 31, 2022 and 2021, reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, consists of the following:

	Year Ended December 31,
(In thousands)	2022	2021
Unrecognized tax benefits, opening balance	$1,480	$1,480
Change in unrecognized tax benefits	—	—
Unrecognized tax benefits, ending balance	$1,480	$1,480

If the Company’s tax positions are ultimately sustained, the Company’s liability would be reduced by $1,480, all of which would impact the Company’s tax provision.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

10. Common stock, treasury stock and warrants

Common stock

As of December 31, 2022, 2021 and 2020, the number of issued shares of common stock was 84,385,458, 83,057,083 and 80,295,141, respectively, which included shares of treasury stock of 4,300,152, 4,091,823 and 3,945,867, respectively.

For the year ended December 31, 2022, the change in the number of issued shares of common stock comprised the following issuances:

•

An aggregate of 1,328,375 shares of common stock were issued as a result of the vesting of RSUs and included 208,329 shares of common stock withheld to cover withholding taxes upon such vesting, which are reflected as additions to treasury stock in the consolidated statements of changes in shareholders' equity.

For the year ended December 31, 2021, the change in the number of issued shares of common stock comprised the following issuances:

•

An aggregate of 2,563,945 shares of common stock were issued as a result of the vesting of RSUs and included 145,956 shares of common stock withheld to cover withholding taxes upon such vesting, which are reflected as additions to treasury stock in the consolidated statements of changes in shareholders' equity.

Treasury stock

As of December 31, 2022, 2021 and 2020, the Company held 4,300,152, 4,091,823 and 3,945,867 shares in treasury, with a cost of $11,171, $10,723, and $9,999, respectively. The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market.

For the year ended December 31, 2022, 208,329 shares were withheld to cover withholding taxes owed by certain employees, all of which were taken into treasury stock.

For the year ended December 31, 2021, 145,956 shares were withheld to cover withholding taxes owed by certain employees, all of which were taken into treasury stock.

Warrants

As of December 31, 2022, 2021 and 2020, the warrants to purchase an aggregate of 0, 833,333 and 833,333 shares of common stock were outstanding, respectively. On May 22, 2022, the warrants to purchase an aggregate of 833,333 shares of common stock at prices ranging from $3.75 to $6.00 per share expired unexercised.

Preferred stock

As of December 31, 2022 and 2021, the Company had 10 million shares of blank-check preferred stock with par value of $0.0001 per share authorized. No shares of preferred stock have been issued or are outstanding.

11. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 15,422,523 shares of the Company's common stock, which became effective on August 10, 2022 (“Effective Date”). With the 2022 Plan, no further awards are available to be issued under the 2018 Stock Incentive Plan (the “Prior Plan”), but all awards under the Prior Plans that are outstanding as of the Effective Date will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreement. As of December 31, 2022, the Company had 15,422,523 shares of common stock available for grants pursuant to the 2022 Plan, which included 919,517 shares of common stock previously available for issuance under the Fluent Inc. 2018 Stock Incentive Plan (the "Prior Plan").

The primary purpose of the Company's stock compensation plan is to attract, retain, reward, and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company. In October 2022, the Company issued to certain of its senior officers and employees, restricted stock units (“RSUs”) (time-based), long-term incentive grants (performance and time-based vesting RSUs), or performance stock units (“PSUs”) (on achievement of targets, a cash payout) under the 2022 Plan.

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on  February 1, 2019,  December 20, 2019, March 1, 2020, and  March 1, 2021, respectively, under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125%, 133.33%, 133.3% and 133.33%, respectively, of the exercise prices for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise prices for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of December 31, 2022, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$2.81	$1.58	$1.46	$4.34
Fair value higher range	$2.86	$1.61	$1.49	$4.43
Exercise price	$4.72	$2.56	$2.33	$6.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

For the years ended December 31, 2022 and 2021, the activity related to stock options consisted of the following:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2020	2,294,000	$4.34	8.0	$2,256
Granted	108,000	$6.33	9.7	—
Forfeited	—
Expired	(198,000)
Outstanding as of December 31, 2021	2,204,000	$4.41	7.1	—
Granted	—
Forfeited	—
Exercised	(65,000)	1.10
Outstanding as of December 31, 2022	2,139,000	$4.37	6.3	—
Options exercisable as of December 31, 2022	1,242,000	$3.98	6.3	—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the years ended December 31, 2022 and 2021, the unvested balance of stock options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Unvested as of December 31, 2021	897,000	$4.91	7.3
Granted	—
Forfeited	—
Vested	—
Unvested as of December 31, 2022	897,000	$4.91	$6.3

For the years ended December 31, 2022 and 2021, compensation expense recognized for stock options of $125 and $499, respectively was recognized in sales and marketing, product development and general and administrative expenses in the consolidated statement of operations. As of December 31, 2022, there was $0 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the years ended December 31, 2022 and 2021, details of unvested restricted stock units ("RSUs") and restricted stock activity were as follows:

		Weighted average
	Number of units	grant date fair value
Unvested as of December 31, 2020	3,377,097	$7.09
Granted	2,036,561	$4.24
Vested and delivered	(2,417,986)	$2.90
Withheld as treasury stock (1)	(145,956)	$4.65
Vested not delivered (2)	570,335	$2.70
Forfeited	(308,730)	$4.57
Unvested as of December 31, 2021	3,111,321	$8.03
Granted	2,864,701	$1.44
Vested and delivered	(1,120,046)	$3.55
Withheld as treasury stock (1)	(208,329)	$4.56
Vested not delivered (2)	—	$3.30
Forfeited	(424,491)	$3.53
Unvested as of December 31, 2022	4,223,156	$5.37

(1)

As discussed in Note 10, Common stock, treasury stock and warrants, the increase in treasury stock was primarily attributable to shares withheld to cover statutory withholding taxes upon the vesting of RSUs. As of December 31, 2022 and 2021, there were 4,300,152 and 4,091,823 outstanding shares of treasury stock, respectively.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. During the year ended December 31, 2022, there was no net change in vested not delivered balance as a result of the timing of delivery of certain shares. During the year ended December 31, 2021, there was a net decrease of 570,335 shares included in vested not delivered balance as a result of the delivery of 650,333 shares, partially offset by the vesting of 79,998 shares with deferred delivery election. As of December 31, 2022 and 2021, there were 1,691,666 and 1,691,666 outstanding RSUs included in vested not delivered, respectively.

For the years ended December 31, 2022 and 2021, the Company recognized compensation expense for RSUs of $3,989 and $4,379, respectively, in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets. As of December 31, 2022, there was $6,367 of unrecognized share-based compensation with respect to outstanding RSUs and restricted stock. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of December 31, 2022, unrecognized share-based compensation expense associated with the granted RSUs, restricted stock and stock options is $6,367, which is expected to be recognized over a weighted average period of 1.9 years. For the years ended December 31, 2022 and 2021, share-based compensation for the Company’s equity awards were allocated to the following lines in the consolidated financial statements:

	Year Ended December 31,
(In thousands)	2022	2021
Sales and marketing	$600	$763
Product development	556	879
General and administrative	2,861	3,119
Share-based compensation expense	4,017	4,761
Capitalized in intangible assets	97	117
Total share-based compensation	$4,114	$4,878

401(k) Profit Sharing Plan and Trust Plan

The Company maintains a 401(k) Profit Sharing Plan and Trust (“Plan”) covering all U.S. employees. Under the Plan, the Company makes a safe harbor matching contribution equal to 100% of an employee’s salary deferrals that do not exceed 3% of the employee’s compensation plus 50% of the employee’s salary deferrals between 3% and 5% of such employee’s compensation. This safe harbor matching contribution is 100% vested. During 2022, we made matching contributions to the Plan of $916. During 2021, we made matching contributions to the Plan of $729.

The Company also has a discretion to award eligible employees under the Plan, profit sharing contributions

12. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is segment EBITDA. As of December 31, 2022, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents operating results of AdParlor, LLC and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Year Ended December 31,
(In thousands)	2022	2021
Fluent segment revenue(1):
United States	$218,981	$247,320
International	131,808	68,539
Fluent segment revenue	$350,789	$315,859
All Other segment revenue(1):
United States	$10,273	$13,311
International	72	80
All Other segment revenue	$10,345	$13,391
Segment EBITDA
Fluent segment EBITDA	$(106,109)	$7,231
All Other segment EBITDA	(268)	1,274
Total EBITDA	(106,377)	8,505
Depreciation and amortization	13,214	13,170
Total loss from operations	$(119,591)	$(4,665)

(1)	Revenue aggregation is based upon location of the customer.

	December 31,	December 31,
(In thousands)	2022	2021
Total assets:
Fluent	$168,486	$297,768
All Other	15,483	20,414
Total assets	$183,969	$318,182

As of December 31, 2022, long-lived assets are all located in the United States.

For the year ended  December 31, 2022, the Company identified an international customer within the Fluent segment with revenue in the amount of $79,600 that represents 22% of consolidated revenue.

13. Business acquisition

True North Acquisition

On  January 1, 2022, the Company acquired a 100% membership interest in True North Loyalty, LLC for a deemed purchase price of $2,321, which consisted of $1,000 in cash at closing, $860 of deferred payments due at both the first and second anniversary of the closing date adjusted for net-working capital, and contingent consideration with a fair value at the closing date of $250, payable in common stock based upon the achievement of specified revenue targets over the five-year period following the completion of the acquisition. The Company also issued 100,000 shares of fully vested stock under the Prior Plan to the sellers valued at $211. Certain seller parties entered into employment and non-competition agreements with the Company in connection with the True North Acquisition. True North Loyalty, LLC is a subscription-based business that utilizes call center operations and other media channels to market recurring revenue services to consumers. In accordance with ASC 805, the Company determined that the True North Acquisition constituted the purchase of a business. For the year December 31, 2022, the Company incurred transaction-related expenses of $59 and compensation expense related to non-compete agreements in connection with the acquisition of $500, which are recorded as part of general and administrative expenses in the consolidated statements of operations. Assets and revenues of True North Loyalty, LLC totaled 3% and 2%, respectively, of the Company's consolidated assets and revenues as of and for the year ended  December 31, 2022 and are included in the Fluent operating segment.

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

Below is a summary of the purchase price allocation of True North
Cash	29
Accounts receivable, net	3
Prepaid expenses and other current assets	84
Intangible assets
Customer list	182
Developed technology	1,180
Goodwill	1,092
Other non-current assets	7
Liabilities assumed	(256)
Consideration transferred	2,321

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

Although the sellers maintained an equity interest in Winopoly, LLC through August 31, 2021, the Company had deemed this equity interest to be non-substantive in nature, as the sellers would primarily benefit from the Initial Winopoly Acquisition based on periodic distributions of the earnings of Winopoly, LLC and the Put/Call Consideration, both of which were dependent on the sellers' continued service. Without providing service, the sellers could benefit from their pro rata share of the proceeds upon a third-party sale or liquidation of Winopoly, LLC; however, such a liquidity event was considered unlikely. Therefore, no non-controlling interest had been recognized. Periodic distributions for services rendered were recorded as compensation expense. In addition, the Company had estimated the amount of the Put/Call Consideration, which was accreted over the six-year estimated service period, consisted of the estimated four years until the put/call could be exercised and the additional two-year service requirement. For the year ended  December 30, 2021, compensation expense $3,213 related to the Put/Call Consideration was recorded in general and administrative on the consolidated statement of operations, which had a corresponding liability in other non-current liabilities on the consolidated balance sheet. There was no corresponding charge for the year ended December 31, 2022.

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

15. Related party transactions

For the year ended December 31, 2021, the Company recognized revenue from a client in which the then-CEO holds a significant ownership interest. Accounts receivable for this client was $0 as of December 31, 2021 and $33 of revenue was recognized and no expenses were incurred from this client for the year ended December 31, 2021. In accordance with Company's policies and procedures for determining allowances for doubtful accounts and write-offs, the Company wrote-off the outstanding accounts receivable from this client as of  June 30, 2021.

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

On October 26, 2018, the Company received a subpoena from the New York Attorney General’s Office (“NY AG”) regarding compliance with New York Executive Law §  63(12) and New York General Business Law §  349, as they relate to the collection, use, or disclosure of information from or about consumers or individuals, as such information was submitted to the Federal Communication Commission (“FCC”) in connection with the FCC’s rulemaking proceeding captioned “Restoring Internet Freedom,” WC Docket  No.  17- 108. On  May 6, 2021 , the Company and the NY AG executed an Assurance of Discontinuance (the “AOD”) to resolve this matter. The AOD imposed injunctive provisions on the Company’s practices with regard to political advocacy campaigns, most of which the Company had already implemented, and imposed a $3,700 penalty, which was in line with the Company's accrual as of  March 31, 2021 and paid in full as of  June 30, 2021.

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

The New York State Department of Taxation and Finance (the “Tax Department”) performed a sales and use tax audit covering the period from  December 1, 2010 to  November 30, 2019.  The Tax Department asserted that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed taxable information services. The Company reached a settlement with the Tax Department for $1,700 which was paid on  April 1, 2022.  Starting in March 1, 2022, the Company has been collecting and remitting New York sales tax on certain of list management and hosted revenues from New York based clients.

On January 28, 2020, Fluent received a Civil Investigative Demand (“CID”) from the FTC regarding compliance with the FTC Act and the Telemarketing Sales Rule (“TSR”). On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty. The Company has been negotiating resolution of the terms of the consent order with the FTC staff. On January 12, 2023, the Company made an initial proposal of $5.0 million for the civil monetary penalty contingent on successful negotiation of the remaining outstanding injunctions and other provisions. On January 30, 2023, FTC staff forwarded a complaint recommendation to the FTC’s Bureau of Consumer Protection for consideration.  On March 3, 2023, the Company met with the Bureau of Consumer Protection and as a result of that meeting, the Company is continuing negotiation with the FTC staff. The Company believes it is more likely than not that it will be able to come to an agreement with the FTC staff on the terms of a consent order, including injunctive and civil monetary penalty provisions, but there is no assurance this will occur. The Company accrued $5,000 in connection with this matter for the year-ended December 31, 2022; however, a final civil monetary penalty could be higher or lower. The Company will continue to devote substantial resources and incur outside legal expenses to reach a settlement.

On  October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PAAG”) that it was reviewing the Company’s business practices relating to telemarketing. After the Company and the PAAG were unable to reach agreement on a proposed Assurance of Voluntary Compliance (“AVC”), the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties, and other relief in the United States District Court for the Western District of Pennsylvania on  November 2, 2022. While the Company believes that its historical practices were in full compliance with the PA Consumer Protection Law and the TSR, the Company has updated its telemarketing practices. We are currently negotiating a potential Consent Order with the PAAG to resolve the matter.

The Company has been involved in a TCPA class action, Daniel Berman v. Freedom Financial Network, which was originally filed in 2018. Plaintiff's second Motion for Class Certification (the first such motion was denied) is pending and oral argument was scheduled for  February 7, 2023. The parties have agreed to stay the proceeding as a result of a preliminary settlement reached by the parties. The parties are currently negotiating the terms of a Settlement Agreement which provides for payment to plaintiffs of $9,750 and injunctive provisions. The Company will contribute $3,100 towards the settlement, $1,100 on or about execution of the Settlement Agreement, and $2,000 pursuant to an interest-bearing note in favor of Freedom Financial which is payable over two years following entry of the order.