Form 10-Q
period 2023-03-31
Fluent, Inc.
filed 2023-05-15
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 12, 2023, the registrant had 81,037,845 shares of common stock, $0.0005 par value per share outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$26,567	$25,547
Accounts receivable, net of allowance for doubtful accounts of $317 and $544, respectively	56,759	63,164
Prepaid expenses and other current assets	5,588	3,506
Total current assets	88,914	92,217
Property and equipment, net	861	964
Operating lease right-of-use assets	4,743	5,202
Intangible assets, net	27,650	28,745
Goodwill	33,354	55,111
Other non-current assets	1,648	1,730
Total assets	$157,170	$183,969
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$12,929	$6,190
Accrued expenses and other current liabilities	33,189	35,626
Deferred revenue	1,005	1,014
Current portion of long-term debt	5,000	5,000
Current portion of operating lease liability	2,349	2,389
Total current liabilities	54,472	50,219
Long-term debt, net	34,404	35,594
Operating lease liability	3,242	3,743
Other non-current liabilities	2,128	458
Total liabilities	94,246	90,014
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 85,545,397 and 84,385,458, respectively; and Shares outstanding — 80,933,828 and 80,085,306, respectively (Note 7)	43	42
Treasury stock, at cost — 4,611,569 and 4,300,152 Shares, respectively (Note 7)	(11,407)	(11,171)
Additional paid-in capital	424,531	423,384
Accumulated deficit	(350,243)	(318,300)
Total shareholders' equity	62,924	93,955
Total liabilities and shareholders' equity	$157,170	$183,969

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$77,254	$89,063
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	58,272	67,562
Sales and marketing	4,813	3,852
Product development	4,938	4,556
General and administrative	12,325	11,287
Depreciation and amortization	2,359	3,307
Goodwill impairment and write-off of intangible assets	25,700	128
Total costs and expenses	108,407	90,692
Loss from operations	(31,153)	(1,629)
Interest expense, net	(689)	(384)
Loss before income taxes	(31,842)	(2,013)
Income tax expense	(101)	—
Net loss	(31,943)	(2,013)

Basic and diluted loss per share:
Basic	$(0.39)	$(0.02)
Diluted	$(0.39)	$(0.02)

Weighted average number of shares outstanding:
Basic	81,906,913	80,889,052
Diluted	81,906,913	80,889,052

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2022	84,385,458	$42	4,300,152	$(11,171)	$423,384	$(318,300)	$93,955
Vesting of restricted stock units and issuance of stock under incentive plans	1,159,939	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	311,417	(236)	—	—	(236)
Share-based compensation	—	—	—	—	1,148	—	1,148
Net loss	—	—	—	—	—	(31,943)	(31,943)
Balance at March 31, 2023	85,545,397	$43	4,611,569	$(11,407)	$424,531	$(350,243)	$62,924

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	83,057,083	$42	4,091,823	$(10,723)	$419,059	$(194,968)	$213,410
Vesting of restricted stock units and issuance of stock under incentive plans	926,504	—	—	—	211	—	211
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	208,329	(448)	—	—	(448)
Share-based compensation	—	—	—	—	1,015	—	1,015
Net loss	—	—	—	—	—	(2,013)	(2,013)
Balance at March 31, 2022	83,983,587	$42	4,300,152	$(11,171)	$420,285	$(196,981)	$212,175

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,943)	$(2,013)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,359	3,307
Non-cash loan amortization expense	61	68
Share-based compensation expense	1,061	988
Goodwill impairment	25,700	—
Write-off of intangible assets	—	128
Provision for bad debt	(55)	81
Deferred income taxes	—	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	6,460	5,127
Prepaid expenses and other current assets	(2,082)	451
Other non-current assets	82	(13)
Operating lease assets and liabilities, net	(82)	(42)
Accounts payable	6,739	(3,348)
Accrued expenses and other current liabilities	(3,362)	(6,251)
Deferred revenue	(9)	(174)
Other	(39)	(85)
Net cash provided by (used in) operating activities	4,890	(1,776)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(1,134)	(1,071)
Business acquisitions, net of cash acquired	(1,250)	(971)
Acquisition of property and equipment	—	(7)
Net cash used in investing activities	(2,384)	(2,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,250)	(1,250)
Taxes paid related to net share settlement of vesting of restricted stock units	(236)	(448)
Net cash used in financing activities	(1,486)	(1,698)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,020	(5,523)
Cash, cash equivalents and restricted cash at beginning of period	25,547	34,467
Cash, cash equivalents and restricted cash at end of period	$26,567	$28,944
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$664	301
Cash paid for income taxes	$55	34
Share-based compensation capitalized in intangible assets	$27	27
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Liability incurred for future contingent payments in connection with TAPP consolidation	$2,693	$—
Liability incurred for deferred payment in connection with True North acquisition	$—	$860
Contingent consideration in connection with True North acquisition	$—	$250
Equity issued in connection with True North acquisition	$—	$211

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended March 31, 2023 and 2022, respectively, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2023.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended  December 31, 2022 ("2022 Form 10-K") filed with the SEC on March 15, 2023. The consolidated balance sheet as of  December 31, 2022 included herein was derived from the audited financial statements as of that date included in the 2022 Form 10-K.

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

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Updates No. 2016-13, Financial Instruments—Credit Losses and additional changes, modifications, clarifications, or interpretations thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amounts expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2022, and early adoption is permitted. The Company completed its assessment of the new guidance and determined it had no material impact on its consolidated financial statements.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

(c) Revenue recognition

Revenue is when control of goods or services is transferred to customers, in the amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's performance obligation is typically to (a) deliver data records, based on predefined qualifying characteristics specified by the customer, (b) generate conversions, based on predefined user actions (for example, a click, a registration or the installation of an app) and subject to certain qualifying characteristics specified by the customer, (c) verify user interest or transfer calls to advertiser clients as a part of the contact center operation, or (d) deliver media spend as a part of the business of AdParlor, LLC, a wholly-owned subsidiary of the Company.

Revenue is recognized upon satisfaction of associated performance obligation. The Company elected the “right to invoice” practical expedient under ASC 606-10-55-18 as a measure for revenue to be recognized, as it corresponds directly with the amounts that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  March 31, 2023 and December 31, 2022, the balance of deferred revenue was  $1,005 and $1,014, respectively. The majority of the deferred revenue balance as of  December 31, 2022 was recognized into revenue during the first quarter of 2023.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  March 31, 2023 and December 31, 2022, unbilled revenue included in accounts receivable was $22,777 and $26,878, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

(d) Use of estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, purchase accounting, consolidation of variable interest entity, accruals for contingencies, and income tax provisions. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(e) Fair value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting standards describe a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 — Quoted prices in active markets for identical assets, liabilities, or funds.
●

Level 2— Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

As of March 31, 2023, the Company regards the fair value of its long-term debt to approximate its carrying value. The fair value assessment represents a Level 2 measurement. See Note 5, Long-term debt, net.

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of March 31, 2023, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be a Level 3, as certain inputs used to determine fair value are unobservable, see Note 4, Goodwill, for further discussion of the impairment charge.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

2. Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, in addition to restricted stock units ("RSUs") that are vested but not delivered. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock and is calculated using the treasury stock method for stock options, restricted stock units, restricted stock, warrants and deferred common stock. Stock equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the three months ended March 31, 2023 and 2022, basic and diluted loss per share were as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(31,943)	$(2,013)
Denominator:
Weighted average shares outstanding	80,210,282	79,161,367
Weighted average restricted shares vested not delivered	1,696,631	1,727,684
Total basic weighted average shares outstanding	81,906,913	80,889,052
Dilutive effect of assumed conversion of restricted stock units	—	—
Total diluted weighted average shares outstanding	81,906,913	80,889,052
Basic and diluted loss per share:
Basic	$(0.39)	$(0.02)
Diluted	$(0.39)	$(0.02)

Based on exercise prices compared to the average stock prices for the three months ended March 31, 2023 and 2022, respectively, certain stock equivalents, including stock options and warrants, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended March 31,
	2023	2022
Restricted stock units	5,270,095	1,985,611
Stock options	2,139,000	2,139,000
Warrants	—	833,333
Total anti-dilutive securities	7,409,095	4,957,944

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	March 31, 2023	December 31, 2022
Gross amount:
Software developed for internal use	3	$15,403	13,740
Acquired proprietary technology	3-5	15,462	15,965
Customer relationships	5-10	38,068	38,068
Trade names	4-20	16,657	16,657
Domain names	20	195	195
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		118,845	117,685
Accumulated amortization:
Software developed for internal use		(9,076)	(8,097)
Acquired proprietary technology		(14,446)	(14,305)
Customer relationships		(35,404)	(35,156)
Trade names		(6,261)	(6,038)
Domain names		(70)	(68)
Databases		(24,170)	(23,508)
Non-competition agreements		(1,768)	(1,768)
Total accumulated amortization		(91,195)	(88,940)
Net intangible assets:
Software developed for internal use		6,327	5,643
Acquired proprietary technology		1,016	1,660
Customer relationships		2,664	2,912
Trade names		10,396	10,619
Domain names		125	127
Databases		7,122	7,784
Total intangible assets, net		$27,650	$28,745

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"); the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"); the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"); the acquisition of  a 50% interest in Winopoly, LLC (the "Initial Winopoly Acquisition"), effective April 1, 2020; and the acquisition of a 100% interest in True North Loyalty, LLC, (the "True North Acquisition"), effective January 1, 2022 (see Note 11, Business acquisition).

The Company completed its quarterly triggering event assessments for the three months ended  March 31, 2023 and has determined that no triggering event had occurred requiring impairment assessments for its long-lived assets.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Amortization expense of $2,256 and $3,141 for the three months ended March 31, 2023 and 2022, respectively, is included in depreciation and amortization expenses in the consolidated statements of operations. As of March 31, 2023, intangible assets with a carrying amount of $971, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of March 31, 2023, estimated amortization expenses related to the Company's intangible assets for the remainder of 2023 and through 2028 and thereafter are as follows:

Year	March 31, 2023
Remainder of 2023	$4,734
2024	6,816
2025	6,370
2026	2,332
2027	830
2028 and thereafter	6,568
Total	$27,650

4. Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for under business combination accounting. As of March 31, 2023, the total balance of goodwill was $33,354, a decrease of $25,700 from December 31, 2022, as a result of a non-cash impairment charge, offset by a $3,943 preliminary increase in goodwill related to the TAPP consolidation (see Note 12, Variable Interest Entities). The balance also relates to the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, the Initial Winopoly Acquisition, and the True North Acquisition (see Note 11, Business acquisition).

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

The Company completed its quarterly triggering event assessments for the three months ended March 31, 2023 and determined that the decline in the market value of its publicly-traded stock, which resulted in a corresponding decline in its market capitalization, constituted a triggering event. The Company conducted an interim test of the fair value of the Fluent reporting unit's goodwill for potential impairment as of March 31, 2023. The Company considered a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The Company determined that a market-based approach, which considered the Company’s implied market multiple applied to management’s forecast and further adjusted for a control premium, provided the best indication of fair value of the Fluent reporting unit. The results of this market-based approach indicated that its carrying value exceeded its fair value by 20%. The Company therefore concluded that the Fluent reporting unit’s goodwill of $51,614 was impaired and recorded a non-cash impairment charge of $25,700.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

5. Long-term debt, net

Long-term debt, net of unamortized discount and financing costs, related to the Credit Facility consisted of the following:

	March 31, 2023	December 31, 2022
Credit Facility due 2026 (less unamortized discount and financing costs of $596 and $656, respectively)	$39,404	$40,594
Less: Current portion of long-term debt	(5,000)	(5,000)
Long-term debt, net (non-current)	$34,404	$35,594

Credit Facility

On March 31, 2021, Fluent, LLC entered into a credit agreement (as amended, modified, extended, restated, replaced, or supplemented from time to time, the “Credit Agreement”) with certain subsidiaries of Fluent, LLC as guarantors, and Citizens Bank, N.A. as administrative agent, lead arranger and bookrunner. The Credit Agreement provides for a term loan in the aggregate principal amount of $50,000 funded on the closing date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15,000 (the "Revolving Loans," and together with the Term Loan, the "Credit Facility"). On December 20, 2022, the Company entered into the second amendment to the Credit Agreement, which amended certain provisions to: (i) reflect the replacement of the current benchmark settings with Term Secured Overnight Financial Rate ("SOFR") pursuant to an early opt-in election; (ii) acknowledge certain litigation matters; and (iii) join additional subsidiaries of Borrower as guarantors of the loan facilities provided under the Credit Agreement.  On May 15, 2023, the Company entered into the third amendment to the Credit Agreement, which amended certain provisions to: (i) add an additional tier of applicable margin to the selected rates; (ii) establish the applicable pricing floor for the remaining fiscal quarters in 2023; (iii) modify and adjust certain EBITDA add-backs for certain fiscal quarters in 2023; (iv) add monthly financial reporting for the remaining fiscal quarters in 2023; (v) provide additional financial covenant testing conditions on Fluent’s ability to draw on the Revolving Loans for the remaining fiscal quarters in 2023; (vi) provide additional notice of certain material events; (vii) add tiers to certain financial covenants and add a minimum cash liquidity financial covenant for the remaining fiscal quarters in 2023; (viii) provide additional restrictions on the ability to make loans and advances to officers, directors and employees for the remaining fiscal quarters in 2023; (ix) provide additional restrictions on the ability to invest in certain subsidiaries and joint ventures for the remaining fiscal quarters in 2023; (x) provide additional restrictions on the ability to make additional loans, investments or permitted acquisitions for the remaining fiscal quarters in 2023; and (xi) add unrestricted cash requirements in order for the Company to be permitted to pay dividends, make distributions or redeem or repurchase equity interests, for the remaining fiscal quarters in 2023, in each case pursuant to the terms and conditions under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the benchmark selected by the Borrower, which may be based on the Alternative Base Rate, LIBOR rate (subject to a floor of 0.25%) prior to the election as of December 31, 2022 or Term SOFR (subject to a floor of 0.00%) subsequent to the election, plus a margin applicable to the selected benchmark. The applicable margin is between 0.75% and 2.75% for borrowings based on the Alternative Base Rate and 1.75% and 3.25% for borrowings based on Term SOFR, depending upon the Borrower's total leverage ratio. The opening interest rate of the Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 7.16% (Term SOFR + 0.1% + 2.25%) as of March 31, 2023.

The Credit Agreement matures on March 31, 2026 and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended June 30, 2021. At March 31, 2023, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

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

The Credit Agreement also contains certain customary conditions to extensions of credit, including that representations and warranties made in the Existing Credit Agreement be materially true and correct at the time of such extension. One such representation concerning the absence of litigation or proceedings is not currently true and correct as a result of the matters pending involving the Federal Trade Commission and the Pennsylvania Office of the Attorney General described in FN 10, Contingencies. These matters do not represent events of default under the Credit Agreement, but at March 31, 2023, the Borrower is not able to draw on the Revolving Credit Facility due the representation and warranty requirement for an extension of credit.

Maturities

As of March 31, 2023, scheduled future maturities of the Credit Agreement are as follows:

Year	March 31, 2023
Remainder of 2023	$3,750
2024	5,000
2025	5,000
2026	26,250
Total maturities	$40,000

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. The Company updates its estimated annual effective tax rate (“AETR”) on a quarterly basis and, if the estimate changes, a cumulative adjustment is made.

As of  March 31, 2023 and December 31, 2022, the Company has recorded a full valuation allowance against net deferred tax assets and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the three months ended March 31, 2023, the Company's effective income tax expense rate of 0.3% primarily represents the projected federal and state cash tax expense expected to result in taxable income for full-year 2023 after the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses, offset by the benefit of federal research and development credits on expected federal cash tax expense. For the three months ended March 31, 2022, the Company's effective income tax benefit rate of 0% differed from the statutory federal income tax rate of 21%, with such differences resulting primarily from the application of the full valuation allowance against the Company's deferred tax assets.

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

As of  March 31, 2023 and December 31, 2022, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if recognized, would result in an increase to net operating losses that would be subject to a valuation allowance and, accordingly, result in no impact to the Company’s annual effective tax rate. As of March 31, 2023, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

7. Common stock, treasury stock and warrants

Common stock

As of  March 31, 2023 and December 31, 2022, the number of issued shares of common stock was 85,545,397 and 84,385,458, respectively, which included shares of treasury stock of 4,611,569 and 4,300,152, respectively.

For the three months ended March 31, 2023, the change in the number of issued shares of common stock was the result of an aggregate 1,159,939 shares of common stock issued upon vesting of RSUs, including 311,417 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, as discussed below.

Treasury stock

As of  March 31, 2023 and December 31, 2022, the Company held shares of treasury stock of 4,611,569 and 4,300,152, respectively with a cost of $11,407 and $11,171, respectively.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the three months ended March 31, 2023, 311,417 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 8, Share-based compensation.

8. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 15,422,523 shares of the Company's common stock, which became effective on August 10, 2022 (“Effective Date”). With the 2022 Plan, no further awards are available to be issued under the 2018 Stock Incentive Plan (the “Prior Plan”), but all awards under the Prior Plans that are outstanding as of the Effective Date will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreement. As of March 31, 2023, the Company had 6,091,436 shares of common stock available for grants pursuant to the 2022 Plan, which includes 922,286 shares of common stock previously available for issuance under the Prior Plan.

The primary purpose of the plans is to attract, retain, reward, and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company. In October 2022, the Company issued to certain of its senior officers and employees, restricted stock units (“RSUs”) (time-based vesting), long-term incentive grants (performance and time-based vesting RSUs), or performance share units (“PSUs”) (achievement of performance targets settled in cash) under the 2022 Plan.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company executives, which were issued on February 1, 2019, December 20, 2019,  March 1, 2020, and March 1, 2021, under the Prior Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125.00%, 133.33%, 133.33% and 133.33%, respectively, of the exercise price for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise price for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of March 31, 2023, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$2.81	$1.58	$1.46	$4.34
Fair value higher range	$2.86	$1.61	$1.49	$4.43
Exercise price	$4.72	$2.56	$2.33	$6.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

For the three months ended March 31, 2023, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2022	2,139,000	$4.37	6.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding as of March 31, 2023	2,139,000	$4.37	6.1	$—
Options exercisable as of March 31, 2023	1,242,000	$3.98	6.1	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the three months ended March 31, 2023, the unvested balance of stock options was as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2022	897,000	$4.91	6.3
Granted	—	—	—
Vested	—	—	—
Unvested as of March 31, 2023	897,000	$4.91	6.1

Compensation expense recognized for stock options of $0 and $105 for the three months ended March 31, 2023 and 2022, respectively, was recorded in sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of March 31, 2023, there was $0 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the three months ended March 31, 2023, details of unvested RSU activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2022	4,223,156	$5.37
Granted	2,910,185	$1.43
Vested and delivered	(848,522)	$3.42
Withheld as treasury stock (1)	(311,417)	$1.82
Vested not delivered (2)	(14,416)	$5.50
Forfeited	(688,891)	$1.43
Unvested as of March 31, 2023	5,270,095	$4.24

(1)

As discussed in Note 7, Common stock, treasury stock and warrants, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs. As of March 31, 2023, there were 4,611,569 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the three months ended March 31, 2023, there was a net increase in the vested not delivered balance as a result of the vesting of the 14,416 shares that were deferred due to timing of delivery of certain shares. As of March 31, 2023, 1,706,081 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs of $1,148 and $910 for the three months ended March 31, 2023 and 2022, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of March 31, 2023, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $8,397, which is expected to be recognized over a weighted average period of 2.1 years.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the three months ended March 31, 2023 and 2022, share-based compensation for the Company's stock options, RSUs, and common stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended March 31,
	2023	2022
Sales and marketing	$167	$170
Product development	191	160
General and administrative	763	658
Share-based compensation expense	1,121	988
Capitalized in intangible assets	27	27
Total share-based compensation	$1,148	$1,015

As of March 31, 2023, the Company recorded a liability of $15 related to PSUs that are to be settled in cash.

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). As of March 31, 2023, the Company has two operating segments and two corresponding reporting units, “Fluent” and “All Other,” and one reportable segment. “All Other” represents the operating results of AdParlor, LLC, and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. “Fluent,” for the purposes of segment reporting, represents the consolidated operating results of the Company excluding “All Other.”

Summarized financial information concerning the Company's segments for the three months ended March 31, 2023 and 2022 are shown in the following tables below:

	Three Months Ended March 31,
	2023	2022
Fluent segment revenue(1):
United States	$42,908	$60,659
International	32,330	$25,375
Fluent segment revenue	$75,238	$86,034
All Other segment revenue(1):
United States	$2,016	$2,989
International	—	40
All Other segment revenue	$2,016	$3,029
Segment EBITDA
Fluent segment EBITDA	$(28,579)	$1,921
All Other segment EBITDA	(215)	(243)
Total EBITDA	(28,794)	1,678
Depreciation and amortization	2,359	3,307
Total income (loss) from operations	$(31,153)	$(1,629)

(1) Revenue aggregation is based upon location of the customer.

	March 31,	December 31,
	2023	2022
Total assets:
Fluent	$140,618	$168,486
All Other	16,552	15,483
Total assets	$157,170	$183,969

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

As of March 31, 2023, long-lived assets are all located in the United States.

For the three months ended  March 31, 2023, the Company identified an international customer within the Fluent segment with revenue in the amount of $19,125 which represents 25% of consolidated revenue.

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

The New York State Department of Taxation and Finance (the “Tax Department”) performed a sales and use tax audit covering the period from December 1, 2010 to November 30, 2019. The Tax Department asserted that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed taxable information services. The Company reached a settlement with the Tax Department for $1,700 which was paid on April 1, 2022. Starting on  March 1, 2022, the Company has been collecting and remitting New York sales tax on certain list management and hosted revenues from New York based clients.

On January 28, 2020, Fluent received a Civil Investigative Demand from the FTC regarding compliance with the FTC Act and the Telemarketing Sales Rule (“TSR”). On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty. The Company has been negotiating resolution of the terms of the consent order with the FTC staff. On January 12, 2023, the Company made an initial proposal of $5.0 million for the civil monetary penalty contingent on successful negotiation of the remaining outstanding injunctions and other provisions. On January 30, 2023, the FTC staff forwarded a complaint recommendation to the FTC’s Bureau of Consumer Protection for consideration. On March 3, 2023, the Company met with the Bureau of Consumer Protection and, as a result of that meeting, the Company continued negotiation with the FTC staff. On April 12, 2023, the FTC staff recommended that the FTC’s Bureau of Consumer Protection forward a complaint recommendation to the Commission. The Company is scheduled to meet with the Commission on May 16, 2023 in an effort to continue negotiations on the limited outstanding issues.  The Company is seeking an agreement with the FTC on the terms of a consent order, including injunctive and civil monetary penalty provisions, but there is no assurance this will occur. The Company accrued $5,000 in connection with this matter for the year ended December 31, 2022, which it continues to maintain, however, a final civil monetary penalty could be higher or lower. The Company will continue to devote substantial resources and incur outside legal expenses until this matter is concluded.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PAAG”) that it was reviewing the Company’s business practices relating to telemarketing. After the Company and the PAAG were unable to reach agreement on a proposed Assurance of Voluntary Compliance, the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties, and other relief in the United States District Court for the Western District of Pennsylvania on November 2, 2022. While the Company believes that its historical practices were in full compliance with the PA Consumer Protection Law and the TSR, the Company has updated its telemarketing practices. On May 8, 2023, the Parties notified the Court that they had reached a settlement in principle and are coordinating on finalizing documentation for submission to the Court.  As part of the settlement in principle, the Company has agreed to pay the PAAG $250 for investigatory costs, of which $200 had been accrued for as of March 31, 2023.

The Company has been involved in a TCPA class action, Daniel Berman v. Freedom Financial Network, which was originally filed in 2018. Plaintiff's second Motion for Class Certification (the first such motion was denied) is pending and oral argument was scheduled for February 7, 2023. The parties entered into a Class Action Settlement Agreement which provides for payment to plaintiffs of $9,750 and injunctive provisions. The Company will contribute $3,100 towards the settlement, payable following the approval of the Final Approval Order and Judgement anticipated to occur in approximately a year. This amount was accrued during the three months ended  December 31, 2022. This amount is payable $1,100 in cash and $2,000 pursuant to an interest-bearing note with a two-year term provided by co-defendant, Freedom Financial.

11. Business acquisition

True North Acquisition

On  January 1, 2022, the Company acquired a 100% membership interest in True North Loyalty, LLC for a deemed purchase price of $2,321, which consisted of $1,000 in cash at closing, $860 of deferred payments due at both the first and second anniversary of the closing date adjusted for net-working capital, and contingent consideration with a fair value at the closing date of $250, payable in common stock based upon the achievement of specified revenue targets over the five-year period following the completion of the acquisition. The Company also issued 100,000 shares of fully-vested common stock under the Prior Plan to the sellers valued at $211. Certain seller parties entered into employment and non-competition agreements with the Company in connection with the True North Acquisition. True North Loyalty, LLC is a subscription-based business that utilizes call center operations and other media channels to market recurring revenue services to consumers. In accordance with ASC 805, the Company determined that the True North Acquisition constituted the purchase of a business.

On  January 1, 2022, the Company determined to use the excess earnings method, a variation of the income approach, to amortize: (i) the fair value of the acquired customer relationships related to subscribers of $170 over a period of one year, and (ii) the fair value of the acquired customer relationships related to call centers of $1,180, over a period of five years. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of $1,092 and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. For tax purposes, the goodwill is not deductible.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

12. Variable Interest Entity

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company assesses whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date.

On January 9, 2023, the Company entered into employment agreements with certain key employees of TAPP, LLC (“TAPP”), an influencer-based business, which uses as an application to utilize its relationship with influencer to bring consumers to advertising clients. The Company is also a customer of TAPP and accounts for the majority of TAPP’s revenues. By virtue of TAPP’s key employees being employed by the Company and the significance of the Company to TAPP’s financial performance, the Company determined that TAPP qualified as a VIE in which the Company had a variable interest and that the Company is the primary beneficiary as a result of its significant influence and control over certain activities that most significantly impact its economic performance. As a result, the Company consolidates the TAPP operations. As the Company does not have an equity interest, 100% of the net assets and results of the operations of TAPP are attributable to non-controlling interests.

As the Company gained control of TAPP, in accordance with ASC 805, Business Combinations (ASC 805), it was then determined that TAPP constituted a business. The deemed fair value of the consideration was $3,943, which consisted of $1,250 of initial cash and $2,693 which was contingent based upon achievement of specified revenue and media margin targets over three- years. The purchase price allocation is based upon preliminary estimates as not all information relevant to determine these amounts were available as of March 31, 2023. Under these circumstances, the preliminary valuation was based upon initial internal estimates. The assets acquired include publisher contract intangibles and goodwill. The tax effects of this transaction are still being evaluated. Preliminary allocation to net-working capital and acquired assets is expected to be immaterial and as a result the initial allocation of the consideration resulted in goodwill of $3,943. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the transaction date, which is January 9, 2023. Finalization of the valuation during the measurement period could result in changes in the amounts recorded for the transaction date fair value. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired, and represents workforce and expected cash flow generation for the TAPP business that does not qualify for separate recognition as intangible assets. At and for the three months ended March 31, 2023, the assets and revenues of TAPP totaled a de minimis percentage of the Company’s total assets and revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. In addition to historical information, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. Forward-looking statements are those that do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as “anticipate,” “believe," "estimate," "expect," "intend," "project," "will,"  or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this and our other Quarterly Reports on Form 10-Q, as well as the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 15, 2023 ("2022 Form 10-K") including without limitation, those discussed in Item 1A. "Risk Factors." in Part I. of the 2021 Form 10-K, and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company"), is an industry leader in data-driven digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We deliver data and performance-based marketing executions to our clients, which include over 500 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer, and Staffing & Recruitment.

We attract consumers at scale to our owned digital media properties primarily through promotional offerings where they are rewarded for completing activities within our platforms. To register on our sites, consumers provide their names, contact information and opt-in permission to present them with relevant offers on behalf of our clients. Approximately 90% of these users engage with our media on their mobile devices or tablets. Our always-on, real-time capabilities enable users to access our media whenever and wherever they choose.

Once users have registered on our sites, we integrate our proprietary direct marketing technologies to engage them with surveys, polls, and other experiences, through which we gather information about their lifestyles, preferences, purchasing histories and other matters. Based on these insights, we serve targeted, relevant offers to them on behalf of our clients. As new users register and engage on our sites and existing registrants re-engage, the enrichment of our database expands our addressable client base and improves the effectiveness of our performance-based campaigns.

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We have permission to contact the majority of users in our database through multiple channels, such as email, direct mail, telephone, push notifications, and SMS text messaging. We leverage this data in our performance offerings primarily to serve advertisements that we believe will be relevant to users based on the information they provide when they engage with our sites, and in our data offerings to provide our clients with users' contact information so that our clients may communicate with them directly. We may also leverage our existing database into new revenue streams, including utilization-based models, such as programmatic advertising and call centers.

We generate revenue by delivering measurable online marketing results to our clients. We differentiate ourselves from other marketing alternatives by our abilities to provide clients with a cost-effective and measurable return on advertising spend ("ROAS", a measure of profitability of sales compared to the money spent on ads), to manage highly targeted and highly fragmented online media sources and to provide access to our owned digital media properties and technology platforms. We are predominantly paid on a negotiated or market-driven “per click,” “per lead,” or other “per action” basis that aligns with the customer acquisition cost targets of our clients. We bear the costs of sourcing traffic from publishers for our owned digital media properties that ultimately generate qualified clicks, leads, calls, app downloads or customers for our clients.

Through AdParlor Holdings, Inc., we conduct our non-core business which offers clients various social media strategies through the planning and buying of media on different platforms.

First Quarter Financial Summary

Three months ended March 31, 2023, compared to three months ended March 31, 2022:

•	Revenue decreased 13% to $77.3 million, compared to $89.1 million
•	Net loss was $31.9 million, or $0.39 per share, compared to net loss of $2.0 million or $0.02 per share
•

Gross profit (exclusive of depreciation and amortization) was $19.0 million, a decrease of 12% as compared to three months ended March 31, 2022, and representing 25% of revenue for the three months ended March 31, 2023

•	Media margin decreased 15% to $22.0 million, compared to $26.0 million, representing 28.4% of revenue for the three months ended March 31, 2023
•	Adjusted EBITDA decreased to $0.4 million representing 0.6% of revenue, based on net loss of $31.9 million, compared to $4.8 million, based on net loss of $2.0 million
•	Adjusted net loss was $2.7 million, or $0.03 per share, compared to adjusted net income of $1.1 million, or $0.01 per share

Media margin, adjusted EBITDA, and adjusted net income (loss) are non-GAAP financial measures. See "Definitions, Reconciliations and Uses of Non-GAAP Financial Measures" below.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

Our business depends on identifying and accessing media sources that are of high quality and on our ability to attract targeted users to our media properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in the evolving regulatory landscape of our industry, we implemented a Traffic Quality Initiative or TQI in 2020. Generating high quality traffic will remain a focus moving forward, and it is now part of a broader initiative to improve the consumer experience.

Starting in 2022, we increased our spend with major digital media platforms, revised our bidding strategies for affiliate traffic, and developed partnerships to expand traffic from social media platforms, including the growing influencer segment. We also pursued strategic initiatives that enable us to grow revenue with existing user traffic volume, while attracting new users to our media properties via email and SMS messages. These efforts have continued into the first quarter of 2023, as we continue to focus on improved monetization of consumer traffic through improved customer relationship management and internal capabilities that allow us to re-engage consumers who have registered on our owned media properties. Through these initiatives, our business has become less dependent on the volume of users to generate revenue growth.

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

Volatility of affiliate supply sources, changes in search engine algorithms, email and text message blocking algorithms, and increased competition for available media made the process of growing our traffic volume under our evolving quality standards challenging, which we saw in 2022, have continued to be a factor in the first quarter of 2023. In an effort to offset these challenges, we are investing in internal efforts to secure additional traffic from the influencer segment and we will continue to strategically grow our e-commerce post sales solution. In light of the challenging macro-economic environment, we have reviewed our strategic investments for 2023 and paused or eliminated lower priority projects while also streamlining our organization through targeted workforce reductions. The mix and profitability of our media channels, strategies, and partners is likely to continue to be dynamic and reflect evolving market trends.

Advertiser Trends & Seasonality

We deliver data and performance-based marketing executions to our clients across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer, and Staffing & Recruitment. Into 2023, both data and performance-based spend continued to be challenged by a slowing economy and general economic uncertainty. We experienced slowdowns in the first quarter in certain segments of the Media & Entertainment, Staffing & Recruitment, and Financial Products & Services sectors.

In an effort to offset these challenges, we continue to work with a select group of advertisers to define high performing consumer segments and strategically price paid conversions to help clients drive higher return on ad spend. That initiative drove additional budgets from the gaming segment, which continues to represent a large and growing component of our revenue mix in 2023.

Additionally, our results are subject to fluctuations as a result of seasonality and cyclicality in our and our clients’ businesses. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions. For example, our fourth fiscal quarter ending December 31 has typically been characterized by higher advertiser budgets, which can be somewhat offset by seasonal challenges of lower availability and/or higher pricing for some forms of media, which we did not see in 2022 and we believe was due to economic uncertainty and other factors outside of our control.

Further, as reflected in historical data from the Interactive Advertising Bureau, industry spending on internet advertising has generally declined sequentially in the first quarter of the calendar year from the fourth quarter. Similar to the industry overall, some of our clients have historically had lower advertising budgets during our first fiscal quarter ending March 31; however, we believe that the breadth of industries in which our clients operate provides us with some insulation from these fluctuations.

During the first quarter of 2023, we continued to be impacted by slowing economic conditions and uncertainty. To confront these headwinds, we will continue efforts to diversify our client base and we intend to further develop our initiative to drive higher return on advertising spend across additional segments of advertisers in an effort to gain additional budget allocations and further improve our user monetization.

Current Economic Conditions

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts. Inflation, rising interest rates and reduced consumer confidence have caused our clients and their customers to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain.

Please see Item 1A. Risk Factors in the 2022 Form 10-K, for more information or further discussion of the possible impact of unfavorable conditions on our business.

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

Adjusted EBITDA is defined as net income (loss) excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) goodwill impairment, (6) write-off of intangible assets, (7) acquisition-related costs, (8) restructuring and other severance costs, and (9) certain litigation and other related costs.

Adjusted net income (loss) is defined as net income (loss) excluding (1) share-based compensation expense, (2) goodwill impairment, (3) write-off of intangible assets, (4) acquisition-related costs, (5) restructuring and other severance costs, and (6) certain litigation and other related costs. Adjusted net income (loss) is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three months ended March 31, 2023 and 2022, respectively, which we believe is the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2023	2022
Revenue	$77,254	$89,063
Less: Cost of revenue (exclusive of depreciation and amortization)	58,272	67,562
Gross profit (exclusive of depreciation and amortization)	$18,982	$21,501
Gross profit (exclusive of depreciation and amortization) % of revenue	25%	24%
Non-media cost of revenue (1)	2,981	4,449
Media margin	$21,963	$25,950
Media margin % of revenue	28.4%	29.1%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net loss for the three months ended March 31, 2023 and 2022, respectively, which we believe is the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2023	2022
Net loss	$(31,943)	$(2,013)
Income tax expense	101	—
Interest expense, net	689	384
Depreciation and amortization	2,359	3,307
Share-based compensation expense	1,061	988
Goodwill impairment	25,700	—
Write-off of intangible assets	—	128
Acquisition-related costs(1)(2)	623	558
Restructuring and other severance costs	480	—
Certain litigation and other related costs	1,378	1,402
Adjusted EBITDA	$448	$4,754

(1)

Balance includes compensation expense related to non-competition agreements entered into as a result of acquisitions (see Note 11. Business acquisition, in the Notes to the Consolidated Financial Statements)

(2)	Balance includes earn-out expense of $85 for the three months ended March 31, 2023 as a result of an acquisition.

Below is a reconciliation of adjusted net income (loss) and adjusted net income (loss) per share from net loss for the three months ended March 31, 2023 and 2022, respectively, which we believe is the most directly comparable GAAP measure.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Net loss	$(31,943)	$(2,013)
Share-based compensation expense	1,061	988
Goodwill impairment	25,700	—
Write-off of intangible assets	—	128
Acquisition-related costs(1)(2)	623	558
Restructuring and other severance costs	480	—
Certain litigation and other related costs	1,378	1,402
Adjusted net income (loss)	$(2,701)	$1,063
Adjusted net income (loss) per share:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01
Weighted average number of shares outstanding:
Basic	81,906,913	80,889,052
Diluted	81,906,913	81,021,030

(1)	Balance includes compensation expense related to non-competition agreements entered into as a result of acquisitions (see Note 11. Business acquisition, in the Notes to the Consolidated Financial Statements)
(2)	Balance includes earn-out expense of $85 for the three months ended March 31, 2023 as a result of an acquisition.

We present media margin, media margin as a percentage of revenue, adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per share as supplemental measures of our financial and operating performance because we believe they provide useful information to investors. More specifically:

Media margin, as defined above, is a measure of the efficiency of the Company’s operating model. We use media margin and the related measure of media margin as a percentage of revenue as primary metrics to measure the financial return on our media and related costs, specifically to measure the degree by which the revenue generated from our digital marketing services exceeds the cost to attract the consumers to whom offers are made through our services. Media margin is used extensively to manage our operating performance, including evaluating operational performance against budgeted media margin and understanding the efficiency of our media and related expenditures. We also use media margin for performance evaluations and compensation decisions regarding certain personnel.

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

Media margin, adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per share are non-GAAP financial measures with certain limitations regarding their usefulness. They do not reflect our financial results in accordance with GAAP, as they do not include the impact of certain expenses that are reflected in our consolidated statements of operations. Accordingly, these metrics are not indicative of our overall results or indicators of past or future financial performance. Further, they are not financial measures of profitability and are neither intended to be used as a proxy for the profitability of our business nor to imply profitability. The way we measure media margin, adjusted EBITDA, and adjusted net income (loss) may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in our various agreements.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Revenue	$77,254	$89,063	(13%)

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenue for the three months ended March 31, 2023 decreased $11.8 million, or 13%, to $77.3 million, compared to $89.1 million for the three months ended March 31, 2022. The decrease was largely attributable to declines in the US Rewards business and employment opportunities marketplace, which in turn was due to reduction in client spending, challenging labor market, and changes in certain business practices to reflect increased regulatory scrutiny. The revenue decline was partially offset by continued growth in our call solutions business and the international Rewards business which was driven by new affiliates, new advertisers, new campaigns, higher traffic, and accelerated creative testing.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Cost of revenue (exclusive of depreciation and amortization)	$58,272	$67,562	(14%)

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Cost of revenue for the three months ended March 31, 2023 (exclusive of depreciation and amortization) decreased $9.3 million, or 14%, to $58.3 million, compared to $67.6 million for the three months ended March 31, 2022. The decrease was primarily attributable to client pullbacks and a continued reduction in spending for the US Rewards business, as well as changes in certain business practices to reflect increased regulatory scrutiny in the employment opportunities marketplace. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites. The costs also include enablement costs associated with our call centers and tracking costs related to our consumer data. In addition, there are indirect costs which include fulfillment costs related to rewards earned by consumers who complete the requisite number of advertisers' offers, along with call center software and hosting costs.

The total cost of revenue for the three months ended March 31, 2023 (exclusive of depreciation and amortization) as a percentage of revenue decreased to 75% compared to 76% for the three months ended March 31, 2022. The decrease was largely attributable to the decrease in fulfillment costs related as a percentage of revenue.

In the normal course of executing paid media campaigns to source consumer traffic, we regularly evaluate new channels, strategies, and partners, in an effort to identify actionable opportunities which can then be optimized over time. Traffic acquisition costs incurred with the major digital media platforms have historically been higher than affiliate traffic sources. For the three months ended March 31, 2023 digital media spend continued to be driven by strategic test and learn initiatives that began in the second quarter of 2022. The mix and profitability of our media channels, strategies, and partners is likely to be dynamic and reflect evolving market dynamics and the impact of our Traffic Quality Initiative. As we evaluate and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability. The improved traffic quality being sourced is the foundation to support sustainable long-term growth and positioning us as an industry leader. Past levels of cost of revenue (exclusive of depreciation and amortization) may therefore not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Sales and marketing	$4,813	$3,852	25%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Sales and marketing expenses for the three months ended March 31, 2023 increased $0.9 million, or 25%, to $4.8 million, compared to $3.9 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, sales and marketing expense consisted mainly of employee salaries and benefits of $3.8 million and $3.3 million, advertising costs of $0.3 and $0.3 million, and non-cash share-based compensation expenses of $0.2 and $0.2 million.  The increase is primarily reflective of an increase in headcount and annual salary increases.

Product development

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Product development	$4,938	$4,556	8%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Product development expense for the three months ended March 31, 2023 increased $0.4 million, or 8%, to $4.9 million, compared to $4.6 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, product and development expense consisted mainly of salaries and benefits of $3.5 million and $3.3 million, professional fees of $0.5 million and $0.7 million, software license and maintenance costs of $0.5 million and $0.4 million, and non-cash share-based compensation expense of $0.2 million and $0.2 million, respectively. The increase in product development expenses reflects an increase in salaries and wages due to annual salary increases and investments in our technology and analytics platform.

General and administrative

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
General and administrative	$12,325	$11,287	9%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

General and administrative expenses for the three months ended March 31, 2023 increased by $1.0 million, or 9%, to $12.3 million, compared to $11.3 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, general and administrative expense consisted mainly of employee salaries and benefits of $4.9 million and $4.9 million, professional fees of $1.6 million and $1.4 million, office overhead of $1.1 million and $1.1 million, certain litigation and related costs of $1.4 million and $1.4 million, non-cash share-based compensation expense of $0.8 million and $0.7 million, software license and maintenance costs of $0.6 million and $0.6 million, and acquisition-related costs of $0.6 million and $0.6 million. The increase was mainly the result of increased professional fees and strategic company training expenses.

During the first quarter of 2023, the Company implemented reductions in the workforce that resulted in the termination of approximately twenty employees. These reductions in workforce were implemented following management’s determination to reduce headcount and decrease the Company's costs to more effectively align resources to the core business operations. In connection with these reductions in workforce, the Company incurred $0.5 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by March 31, 2024. Apart from these exit-related restructuring costs, these reductions in workforce are expected to result in corresponding reductions in future salary and benefit expenses primarily in product development and general and administrative expense.

Depreciation and amortization

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Depreciation and amortization	$2,359	$3,307	(29%)

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Depreciation and amortization expenses for the three months ended March 31, 2023 decreased $0.9 million, or 29%, to $2.4 million, compared to $3.3 million for the three months ended March 31, 2022. This decrease is due to certain intangible assets that fully amortized as compared to the prior three months ended March 31, 2022.

Goodwill impairment

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Goodwill impairment	($25,700)	—	—

Three months ended March 31, 2023 compared to three months ended March 31, 2022

For the three months ended  March 31, 2023, the Company recognized an impairment loss related to goodwill of $25.7 million with no corresponding charge in the prior period.

Write-off of intangible assets

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Write-off of intangible assets	—	$128	(100%)

Three months ended March 31, 2023 compared to three months ended March 31, 2022

For the three months ended March 31, 2023, the Company recognized $0.1 million for the write off of intangible assets related to software developed for internal use for the three months ended March 31, 2022, with no corresponding change in the current period.

Interest expense, net

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Interest expense, net	($689)	($384)	79%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Interest expense, net, for the three months ended March 31, 2023 increased $0.3 million, compared to the three months ended March 31, 2022, which was driven by a higher average interest rate on the Term Loan described below under “Liquidity and Capital Resources”.

Loss before income taxes

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Loss before income taxes	($31,842)	($2,013)	1482%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Loss before income taxes for the three months ended March 31, 2023 was $31.8 million, compared to loss before income taxes of $2.0 million for the three months ended March 31, 2022. The increase in loss before income taxes of $29.8 million was primarily due to an increase of goodwill impairment and write-off of intangibles of $25.6 million, a decline in revenue of $11.8 million, and an increase in operating expenses, partially offset by the decline in cost of revenue of $9.3 million, as discussed above.

Income tax expense

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Income tax expense	($101)	—	—

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Income tax expense for the three months ended March 31, 2023 was $0.1 million, with no corresponding impact for the three months ended March 31, 2022.

As of March 31, 2023 and 2022, we recorded a full valuation allowance against our net deferred tax assets. The Company intends to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

Net loss

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Net loss	($31,943)	($2,013)	1,486.8%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Net loss for the three months ended March 31, 2023 was $31.9 million compared to net loss of $2.0 million for the three months ended March 31, 2022 due to a net increase of goodwill impairment and write-off of intangibles of $25.6 million, the decline in revenue of $11.8 million, and an increase in operating expenses, partially offset by the decline in cost of revenue of $9.3 million, as discussed above.

Liquidity and Capital Resources

Cash provided by (used in) operating activities. For the three months ended March 31, 2023, net cash provided by operating activities was $4.9 million, compared to net cash used by operating activities of $1.8 million for the three months ended March 31, 2022. Net loss in the current period of $31.9 million represents an increase of $29.9 million, as compared with net loss of $2.0 million in the prior period. Adjustments to reconcile net loss to net cash provided by operating activities of $29.1 million in the current period increased by $24.5 million, as compared with $4.6 million in the prior period, primarily due to a goodwill impairment in the first quarter of 2023 offset by lower depreciation and amortization in the current period. Changes in assets and liabilities sourcing cash of $7.7 million in the current period, as compared with consuming cash of $4.3 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash used in investing activities. For the three months ended March 31, 2023 and 2022, net cash used in investing activities was $2.4 million and $2.0 million, respectively. The increase was mainly due to the impact of the TAPP consolidation that occurred in the period ended March 31, 2023, partially offset by the True North Acquisition that occurred in the period ended March 31, 2022.

Cash used in financing activities. Net cash used in financing activities for the three months ended March 31, 2023 and 2022 was $1.5 million $1.7 million, respectively. The change was due to a decline in taxes paid related to share settlements of vesting of restricted stock units.

As of March 31, 2023, we had noncancelable operating lease commitments of $6.0 million and long-term debt with a $40.0 million principal balance. For the three months ended March 31, 2023, we funded our operations using available cash.

As of March 31, 2023, we had cash and cash equivalents of approximately $26.6 million, a decrease of $1.1 million from $25.5 million as of December 31, 2022. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond regardless of our inability to access the Credit Facility described below.

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

On March 31, 2021, Fluent, LLC, our wholly-owned subsidiary, entered into a credit agreement (as amended, modified, extended, restated, replaced, or supplemented from time to time, the “Credit Agreement”) with certain subsidiaries of Fluent, LLC as guarantors and Citizens Bank, N.A., as administrative agent, lead arranger and bookrunner, and BankUnited, N.A. and Silicon Valley Bank ("SVB"). The Credit Agreement provides for a term loan in the aggregate principal amount of $50.0 million funded on the Closing Date (the “Term Loan”), along with an undrawn revolving credit facility of up to $15.0 million (the "Revolving Loans," and together with the Term Loan, the "Credit Facility"). On December 20, 2022, the Company entered into the second amendment to the Credit Agreement, which amended certain provisions to: (i) reflect the replacement of the current benchmark settings with Term Overnight Financing Rate ("SOFR") pursuant to an early opt-in election; (ii) acknowledge certain litigation matters; and (iii) join additional subsidiaries of Borrower as guarantors of the loan facilities provided under the Credit Agreement.  On May 15, 2023, the Company entered into the third amendment to the Credit Agreement, which amended certain provisions to: (i) add an additional tier of applicable margin to the selected rates; (ii) establish the applicable pricing floor for the remaining fiscal quarters in 2023; (iii) modify and adjust certain EBITDA add-backs for certain fiscal quarters in 2023; (iv) add monthly financial reporting for the remaining fiscal quarters in 2023; (v) provide additional financial covenant testing conditions on Fluent’s ability to draw on the Revolving Loans for the remaining fiscal quarters in 2023; (vi) provide additional notice of certain material events; (vii) add tiers to certain financial covenants and add a minimum cash liquidity financial covenant for the remaining fiscal quarters in 2023; (viii) provide additional restrictions on the ability to make loans and advances to officers, directors and employees for the remaining fiscal quarters in 2023; (ix) provide additional restrictions on the ability to invest in certain subsidiaries and joint ventures for the remaining fiscal quarters in 2023; (x) provide additional restrictions on the ability to make additional loans, investments or permitted acquisitions for the remaining fiscal quarters in 2023; and (xi) add unrestricted cash requirements in order for the Company to be permitted to pay dividends, make distributions or redeem or repurchase equity interests, for the remaining fiscal quarters in 2023, in each case pursuant to the terms and conditions under the Credit Agreement. As of March 31, 2023, the Credit Agreement has an outstanding principal balance of $40.0 million and matures on March 31, 2026. Principal amortization of the Credit Agreement is $1.3 million per quarter, which commenced with the fiscal quarter ended June 30, 2021.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the benchmark selected by the Borrower, which may be based on the Alternative Base Rate, LIBOR rate (subject to a floor of 0.25%) prior to the election on January 3, 2023 or Term SOFR (Secured Overnight Financing Rate) (subject to a floor of 0.00%) subsequent to the election on January 3, 2023, plus a margin applicable to the selected benchmark. The applicable margin is between 0.75% and 1.75% for borrowings based on the Alternative Base Rate and 1.75% and 2.75% for borrowings based on LIBOR and Term SOFR, depending upon the Borrower's Total Leverage Ratio. The opening interest rate of the Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 7.16% (Term SOFR + 0.1% + 2.25%) as of March 31, 2023.

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

The Credit Agreement requires us to maintain and comply with certain financial and other covenants. At March 31, 2023, we were in compliance with all of the financial and other covenants under the Credit Agreement.

The Credit Agreement also contains certain customary conditions to extensions of credit, including that representations and warranties made in the Existing Credit Agreement be materially true and correct at the time of such extension. One of the customary conditions, including representation and warranties, related to the extension of credit is currently not true and correct as a result of certain legal matters involving the FTC and the PAAG, as described in FN 10, Contingencies, in the Notes to Consolidated Financial Statements above and Part II, Item 1 – Legal Proceedings below. These matters do not represent events of default under the Credit Agreement, but we are currently unable to draw on the Revolving Loans due the representation and warranty requirement for an extension of credit. As noted above, SVB is a lender under the Credit Agreement, which was assumed by the newly created Silicon Valley Bridge Bank, N.A. under the FDIC and was subsequently acquired by First-Citizens Bank & Trust Company. We currently owe SVB approximately $11.1 million under the Term Loan, which is an obligation unaffected by the acquisition of SVB. SVB has committed to approximately $4.0 million of the $15.0 million in Revolving Loan capacity, and at such time as we are eligible to draw upon the Revolver, that commitment is unaffected by the acquisition of SVB. As a result, the Company does not believe the closure to have a material adverse effect on its liquidity.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We periodically evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. All amounts below are presented in thousands.

As disclosed in Note 4, Goodwill, the Company engaged a third party to assist in conducting an interim test of the fair value of its goodwill for potential impairment for the three months ended March 31, 2023. The Company considered a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The Company determined that a market-based approach, which considered the Company’s implied market multiple applied to management’s forecast and further adjusted for a control premium, provided the best indication of fair value of the Fluent reporting unit. Based on the results of this market-based approach as of March 31, 2023, the Company concluded that its carrying value exceeded its estimated fair value by 20%. As such the Company concluded that its goodwill of $51,614 for the Fluent reporting unit was impaired and recorded a non-cash impairment charge of $25,700 for the first quarter of 2023.

For additional information, please refer to our 2022 Form 10-K. There have been no additional material changes to Critical Accounting Policies and Estimates disclosed in the 2022 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company's Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023. Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during this quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as disclosed below under "Certain Legal Matters," the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the Company's management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company. Legal fees associated with such legal proceedings are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including Financial Accounting Standards Board Accounting Standards Codification 450, Contingencies, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not accrue liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

Certain Legal Matters

The New York State Department of Taxation and Finance (the “Tax Department”) performed a sales and use tax audit covering the period from December 1, 2010 to November 30, 2019. The Tax Department asserted that revenue derived from certain of the Company’s customer acquisition and list management services are subject to sales tax, as a result of being deemed taxable information services. The Company reached a settlement with the Tax Department for $1.7 million which was paid on April 1, 2022. Starting on March 1, 2022, the Company has been collecting and remitting New York sales tax on certain of list management and hosted revenues from New York based clients.

On January 28, 2020, Fluent received a Civil Investigative Demand from the FTC regarding compliance with the FTC Act and the Telemarketing Sales Rule (“TSR”). On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty. The Company has been negotiating resolution of the terms of the consent order with the FTC staff. On January 12, 2023, the Company made an initial proposal of $5.0 million for the civil monetary penalty contingent on successful negotiation of the remaining outstanding injunctions and other provisions. On January 30, 2023, FTC staff forwarded a complaint recommendation to the FTC’s Bureau of Consumer Protection for consideration. On March 3, 2023, the Company met with the Bureau of Consumer Protection, and as a result of that meeting, the Company is continued negotiation with the FTC staff. On April 12, 2023, the FTC staff recommended that the FTC’s Bureau of Consumer Protection forward a complaint recommendation to the Commission. The Company is scheduled to meet with the Commission on May 16, 2023 in an effort to continue negotiations on the limited outstanding issues.  The Company is seeking an agreement with the FTC on the terms of a consent order, including injunctive and civil monetary penalty provisions, but there can be no assurance this will occur. The Company accrued $5.0 million in connection with this matter for the year-ended December 31, 2022, which it continues to maintain, however, a final civil monetary penalty could be higher or lower. The Company will continue to devote substantial resources and incur outside legal expenses to reach a settlement.

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General (“PAAG”) that it was reviewing the Company’s business practices relating to telemarketing. After the Company and the PAAG were unable to reach agreement on a proposed Assurance of Voluntary Compliance, the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties, and other relief in the United States District Court for the Western District of Pennsylvania on November 2, 2022. While the Company believes that its historical practices were in full compliance with the PA Consumer Protection Law and the TSR, the Company has updated its telemarketing practices. On May 8, 2023, the Parties notified the Court that they had reached a settlement in principle and are coordinating on finalizing documentation for submission to the Court.  As part of the settlement in principle, the Company has agreed to pay the PAAG $0.25 million for investigatory costs, of which $0.20 million had been accrued for as of March 31, 2023.

The Company has been involved in a TCPA class action, Daniel Berman v. Freedom Financial Network, which was originally filed in 2018. Plaintiff's second Motion for Class Certification (the first such motion was denied) is pending and oral argument was scheduled for February 7, 2023. The parties entered into a Class Action Settlement Agreement which provides for payment to plaintiffs of $9.75 million and injunctive provisions. The Company will contribute $3.1 million towards the settlement, payable following the approval of the Final Approval Order and Judgement anticipated to occur in approximately a year and which was accrued as of December 31, 2022. This amount is payable $1.1 million in cash and $2.0 million pursuant to an interest-bearing note with a two-year term provided by a co-defendant, Freedom Financial.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2022 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	—	—	—	—
February 1-28, 2023	—	—	—	—
March 1-31, 2023	311,417	0.76	—	—
Total	311,417	0.76	—	—

(1)
During March 2023, 311,417 shares were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with the applicable equity incentive plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering events, the information below is being disclosed under this Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement), Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of Registrant) [and Item 3.03 (Material Modification to rights of Security Holders)] of Form 8-K.

On May 15, 2023, the Company entered into the third amendment to the credit agreement (as amended, modified, extended, restated, replaced, or supplemented from time to time, the “Credit Agreement”) with certain subsidiaries of Fluent, LLC as guarantors, and Citizens Bank, N.A. as administrative agent, lead arranger and bookrunner, which amended certain provisions to temporarily: (i) add an additional tier of applicable margin to the selected rates; (ii) establish the applicable pricing floor for the remaining fiscal quarters in 2023; (iii) modify and adjust certain EBITDA add-backs for certain fiscal quarters in 2023; (iv) add monthly financial reporting for the remaining fiscal quarters in 2023; (v) provide additional financial covenant testing conditions on Fluent’s ability to draw on the Revolving Loans for the remaining fiscal quarters in 2023; (vi) provide additional notice of certain material events; (vii) add tiers to certain financial covenants and add a minimum cash liquidity financial covenant for the remaining fiscal quarters in 2023; (viii) provide additional restrictions on the ability to make loans and advances to officers, directors and employees for the remaining fiscal quarters in 2023; (ix) provide additional restrictions on the ability to invest in certain subsidiaries and joint ventures for the remaining fiscal quarters in 2023; (x) provide additional restrictions on the ability to make additional loans, investments or permitted acquisitions for the remaining fiscal quarters in 2023; and (xi) add unrestricted cash requirements in order for the Company to be permitted to pay dividends, make distributions or redeem or repurchase equity interests, for the remaining fiscal quarters in 2023, in each case pursuant to the terms and conditions under the Credit Agreement.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication	8-K	001-37893	3.1	3/26/2015

3.2	Certificate of Incorporation	8-K	001-37893	3.2	3/26/2015

3.3	Certificate of Amendment to the Certificate of Incorporation	8-K	001-37893	3.1	9/26/2016

3.4	Certificate of Amendment to the Certificate of Incorporation	8-K	001-37893	3.1	4/16/2018

3.5	Amended and Restated Bylaws	8-K	001-37893	3.2	2/19/2019

4.1	Form of Common Stock Certificate	8-K	001-37893	4.1	4/16/2018

4.2	Form of Additional Warrants (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed October 17, 2017).	8-K	001-37893	4.5	10/17/2017

4.3	Description of Securities.*	10-K	001-37893	4.3	3/15/2023

10.1	Consulting Agreement, by and between Fluent, Inc. and Ryan Perfit, dated January 20, 2023 and effective February 1, 2023.					X

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

Fluent, Inc.

May 15, 2023	By:	/s/ Ryan Perfit
Ryan Perfit
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)