Form 10-Q
period 2023-06-30
Fluent, Inc.
filed 2023-08-21
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 17, 2023, the registrant had 81,147,991 shares of common stock, $0.0005 par value per share outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$20,983	$25,547
Accounts receivable, net of allowance for doubtful accounts of $209 and $544, respectively	58,120	63,164
Prepaid expenses and other current assets	9,941	3,506
Total current assets	89,044	92,217
Property and equipment, net	783	964
Operating lease right-of-use assets	4,278	5,202
Intangible assets, net	28,525	28,745
Goodwill	30,966	55,111
Other non-current assets	1,486	1,730
Total assets	$155,082	$183,969
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$13,303	$6,190
Accrued expenses and other current liabilities	27,469	35,626
Deferred revenue	895	1,014
Current portion of long-term debt	10,000	5,000
Current portion of operating lease liability	2,309	2,389
Total current liabilities	53,976	50,219
Long-term debt, net	27,989	35,594
Operating lease liability	2,734	3,743
Other non-current liabilities	2,248	458
Total liabilities	86,947	90,014
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 85,751,226 and 84,385,458, respectively; and Shares outstanding — 81,139,657 and 80,085,306, respectively (Note 7)	43	42
Treasury stock, at cost — 4,611,569 and 4,300,152 Shares, respectively (Note 7)	(11,407)	(11,171)
Additional paid-in capital	425,491	423,384
Accumulated deficit	(345,992)	(318,300)
Total shareholders' equity	68,135	93,955
Total liabilities and shareholders' equity	$155,082	$183,969

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$82,145	$98,361	$159,399	$187,424
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	59,540	70,026	117,812	137,589
Sales and marketing	4,215	4,484	9,028	8,336
Product development	4,615	4,802	9,553	9,357
General and administrative	3,941	11,688	16,266	22,975
Depreciation and amortization	3,095	3,332	5,454	6,639
Goodwill impairment and write-off of intangible assets	—	55,400	25,700	55,528
Loss on disposal of property and equipment	—	21	—	21
Total costs and expenses	75,406	149,753	183,813	240,445
Income (loss) from operations	6,739	(51,392)	(24,414)	(53,021)
Interest expense, net	(795)	(430)	(1,484)	(814)
Income (loss) before income taxes	5,944	(51,822)	(25,898)	(53,835)
Income tax expense	(1,693)	(5,122)	(1,794)	(5,122)
Net income (loss)	4,251	(56,944)	(27,692)	(58,957)

Basic and diluted income (loss) per share:
Basic	$0.05	$(0.70)	$(0.34)	$(0.73)
Diluted	$0.05	$(0.70)	$(0.34)	$(0.73)

Weighted average number of shares outstanding:
Basic	82,727,971	81,493,821	82,323,854	81,193,107
Diluted	82,752,646	81,493,821	82,323,854	81,193,107

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2023	85,545,397	$43	4,611,569	$(11,407)	$424,531	$(350,243)	$62,924
Vesting of restricted stock units and issuance of stock under incentive plans	205,829	—	—	—	—	—	—
Share-based compensation	—	—	—	—	960	—	960
Net income	—	—	—	—	—	4,251	4,251
Balance at June 30, 2023	85,751,226	$43	4,611,569	$(11,407)	$425,491	$(345,992)	$68,135

Balance at December 31, 2022	84,385,458	$42	4,300,152	$(11,171)	$423,384	$(318,300)	$93,955
Vesting of restricted stock units and issuance of stock under incentive plans	1,365,768	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	311,417	(236)	—	—	(236)
Share-based compensation	—	—	—	—	2,108	—	2,108
Net loss	—	—	—	—	—	(27,692)	(27,692)
Balance at June 30, 2023	85,751,226	$43	4,611,569	$(11,407)	$425,491	$(345,992)	$68,135

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2022	83,983,587	$42	4,300,152	$(11,171)	$420,285	$(196,981)	$212,175
Vesting of restricted stock units and issuance of stock under incentive plans	162,495	—	—	—	—	—	—
Share-based compensation	—	—	—	—	887	—	887
Net loss	—	—	—	—	—	(56,944)	(56,944)
Balance at June 30, 2022	84,146,082	$42	4,300,152	$(11,171)	$421,172	$(253,925)	$156,118

Balance at December 31, 2021	83,057,083	$42	4,091,823	$(10,723)	$419,059	$(194,968)	$213,410
Vesting of restricted stock units and issuance of restricted stock	1,088,999	—	—	—	211	—	211
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	208,329	(448)	—	—	(448)
Share-based compensation	—	—	—	—	1,902	—	1,902
Net loss	—	—	—	—	—	(58,957)	(58,957)
Balance at June 30, 2022	84,146,082	$42	4,300,152	$(11,171)	$421,172	$(253,925)	$156,118

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,692)	$(58,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,454	6,639
Non-cash loan amortization expense	133	135
Share-based compensation expense	1,997	1,851
Goodwill impairment	25,700	55,400
Write-off of intangible assets	—	128
Loss on disposal of property and equipment	—	21
Provision for bad debt	(92)	158
Deferred income taxes	—	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	5,136	(7,913)
Prepaid expenses and other current assets	(6,435)	488
Other non-current assets	244	(25)
Operating lease assets and liabilities, net	(165)	(85)
Accounts payable	7,113	913
Accrued expenses and other current liabilities	(9,147)	(451)
Deferred revenue	(119)	(177)
Other	(76)	(72)
Net cash provided by (used in) operating activities	2,051	(1,947)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(2,370)	(2,199)
Business acquisitions, net of cash acquired	(1,250)	(971)
Acquisition of property and equipment	(22)	(6)
Net cash used in investing activities	(3,642)	(3,176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,500)	(2,500)
Debt financing costs	(237)	—
Taxes paid related to net share settlement of vesting of restricted stock units	(236)	(448)
Net cash used in financing activities	(2,973)	(2,948)
Net decrease in cash and cash equivalents	(4,564)	(8,071)
Cash and cash equivalents at beginning of period	25,547	34,467
Cash and cash equivalents at end of period	$20,983	$26,396
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,434	687
Cash paid for income taxes	$78	35
Share-based compensation capitalized in intangible assets	$51	51
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent payments in connection with TAPP consolidation	$2,915	$—
Deferred payment in connection with True North acquisition	$—	$860
Contingent consideration in connection with True North acquisition	$—	$250
Equity issued in connection with True North acquisition	$—	$211

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended June 30, 2023 and 2022, respectively, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2023.

From time to time, the Company may enter into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity ("VIE"). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended  December 31, 2022 ("2022 Form 10-K") filed with the SEC on March 15, 2023. The consolidated balance sheet as of  December 31, 2022 included herein was derived from the audited financial statements as of that date and included in the 2022 Form 10-K.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Recently issued and adopted accounting standards

Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on the Company's consolidated financial statements.

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Updates No. 2016-13, Financial Instruments—Credit Losses and additional changes, modifications, clarifications, or interpretations thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amounts expected to be collected. The new guidance was effective for annual and interim periods beginning after December 15, 2022, and early adoption was permitted. The Company completed its assessment of the new guidance and determined it had no material impact on its consolidated financial statements.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

(c) Revenue recognition

Revenue is generated when control of goods or services is transferred to customers, in the amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's performance obligation is typically to (a) deliver data records based on predefined qualifying characteristics specified by the customer, (b) generate conversions based on predefined user actions (for example, a click, a registration or the installation of an app) and subject to certain qualifying characteristics specified by the customer, (c) verify user interest or transfer calls to advertiser clients as a part of the contact center operation, or (d) deliver media spend as a part of the business of AdParlor, LLC, a wholly-owned subsidiary of the Company.

Revenue is recognized upon satisfaction of the associated performance obligation. The Company elected the "right to invoice" practical expedient under Accounting Standards Codification ("ASC") 606-10-55-18 as a measure for revenue to be recognized, as it corresponds directly with the amounts that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  June 30, 2023 and December 31, 2022, the balance of deferred revenue was  $895 and $1,014, respectively. The majority of the deferred revenue balance as of  December 31, 2022 was recognized as revenue during the first quarter of 2023.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is earned, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  June 30, 2023 and December 31, 2022, unbilled revenue included in accounts receivable was $21,526 and $26,878, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

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

As of June 30, 2023, the Company regards the fair value of its long-term debt to approximate its carrying value. The fair value assessment represents a Level 2 measurement. See Note 5, Long-term debt, net.

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of June 30, 2023, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be a Level 3, as certain inputs used to determine fair value are unobservable. See Note 4, Goodwill, for further discussion of impairment charges.

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

For the three and six months ended June 30, 2023 and 2022, basic and diluted income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$4,251	$(56,944)	$(27,692)	$(58,957)
Denominator:
Weighted average shares outstanding	81,012,997	79,793,240	80,613,857	79,479,049
Weighted average restricted shares vested not delivered	1,714,974	1,700,581	1,709,997	1,714,058
Total basic weighted average shares outstanding	82,727,971	81,493,821	82,323,854	81,193,107
Dilutive effect of assumed conversion of restricted stock units	24,675	—	—	—
Total diluted weighted average shares outstanding	82,752,646	81,493,821	82,323,854	81,193,107
Basic and diluted income (loss) per share:
Basic	$0.05	$(0.70)	$(0.34)	$(0.73)
Diluted	$0.05	$(0.70)	$(0.34)	$(0.73)

Based on exercise prices compared to the average stock prices for the three and six months ended June 30, 2023 and 2022, certain stock equivalents, including stock options and warrants, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units	5,568,341	1,875,000	5,592,510	1,875,000
Stock options	2,139,000	2,139,000	2,139,000	2,139,000
Total anti-dilutive securities	7,707,341	4,014,000	7,731,510	4,014,000

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	June 30, 2023	December 31, 2022
Gross amount:
Software developed for internal use	3	$16,664	13,740
Acquired proprietary technology	3-5	16,972	15,965
Customer relationships	5-10	39,168	38,068
Trade names	4-20	16,657	16,657
Domain names	20	195	195
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
		122,716	117,685
Total gross amount
Accumulated amortization:
Software developed for internal use		(10,007)	(8,097)
Acquired proprietary technology		(14,825)	(14,305)
Customer relationships		(36,202)	(35,156)
Trade names		(6,484)	(6,038)
Domain names		(72)	(68)
Databases		(24,833)	(23,508)
Non-competition agreements		(1,768)	(1,768)
Total accumulated amortization		(94,191)	(88,940)
Net intangible assets:
Software developed for internal use		6,657	5,643
Acquired proprietary technology		2,147	1,660
Customer relationships		2,966	2,912
Trade names		10,173	10,619
Domain names		123	127
Databases		6,459	7,784
Total intangible assets, net		$28,525	$28,745

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"); the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"); the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"); the acquisition of a 50% interest in Winopoly, LLC (the "Initial Winopoly Acquisition"), effective April 1, 2020; the acquisition of a 100% interest in True North Loyalty, LLC, (the "True North Acquisition"), effective January 1, 2022 (see Note 11, Business acquisition), and the consolidation of TAPP, LLC ("TAPP") effective January 9, 2023 (see Note 12, Variable Interest Entity).

The Company completed its quarterly triggering event assessments for the three months ended June 30, 2023 and has determined that the effect of the recently imposed regulatory requirements on the Company constituted a triggering event. The Company conducted an interim test of the recoverability of its long-lived assets, which compared projected undiscounted cash flows to the carrying value of the asset group. The results of this approach indicated that its long-lived assets were not impaired.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Amortization expense of $2,995 and $3,218 for the three months ended June 30, 2023 and 2022, respectively, and $5,251 and $6,359 for the six months ended June 30, 2023 and 2022, respectively, is included in depreciation and amortization expenses in the consolidated statements of operations. As of June 30, 2023, intangible assets with a carrying amount of $1,184, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of June 30, 2023, estimated amortization expenses related to the Company's intangible assets for the remainder of 2023 and through 2028 and thereafter are as follows:

Year	June 30, 2023
Remainder of 2023	$6,636
2024	8,676
2025	6,360
2026	2,765
2027	1,657
2028 and thereafter	2,431
Total	$28,525

4. Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for under business combination accounting. As of June 30, 2023, the total balance of goodwill was $30,966, a decrease of $24,145 from December 31, 2022, as a result of a non-cash impairment charge of $25,700, offset by a $1,555 increase in goodwill related to the TAPP consolidation (see Note 12, Variable Interest Entities). The balance also relates to the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, the Initial Winopoly Acquisition, and the True North Acquisition (see Note 11, Business acquisition).

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

The Company completed its quarterly triggering event assessments for the three months ended June 30, 2023 and determined that the effect of the recently imposed regulatory requirements and the effect of the continued economic slowdown on the Company’s expected operating results had both constituted a triggering event. The Company conducted an interim test of the fair value of the Fluent reporting unit's goodwill for potential impairment related to both triggering events as of June 30, 2023. The Company applied a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The results of this approach indicated that its fair value exceeded its carrying value by 5%. The Company therefore concluded that the Fluent reporting unit’s goodwill of $27,469 was not impaired.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

5. Long-term debt, net

Long-term debt, net of unamortized discount and financing costs, related to the Credit Facility consisted of the following:

	June 30, 2023	December 31, 2022
Credit Facility due 2026 (less unamortized discount and financing costs of $761 and $656, respectively)	$37,989	$40,594
Less: Current portion of long-term debt	(10,000)	(5,000)
Long-term debt, net (non-current)	$27,989	$35,594

Credit Facility

On March 31, 2021, Fluent, LLC ("Borrower") entered into a credit agreement (as amended, modified, extended, restated, replaced, or supplemented from time to time, the "Credit Agreement") with certain subsidiaries of Fluent, LLC as guarantors, and Citizens Bank, N.A. ("Citizens Bank") as administrative agent, lead arranger and bookrunner. The Credit Agreement provides for a term loan in the aggregate principal amount of $50,000 funded on the closing date (the "Term Loan"), along with an undrawn revolving credit facility of up to $15,000 (the "Revolving Loans," and together with the Term Loan, the "Credit Facility"). On May 15, 2023, the parties entered into a third amendment to the Credit Agreement, which amended certain provisions by adding an additional tier of applicable margin to the selected rates and providing for additional notice of certain material events and, for the remaining fiscal quarters of 2023: (i) established the applicable pricing floor; (ii) modified and adjusted certain EBITDA add-backs; (iii) added monthly financial reporting; (iv) provided additional financial covenant testing conditions on Fluent’s ability to draw on the Revolving Loans;; (v) added tiers to certain financial covenants and added a minimum cash liquidity financial covenant; (vi) provided additional restrictions on the ability to make loans and advances to officers, directors and employees; (vii) provided additional restrictions on the ability to invest in certain subsidiaries and joint ventures; (viii) provided additional restrictions on the ability to make additional loans, investments or permitted acquisitions; and (ix) added unrestricted cash requirements before the Company is permitted to pay dividends, make distributions or redeem or repurchase equity interests, in each case pursuant to the terms and conditions under the Credit Agreement. See Note 13, Subsequent Events.

The Credit Agreement matures on March 31, 2026, and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended June 30, 2021. As of  June 30, 2023, the Company was in compliance with all of the financial and other covenants applicable to the Term Loan under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the benchmark selected by the Borrower, which may be based on the Alternative Base Rate, (as defined in the Credit Agreement), LIBOR (as defined in the Credit Agreement) rate (subject to a floor of 0.25%) prior to the election as of December 31, 2022 or Term SOFR (as defined in the Credit Agreement) (subject to a floor of 0.00%) subsequent to the election, plus a margin applicable to the selected benchmark. The applicable margin is between 0.75% and 2.25% for borrowings based on the Alternative Base Rate and 1.75% and 3.25% for borrowings based on Term SOFR, depending upon the Borrower's total leverage ratio. The opening interest rate of the Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 7.95% (Term SOFR + 0.1% + 2.75%) as of June 30, 2023.

The Credit Agreement also contains certain customary conditions applicable to extensions of credit, including that representations and warranties made in the Credit Agreement be materially true and correct at the time of such extension. The third amendment added an additional condition consisting of two financial covenants with which the Company must comply in order to draw on the Revolving Loans during the balance of 2023. As of June 30, 2023, the Company was not in compliance with this additional condition and was therefore unable to draw on the Revolving Loans. These matters do not represent Events of Default (as defined in the Credit Agreement) and therefore do not affect the Term Loan.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Maturities

As of June 30, 2023, scheduled future maturities of the Credit Agreement are as follows:

Year	June 30, 2023
Remainder of 2023	$2,500
2024	5,000
2025	5,000
2026	26,250
Total maturities	$38,750

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate ("AETR"). The Company updates its estimated AETR on a quarterly basis and, if the estimate changes, a cumulative adjustment is made.

As of  June 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance against net deferred tax assets and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded. However, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the six months ended June 30, 2023, the Company's effective income tax expense rate of 6.9% primarily represents the projected federal and state cash tax expense expected to result in taxable income for full-year 2023 after the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses, offset by the benefit of federal research and development credits. For the six months ended June 30, 2022, the Company's effective income tax benefit rate of 9.5% differed from the statutory federal income tax rate of 21%, with such differences resulting primarily from the projected federal and state cash tax expense expected after consideration of the impact of the non-deductible goodwill impairment against pre-tax year-to-date losses.

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

As of  June 30, 2023 and December 31, 2022, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if sustained, would benefit the Company's tax provision. As of June 30, 2023, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

7. Common stock, treasury stock and warrants

Common stock

As of  June 30, 2023 and December 31, 2022, the number of issued shares of common stock was 85,751,226 and 84,385,458, respectively, which included shares of treasury stock of 4,611,569 and 4,300,152, respectively.

For the six months ended June 30, 2023, the change in the number of issued shares of common stock was the result of an aggregate 1,365,768 shares of common stock issued upon vesting of RSUs, including 311,417 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, as discussed below.

Treasury stock

As of  June 30, 2023 and December 31, 2022, the Company held shares of treasury stock of 4,611,569 and 4,300,152, respectively, with a cost of $11,407 and $11,171, respectively.

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the six months ended June 30, 2023, 311,417 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 8, Share-based compensation.

8. Share-based compensation

On June 8, 2022 (the "Effective Date"), the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 15,422,523 shares of the Company's common stock. As of June 30, 2023, the Company had 5,558,016 shares of common stock available for grants pursuant to the 2022 Plan, which includes 942,604 shares of common stock previously available for issuance under the 2018 Stock Incentive Plan.

The primary purpose of the 2022 Plan and prior plans is to attract, retain, reward, and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company. In October 2022, the Company issued to certain of its senior officers and employees, restricted stock units ("RSUs") (time-based vesting), long-term incentive grants (performance and time-based vesting RSUs), or performance share units ("PSUs") (achievement of performance targets settled in cash) under the 2022 Plan.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company executives, which were issued on February 1, 2019, December 20, 2019,  March 1, 2020, and March 1, 2021. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125.00%, 133.33%, 133.33% and 133.33%, respectively, of the exercise price for 20 consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise price for 20 consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of June 30, 2023, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$2.81	$1.58	$1.46	$4.34
Fair value higher range	$2.86	$1.61	$1.49	$4.43
Exercise price	$4.72	$2.56	$2.33	$6.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

For the six months ended June 30, 2023, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2022	2,139,000	$4.37	6.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding as of June 30, 2023	2,139,000	$4.37	5.8	$—
Options exercisable as of June 30, 2023	1,242,000	$3.98	5.8	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the six months ended June 30, 2023, the unvested balance of stock options was as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2022	897,000	$4.91	6.3
Granted	—	—	—
Vested	—	—	—
Unvested as of June 30, 2023	897,000	$4.91	5.8

Compensation expense recognized for stock options of $0 and $20 for the three months ended June 30, 2023 and 2022, respectively, and $0 and $125 for the six months ended June 30, 2023 and 2022, respectively, was recorded in sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of June 30, 2023, there was $0 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the six months ended June 30, 2023, details of unvested RSU activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2022	4,223,156	$5.37
Granted	3,487,110	$0.89
Vested and delivered	(1,054,351)	$3.13
Withheld as treasury stock (1)	(311,417)	$1.82
Vested not delivered (2)	(19,592)	$1.41
Forfeited	(732,396)	$1.47
Unvested as of June 30, 2023	5,592,510	$4.05

(1)

As discussed in Note 7, Common stock, treasury stock and warrants, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs. As of June 30, 2023, there were 4,611,569 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the six months ended June 30, 2023, there was a net increase in the vested not delivered balance as a result of the vesting of the 19,592 shares that were deferred due to timing of delivery of certain shares. As of June 30, 2023, 1,719,592 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs of $960 and $867 for the three months ended June 30, 2023 and 2022, respectively, and $2,108 and $1,777 for the six months ended June 30, 2023 and 2022, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of June 30, 2023, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $5,801, which is expected to be recognized over a weighted average period of 1.4 years.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the three and six months ended June 30, 2023 and 2022, share-based compensation for the Company's stock options, RSUs, and common stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and marketing	$129	$143	$296	$313
Product development	136	98	327	258
General and administrative	671	622	1,434	1,280
Share-based compensation expense	936	863	2,057	1,851
Capitalized in intangible assets	24	24	51	51
Total share-based compensation	$960	$887	$2,108	$1,902

As of June 30, 2023, the Company recorded a liability of $14 related to PSUs that are to be settled in cash.

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). As of June 30, 2023, the Company had two operating segments with two corresponding reporting units, "Fluent" and "All Other," and one reportable segment. "Fluent," for the purposes of segment reporting, represents the consolidated operating results of the Company excluding "All Other." "All Other" represents the operating results of AdParlor, LLC and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements.

Summarized financial information concerning the Company's segments for the three and six months ended June 30, 2023 and 2022 are shown in the following tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fluent segment revenue(1):
United States	40,200	$54,684	$83,108	$115,343
International	39,809	$41,258	72,139	66,633
Fluent segment revenue	80,009	95,942	155,247	181,976
All Other segment revenue(1):
United States	2,136	$2,387	$4,152	$5,376
International	—	32	—	72
All Other segment revenue	2,136	$2,419	$4,152	$5,448
Segment EBITDA
Fluent segment EBITDA	$9,685	$(48,168)	$(18,894)	$(46,247)
All Other segment EBITDA	149	108	(66)	(135)
Total EBITDA	9,834	(48,060)	(18,960)	(46,382)
Depreciation and amortization	3,095	3,332	5,454	6,639
Total income (loss) from operations	$6,739	$(51,392)	$(24,414)	$(53,021)

(1) Revenue aggregation is based upon location of the customer.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2023	2022
Total assets:
Fluent	$140,236	$168,486
All Other	14,846	15,483
Total assets	$155,082	$183,969

As of June 30, 2023, long-lived assets are all located in the United States.

For the six months ended  June 30, 2023, the Company identified an international customer within the Fluent segment with revenue in the amount of $41,997 which represents 26% of consolidated revenue.

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

On March 31, 2022, the Company reached a settlement for $1,700 with the New York State Department of Taxation and Finance (the "Tax Department") following a sales and use tax audit covering the period from December 1, 2010 to November 30, 2019. The Tax Department had asserted that revenue derived from certain of the Company’s customer acquisition and list management services were subject to sales tax, as a result of being deemed taxable information services. The settlement amount was paid on April 1, 2022. Since March 1, 2022, the Company has been collecting and remitting New York sales tax on certain types of revenue from New York based clients.

On January 28, 2020, Fluent received a Civil Investigative Demand from the Federal Trade Commission ("FTC") regarding compliance with the FTC Act and the Telemarketing Sales Rule. On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty. On January 12, 2023, the Company made an initial proposal of $5,000 for the civil monetary penalty contingent on successful negotiation of the remaining outstanding injunctions and other provisions. The Company accrued the same amount for the year ending December 31, 2022. On  May 26, 2023, Fluent agreed to the terms of a Stipulated Order for Permanent Injunction, Monetary Judgment, Civil Penalty Judgment, and Other Relief (the "FTC Consent Order"). The FTC Consent Order imposed a civil penalty of $2,500, required additional changes to the Company’s employment opportunities marketplace and programmatic advertising business, and resulted in the implementation of compliance measures across the business. The same day, Fluent transferred the amount of the civil penalty to a third-party escrow account. On July 17, 2023, the FTC filed its Complaint for Civil Penalties, Permanent Injunction, Monetary Relief, and Other Relief and, together with Fluent, filed a Joint Motion for Entry of Proposed Stipulated Order in the United States District Court for the Southern District of Florida. The FTC Consent Order was entered by the Court on August 11, 2023, and the escrow funds were released on August 15, 2023.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General ("PAAG") that it was reviewing the Company’s business practices relating to telemarketing. After the Company and the PAAG were unable to reach agreement on a proposed Assurance of Voluntary Compliance, the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties, and other relief in the United States District Court for the Western District of Pennsylvania on November 2, 2022. On May 19, 2023, the parties entered into a settlement, wherein the Company agreed to injunctive relief and to pay the PAAG $250 for investigatory costs, all of which was paid as of June 30, 2023.

The Company has been involved in a Telephone Consumer Protection Act class action, Daniel Berman v. Freedom Financial Network, which was originally filed in 2018. On May 31, 2023, the parties entered into an Amended Class Action Settlement Agreement (the "Berman Settlement Agreement"), which includes injunctive provisions and payment to plaintiffs of $9,750 for legal fees and a consumer redress fund. On July 28, 2023, the Court preliminarily approved the Berman Settlement Agreement, and the Company contributed $3,100, payable following the final approval of the settlement. The final approval of the settlement is expected in mid-2024. The Company’s contribution amounts were accrued as of  December 31, 2022. This amount is payable $1,100 in cash and $2,000 pursuant to an interest-bearing note with a two-year term provided by co-defendant, Freedom Financial Network.

11. Business acquisition

True North Acquisition

On  January 1, 2022, the Company acquired a 100% membership interest in True North Loyalty, LLC for a deemed purchase price of $2,321, which consisted of $1,000 in cash at closing, $860 of deferred payments due at both the first and second anniversary of the closing date adjusted for net working capital, and contingent consideration with a fair value at the closing date of $250, payable in common stock based upon the achievement of specified revenue targets over the five-year period following the completion of the acquisition. The Company also issued 100,000 shares of fully-vested common stock to the sellers valued at $211. Certain seller parties entered into employment and non-competition agreements with the Company in connection with the True North Acquisition. True North Loyalty, LLC is a subscription-based business that utilizes call center operations and other media channels to market recurring revenue services to consumers. In accordance with ASC 805, the Company determined that the True North Acquisition constituted the purchase of a business.

Since January 1, 2022, the Company has used the excess earnings method, a variation of the income approach, to amortize: (i) the fair value of the acquired customer relationships related to subscribers of $170 over a one-year period and (ii) the fair value of the acquired customer relationships related to call centers of $1,180, over a five-year period. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of $1,092 and primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. For tax purposes, the goodwill is not deductible.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

12. Variable Interest Entity

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company assesses whether we are the primary beneficiary of a VIE at the inception of the arrangement and as of the reporting date.

On January 9, 2023, the Company entered into employment agreements with certain key employees of TAPP, an influencer-based business, which uses as an application to utilize its relationship with influencer to bring consumers to advertising clients. The Company is also a customer of TAPP and accounts for the majority of TAPP’s revenues. By virtue of TAPP’s key employees being employed by the Company and the significance of the Company to TAPP’s financial performance, the Company determined that TAPP qualified as a VIE in which the Company had a variable interest and that the Company is the primary beneficiary as a result of its significant influence and control over certain activities that most significantly impact its economic performance. As a result, the Company consolidates the TAPP operations. As the Company does not have an equity interest, 100% of the net assets and results of the operations of TAPP are attributable to non-controlling interests.

As the Company gained control of TAPP, in accordance with ASC 805, Business Combinations, it was then determined that TAPP constituted a business. The deemed fair value of the consideration was $4,165, which consisted of $1,250 of initial cash and $2,915 which was contingent based upon achievement of specified revenue and media margin targets over three years. The fair value of assets acquired, which excluded the immaterial net-working capital, were determined to be the publisher contracts of $1,100, which were valued using the 'with or without' method, a variation of the income approach, to be amortized over a period of one year and industry-based trade secrets of $1,510, which were valued using the excess earnings method, a variation of the income approach, to be amortized over a period of four years. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of $1,555 and primarily represents workforce and expected cash flow generation for the TAPP business that does not qualify for separate recognition as intangible assets included within the Fluent operating segment. For tax purposes, the value of the acquisition payments are treated as ordinary compensation for services rendered, deductible when paid and included in the employees’ wages. At and for the six months ended June 30, 2023, the assets and revenues of TAPP totaled a de minimis percentage of the Company’s total assets and revenue.

13. Subsequent Events

On July 31, 2023, the Company was informed that it would be receiving $4,022 of insurance proceeds to reimburse the Company for certain legal defense costs incurred in connection with the FTC investigation and PAAG matter, which have been classified as a current asset with an offsetting contra-expense to general and administrative expenses. On August 14, 2023, the insurance proceeds were received by the Company.

On August 21, 2023, in order to avoid a projected violation of certain financial covenants for the third and fourth quarters of 2023, Fluent, LLC entered into a fourth amendment to the Credit Agreement with certain subsidiaries of Fluent, LLC as guarantors, and Citizens Bank as administrative agent, lead arranger and bookrunner, which (i) adjusted certain financial covenants for the remaining fiscal quarters of 2023, (ii) temporarily adjusted interest rates, (iii) permitted Citizens Bank to retain a business consultant at Fluent, LLC’s expense to advise on the credit parties’ financial and operating performance; (iv) required weekly liquidity reports to Citizens Bank, (iv) required a $5,000 prepayment of the Term Loan, and (v) adjusted the Revolving Loans by the same amount to $10,000. The $5 million prepayment amount is reflected as current portion of long-term debt at June 30, 2023 in the consolidated balance sheet included in this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. In addition to historical information, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. Forward-looking statements are those that do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as "anticipate," " believe," "estimate," "expect," "intend," "project," "will,"  or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 15, 2023 ("2022 Form 10-K") including, without limitation, those discussed in Item 1A. "Risk Factors." in Part I. of the 2022 Form 10-K,  the factors contained in this Quarterly Report on Form 10-Q, and such other factors contained in our  other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

We generate revenue by delivering measurable online marketing results to our clients. We differentiate ourselves from other marketing alternatives by our abilities to provide clients with a cost-effective and measurable return on advertising spend ("ROAS"), a measure of profitability of sales compared to the money spent on ads, to manage highly targeted and highly fragmented online media sources and to provide access to our owned digital media properties and technology platforms. We are predominantly paid on a negotiated or market-driven "per click," "per lead," or other "per action" basis that aligns with the customer acquisition cost targets of our clients. We bear the costs of sourcing traffic from publishers for our owned digital media properties that ultimately generate qualified clicks, leads, calls, app downloads or customers for our clients.

Through AdParlor, LLC, we conduct our non-core business which offers clients various social media strategies through the planning and buying of media on different platforms.

Second Quarter Financial Summary

Three months ended June 30, 2023, compared to three months ended June 30, 2022:

•	Revenue decreased 16% to $82.1 million, compared to $98.4 million
•	Net income was $4.3 million, or $0.05 per share, compared to net loss of $56.9 million or $0.70 per share
•

Gross profit (exclusive of depreciation and amortization) was $22.6 million, a decrease of 20% as compared to the three months ended June 30, 2022, and representing 28% of revenue for the three months ended June 30, 2023

•	Media margin decreased 20% to $25.9 million, compared to $32.3 million, representing 31.5% of revenue for the three months ended June 30, 2023
•	Adjusted EBITDA decreased to $5.6 million, representing 6.8% of revenue, based on net income of $4.3 million, compared to $9.4 million, based on net loss of $56.9 million
•	Adjusted net income was $0.0 million, or $0.00 per share, compared to adjusted net income of $0.6 million, or $0.01 per share

Six months ended June 30, 2023, compared to six months ended June 30, 2022:

•	Revenue decreased 15% to $159.4 million, compared to $187.4 million
•	Net loss was $27.7 million, or $0.34 per share, compared to net loss of $59.0 million or $0.73 per share
•

Gross profit (exclusive of depreciation and amortization) was $41.6 million, a decrease of 17% as compared to six months ended June 30, 2022, and representing 26% of revenue for the six months ended June 30, 2023

•	Media margin decreased 18% to $47.9 million, compared to $58.3 million, representing 30.0% of revenue for the six months ended June 30, 2023
•	Adjusted EBITDA decreased to $6.0 million, representing 3.8% of revenue, based on net loss of $27.7 million, compared to $14.2 million, based on net loss of $59.0 million
•	Adjusted net loss was $2.7 million, or $0.03 per share, compared to adjusted net income of $1.6 million, or $0.02 per share

Media margin, adjusted EBITDA, and adjusted net income (loss) are non-GAAP financial measures. See "Definitions, Reconciliations and Uses of Non-GAAP Financial Measures" below.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

Our business depends on identifying and accessing media sources that are of high quality and on our ability to attract targeted users to our media properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in the evolving regulatory landscape of our industry, we implemented a Traffic Quality Initiative in 2020. Generating high quality traffic will remain a focus moving forward, and it is now part of a broader initiative to improve the consumer experience.

Starting in 2022, we increased our spend with major digital media platforms, revised our bidding strategies for affiliate traffic, and developed partnerships to expand traffic from social media platforms, including the growing influencer segment. We also pursued strategic initiatives that enable us to grow revenue with existing user traffic volume, while attracting new users to our media properties via email and SMS messages. These efforts have continued into the first half of 2023, as we continue to focus on improved monetization of consumer traffic through improved customer relationship management and internal capabilities that allow us to re-engage consumers who have registered on our owned media properties. Through these initiatives, our business has become less dependent on the volume of users to generate revenue growth.

We believe that significant value has been, and will continue to be, created by improving the quality of traffic sourced to our media properties, through increased user participation rates on our sites, leading to higher conversion rates, resulting in increased monetization, and ultimately increasing revenue and media margin. Media margin, a non-GAAP measure, is the portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue.

Volatility of affiliate supply sources, changes in search engine algorithms, email and text message blocking algorithms, and increased competition for available media made the process of growing our traffic volume under our evolving quality standards challenging, which we saw in 2022, and have continued to be a factor into the first half of 2023. In an effort to offset these challenges, we invested in strategic internal efforts to secure additional traffic from the influencer and social media segments and continue to grow our e-commerce post-sales solution. In light of the challenging macro-economic environment, we have reviewed our strategic investments for 2023 and paused or eliminated lower priority projects while also streamlining our organization through targeted workforce reductions. The mix and profitability of our media channels, strategies, and partners is likely to continue to be dynamic and reflect evolving market trends and the regulatory environment.

Advertiser Trends & Seasonality

We deliver data and performance-based marketing executions to our clients across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer, and Staffing & Recruitment. Both data and performance-based spend continued to be challenged in 2023 by general economic uncertainty. We experienced slowdowns in the first half of 2023 in certain segments of the Media & Entertainment, Staffing & Recruitment, and Financial Products & Services sectors. Additionally, in the third quarter we experienced pricing pressure from clients in certain segments of the Media & Entertainment sector that will add pressure to the marketplace in the short term.

In an effort to offset these challenges, we continue to work with a select group of advertisers to define high performing consumer segments and strategically price paid conversions to help clients drive higher return on ad spend. This initiative has driven increased budgets from clients in the gaming, streaming, and subscription segments, which, collectively, represents a large component of our revenue mix.

Additionally, our results are subject to fluctuations as a result of seasonality and cyclicality in our clients’ businesses. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

Business Practices & Compliance

During the first half of 2023, we continued to be impacted by slowing economic conditions and uncertainty. Additionally, as a result of the FTC Consent Order described in Part II, Item 1 – Legal Proceedings, below, we have made additional changes to our employment opportunities marketplace and programmatic advertising businesses and have implemented industry-leading compliance measures across the entire business, which will have a negative impact on our revenues and media margin in the third quarter and beyond. In the medium term, we expect that the increased industry-wide regulatory scrutiny will eliminate the competitive advantage that less compliance-focused platforms currently enjoy as a result of the changes we have implemented, and that our industry-leading compliance will be a competitive advantage enabling us to recapture market share from our competitors, but we cannot assure you that the adverse impact on our revenues and media margin will not continue longer than expected. Additionally, we anticipate decreased legal fees related to the inquiry on an ongoing basis. In response to the regulatory requirements, we will refocus investment into businesses unaffected by the FTC Consent Order, such as the Rewards business and Adflow, and our e-commerce post sales solution.

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

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three and six months ended June 30, 2023 and 2022, respectively, which we believe is the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$82,145	$98,361	$159,399	$187,424
Less: Cost of revenue (exclusive of depreciation and amortization)	59,540	70,026	117,812	137,589
Gross profit (exclusive of depreciation and amortization)	$22,605	$28,335	$41,587	$49,835
Gross profit (exclusive of depreciation and amortization) % of revenue	28%	29%	26%	27%
Non-media cost of revenue (1)	3,300	3,974	6,281	8,423
Media margin	$25,905	$32,309	$47,868	$58,258
Media margin % of revenue	31.5%	32.8%	30.0%	31.1%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net loss for the three and six months ended June 30, 2023 and 2022, respectively, which we believe is the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$4,251	$(56,944)	$(27,692)	$(58,957)
Income tax expense	1,693	5,122	1,794	5,122
Interest expense, net	795	430	1,484	814
Depreciation and amortization	3,095	3,332	5,454	6,639
Share-based compensation expense	936	863	1,997	1,851
Goodwill impairment	—	55,400	25,700	55,400
Write-off of intangible assets	—	—	—	128
Loss on disposal of property and equipment	—	21	—	21
Acquisition-related costs(1)(2)	562	579	1,185	1,137
Restructuring and other severance costs	—	38	480	38
Certain litigation and other related costs	(5,736)	596	(4,358)	1,998
Adjusted EBITDA	$5,596	$9,437	$6,044	$14,191

(1)	Balance includes compensation expense related to non-competition agreements entered into as a result of certain acquisitions.
(2)	Balance includes earn-out expense of $24 and $110 for the three and six months ended June 30, 2023, respectively, as a result of certain acquisitions.

Below is a reconciliation of adjusted net income (loss) and adjusted net income (loss) per share from net loss for the three and six months ended June 30, 2023 and 2022, respectively, which we believe is the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net income (loss)	$4,251	$(56,944)	$(27,692)	$(58,957)
Share-based compensation expense	936	863	1,997	1,851
Goodwill impairment	—	55,400	25,700	55,400
Write-off of intangible assets	—	—	—	128
Loss on disposal of property and equipment	—	21	—	21
Acquisition-related costs(1)(2)	562	579	1,185	1,137
Restructuring and other severance costs	—	38	480	38
Certain litigation and other related costs	(5,736)	596	(4,358)	1,998
Adjusted net income (loss)	$13	$553	$(2,688)	$1,616
Adjusted net income (loss) per share:
Basic	$0.00	$0.01	$(0.03)	$0.02
Diluted	$0.00	$0.01	$(0.03)	$0.02
Weighted average number of shares outstanding:
Basic	82,727,971	81,493,821	82,323,854	81,193,107
Diluted	82,752,646	81,575,329	82,323,854	81,233,586

(1)	Balance includes compensation expense related to non-competition agreements entered into as a result of certain acquisitions.
(2)	Balance includes earn-out expense of $24 and $110 for the three and six months ended June 30, 2023, respectively, as a result of certain acquisitions.

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

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$82,145	$98,361	(16%)	$159,399	$187,424	(15%)

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenue for the three months ended June 30, 2023 decreased $16.2 million, or 16%, to $82.1 million, compared to $98.4 million for the three months ended June 30, 2022. The decrease was largely attributable to declines in the US Rewards business due to a reduction in client spend. In addition, revenue from the employment opportunities marketplace declined due to the challenging labor market and changes in business practices to reflect recently imposed regulatory requirements in connection with the FTC Consent Order described in Part II, Item 1 – Legal Proceedings, below. The revenue decline was partially offset by growth in our call solutions business and our influencer based business.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenue for the six months ended June 30, 2023 decreased $28.0 million, or 15%, to $159.4 million, compared to $187.4 million for the six months ended June 30, 2022. The decrease was largely attributable to declines in the US Rewards business due to a reduction in client spend. In addition, revenue from the employment opportunities marketplace declined due to the challenging labor market and changes in business practices to reflect increased regulatory scrutiny and recently imposed regulatory requirements in connection with the FTC Consent Order described in Part II, Item 1 – Legal Proceedings, below. The revenue decline was partially offset by continued growth in our call solutions business and our Influencer based business. We also saw an increase in the international Rewards business which was driven by new affiliates, new advertisers, new campaigns, higher traffic, and accelerated creative testing.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Cost of revenue (exclusive of depreciation and amortization)	$59,540	$70,026	(15%)	$117,812	$137,589	(14%)

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Cost of revenue for the three months ended June 30, 2023 (exclusive of depreciation and amortization) decreased $10.5 million, or 15%, to $59.5 million, compared to $70.0 million for the three months ended June 30, 2022. The decrease was attributable to the same factors causing the decline in revenue for the quarter over quarter period. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites. The costs also include enablement costs associated with our call centers and tracking costs related to our consumer data. In addition, there are indirect costs which include fulfillment costs related to rewards earned by consumers who complete the requisite number of advertisers' offers, along with call center software and hosting costs.

The total cost of revenue for the three months ended June 30, 2023 (exclusive of depreciation and amortization) as a percentage of revenue increased to 72% compared to 71% for the three months ended June 30, 2022. The increase was largely attributable to the increase in the cost of media as a percentage of revenue.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Cost of revenue for the six months ended June 30, 2023 (exclusive of depreciation and amortization) decreased $19.8 million, or 14% to $117.8 million, compared to $137.6 million for the six months ended June 30, 2022. The decrease was primarily attributable to the same factors causing the decline in revenue for the year over year period. The total cost of revenue for the six months ended June 30, 2023 (exclusive of depreciation and amortization) as a percentage of revenue increased to 74% compared to 73% for the six months ended June 30, 2022. The increase was largely attributable to the increase in the cost of media as a percentage of revenue.

In the normal course of executing paid media campaigns to source consumer traffic, we regularly evaluate new channels, strategies, and partners, in an effort to identify actionable opportunities which can then be optimized over time. Traffic acquisition costs incurred with the major digital media platforms have historically been higher than affiliate traffic sources. For the six months ended June 30, 2023 digital media spend continued to be driven by strategic test and learn initiatives that began in the second quarter of 2022. The mix and profitability of our media channels, strategies, and partners will likely reflect evolving market dynamics and the impact of our Traffic Quality Initiative. As we evaluate and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability. The improved traffic quality being sourced is the foundation to support sustainable long-term growth and positioning us as an industry leader. Past levels of cost of revenue (exclusive of depreciation and amortization) may therefore not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Sales and marketing	$4,215	$4,484	(6%)	$9,028	$8,336	8%

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Sales and marketing expenses for the three months ended June 30, 2023 decreased $0.3 million, or 6%, to $4.2 million, compared to $4.5 million for the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, sales and marketing expense consisted mainly of employee salaries and benefits of $3.6 million and $3.8 million, advertising costs of $0.3 and $0.3 million, and non-cash share-based compensation expenses of $0.1 and $0.1 million, respectively. The decrease was primarily due to the decline in headcount from restructurings in the first quarter of 2023 and fourth quarter of 2022.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Sales and marketing expenses for the six months ended June 30, 2023 increased $0.7 million, or 8%, to $9.0 million, compared to $8.3 million for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, sales and marketing expense consisted mainly of employee salaries and benefits of $7.4 million and $7.1 million, advertising costs of $0.6 and $0.6 million, and non-cash share-based compensation expenses of $0.3 and $0.3 million, respectively. The increase was primarily due to annual salary increases partially offset by reductions in headcount from restructuring during the prior periods.

Product development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Product development	$4,615	$4,802	(4%)	$9,553	$9,357	2%

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Product development expense for the three months ended June 30, 2023 decreased $0.2 million, or 4%, to $4.6 million, compared to $4.8 million for the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, product and development expense consisted mainly of salaries and benefits of $3.4 million and $3.5 million, software license and maintenance costs of $0.5 million and $0.4 million, professional fees of $0.4 million and $0.7 million, and non-cash share-based compensation expense of $0.1 million and $0.1 million, respectively. The decrease in product development expense is primarily due to lower consulting fees, along with a decrease in headcount from restructuring.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Product development expense for the six months ended June 30, 2023 increased $0.2 million, or 2%, to $9.6 million, compared to $9.4 million for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, product and development expense consisted mainly of salaries and benefits of $6.9 million and $6.8 million, professional fees of $1.0 million and $1.4 million, software license and maintenance costs of $0.9 million and $0.7 million, and non-cash share-based compensation expense of $0.3 million and $0.3 million, respectively. The increase in product development expenses reflects an increase in software license and maintenance costs and other operating costs.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
General and administrative	$3,941	$11,688	(66%)	$16,266	$22,975	(29%)

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

General and administrative expenses for the three months ended June 30, 2023 decreased by $7.7 million, or 66%, to $3.9 million, compared to $11.7 million for the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, general and administrative expense consisted mainly of employee salaries and benefits of $4.6 million and $6.0 million, professional fees of $1.3 million and $1.3 million, office overhead of $1.0 million and $1.2 million, non-cash share-based compensation expense of $0.7 million and $0.6 million, software license and maintenance costs of $0.7 million and $0.6 million, acquisition-related costs of $0.6 million and $0.6 million, and certain litigation and related costs of ($5.7) million and $0.6 million, respectively. The decrease was mainly the result of headcount and certain employee salary reductions along with a decrease in litigation related costs due to the lower than previously accrued regulatory settlement amount and insurance reimbursement related to previously incurred legal fees, even as legal fees had increased in the second quarter of 2023.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

General and administrative expenses for the six months ended June 30, 2023 decreased by $6.7 million, or 29%, to $16.3 million, compared to $23.0 million for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, general and administrative expense consisted mainly of employee salaries and benefits of $9.5 million and $10.9 million, professional fees of $2.9 million and $2.7 million, office overhead of $2.2 million and $2.3 million, non-cash share-based compensation expense of $1.4 million and $1.3 million, software license and maintenance costs of $1.2 million and $1.2 million, acquisition-related costs of $1.2 million and $1.1 million, and certain litigation and related costs of ($4.4) million and $2.0 million, respectively. The decrease was mainly the result of both lower salary costs due to restructuring in the first quarter of 2023 and fourth quarter of 2022, along with a decline in litigation related costs due to the lower than expected regulatory settlement amount in the second quarter of 2023, although legal fees to reach the settlement increased, as well as insurance reimbursement related to previously incurred legal fees. These increases were partly offset by professional fees and strategic company training expenses.

During the first quarter of 2023, the Company implemented reductions in the workforce that resulted in the termination of approximately 20 employees. These reductions in workforce were implemented following management’s determination to reduce headcount and decrease the Company's overhead to more effectively align resources to the Company's core business operations. In connection with these reductions in workforce, the Company incurred $0.5 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by March 31, 2024.

Depreciation and amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Depreciation and amortization	$3,095	$3,332	(7%)	$5,454	$6,639	(18%)

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Depreciation and amortization expenses for the three months ended June 30, 2023 decreased $0.2 million, or 7%, to $3.1 million, compared to $3.3 million for the three months ended June 30, 2022. This decrease was mainly due to certain intangible assets that fully amortized as compared to the three months ended June 30, 2022, partly offset by the amortization of the acquired intangibles related to TAPP, LLC.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Depreciation and amortization expenses for the six months ended June 30, 2023 decreased $1.2 million, or 18%, to $5.5 million, compared to $6.6 million for the six months ended June 30, 2022. This decrease was mainly due to certain intangible assets that had fully amortized as compared to the six months ended June 30, 2022, partly offset by the amortization of the acquired intangibles related to TAPP, LLC.

Goodwill impairment

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Goodwill impairment	—	$55,400	(100%)	$25,700	$55,400	(54%)

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

For the three months ended June 30, 2023, the Company did not recognize an impairment loss related to goodwill, compared to $55.4 million for the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

For the six months ended June 30, 2023, the Company recognized a $25.7 million impairment loss related to goodwill, compared to $55.4 million for the six months ended June 30, 2022.

Write-off of intangible assets

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Write-off of intangible assets	—	—	—	—	$128	(100%)

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

For the three months ended June 30, 2023 and 2022, the Company did not recognize write-offs of intangible assets.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

For the six months ended June 30, 2023, the Company did not recognize write-offs of intangible assets, compared to $0.1 million for the write-offs of intangible assets related to software developed for internal use for the six months ended June 30, 2022.

Loss on disposal of property and equipment

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Loss on disposal of property and equipment	—	$21	(100%)	—	$21	(100%)

Three months ended June 30, 2023  compared to the three months ended June 30, 2022

The Company recognized no loss on disposal of property and equipment for the three months ended June 30, 2023, compared to $0.02 million for the three months ended June 30, 2022.

Six months ended June 30, 2023  compared to the six months ended June 30, 2022
The Company recognized no loss on disposal of property and equipment for the  six months ended June 30, 2023, compared to $0.02 million for the  six months ended June 30, 2022.

Interest expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Interest expense, net	$795	$430	85%	$1,484	$814	82%

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Interest expense, net, for the three months ended June 30, 2023 increased $0.4 million, compared to the three months ended June 30, 2022, which was driven by a higher average interest rate on the Term Loan described below under "Liquidity and Capital Resources" below.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Interest expense, net, for the six months ended June 30, 2023 increased $0.7 million, compared to the six months ended June 30, 2022, which was driven by a higher average interest rate on the Term Loan described below under "Liquidity and Capital Resources".

Income (loss) before income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Income (loss) before income taxes	$5,944	($51,822)	(111%)	($25,898)	($53,835)	(52%)

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Income before income taxes for the three months ended June 30, 2023 was $5.9 million, compared to loss before income taxes of $51.8 million for the three months ended June 30, 2022. The change in income (loss) before income taxes of $57.8 million was primarily due to a goodwill impairment of $55.4 million that occurred in the prior period, a decline in cost of revenue of $10.5 million, and an overall decrease in operating expenses of $8.2 million driven in part by the contra-expense related to the insurance reimbursement or prior legal fees, offset by the decline in revenues of $16.2 million.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Loss before income taxes for the six months ended June 30, 2023 was $25.9 million, compared to loss before income taxes of $53.8 million for the six months ended June 30, 2022. The decrease in loss before income taxes of $27.9 million was primarily due to a decrease in goodwill impairment and write-off of intangibles of $29.8 million, a decline in cost of revenue of $19.8 million, and a slight decrease in operating expenses of $5.8 million driven in part by the contra-expense related to the insurance reimbursement or prior legal fees, offset by the decline in revenues of $28.0 million.

Income tax expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Income tax expense	(1,693)	(5,122)	(67%)	($1,794)	($5,122)	(65%)

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Income tax expense for the three months ended June 30, 2023, was $1.7 compared to $5.1 for the three months ended June 30, 2022, primarily driven by the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses offset by the benefit of federal research and development credits.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Income tax expense for the six months ended June 30, 2023 was $1.8 million, compared to $5.1 for the six months ended June 30, 2022, primarily driven by the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses offset by the benefit of federal research and development credits.

As of June 30, 2023 and 2022, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that we are able to achieve and the net deferred tax assets available.

Net income (loss)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Net income (loss)	$4,251	($56,944)	(107%)	($27,692)	($58,957)	(53%)

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Net income for the three months ended June 30, 2023 was $4.3 million compared to net loss of $56.9 million for the three months ended June 30, 2022 due to a goodwill impairment and write-off of intangibles that occurred in the prior period and declines in cost of revenue, operating expenses, and income tax, partly offset by the decline in revenues as discussed above.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Net loss for the six months ended June 30, 2023 was $27.7 million compared to net loss of $59.0 million for the six months ended June 30, 2022 due to a decrease in goodwill impairment and write-off of intangibles, a decline in cost of revenue, a decrease in operating expenses, and lower income tax expense, offset by the decline in revenues, as discussed above.

Liquidity and Capital Resources

Cash provided by (used in) operating activities. For the six months ended June 30, 2023, net cash provided by operating activities was $2.1 million, compared to net cash used by operating activities of $1.9 million for the six months ended June 30, 2022. Net loss in the current period of $27.7 million represents a decrease of $31.3 million, as compared with net loss of $59.0 million in the prior period. Adjustments to reconcile net loss to net cash provided by operating activities of $33.2 million in the current period decreased by $31.1 million, as compared with $64.3 million in the prior period, primarily due to a lower goodwill impairment and depreciation and amortization in the current period as compared to the prior period. Changes in assets and liabilities sourcing cash of $3.4 million in the current period, as compared with consuming cash of $7.3 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash used in investing activities. For the six months ended June 30, 2023 and 2022, net cash used in investing activities was $3.6 million and $3.2 million, respectively. The increase was mainly due to the impact of the TAPP, LLC consolidation that occurred in the current period ended June 30, 2023, compared to the True North Loyalty, LLC acquisition that occurred in the prior period ended June 30, 2022.

Cash used in financing activities. Net cash used in financing activities for the six months ended June 30, 2023 and 2022 was $3.0 million and $2.9 million, respectively. The slight change was due to the cash paid related to the debt modification, mainly offset by the decline in taxes paid related to share settlements of vesting of restricted stock units.

As of June 30, 2023, we had noncancelable operating lease commitments of $5.4 million and long-term debt with a $38.8 million principal balance. For the six months ended June 30, 2023, we funded our operations using available cash.

As of June 30, 2023, we had cash and cash equivalents of $21.0 million, a decrease of $4.5 million from $25.5 million as of December 31, 2022. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond regardless of our inability to access the Revolving Loans described below.

As of June 30, 2023, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.

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

On March 31, 2021, Fluent, LLC ("Borrower"), entered into a credit agreement (as amended, modified, extended, restated, replaced, or supplemented from time to time, the "Credit Agreement") with certain subsidiaries of Fluent, LLC as guarantors, and Citizens Bank, N.A. ("Citizens Bank") as administrative agent, lead arranger and bookrunner. The Credit Agreement provides for a term loan in the aggregate principal amount of $50,000 funded on the closing date (the "Term Loan"), along with an undrawn revolving credit facility of up to $15,000 (the "Revolving Loans," and together with the Term Loan, the "Credit Facility"). On May 15, 2023, the parties entered into a third amendment to the Credit Agreement, which amended certain provisions by adding an additional tier of applicable margin to the selected rates and providing for additional notice of certain material events and, for the remaining fiscal quarters of 2023: (i) established the applicable pricing floor; (ii) modified and adjusted certain EBITDA add-backs; (iii) added monthly financial reporting; (iv) provided additional financial covenant testing conditions on Fluent’s ability to draw on the Revolving Loans; (v) added tiers to certain financial covenants and added a minimum cash liquidity financial covenant; (vi) provided additional restrictions on the ability to make loans and advances to officers, directors and employees; (vii) provided additional restrictions on the ability to invest in certain subsidiaries and joint ventures; (viii) provided additional restrictions on the ability to make additional loans, investments or permitted acquisitions; and (ix) added unrestricted cash requirements before the Company is permitted to pay dividends, make distributions or redeem or repurchase equity interests, in each case pursuant to the terms and conditions under the Credit Agreement. Additionally, on August 21, 2023, in order to avoid a projected violation of certain financial covenants for the third and fourth quarters of 2023, Fluent, LLC entered into a fourth amendment to the Credit Agreement which (i) adjusted certain financial covenants for the remaining fiscal quarters of 2023, (ii) temporarily adjusted interest rates, (iii) permitted the Citizens Bank to retain a business consultant at Fluent, LLC’s expense to advise on the credit parties’ financial and operating performance; (iv) required weekly liquidity reports to Citizens Bank, (iv) required a $5 million prepayment of the Term Loan, and (v) adjusted the Revolving Loans by the same amount to $10 million. The $5 million prepayment amount is reflected as current portion of long-term debt at June 30, 2023 in the consolidated balance sheet included in this report.

The Credit Agreement matures on March 31, 2026, and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended June 30, 2021. As of June 30, 2023, the Company was in compliance with all of the financial and other covenants applicable to the Term Loan under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the benchmark selected by the Borrower, which may be based on the Alternative Base Rate, (as defined in the Credit Agreement), LIBOR (as defined in the Credit Agreement) rate (subject to a floor of 0.25%) prior to the election as of December 31, 2022 or Term SOFR (as defined in the Credit Agreement) (subject to a floor of 0.00%) subsequent to the election, plus a margin applicable to the selected benchmark. The applicable margin is between 0.75% and 2.25% for borrowings based on the Alternative Base Rate and 1.75% and 3.25% for borrowings based on Term SOFR, depending upon the Borrower's total leverage ratio. The opening interest rate of the Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 7.95% (Term SOFR + 0.1% + 2.75%) as of June 30, 2023.

The Credit Agreement also contains certain customary conditions applicable to extensions of credit, including that representations and warranties made in the Credit Agreement be materially true and correct at the time of such extension. The third amendment added an additional condition consisting of two financial covenants with which the Company must comply in order to draw on the Revolving Loans during the balance of 2023. As of June 30, 2023, the Company was not in compliance with this additional condition and was therefore unable to draw on the Revolving Loans. These matters do not represent Events of Default (as defined in the Credit Agreement) and therefore do not affect the Term Loan.

With the fourth amendment management now expects to be in compliance with the covenant requirements of the Credit Agreement; however, the continuing impact from the FTC Consent Order on the Company’s business as well as other macro-economic factors could impact this compliance.  These items, as well others, could require the Company further amend its Credit Agreement, which may or may not be available on acceptable terms.

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

As disclosed in Note 4, Goodwill, the Company engaged a third party to assist in conducting an interim test of the fair value of its goodwill for potential impairment for the three months ended March 31, 2023. The Company considered a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The Company determined that a market-based approach, due to the decline in value of its publicly traded stock, provided the best indication of fair value of the Fluent reporting unit. Under the market approach, it considers the Company’s implied market multiple applied to management’s forecast and further adjusted for a control premium. If we were to experience an additional decline in market capitalization or assumptions in management's forecast, there would be an increased risk of impairment of goodwill. Based on the results of this market-based approach as of March 31, 2023, the Company concluded that its carrying value exceeded its estimated fair value by 20%. As such, the Company concluded that its goodwill of $51,614 for the Fluent reporting unit was impaired and recorded a non-cash impairment charge of $25,700 for the first quarter of 2023.

Additionally, the Company engaged a third party to assist in conducting an interim test of the fair value of its goodwill for potential impairment for the three months ended June 30, 2023. The Company determined that a combination of income approach and the market approach provided the best indication of fair value of the Fluent reporting unit. The income approach and market approach utilize accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the income approach include forecasted revenues and profitability, long-term growth rates, and discount rates. The market approach considers the Company’s implied market multiple applied to management's forecasted profitability and is further adjusted for control premium. Management exercises judgment in developing these assumptions. If we were to experience sales declines, a significant change in operating margins which may impact our cash flows, an increase in our discount rates, a decline in the Company’s market capitalization, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of goodwill and/or other assets. Based on the results of this approach as of June 30, 2023, the Company concluded that its fair value exceeded its estimated carrying value by 5%. As such the Company concluded that its goodwill of $27,469 for the Fluent reporting unit was not impaired. If there is a reduction in operating results or a decline in the market value of the Company's publicly-traded stock, this could result in future impairment charges, which could affect the financial results.

For additional information, please refer to our 2022 Form 10-K. There have been no additional material changes to Critical Accounting Policies and Estimates disclosed in the 2022 Form 10-K.

Recently issued accounting and adopted standards

See Note 1(b), "Recently issued and adopted accounting standards," in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2023 and concluded they were not effective as of that date. Based on this evaluation, they concluded our procedures were not effective due to the identification of a material weakness in internal control over financial reporting relating to our ability to timely account for non-routine, non-recurring, unusual or complex financial transactions. As a result, the Company performed additional analysis deemed necessary to ensure that our financial statements included in this Quarterly Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Remediation Efforts to Address Material Weakness

With the oversight of the Audit Committee of the Board of Directors, we are in the process of developing a remediation plan that will enhance our processes for timely identifying and determining the proper accounting for non-routine, non-recurring, unusual or complex transactions.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes to our internal control over financial reporting during this quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Legal Matters

On March 31, 2022, the Company reached a settlement for $1.7 million with the New York State Department of Taxation and Finance (the "Tax Department") following a sales and use tax audit covering the period from December 1, 2010 to November 30, 2019. The Tax Department had asserted that revenue derived from certain of the Company’s customer acquisition and list management services were subject to sales tax, as a result of being deemed taxable information services. The settlement amount was paid on April 1, 2022. Since March 1, 2022, the Company has been collecting and remitting New York sales tax on certain types of revenues from New York based clients.

On January 28, 2020, Fluent received a Civil Investigative Demand from the Federal Trade Commission ("FTC") regarding compliance with the FTC Act and the Telemarketing Sales Rule. On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty. On January 12, 2023, the Company made an initial proposal of $5.0 million for the civil monetary penalty contingent on successful negotiation of the remaining outstanding injunctions and other provisions. The Company accrued the same amount for the year ending December 31, 2022. On May 26, 2023, Fluent agreed to the terms of a Stipulated Order for Permanent Injunction, Monetary Judgment, Civil Penalty Judgment, and Other Relief (the "FTC Consent Order"). The FTC Consent Order imposed a civil penalty of $2.5 million, required additional changes to the Company’s employment opportunities marketplace and programmatic advertising business, and resulted in the implementation of compliance measures across the business. The same day, Fluent transferred the amount of the civil penalty to a third-party escrow account. On July 17, 2023, the FTC filed its Complaint for Civil Penalties, Permanent Injunction, Monetary Relief, and Other Relief and, together with Fluent, filed a Joint Motion for Entry of Proposed Stipulated Order in the United States District Court for the Southern District of Florida. The FTC Consent Order was entered by the Court on August 11, 2023, and the escrow funds were released on August 15, 2023.

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General ("PAAG") that it was reviewing the Company’s business practices relating to telemarketing. After the Company and the PAAG were unable to reach agreement on a proposed Assurance of Voluntary Compliance, the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties, and other relief in the United States District Court for the Western District of Pennsylvania on November 2, 2022. On May 19, 2023, the parties entered into a settlement, wherein the Company agreed to injunctive relief and to pay the PAAG $0.25 million for investigatory costs, all of which was paid as of June 30, 2023.

The Company has been involved in a Telephone Consumer Protection Act class action, Daniel Berman v. Freedom Financial Network, which was originally filed in 2018. On May 31, 2023, the parties entered into an Amended Class Action Settlement Agreement (the "Berman Settlement Agreement"), which includes injunctive provisions and payment to plaintiffs of $9.75 million for legal fees and a consumer redress fund. On July 28, 2023, the Court preliminarily approved the Berman Settlement Agreement, and the Company contributed $3.1 million, payable following the final approval of the settlement. The final approval of the settlement is expected in mid-2024. The Company's contribution amounts were accrued as of December 31, 2022. This amount is payable $1.1 million in cash and $2.0 million pursuant to an interest-bearing note with a two-year term provided by a co-defendant, Freedom Financial Network.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2022 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K. The risk factors below update all risk factors in our 2022 Form 10-K related to the matters discussed in the risk factors below.

The FTC and the PAAG have concluded their investigations involving the Company. The terms of resolution of these actions, or similar actions by other regulators, will affect our business and results of operations.

As a result of the FTC Consent Order and the PAAG settlement, we have made additional changes to our employment opportunities marketplace and programmatic advertising businesses and have implemented industry-leading compliance measures across the entire business which will have at least a short-term negative impact on our revenues and media margin. While in the medium term, we expect that the increased industry-wide scrutiny and compliance demands of partners will eliminate the competitive advantage that less compliance-focused platforms currently enjoy as a result of the changes we have implemented, and that our industry-leading compliance protocols will be a competitive advantage enabling us to recapture market share from our competitors, we cannot assure you that the adverse impact on our revenues and media margin will not continue longer than expected.

Despite resolving the FTC and PAAG matters, we could be subject to additional regulatory actions from other state attorneys general. Moreover, the TCPA plaintiffs’ bar and individual claimants may file claims and lawsuits against us. Such actions could have a substantial adverse impact on our reputation and ability to continue to buy media cost effectively and the willingness of our advertiser clients to continue to do business with us, which could in turn materially and adversely affect our results of operations and financial position. Such claims may also require significant expenditures for legal fees.

Increasing regulatory scrutiny of the digital marketing industry could adversely impact our business and results of operations.

Increasing awareness and concern among the general public, privacy advocates, mainstream media and governmental bodies has led to increasing regulatory scrutiny of the digital marketing industry. Fluent, LLC recently agreed to the FTC Consent Order and PAAG settlement and implemented industry-leading compliance measures across the entire business, and particularly in the employment opportunities and programmatic advertising businesses. These changes will have a negative impact on our revenues and media margin in the short term and potentially longer. We may become subject to additional regulatory actions and/or requirements, which could in turn materially and adversely affect our results of operations and financial position. See risk factor entitled "The FTC and the PAAG have concluded their investigations involving the Company . . ." above. In addition, additional regulatory actions may require significant expenditures for legal fees.

There can be no assurance that our common stock will continue to be listed on The Nasdaq Global Market ("Nasdaq"), which could limit investors’ ability to make transactions in our common stock and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is traded on Nasdaq under the symbol "FLNT." To maintain our listing we are required to satisfy continued listing requirements, including the requirement commonly referred to as the minimum bid price rule. The minimum bid price rule requires that the closing bid price of our common stock be at least $1.00 per share. On May 1, 2023, we received a letter from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that based upon the Company's closing bid price during the previous 31 consecutive business days, we no longer met the minimum bid price rule. The notice had no immediate effect on the listing of our common stock on Nasdaq, and we have until October 30, 2023 to regain compliance. If at any time during such 180-calendar day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide us written confirmation of compliance and the matter will be closed.  If we do not regain compliance by October 30, 2023, and we request to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, we may be eligible for an additional 180-calendar day compliance period, subject to satisfying the conditions in the applicable Nasdaq Listing Rules. However, there can be no assurance that we will be able to regain compliance with the minimum bid price rule or continue to satisfy other continued listing standards and maintain the listing of our common stock on Nasdaq. The suspension or delisting of our common stock, or the commencement of delisting proceedings, could, among other things, materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Although we may effect a reverse stock split of our issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable us to regain compliance with the Nasdaq minimum bid price requirement.

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

In addition, the Credit Agreement contains financial covenants that require us to maintain minimum total leverage ratios and fixed charge coverage ratios. The applicable interest rate on the facility may increase if our total leverage ratio increases to specified amounts that would result in our interest expenses going up.  Subject to the terms and conditions set forth in the Credit Agreement, we are required to make annual mandatory prepayments of 10% of the original principal amount of the facility and make other prepayments in certain circumstances prior to March 31, 2026, the Maturity Date of the facility.

These covenants could materially adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand and pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot provide any assurance that we will be able to comply with such covenants. The restrictions also limit our ability to obtain future financings or to withstand a future downturn in our business or the economy in general. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

A breach of any covenant in the Credit Agreement would result in a default under the Credit Agreement after the expiration of any applicable grace periods a default, if not cured or waived, could result in the acceleration of the debt outstanding under the Credit Agreement. In the second and third quarters of 2023, we entered into amendments to the Credit Agreement to prevent breaches of certain covenants.  There is no assurance we will be able to obtain an amendment or waiver to the Credit Agreement to prevent future defaults.  Any amendment or waiver will likely require concessions from the Company, such as prepayments, the imposition of other covenants or restrictions, limitations on future borrowing, or the payment of lender expenses. If the debt is accelerated, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at such time, it may not be on terms that are acceptable to us or as favorable to us as our current agreements. If our debt is in default for any reason, our business, financial condition, and results of operations could be materially and adversely affected.

Our management has identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. As of June 30, 2023, our management concluded that our disclosure controls and procedures were not effective and that we had, as of such date, a material weakness relating to our ability to timely account for non-routine, non-recurring, unusual or complex financial transactions. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

With the oversight of the Audit Committee of the Board of Directors, we are developing a remediation plan that will enhance our processes for timely identifying and determining the proper accounting for non-routine, non-recurring, unusual or complex transactions . We cannot currently provide an estimate of how long such plan will take to remediate the material weakness or assure you that the remediation plan will remediate the material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering events, the information below is being disclosed under this Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement), Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of Registrant) and Item 3.03 (Material Modification to Rights of Security Holders) of Form 8-K.

On August 21, 2023, Fluent, LLC entered into a fourth amendment to the Credit Agreement with certain subsidiaries of Fluent, LLC as guarantors, and Citizens Bank, N.A. (“Citizens Bank”) as administrative agent, lead arranger and bookrunner, which (i) adjusted certain financial covenants for the remaining fiscal quarters of 2023, (ii) temporarily adjusted interest rates, (iii) permitted Citizens Bank to retain a business consultant at Fluent, LLC’s expense to advise on the credit parties’ financial and operating performance; (iv) required weekly liquidity reports to Citizens Bank, (iv) required a $5 million prepayment of the Term Loan, and (v) adjusted the Revolving Loans by the same amount to $10 million.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication	8-K	001-37893	3.1	3/26/2015

3.2	Certificate of Incorporation	8-K	001-37893	3.2	3/26/2015

3.3	Certificate of Amendment to the Certificate of Incorporation	8-K	001-37893	3.1	9/26/2016

3.4	Certificate of Amendment to the Certificate of Incorporation	8-K	001-37893	3.1	4/16/2018

3.5	Amended and Restated Bylaws	8-K	001-37893	3.2	2/19/2019

10.1	Third Amendment to Credit Agreement					X

10.2+	Form of Restricted Stock Unit Award Grant Notice (2022 Long Term Incentive Plan)					X

10.3+	Form of Restricted Stock Unit Award Grant Notice (2022 Omnibus Equity Incentive Plan)					X

10.4+	Form of 2022 Performance Share Unit Agreement					X

10.5+	Form of Stock Option Grant Notice and Option Agreement (2022 Omnibus Equity Incentive Plan)					X

10.6	Fourth Amendment to Credit Agreement					X

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

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fluent, Inc.

August 21, 2023	By:	/s/ Ryan Perfit
Ryan Perfit
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)