Form 10-Q
period 2023-09-30
Fluent, Inc.
filed 2023-11-15
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 10, 2023, the registrant had 81,237,158 shares of common stock, $0.0005 par value per share, outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$20,513	$25,547
Accounts receivable, net of allowance for doubtful accounts of $177 and $544, respectively	48,515	63,164
Prepaid expenses and other current assets	8,069	3,506
Total current assets	77,097	92,217
Property and equipment, net	687	964
Operating lease right-of-use assets	3,833	5,202
Intangible assets, net	27,710	28,745
Goodwill	1,261	55,111
Other non-current assets	1,502	1,730
Total assets	$112,090	$183,969
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$11,841	$6,190
Accrued expenses and other current liabilities	25,746	35,626
Deferred revenue	492	1,014
Current portion of long-term debt	31,799	5,000
Current portion of operating lease liability	2,295	2,389
Total current liabilities	72,173	50,219
Long-term debt, net	—	35,594
Operating lease liability	2,220	3,743
Other non-current liabilities	2,207	458
Total liabilities	76,600	90,014
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 85,803,727 and 84,385,458, respectively; and Shares outstanding — 81,192,158 and 80,085,306, respectively (Note 7)	43	42
Treasury stock, at cost — 4,611,569 and 4,300,152 Shares, respectively (Note 7)	(11,407)	(11,171)
Additional paid-in capital	426,473	423,384
Accumulated deficit	(379,619)	(318,300)
Total shareholders' equity	35,490	93,955
Total liabilities and shareholders' equity	$112,090	$183,969

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$66,239	$89,046	$225,638	$276,470
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	50,148	65,270	167,960	202,859
Sales and marketing	4,426	4,254	13,454	12,590
Product development	4,511	4,622	14,064	13,979
General and administrative	8,725	10,877	24,991	33,852
Depreciation and amortization	2,658	3,398	8,112	10,037
Goodwill impairment and write-off of intangible assets	29,705	—	55,405	55,528
Loss (gain) on disposal of property and equipment	—	(2)	—	19
Total costs and expenses	100,173	88,419	283,986	328,864
Income (loss) from operations	(33,934)	627	(58,348)	(52,394)
Interest expense, net	(936)	(517)	(2,420)	(1,331)
Income (loss) before income taxes	(34,870)	110	(60,768)	(53,725)
Income tax (expense) benefit	1,243	3,003	(551)	(2,119)
Net income (loss)	(33,627)	3,113	(61,319)	(55,844)

Basic and diluted income (loss) per share:
Basic	$(0.41)	$0.04	$(0.74)	$(0.69)
Diluted	$(0.41)	$0.04	$(0.74)	$(0.69)

Weighted average number of shares outstanding:
Basic	82,880,536	81,592,316	82,511,454	81,327,639
Diluted	82,880,536	81,699,966	82,511,454	81,327,639

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2023	85,751,226	$43	4,611,569	$(11,407)	$425,491	$(345,992)	$68,135
Vesting of restricted stock units and issuance of stock under incentive plans	52,501	—	—	—	—	—	—
Share-based compensation	—	—	—	—	982	—	982
Net loss	—	—	—	—	—	(33,627)	(33,627)
Balance at September 30, 2023	85,803,727	$43	4,611,569	$(11,407)	$426,473	$(379,619)	$35,490

Balance at December 31, 2022	84,385,458	$42	4,300,152	$(11,171)	$423,384	$(318,300)	$93,955
Vesting of restricted stock units and issuance of stock under incentive plans	1,418,269	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	311,417	(236)	—	—	(236)
Share-based compensation	—	—	—	—	3,090	—	3,090
Net loss	—	—	—	—	—	(61,319)	(61,319)
Balance at September 30, 2023	85,803,727	$43	4,611,569	$(11,407)	$426,473	$(379,619)	$35,490

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2022	84,146,082	$42	4,300,152	$(11,171)	$421,172	$(253,925)	$156,118
Vesting of restricted stock units and issuance of stock under incentive plans	96,880	—	—	—	—	—	—
Share-based compensation	—	—	—	—	818	—	818
Net income	—	—	—	—	—	3,113	3,113
Balance at September 30, 2022	84,242,962	$42	4,300,152	$(11,171)	$421,990	$(250,812)	$160,049

Balance at December 31, 2021	83,057,083	$42	4,091,823	$(10,723)	$419,059	$(194,968)	$213,410
Vesting of restricted stock units and issuance of restricted stock	1,185,879	—	—	—	211	—	211
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	208,329	(448)	—	—	(448)
Share-based compensation	—	—	—	—	2,720	—	2,720
Net loss	—	—	—	—	—	(55,844)	(55,844)
Balance at September 30, 2022	84,242,962	$42	4,300,152	$(11,171)	$421,990	$(250,812)	$160,049

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,319)	$(55,844)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,112	10,037
Non-cash loan amortization expense	330	201
Share-based compensation expense	2,958	2,652
Goodwill impairment	55,405	55,400
Write-off of intangible assets	—	128
Loss on disposal of property and equipment	—	19
Provision for bad debt	(51)	275
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	14,700	2,406
Prepaid expenses and other current assets	(4,563)	277
Other non-current assets	228	52
Operating lease assets and liabilities, net	(248)	(127)
Accounts payable	5,651	(1,212)
Accrued expenses and other current liabilities	(10,869)	(7,497)
Deferred revenue	(522)	456
Other	(117)	(89)
Net cash provided by operating activities	9,695	7,134
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(4,093)	(3,316)
Business acquisitions, net of cash acquired	(1,250)	(971)
Acquisition of property and equipment	(25)	(10)
Net cash used in investing activities	(5,368)	(4,297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(8,750)	(3,750)
Debt financing costs	(375)	—
Taxes paid related to net share settlement of vesting of restricted stock units	(236)	(448)
Net cash used in financing activities	(9,361)	(4,198)
Net decrease in cash and cash equivalents	(5,034)	(1,361)
Cash and cash equivalents at beginning of period	25,547	34,467
Cash and cash equivalents at end of period	$20,513	$33,106
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$2,234	1,162
Cash paid for income taxes	$114	603
Share-based compensation capitalized in intangible assets	$72	68
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent payments in connection with TAPP consolidation	$2,915	$—
Deferred payment in connection with True North acquisition	$—	$860
Contingent consideration in connection with True North acquisition	$—	$250
Equity issued in connection with True North acquisition	$—	$211

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended September 30, 2023 and 2022, respectively, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2023.

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

Going concern

In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern, management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date these accompanying unaudited financial statements are issued (the “issuance date”). As part of this evaluation, management may consider the potential mitigating impact of its plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date.

The Company has experienced a decline in its operating results, driven primarily by the continued economic slowdown and uncertainty, as well as the impacts of the recently imposed regulatory requirements (see Note 10, Contingencies). As a result, as of  September 30, 2023, the Company was not in compliance with the total leverage ratio covenant under its Credit Agreement (see Note 5, Long-term debt, net) and such event of default continued until the Waiver (defined below) became effective. The Company has also projected a continued decline in its operating results, driven primarily by the same factors described above. Therefore, the Company does not expect to be in compliance with certain financial covenants under the Credit Agreement during certain quarters in the twelve months following the issuance date. If the Company is not in compliance with its covenants, under the Credit Agreement, it will be an event of default that would give lenders the right to accelerate maturities under the Credit Agreement. While the Company had cash and cash equivalents of $20.5 million as of  September 30, 2023  and had positive cash flow from operations in the prior two fiscal years and for the nine months ended September 30, 2023, management does not expect the Company’s cash resources would be adequate to meet its obligations as they become due within the one-year period after the issuance date if maturities under the Credit Agreement were accelerated. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 5, Long-term debt, net, on November 15, 2023, Fluent, LLC (the “Borrower”) entered into a Temporary Waiver Under Credit Agreement (the “Waiver”) to the Credit Agreement that is effective through the earlier of January 15, 2024 or an occurrence of any other event of default (the “Termination date”). In addition to temporarily waiving the event of default resulting from the breach of the total leverage ratio covenant during the three months ended September 30, 2023, the Waiver imposed new financial reporting obligations on the Borrower, including the delivery of the Company’s 2024 budget by November 22, 2023 for review by the business consultant retained by counsel to Citizens Bank. The Company intends for that budget to inform modified financial covenant levels and other provisions, as appropriate, for the quarters ending December 31, 2023 through December 31, 2024, which would be accomplished with an amendment to the Credit Agreement. The Borrower and Citizens Bank have previously entered into amendments to the Credit Agreement as needed, and management expects to be able to enter into a new amendment prior to the Termination date.

In light of the recent challenges the Company has faced in achieving its financial targets, the Company plans to implement cost reductions and focus resources on new growth opportunities that will enable the Company to meet its projected budget.

While management believes its plans to enter into a new amendment to the Credit Agreement with financial covenant levels that the Company can satisfy will alleviate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern, successfully entering into it is not entirely within the Company’s control. In addition, there is no guarantee that the planned cost reductions or growth opportunities will be successfully executed or have the expected benefits. As there can be no assurance that the Company will be able to effectively implement its plans within one year after the issuance date, based on the factors above, management concluded that there is substantial doubt about the Company's ability to continue as a going concern through such one-year period.

The accompanying unaudited financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of recorded assets and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  September 30, 2023 and December 31, 2022, the balance of deferred revenue was  $492 and $1,014, respectively. The majority of the deferred revenue balance as of  December 31, 2022 was recognized as revenue during the first quarter of 2023.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is earned, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  September 30, 2023 and December 31, 2022, unbilled revenue included in accounts receivable was $23,374 and $26,878, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

(d) Use of estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, purchase accounting, valuation of variable interest entity, accruals for contingencies, and income tax provisions. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

As of September 30, 2023, the Company regards the fair value of its long-term debt to approximate its carrying value. The fair value assessment represents a Level 2 measurement. See Note 5, Long-term debt, net.

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of September 30, 2023, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be a Level 3 measurement, as certain inputs used to determine fair value are unobservable. See Note 4, Goodwill, for further discussion of impairment charges.

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

For the three and nine months ended September 30, 2023 and 2022, basic and diluted income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(33,627)	$3,113	$(61,319)	$(55,844)
Denominator:
Weighted average shares outstanding	81,160,944	79,898,219	80,798,223	79,620,308
Weighted average restricted shares vested not delivered	1,719,592	1,694,097	1,713,231	1,707,331
Total basic weighted average shares outstanding	82,880,536	81,592,316	82,511,454	81,327,639
Dilutive effect of assumed conversion of restricted stock units	—	107,650	—
Total diluted weighted average shares outstanding	82,880,536	81,699,966	82,511,454	81,327,639
Basic and diluted income (loss) per share:
Basic	$(0.41)	$0.04	$(0.74)	$(0.69)
Diluted	$(0.41)	$0.04	$(0.74)	$(0.69)

Based on exercise prices compared to the average stock prices for the three and nine months ended September 30, 2023 and 2022, certain stock equivalents, including restricted stock units and stock options, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units	5,499,375	1,220,790	5,499,375	1,780,022
Stock options	1,831,000	2,139,000	1,831,000	2,139,000
Total anti-dilutive securities	7,330,375	3,359,790	7,330,375	3,919,022

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	September 30, 2023	December 31, 2022
Gross amount:
Software developed for internal use	3	$18,407	13,740
Acquired proprietary technology	3-5	16,972	15,965
Customer relationships	5-10	39,168	38,068
Trade names	4-20	16,657	16,657
Domain names	20	195	195
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
		124,459	117,685
Total gross amount
Accumulated amortization:
Software developed for internal use		(11,018)	(8,097)
Acquired proprietary technology		(14,978)	(14,305)
Customer relationships		(36,726)	(35,156)
Trade names		(6,689)	(6,038)
Domain names		(75)	(68)
Databases		(25,495)	(23,508)
Non-competition agreements		(1,768)	(1,768)
Total accumulated amortization		(96,749)	(88,940)
Net intangible assets:
Software developed for internal use		7,389	5,643
Acquired proprietary technology		1,994	1,660
Customer relationships		2,442	2,912
Trade names		9,968	10,619
Domain names		120	127
Databases		5,797	7,784
Total intangible assets, net		$27,710	$28,745

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent, LLC Acquisition"); the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"); the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"); the acquisition of a 50% interest in Winopoly, LLC (the "Initial Winopoly Acquisition"), effective April 1, 2020; the acquisition of a 100% interest in True North Loyalty, LLC, (the "True North Acquisition"), effective January 1, 2022 (see Note 11, Business acquisition), and the consolidation of TAPP Influencers Corp. ("TAPP") effective January 9, 2023 (see Note 12, Variable Interest Entity).

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

During the second quarter of 2023, the Company determined that the effects of the recently imposed regulatory requirements on the Company constituted a triggering event. The Company also then determined that the decline in the market value of its publicly traded stock, which resulted in a corresponding decline in its market capitalization, along with the operating results for the third quarter of 2023, also constituted a triggering event. The Company conducted an interim test of the recoverability of its long-lived assets, which compared projected undiscounted cash flows to the carrying value of the asset group. The results of this approach indicated that its long-lived assets were not impaired as of  June 30, 2023 or  September 30, 2023.

Amortization expenses of $2,559 and $3,292 for the three months ended September 30, 2023 and 2022, respectively, and $7,810 and $9,651 for the nine months ended September 30, 2023 and 2022, respectively, are included in depreciation and amortization expenses in the consolidated statements of operations. As of September 30, 2023, intangible assets with a carrying amount of $919, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of September 30, 2023, estimated amortization expenses related to the Company's intangible assets for the remainder of 2023 and through 2028 and thereafter are as follows:

Year	September 30, 2023
Remainder of 2023	$2,777
2024	7,547
2025	7,101
2026	2,886
2027	828
2028 and thereafter	6,571
Total	$27,710

4. Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for under business combination accounting. As of September 30, 2023, the total balance of goodwill was $1,261, a decrease of $53,850 from December 31, 2022, as a result of a non-cash impairment charge of $55,405, offset by a 1,555 increase in goodwill related to the TAPP consolidation, which was within the non-cash impairment charge (see Note 12, Variable Interest Entities). The balance also relates to the Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, the Initial Winopoly Acquisition, and the True North Acquisition (see Note 11, Business acquisition).

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

For the three months ended March 31, 2023, the Company completed its quarterly triggering event assessments and determined that the decline in the market value of its publicly-traded stock, which resulted in a corresponding decline in its market capitalization, constituted a triggering event. The Company therefore conducted an interim test of the fair value of the Fluent reporting unit's goodwill for potential impairment as of March 31, 2023. The Company considered a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The Company determined that a market-based approach, which considered the Company’s implied market multiple applied to management’s forecast and further adjusted for a control premium, provided the best indication of fair value of the Fluent reporting unit. The results of this market-based approach indicated that the Fluent reporting unit’s carrying value exceeded its fair value by 20%. The Company therefore concluded that the Fluent reporting unit’s goodwill of $51,614 was impaired and recorded a non-cash impairment charge of $25,700.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the three months ended June 30, 2023, the Company completed its quarterly triggering event assessments and determined that the effect of the recently imposed regulatory requirements and the effect of the continued economic slowdown on the Company’s expected operating results had each constituted a triggering event. The Company therefore conducted an interim test of the fair value of the Fluent reporting unit's goodwill for potential impairment related to both triggering events as of  June 30, 2023. The Company applied a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The results of this approach indicated that the fair value exceeded its carrying value by 5%. The Company therefore concluded that the Fluent reporting unit’s goodwill of $27,469 was not impaired.

For the three months ended September 30, 2023, the Company completed its quarterly triggering event assessments and determined that the decline in the market value of its publicly-traded stock, which resulted in a corresponding decline in its market capitalization, along with the impact of the continued economic slowdown on the Company’s expected operating results had both constituted a triggering event. The Company therefore conducted an interim test of the fair value of the Fluent reporting unit's goodwill for potential impairment related to both triggering events and All Others for potential impairment related to the economic slowdown. The Company applied a combination of income and market approaches to determine the fair value of the Fluent reporting unit and All Others. The results of this approach indicated that the Fluent reporting unit’s carrying value and All Others carrying value exceeded its fair value by 32% and 29%, respectively. The Company therefore concluded that the Fluent reporting unit’s goodwill was impaired and recorded a non-cash impairment for the remainder of the goodwill balance of $27,469. In addition, the All Other goodwill of $3,497 was also concluded to be impaired, and the Company recorded a non-cash impairment charge of $2,236.

5. Long-term debt, net

Long-term debt, net of unamortized discount and financing costs, related to the Credit Facility consisted of the following:

	September 30, 2023	December 31, 2022
Credit Facility due 2026 (less unamortized discount and financing costs of $701 and $656, respectively)	$31,799	$40,594
Less: Current portion of long-term debt	(31,799)	(5,000)
Long-term debt, net (non-current)	$-	$35,594

Credit Facility

On March 31, 2021, Fluent, LLC (the "Borrower") entered into a credit agreement (as amended, modified, extended, restated, replaced, or supplemented from time to time, the "Credit Agreement") with certain subsidiaries of the Borrower as guarantors, the lenders thereto, and Citizens Bank, N.A. ("Citizens Bank") as administrative agent, lead arranger and bookrunner. The original Credit Agreement provided for a term loan in the aggregate principal amount of $50,000 funded on the closing date (the "Term Loan"), along with an undrawn revolving credit facility of up to $15,000 (the "Revolving Loans," and together with the Term Loan, the "Credit Facility").

On May 15, 2023, the Borrower and Citizens Bank entered into a third amendment to the Credit Agreement, which amended certain provisions by adding an additional tier of applicable margin to the selected rates and providing for additional notice of certain material events and, for the remaining fiscal quarters of 2023, established the following, in each case pursuant to the terms and conditions under the Credit Agreement: (i) adjustments to the pricing floor and certain EBITDA add-backs; (ii) monthly financial reporting requirements; (iii) additional financial covenant testing conditions on Fluent’s ability to draw on the Revolving Loans; (iv) additional tiers to certain financial covenants and added a minimum cash liquidity financial covenant; (v) additional restrictions on the ability to (a) make loans and advances to officers, directors and employees; (b) invest in certain subsidiaries and joint ventures; and (c) make additional loans, investments or permitted acquisitions; and (vi) additional unrestricted cash requirements before the Company is permitted to pay dividends, make distributions or redeem or repurchase equity interests.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

On August 21, 2023, the Borrower and Citizens Bank entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”), which (i) adjusted certain financial covenants for the remaining fiscal quarters of 2023, including prohibiting the Company from drawing on the Revolving Loans until the issuance of the December 31, 2023 annual financial statements, (ii) temporarily adjusted interest rates, (iii) permitted Citizens Bank to retain a business consultant at the Borrower's expense to advise on the credit parties’ financial and operating performance; (iv) required weekly liquidity reports to Citizens Bank, and (v) required a $5,000 prepayment of the Term Loan and a reduction in the maximum amount of the Revolving Loans by the same amount to $10,000. The $5,000 prepayment amount was paid as of  September 30, 2023. In evaluating the amendments under ASC 470-50, Debt- Modifications and Extinguishments, the Company determined that the amendment should be treated as a debt modification with no gain or loss recognized.

On November 15, 2023, the Borrower and Citizens Bank entered into a Waiver to the Credit Agreement, pursuant to which Citizens Bank agreed to waive through the Termination date its rights and remedies arising from the Company’s breach of the total leverage ratio covenant during the quarter ending September 30, 2023.  The Waiver also added new reporting requirements, temporarily increased the applicable margin, and extended the term of the business consultant through January 15, 2024.  The Borrower must also provide a 2024 budget that has been reviewed by the business consultant retained by counsel to Citizens Bank. The Company intends for that budget to inform modified financial covenant levels and other provisions, as appropriate, for the quarters ending December 31, 2023 through December 31, 2024, which would be accomplished with an amendment to the Credit Agreement.

All obligations under the the Credit Agreement currently mature on  March 31, 2026, and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended June 30, 2021. At September 30, 2023, the Company was in compliance with all of the financial covenants under the Credit Agreement except for the total leverage ratio covenant. As discussed above, this covenant breach was waived through the Termination date by the Waiver. However, based on projections, the Company does not expect to be in compliance with certain financial covenants during certain quarters in the next twelve months. If the Company is not in compliance with financial covenants, it will be an event of default that would give the lenders the right to accelerate maturities.  Accordingly, all borrowings under the Credit Agreement have been classified as current as of September 30, 2023.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the benchmark selected by the Borrower, which may be based on the Alternative Base Rate, (as defined in the Credit Agreement), LIBOR (as defined in the Credit Agreement) rate (subject to a floor of 0.25%) prior to the election as of December 31, 2022 or Term SOFR (as defined in the Credit Agreement) (subject to a floor of 0.00%) subsequent to the election, plus a margin applicable to the selected benchmark. The applicable margin is between 0.75% and 2.25% for borrowings based on the Alternative Base Rate and 1.75% and 3.25% for borrowings based on Term SOFR, depending upon the Borrower's total leverage ratio. The opening interest rate of the Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 8.92% (Term SOFR + 0.1% + 3.50%) as of September 30, 2023.

The Credit Agreement also contains certain customary conditions applicable to extensions of credit, including that representations and warranties made in the Credit Agreement be materially true and correct at the time of such extension (once such extensions are no longer prohibited by the Fourth Amendment or a later amendment).

Maturities

As of September 30, 2023, scheduled future maturities of the Credit Agreement are as follows, reflective of the debt being accelerated as of the termination date if a new amendment is not reached:

Year	September 30, 2023
Remainder of 2023	$1,250
2024	31,250
Total maturities	$32,500

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

As of  September 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance against net deferred tax assets and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded. However, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the nine months ended September 30, 2023, the Company's effective income tax expense rate of 0.9% differed from the statutory federal income tax rate of 21% primarily due to the projected federal and state cash tax expense expected to result in taxable income for full-year 2023 after the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses, offset by the benefit of federal research and development credits. For the nine months ended September 30, 2022, the Company's effective income tax expense rate of 4.0% differed from the statutory federal income tax rate of 21% primarily due to the projected federal and state cash tax expense expected to result in taxable income for full-year 2022 after the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses, offset by the benefit of federal research and development credits.

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

As of  September 30, 2023 and December 31, 2022, the balance of unrecognized tax benefits was $1,480. The unrecognized tax benefits, if sustained, would benefit the Company's tax provision. As of September 30, 2023, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company does not anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months.

7. Common stock, treasury stock and warrants

Common stock

As of  September 30, 2023 and December 31, 2022, the number of issued shares of common stock was 85,803,727 and 84,385,458, respectively, which included shares of treasury stock of 4,611,569 and 4,300,152, respectively.

For the nine months ended September 30, 2023, the change in the number of issued shares of common stock was the result of an aggregate 1,418,269 shares of common stock issued upon vesting of RSUs, including 311,417 shares of common stock withheld to cover statutory taxes upon such vesting, which are reflected in treasury stock, as discussed below.

Treasury stock

As of  September 30, 2023 and December 31, 2022, the Company held shares of treasury stock of 4,611,569 and 4,300,152, respectively, with a cost of $11,407 and $11,171, respectively.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the nine months ended September 30, 2023, 311,417 shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose, all of which were taken into treasury stock. See Note 8, Share-based compensation.

8. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 15,422,523 shares of the Company's common stock. As of September 30, 2023, the Company had 5,598,650 shares of common stock available for grants pursuant to the 2022 Plan, which includes 946,071 shares of common stock previously available for issuance under the 2018 Stock Incentive Plan.

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

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company executives, which were issued on February 1, 2019, December 20, 2019,  March 1, 2020, and March 1, 2021. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125.00%, 133.33%, 133.33% and 133.33%, respectively, of the exercise price for 20 consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise price for 20 consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of September 30, 2023, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the nine months ended September 30, 2023, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2022	2,139,000	$4.37	6.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(308,000)	—	—	—
Outstanding as of September 30, 2023	1,831,000	$4.32	5.6	$—
Options exercisable as of September 30, 2023	1,088,000	$3.88	5.6	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the nine months ended September 30, 2023, the unvested balance of stock options was as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2022	897,000	$4.91	6.3
Granted	—	—	—
Forfeited	(154,000)	—	—
Vested	—	—	—
Unvested as of September 30, 2023	743,000	$4.95	5.6

Compensation expense recognized for stock options of $0 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $125 for the nine months ended September 30, 2023 and 2022, respectively, was recorded in sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of September 30, 2023, there was $0 of unrecognized share-based compensation with respect to outstanding stock options.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Restricted stock units and restricted stock

For the nine months ended September 30, 2023, details of unvested RSU activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2022	4,223,156	$5.37
Granted	3,487,110	$0.89
Vested and delivered	(1,106,852)	$3.09
Withheld as treasury stock (1)	(311,417)	$1.82
Vested not delivered (2)	(19,592)	$1.41
Forfeited	(773,030)	$1.49
Unvested as of September 30, 2023	5,499,375	$4.09

(1)

As discussed in Note 7, Common stock, treasury stock and warrants, the increase in treasury stock was due to shares withheld to cover statutory withholding taxes upon the delivery of shares following vesting of RSUs. As of September 30, 2023, there were 4,611,569 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the nine months ended September 30, 2023, there was a net increase in the vested not delivered balance as a result of the vesting of the 19,592 shares that were deferred due to timing of delivery of certain shares. As of September 30, 2023, 1,719,592 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs of $982 and $818 for the three months ended September 30, 2023 and 2022, respectively, and $3,090 and $2,595 for the nine months ended September 30, 2023 and 2022, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of September 30, 2023, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $4,757, which is expected to be recognized over a weighted average period of 1.3 years.

For the three and nine months ended September 30, 2023 and 2022, share-based compensation for the Company's stock options, RSUs, and common stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and marketing	$123	$107	$419	$420
Product development	158	125	485	383
General and administrative	680	569	2,114	1,849
Share-based compensation expense	961	801	3,018	2,652
Capitalized in intangible assets	21	17	72	68
Total share-based compensation	$982	$818	$3,090	$2,720

As of September 30, 2023, the Company recorded a liability of $15 related to PSUs that are to be settled in cash.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). As of September 30, 2023, the Company had two operating segments with two corresponding reporting units, "Fluent" and "All Other," and one reportable segment. "Fluent," for the purposes of segment reporting, represents the consolidated operating results of the Company excluding "All Other." "All Other" represents the operating results of AdParlor, LLC and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements.

Summarized financial information concerning the Company's segments for the three and nine months ended September 30, 2023 and 2022 are shown in the following tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fluent segment revenue(1):
United States	44,041	$53,853	$127,149	$169,197
International	20,060	33,209	92,199	99,841
Fluent segment revenue	64,101	87,062	219,348	269,038
All Other segment revenue(1):
United States	2,138	$1,984	$6,290	$7,360
International	—	—	—	72
All Other segment revenue	2,138	$1,984	$6,290	$7,432
Segment EBITDA
Fluent segment EBITDA	$(28,879)	$4,192	$(47,773)	$(42,055)
All Other segment EBITDA	(2,397)	(167)	(2,463)	(302)
Total EBITDA	(31,276)	4,025	(50,236)	(42,357)
Depreciation and amortization	2,658	3,398	8,112	10,037
Total income (loss) from operations	$(33,934)	$627	$(58,348)	$(52,394)

(1) Revenue aggregation is based upon location of the customer.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2023	2022
Total assets:
Fluent	$99,807	$168,486
All Other	12,283	15,483
Total assets	$112,090	$183,969

As of September 30, 2023, long-lived assets are all located in the United States.

For the nine months ended  September 30, 2023, the Company identified an international customer within the Fluent segment with revenue in the amount of $47,658 which represents 21% of consolidated revenue.

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

On March 31, 2022, the Company reached a settlement for $1,700 with the New York State Department of Taxation and Finance (the "Tax Department") following a sales and use tax audit covering the period from December 1, 2010 to November 30, 2019. The Tax Department had asserted that revenue derived from certain of the Company’s customer acquisition and list management services were subject to sales tax, as a result of being deemed taxable information services. The settlement amount was paid on April 1, 2022. Since March 1, 2022, the Company has been collecting and remitting New York sales tax on certain types of revenue from New York-based clients.

On January 28, 2020, Fluent received a Civil Investigative Demand from the Federal Trade Commission ("FTC") regarding compliance with the FTC Act and the Telemarketing Sales Rule. On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty. On January 12, 2023, the Company made an initial proposal of $5,000 for the civil monetary penalty contingent on successful negotiation of the remaining outstanding injunctions and other provisions. The Company accrued the same amount for the year ending December 31, 2022. On  May 26, 2023, Fluent agreed to the terms of a Stipulated Order for Permanent Injunction, Monetary Judgment, Civil Penalty Judgment, and Other Relief (the "FTC Consent Order"). The FTC Consent Order imposed a civil penalty of $2,500, required additional changes to the Company’s employment opportunities marketplace and programmatic advertising business, and resulted in the implementation of compliance measures across the business. The same day, Fluent transferred the amount of the civil penalty to a third-party escrow account. On July 17, 2023, the FTC filed its Complaint for Civil Penalties, Permanent Injunction, Monetary Relief, and Other Relief and, together with Fluent, filed a Joint Motion for Entry of Proposed Stipulated Order in the United States District Court for the Southern District of Florida. The FTC Consent Order was entered by the Court on August 11, 2023, and the escrow funds were released on August 15, 2023. The Company maintains insurance policies that cover certain legal costs, which include those incurred related to the FTC investigation. As of September 30, 2023, the Company had recognized $5,799 as contra-expense to general and administrative expenses with a remaining current asset of $1,777 related to these insurance policies.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General ("PAAG") that it was reviewing the Company’s business practices relating to telemarketing. After the Company and the PAAG were unable to reach agreement on a proposed Assurance of Voluntary Compliance, the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties, and other relief in the United States District Court for the Western District of Pennsylvania on November 2, 2022. On May 18, 2023, the parties entered into a settlement and jointly filed a Consent Petition of Final Decree, wherein the Company agreed to injunctive relief and to pay the PAAG $250 for investigatory costs, all of which was paid as of June 30, 2023.

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

11. Business acquisition

True North Acquisition

On  January 1, 2022, the Company acquired a 100% membership interest in True North Loyalty, LLC for a deemed purchase price of $2,321, which consisted of (i) $1,000 in cash at closing, (ii) $860 of deferred payments due at both the first and second anniversary of the closing date adjusted for net working capital, and (iii) contingent consideration with a fair value at the closing date of $250, payable in common stock based upon the achievement of specified revenue targets over the five-year period following the completion of the acquisition. The Company also issued 100,000 shares of fully-vested common stock to the sellers valued at $211. Certain seller parties entered into employment and non-competition agreements with the Company in connection with the True North Acquisition. True North Loyalty, LLC is a subscription-based business that utilizes call center operations and other media channels to market recurring revenue services to consumers. In accordance with ASC 805, the Company determined that the True North Acquisition constituted the purchase of a business.

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

On January 9, 2023, the Company entered into employment agreements with certain key employees of TAPP, an influencer-based business, which uses as an application to utilize its relationship with influencers to bring consumers to advertising clients. The Company is also a customer of TAPP and accounts for the majority of TAPP’s revenues. By virtue of TAPP’s key employees being employed by the Company and the significance of the Company to TAPP’s financial performance, the Company determined that TAPP qualified as a VIE in which the Company had a variable interest and that the Company is the primary beneficiary as a result of its significant influence and control over certain activities that most significantly impact its economic performance. As a result, the Company consolidates the TAPP operations. As the Company does not have an equity interest, 100% of the net assets and results of the operations of TAPP are attributable to non-controlling interests.

As the Company gained control of TAPP, in accordance with ASC 805, Business Combinations, it was then determined that TAPP constituted a business. The deemed fair value of the consideration was $4,165, which consisted of $1,250 of initial cash and $2,915 which was contingent based upon achievement of specified revenue and media margin targets over three years. The fair value of assets acquired, which excluded the immaterial net-working capital, were determined to be the publisher contracts of $1,100, which were valued using the 'with or without' method, a variation of the income approach, to be amortized over a period of one year and industry-based trade secrets of $1,510, which were valued using the excess earnings method, a variation of the income approach, to be amortized over a period of four years. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of 1,555 and primarily represents workforce and expected cash flow generation for the TAPP business that does not qualify for separate recognition as intangible assets included within the Fluent operating segment. For tax purposes, the value of the acquisition payments is treated as ordinary compensation for services rendered, deductible when paid and included in the employees’ wages. At and for the nine months ended September 30, 2023, the assets and revenues of TAPP totaled a de minimis percentage of the Company’s total assets and revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. Forward-looking statements are those that do not relate strictly to historical or current matters, but instead relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "project," "will,"  or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements , including, without limitation, those discussed in Part I, Item 1A of  the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 15, 2023 (the "2022 Form 10-K"), those contained in this Quarterly Report on Form 10-Q, and such other factors contained in our  other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law and intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.  The following discussion should be read in conjunction with the 2022 Form 10-K and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q

Overview

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

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We solicit our users’ consent to be contacted by us and/or our advertisers via various contact methods including email, telephone, SMS/text and push messaging. We then leverage their self-declared data in our performance offerings primarily in two ways: (1) to serve advertisements that we believe will be relevant to users based on the information they provide when they engage with our sites, and (2) to provide our clients that purchase access to our data with users' contact information so that such clients may communicate with them directly. We may also leverage our existing technology and database to drive new revenue streams, including syndication models, (e.g., Adflow), and other revenue streams, including utilization-based models (e.g., programmatic advertising).

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

Third Quarter Financial Summary

Three months ended September 30, 2023, compared to three months ended September 30, 2022:

•	Revenue decreased 26% to $66.2 million, compared to $89.0 million
•	Net loss was $33.6 million, or $0.41 per share, compared to net income of $3.1 million or $0.04 per share
•

Gross profit (exclusive of depreciation and amortization) was $16.1 million, a decrease of 32% as compared to the three months ended September 30, 2022, and representing 24% of revenue for the three months ended September 30, 2023

•	Media margin decreased 31% to $19.3 million, compared to $28.1 million, representing 29.2% of revenue for the three months ended September 30, 2023
•	Adjusted EBITDA decreased to negative $1.7 million, representing (2.6%) of revenue, based on net loss of $33.6 million, compared to positive $5.9 million, based on net income of $3.1 million
•	Adjusted net loss was $4.1 million, or $0.05 per share, compared to adjusted net income of $5.0 million, or $0.06 per share

Nine months ended September 30, 2023, compared to nine months ended September 30, 2022:

•	Revenue decreased 18% to $225.6 million, compared to $276.5 million
•	Net loss was $61.3 million, or $0.74 per share, compared to net loss of $55.8 million or $0.69 per share
•

Gross profit (exclusive of depreciation and amortization) was $57.7 million, a decrease of 22% as compared to nine months ended September 30, 2022, and representing 26% of revenue for the nine months ended September 30, 2023

•	Media margin decreased 22% to $67.2 million, compared to $86.3 million, representing 29.8% of revenue for the nine months ended September 30, 2023
•	Adjusted EBITDA decreased to $4.3 million, representing 1.9% of revenue, based on net loss of $61.3 million, compared to $20.1 million, based on net loss of $55.8 million
•	Adjusted net loss was $6.8 million, or $0.08 per share, compared to adjusted net income of $6.6 million, or $0.08 per share

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

Starting in 2022, we increased our spend with major digital media platforms, revised our bidding strategies for affiliate traffic, and developed partnerships to expand traffic from social media platforms, including the growing influencer sector. We also pursued strategic initiatives that enable us to grow revenue with existing user traffic volume, while attracting users to our media properties via email and SMS messages. These efforts have continued in 2023, as we continue to focus on improved monetization of consumer traffic through improved customer relationship management and internal capabilities that allow us to re-engage consumers who have registered on our owned media properties. Through these initiatives, our business has become less dependent on the volume of users to generate revenue growth.

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

Since 2022, we have experienced challenges growing our traffic volume because of several factors including the volatility of affiliate supply sources, changes in search engine algorithms, email and text message blocking algorithms, and increased competition for available media. In response to these challenges, we invested in strategic internal efforts to secure additional traffic from social media, including the growing influencer sector and Adflow, our e-commerce post-sales solution. The mix and profitability of our media channels, strategies, and partners is likely to continue to be dynamic and reflect evolving market trends and the regulatory environment.

Advertiser Trends & Seasonality

We deliver data and performance-based marketing executions to our clients across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Wellness, Retail & Consumer, and Staffing & Recruitment. Both data and performance-based spend continued to be challenged in 2023 by general economic uncertainty. We experienced slowdowns in the first nine-months of 2023 in certain sectors of the Media & Entertainment, Staffing & Recruitment, and Financial Products & Services industries. Additionally, in the third quarter of 2023 our largest client in the gaming sector pulled back pricing and spend as they refocused on ROAS rather than growth. Although the Company is addressing this pullback by scaling other clients in the marketplace from the gaming sector and other sectors of the Media & Entertainment industry, the gap was not fully absorbed by other bidders.

To offset these challenges, we continue to work with a select group of advertisers to define high performing consumer segments and strategically price paid conversions to help clients drive higher ROAS. This initiative has driven increased budgets from clients in the Media & Entertainment industry, which, collectively, represents a large component of our revenue mix.

Additionally, our results are subject to fluctuations as a result of seasonality and cyclicality in our clients’ businesses. Specifically, Adflow and our businesses that benefit from Medicare and ACA open enrollment benefit from strong fourth quarters. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

Business Practices & Compliance

During the current fiscal year, we continued to be impacted by slowing economic conditions and uncertainty. Additionally, as a result of the FTC Consent Order described in Part II, Item 1 – Legal Proceedings, below, we made additional changes to our employment opportunities marketplace and programmatic advertising businesses and have implemented industry-leading compliance measures across the entire business, which have had negative impacts on our revenues and media margin in the third quarter of 2023. In the medium term, although there can be no assurance, we expect that the increased industry-wide regulatory scrutiny will eliminate the competitive advantage that less compliance-focused competitors currently enjoy as a result of the changes we have implemented, and that our industry-leading compliance will be a competitive advantage enabling us to recapture market share from our competitors. Additionally, our legal fees related to the FTC Consent Order have continued to decrease, and we received an insurance reimbursement for prior legal fees incurred. In response to the regulatory requirements, we will continue to refocus investment into businesses unaffected by the FTC Consent Order, such as the Rewards and Adflow businesses.

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

Adjusted EBITDA is defined as net income (loss) excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) goodwill impairment, (6) write-off of intangible assets, (7) loss (gain) on disposal of property and equipment, (8) acquisition-related costs, (9) restructuring and other severance costs, and (10) certain litigation and other related costs.

Adjusted net income (loss) is defined as net income (loss) excluding (1) share-based compensation expense, (2) goodwill impairment, (3) write-off of intangible assets, (4) loss (gain) on disposal of property and equipment (5) acquisition-related costs, (6) restructuring and other severance costs, and (7) certain litigation and other related costs. Adjusted net income (loss) is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2023 and 2022, respectively, which we believe is the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$66,239	$89,046	$225,638	$276,470
Less: Cost of revenue (exclusive of depreciation and amortization)	50,148	65,270	167,960	202,859
Gross profit (exclusive of depreciation and amortization)	$16,091	$23,776	$57,678	$73,611
Gross profit (exclusive of depreciation and amortization) % of revenue	24%	27%	26%	27%
Non-media cost of revenue (1)	3,229	4,290	9,510	12,713
Media margin	$19,320	$28,066	$67,188	$86,324
Media margin % of revenue	29.2%	31.5%	29.8%	31.2%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net income (loss) for the three and nine months ended September 30, 2023 and 2022, respectively, which we believe is the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(33,627)	$3,113	$(61,319)	$(55,844)
Income tax expense	(1,243)	(3,003)	551	2,119
Interest expense, net	936	517	2,420	1,331
Depreciation and amortization	2,658	3,398	8,112	10,037
Share-based compensation expense	961	801	2,958	2,652
Goodwill impairment	29,705	—	55,405	55,400
Write-off of intangible assets	—	—	—	128
Loss (gain) on disposal of property and equipment	—	(2)	—	19
Acquisition-related costs(1)(2)	516	536	1,701	1,673
Restructuring and other severance costs	(24)	—	456	38
Certain litigation and other related costs	(1,624)	504	(5,982)	2,502
Adjusted EBITDA	$(1,742)	$5,864	$4,302	$20,055

(1)	Balance includes compensation expense related to non-competition agreements entered into as a result of certain acquisitions.
(2)	Balance includes earn-out expense of ($21) and $89 for the three and nine months ended September 30, 2023, respectively, as a result of certain acquisitions.

Below is a reconciliation of adjusted net income (loss) and adjusted net income (loss) per share from net income (loss) for the three and nine months ended September 30, 2023 and 2022, respectively, which we believe is the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net income (loss)	$(33,627)	$3,113	$(61,319)	$(55,844)
Share-based compensation expense	961	801	2,958	2,652
Goodwill impairment	29,705	—	55,405	55,400
Write-off of intangible assets	—	—	—	128
Loss (gain) on disposal of property and equipment	—	(2)	—	19
Acquisition-related costs(1)(2)	516	536	1,701	1,673
Restructuring and other severance costs	(24)	—	456	38
Certain litigation and other related costs	(1,624)	504	(5,982)	2,502
Adjusted net income (loss)	$(4,093)	$4,952	$(6,781)	$6,568
Adjusted net income (loss) per share:
Basic	$(0.05)	$0.06	$(0.08)	$0.08
Diluted	$(0.05)	$0.06	$(0.08)	$0.08
Weighted average number of shares outstanding:
Basic	82,880,536	81,592,316	82,511,454	81,327,639
Diluted	82,880,536	81,699,966	82,511,454	81,379,159

(1)	Balance includes compensation expense related to non-competition agreements entered into as a result of certain acquisitions.
(2)	Balance includes earn-out expense of ($21) and $89 for the three and nine months ended September 30, 2023, respectively, as a result of certain acquisitions.

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

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$66,239	$89,046	(26%)	$225,638	$276,470	(18%)

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenue for the three months ended September 30, 2023 decreased $22.8 million, or 26%, to $66.2 million, compared to $89.0 million for the three months ended September 30, 2022. The decrease was largely attributable to declines in the US Rewards business due to a reduction in client spend. In addition, revenue from the employment opportunities marketplace declined due to the changes in business practices that reflect the recently imposed regulatory requirements in connection with the FTC Consent Order described in Part II, Item 1 – Legal Proceedings, below.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenue for the nine months ended September 30, 2023 decreased $50.8 million, or 18%, to $225.6 million, compared to $276.5 million for the nine months ended September 30, 2022. The decrease was largely attributable to declines in the US Rewards business due to a reduction in client spend. In addition, revenue from the employment opportunities marketplace declined due to decreased demand related to the slowing labor market and changes in business practices that reflect the recently imposed regulatory requirements in connection with the FTC Consent Order described in Part II, Item 1 – Legal Proceedings, below. The revenue decline was partially offset by growth in our Influencer based platform and new initiatives.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Cost of revenue (exclusive of depreciation and amortization)	$50,148	$65,270	(23%)	$167,960	$202,859	(17%)

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Cost of revenue for the three months ended September 30, 2023 (exclusive of depreciation and amortization) decreased $15.1 million, or 23%, to $50.1 million, compared to $65.3 million for the three months ended September 30, 2022. The decrease was attributable to the same factors causing the decline in revenue for the quarter over quarter period. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers and digital media platforms for our owned and operated websites. The costs also include enablement costs associated with our call centers and tracking costs related to our consumer data. In addition, there are indirect costs which include fulfillment costs related to rewards earned by consumers who complete the requisite number of advertiser offers, along with call center software and hosting costs.

The total cost of revenue for the three months ended September 30, 2023 (exclusive of depreciation and amortization) as a percentage of revenue increased to 76% compared to 73% for the three months ended September 30, 2022. The increase was largely attributable to the increase in the cost of media as a percentage of revenue.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Cost of revenue for the nine months ended September 30, 2023 (exclusive of depreciation and amortization) decreased $34.9 million, or 17% to $168.0 million, compared to $202.9 million for the nine months ended September 30, 2022. The decrease was primarily attributable to the same factors causing the decline in revenue for the year over year period. The total cost of revenue for the nine months ended September 30, 2023(exclusive of depreciation and amortization) as a percentage of revenue increased to 74% compared to 73% for the nine months ended September 30, 2022. The increase was largely attributable to the increase in the cost of media as a percentage of revenue.

In the normal course of executing paid media campaigns to source consumer traffic, we regularly evaluate new channels, strategies, and partners, in an effort to identify actionable opportunities which can then be optimized over time. Traffic acquisition costs incurred with the major digital media platforms have historically been higher than affiliate traffic sources. For the nine months ended September 30, 2023, digital media spend continued to be driven by strategic test and learn initiatives that began in the second quarter of 2022. The mix and profitability of our media channels, strategies, and partners will likely reflect evolving market dynamics and the impact of our Traffic Quality Initiative and the increased compliance obligations as a result of the FTC Consent Order. As we evaluate and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability. The improved traffic quality being sourced is the foundation to support sustainable long-term growth and positioning us as an industry leader. Past levels of cost of revenue (exclusive of depreciation and amortization) may therefore not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Sales and marketing	$4,426	$4,254	4%	$13,454	$12,590	7%

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Sales and marketing expenses for the three months ended September 30, 2023 increased $0.2 million, or 4%, to $4.4 million, compared to $4.3 million for the three months ended September 30, 2022. For the three months ended September 30, 2023 and 2022, sales and marketing expense consisted mainly of employee salaries and benefits of $3.9 million and $3.6 million, advertising costs of $0.1 and $0.3 million, and non-cash share-based compensation expenses of $0.1 and $0.1 million, respectively. The increase was primarily due to salary increases partially offset by lower marketing costs incurred.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Sales and marketing expenses for the nine months ended September 30, 2023 increased $0.9 million, or 7%, to $13.5 million, compared to $12.6 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, sales and marketing expense consisted mainly of employee salaries and benefits of $11.4 million and $10.7 million, advertising costs of $0.7 and $0.8 million, non-cash share-based compensation expenses of $0.4 and $0.4 million, and travel and entertainment of $0.3 and $0.3 million, respectively. The increase was primarily due to salary increases partially offset by reductions in advertising costs.

Product development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Product development	$4,511	$4,622	(2%)	$14,064	$13,979	1%

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Product development expense for the three months ended September 30, 2023 decreased $0.1 million, or 2%, to $4.5 million, compared to $4.6 million for the three months ended September 30, 2022. For the three months ended September 30, 2023 and 2022, product and development expense consisted mainly of salaries and benefits of $3.4 million and $3.3 million, software license and maintenance costs of $0.5 million and $0.4 million, professional fees of $0.3 million and $0.6 million, and non-cash share-based compensation expense of $0.2 million and $0.1 million, respectively. The decrease in product development expense is primarily due to lower consulting fees.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Product development expense for the nine months ended September 30, 2023 increased $0.1 million, or 1%, to $14.1 million, compared to $14.0 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, product and development expense consisted mainly of salaries and benefits of $10.3 million and $10.1 million, software license and maintenance costs of $1.4 million and $1.2 million, professional fees of $1.3 million and $2.0 million, and non-cash share-based compensation expense of $0.5 million and $0.4 million, respectively. The slight increase in product development expenses reflects an increase in software license and maintenance costs and other operating costs, mainly offset by the decline in consulting fees.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
General and administrative	$8,725	$10,877	(20%)	$24,991	$33,852	(26%)

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

General and administrative expenses for the three months ended September 30, 2023 decreased $2.2 million, or 20%, to $8.7 million, compared to $10.9 million for the three months ended September 30, 2022. For the three months ended September 30, 2023 and 2022, general and administrative expense consisted mainly of employee salaries and benefits of $4.4 million and $5.1 million, professional fees of $2.1 million and $1.6 million, office overhead of $1.0 million and $1.1 million, non-cash share-based compensation expense of $0.7 million and $0.6 million, software license and maintenance costs of $0.7 million and $0.6 million, acquisition-related costs of $0.5 million and $0.5 million, and certain litigation and related costs of  ($1.6)million and $0.5 million, respectively. The decrease was mainly the result of a decrease in litigation related costs due to insurance reimbursements of previously incurred legal fees related to the FTC Consent Order and lower salaries due to a decline of headcount and certain employee salary reductions, partially offset by increased consulting fees.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

General and administrative expenses for the nine months ended September 30, 2023 decreased $8.9 million, or 26%, to $25.0 million, compared to $33.9 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, general and administrative expense consisted mainly of employee salaries and benefits of $13.9 million and $16.0 million, professional fees of $5.0 million and $4.3 million, office overhead of $3.2 million and $3.4 million, non-cash share-based compensation expense of $2.1 million and $1.8 million, software license and maintenance costs of $1.9 million and $1.8 million, acquisition-related costs of $1.7 million and $1.7 million, and certain litigation and related costs of  ($6.0) million and $2.5 million, respectively. The decrease was mainly the result of a decline in litigation related costs due to the lower-than-expected regulatory settlement reached in the second quarter of 2023, even as legal fees had increased to reach the settlement, along with insurance reimbursements for previously incurred legal fees related to the FTC Consent Order and lower salary costs due to restructuring in the first quarter of 2023 and fourth quarter of 2022. These increases were partially offset by increased consulting fees and strategic employee training expenses.

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

Depreciation and amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Depreciation and amortization	$2,658	$3,398	(22%)	$8,112	$10,037	(19%)

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Depreciation and amortization expenses for the three months ended September 30, 2023 decreased $0.7 million, or 22%, to $2.7 million, compared to $3.4 million for the three months ended September 30, 2022. This decrease was mainly due to certain intangible assets that fully amortized as compared to the three months ended September 30, 2022, partly offset by the amortization of the acquired intangibles related to TAPP Influencers Corp ("TAPP").

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Depreciation and amortization expenses for the nine months ended September 30, 2023 decreased $1.9 million, or 19%, to $8.1 million, compared to $10.0 million for the nine months ended September 30, 2022. This decrease was mainly due to certain intangible assets that had fully amortized as compared to the nine months ended September 30, 2022, partly offset by the amortization of the acquired intangibles related to TAPP.

Goodwill impairment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Goodwill impairment	$29,705	—	0%	$55,405	$55,400	0%

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

For the three months ended September 30, 2023, the Company recognized $29.7 of goodwill impairment related to both the Fluent and All Other Reporting Unit, compared to none for the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

For the nine months ended September 30, 2023, the Company recognized a $55.4 million impairment loss related to goodwill related to both the Fluent and All Other Reporting Unit, compared to $55.4 million related to the Fluent reporting unit for the nine months ended September 30, 2022.

Write-off of intangible assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Write-off of intangible assets	—	—	—	—	$128	(100%)

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

For the three months ended September 30, 2023 and 2022, the Company did not recognize write-offs of intangible assets.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

For the nine months ended September 30, 2023, the Company did not recognize write-offs of intangible assets, compared to $0.1 million for the write-offs of intangible assets related to software developed for internal use for the nine months ended September 30, 2022.

Loss (gain) on disposal of property and equipment

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2023	2022	% Change		2023	2022	% Change
Loss (gain) on disposal of property and equipment	—	$(2)	(100%	)	—	$19	(100%	)

Three months ended September 30, 2023  compared to the three months ended September 30, 2022

The Company recognized no gain or loss on disposal of property and equipment for the three months ended September 30, 2023, compared to de minimis gain on disposal for the three months ended September 30, 2022.

Nine months ended September 30, 2023  compared to the nine months ended September 30, 2022
The Company recognized no gain or loss on disposal of property and equipment for the  nine months ended September 30, 2023, compared to de minimis loss on disposal for the  nine months ended September 30, 2022.

Interest expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Interest expense, net	$936	$517	81%	$2,420	$1,331	82%

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Interest expense, net, for the three months ended September 30, 2023 increased $0.4 million, compared to the three months ended September 30, 2022, which was driven by a higher average interest rate on the Term Loan described below under "Liquidity and Capital Resources" below.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Interest expense, net, for the nine months ended September 30, 2023 increased $1.1 million, compared to the nine months ended September 30, 2022, which was driven by a higher average interest rate on the Term Loan described below under "Liquidity and Capital Resources."

Income (loss) before income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Income (loss) before income taxes	$(34,870)	$110	NM	$(60,768)	$(53,725)	13%

NM - Not Meaningful

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Loss before income taxes for the three months ended September 30, 2023 was $34.9 million, compared to income before income taxes of $0.1 million for the three months ended September 30, 2022. The change in income (loss) before income taxes of $35.0 million was primarily due to a decline in revenues of $22.8 million and goodwill impairment of $29.7 million that occurred in the current period, partially offset by a decline in cost of revenue of $15.1 million and an overall decrease in operating expenses of $2.1 million driven in part by the contra-expense related to the insurance reimbursement for prior legal fees.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Loss before income taxes for the nine months ended September 30, 2023 was $60.8 million, compared to loss before income taxes of $53.7 million for the nine months ended September 30, 2022. The increase in loss before income taxes of $7.0 million was primarily due to a decline in revenues of $50.8, partially offset by a decline in cost of revenue of $34.9 million and a decrease in operating expenses of $7.9 million driven in part by the contra-expense related to the insurance reimbursement for prior legal fees.

Income tax (expense) benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2023	2022	% Change		2023	2022	% Change
Income tax (expense) benefit	1,243	3,003	(59%	)	$(551)	$(2,119)	(74%	)

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Income tax benefit for the three months ended September 30, 2023, was $1.2 compared to $3.0 for the three months ended September 30, 2022, primarily driven by the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses offset by the benefit of federal research and development credits.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Income tax expense for the nine months ended September 30, 2023 was $0.6 million, compared to $2.1 for the nine months ended September 30, 2022, primarily driven by the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses offset by the benefit of federal research and development credits.

As of September 30, 2023 and 2022, we recorded a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that we are able to achieve and the net deferred tax assets available.

Net income (loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Net income (loss)	$(33,627)	$3,113	NM	$(61,319)	$(55,844)	10%

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Net loss for the three months ended September 30, 2023 was $33.6 million compared to net income of $3.1 million for the three months ended September 30, 2022 due to a decline in revenues and a goodwill impairment  that occurred in the current period, partly offset by declines in cost of revenue and operating expenses as discussed above.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Net loss for the nine months ended September 30, 2023 was $61.3 million compared to net loss of $55.8 million for the nine months ended September 30, 2022, due to a decline in revenues, partially offset by a decline in cost of revenue and a decrease in operating expenses as discussed above.

Liquidity and Capital Resources

Cash provided by operating activities. For the nine months ended September 30, 2023, net cash provided by operating activities was $9.7 million, compared to net cash provided by operating activities of $7.1 million for the nine months ended September 30, 2022. Net loss in the current period of $61.3 million represents a decrease of $5.5 million, as compared with net loss of $55.8 million in the prior period. Adjustments to reconcile net loss to net cash provided by operating activities of $66.8 million in the current period decreased by $1.9 million, as compared with $68.7 million in the prior period, primarily due to a lower depreciation and amortization in the current period as compared to the prior period. Changes in assets and liabilities sourcing cash of $4.3 million in the current period, as compared with consuming cash of $5.7 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash used in investing activities. For the nine months ended September 30, 2023 and 2022, net cash used in investing activities was $5.4 million and $4.3 million, respectively. The increase was mainly due to the increase in investment in capitalized software along with the impact of the TAPP consolidation that occurred in the current period ended September 30, 2023, compared to the True North Loyalty, LLC acquisition that occurred in the prior period ended September 30, 2022.

Cash used in financing activities. Net cash used in financing activities for the nine months ended September 30, 2023 and 2022 was $9.4 million and $4.2 million, respectively. The change was due to the $5.0 million prepayment made on the debt along with the fees paid related to the debt modification, slightly offset by the decline in taxes paid related to share settlements of vesting of restricted stock units.

As of September 30, 2023, we had noncancelable operating lease commitments of $4.8 million and long-term debt with a $32.5 million principal balance. For the nine months ended September 30, 2023, we funded our operations using available cash.

As of September 30, 2023, we had cash and cash equivalents of $20.5 million, a decrease of $5.0 million from $25.5 million as of December 31, 2022. Assuming maturity dates under the Credit Agreement are not accelerated, as noted below, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond regardless of our inability to access the Revolving Loans described below.

As of September 30, 2023, we were in compliance with our financial covenants except for the total leverage ratio covenant under the Credit Agreement. See below for details related to the Temporary Waiver Under Credit Agreement (the “Waiver”) entered into related to such non-compliance. We have projected a continued decline in our operating results, driven primarily by the continued economic slowdown and uncertainty, as well as the impacts of the recently imposed regulatory requirements. Therefore, we do not expect be in compliance with certain of our financial covenants for the next twelve months. If we are not in compliance with financial covenants, it will be an event of default that would give the lenders the right to accelerate maturities. We had cash and cash equivalents of $20.5 million as of September 30, 2023, and had positive cash flow from operations in the prior two fiscal years and for the nine months ended September 30, 2023. In addition, we plan to reduce costs and focus resources on new growth opportunities. However, even with that, we may need to obtain additional liquidity if the debt were to become accelerated or we do not meet our 2024 budget, raising substantial doubt about the ability to continue as a going concern.

The Waiver requires that the Borrower provide a 2024 budget to Citizens Bank, that has been reviewed by the business consultant retained by counsel to Citizens Bank.  We intend for that budget to inform modified financial covenant levels and other provisions, as needed, for the quarters ending December 31, 2023 through December 31, 2024, which would be accomplished with an amendment to the Credit Agreement. We and Citizens Bank have previously entered into amendments to the Credit Agreement as needed, and we expect to be able to enter into a new amendment prior to the Termination Date (defined below).

While we believe our plans will alleviate the conditions or events that raise substantial doubt about our ability to continue as a going concern, successfully entering into a new amendment to the Credit Agreement with financial covenant levels we can satisfy is not entirely within our control. In addition, there is no guarantee that the planned cost reductions or growth opportunities will be successfully executed or have the expected benefits. As there can be no assurance that we will be able to effectively implement our plans within one year after the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, management concluded that there is substantial doubt about our ability to continue as a going concern through such one-year period.

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

On March 31, 2021, Fluent, LLC (the "Borrower"), entered into a credit agreement (as amended, modified, extended, restated, replaced, or supplemented from time to time, the "Credit Agreement") with certain subsidiaries of the Borrower as guarantors, the lenders thereto, and Citizens Bank, N.A. ("Citizens Bank") as administrative agent, lead arranger and bookrunner. The original Credit Agreement provided for a term loan in the aggregate principal amount of $50,000 funded on the closing date (the "Term Loan"), along with an undrawn revolving credit facility of up to $15,000 (the "Revolving Loans," and together with the Term Loan, the "Credit Facility").

On May 15, 2023, the Borrower and Citizens Bank entered into a third amendment to the Credit Agreement, which amended certain provisions by adding an additional tier of applicable margin to the selected rates and providing for additional notice of certain material events and, for the remaining fiscal quarters of 2023, established the following, in each case pursuant to the terms and conditions under the Credit Agreement, (i) adjustments to the pricing floor and certain EBITDA add-backs; (ii) monthly financial reporting requirements; (iii) additional financial covenant testing conditions on Fluent’s ability to draw on the Revolving Loans; (iv) additional tiers to certain financial covenants and added a minimum cash liquidity financial covenant; (v) additional restrictions on the ability to (a) make loans and advances to officers, directors and employees; (b) invest in certain subsidiaries and joint ventures; and (c) make additional loans, investments or permitted acquisitions; and (vi) additional unrestricted cash requirements before the Company is permitted to pay dividends, make distributions or redeem or repurchase equity interests.

Additionally, on August 21, 2023, the Borrower and Citizens Bank entered into a fourth amendment to the Credit Agreement , which (i) adjusted certain financial covenants for the remaining fiscal quarters of 2023, including prohibiting the Company from drawing on the Revolving Loans until the issuance of the December 31, 2023 annual financial statements, (ii) temporarily adjusted interest rates, (iii) permitted the Citizens Bank to retain a business consultant at the Borrower's expense to advise on the credit parties’ financial and operating performance; (iv) required weekly liquidity reports to Citizens Bank, and (v) required a $5 million prepayment of the Term Loan and a $5 million reduction to the maximum availability of the Revolving Loans to $10 million. The $5 million prepayment amount was paid as of September 30, 2023.

On November 15, 2023, the Borrower and Citizens Bank entered into a Waiver to the Credit Agreement, pursuant to which Citizens Bank agreed to waive through the earlier of January 15, 2024 or an occurrence of any other event of default (the “Termination date”) its rights and remedies arising from the Company’s breach of the total leverage covenant during the quarter ending September 30, 2023.  The Waiver added new reporting requirements, temporarily increased the applicable margin, and extended the term of the business consultant through January 15, 2024. The Borrower must also provide a 2024 budget that has been reviewed by the business consultant retained by counsel to Citizens Bank.  We intend for that to inform modified financial covenant levels and other provisions, as needed, for the quarters ending December 31, 2023 through December 31, 2024, which would be accomplished with an amendment to the Credit Agreement.

All obligations under the Credit Agreement currently mature on March 31, 2026, and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended June 30, 2021. At September 30, 2023, the Company was in compliance with all of the financial covenants under the Credit Agreement except for the total leverage ratio covenant. As discussed above, this covenant breach was waived through the Termination date by the Waiver. However, based on projections, we do not expect to be in compliance with certain financial covenants during certain quarters in the next twelve months. If the Company is not in compliance with financial covenants, it will be an event of default that would give the lenders the right to accelerate maturity.  Accordingly, all borrowings under the Credit Agreement have been classified as current as of September 30, 2023.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the benchmark selected by the Borrower, which may be based on the Alternative Base Rate, (as defined in the Credit Agreement), LIBOR (as defined in the Credit Agreement) rate (subject to a floor of 0.25%) prior to the election as of December 31, 2022 or Term SOFR (as defined in the Credit Agreement) (subject to a floor of 0.00%) subsequent to the election, plus a margin applicable to the selected benchmark. The applicable margin is between 0.75% and 2.25% for borrowings based on the Alternative Base Rate and 1.75% and 3.25% for borrowings based on Term SOFR, depending upon the Borrower's total leverage ratio. The opening interest rate of the Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 8.92% (Term SOFR + 0.1% + 3.50%) as of September 30, 2023.

The Credit Agreement also contains certain customary conditions applicable to extensions of credit, including that representations and warranties made in the Credit Agreement be materially true and correct at the time of such extension (once such extensions are no longer prohibited by the Fourth Amendment or a later amendment).

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

As disclosed in Note 4, Goodwill, the Company engaged a third party to assist in conducting an interim test of the fair value of its goodwill for potential impairment for the three months ended March 31, 2023. The Company considered a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The Company determined that a market-based approach, due to the decline in value of its publicly traded stock, provided the best indication of fair value of the Fluent reporting unit. The market approach considers the Company’s implied market multiple applied to management’s forecast and further adjusted for a control premium. If we were to experience an additional decline in market capitalization or assumptions in management's forecast, there would be an increased risk of impairment of goodwill. Based on the results of this market-based approach as of March 31, 2023, the Company concluded that its carrying value exceeded its estimated fair value by 20%. As such, the Company concluded that its goodwill of $51,614 for the Fluent reporting unit was impaired and recorded a non-cash impairment charge of $25,700 for the first quarter of 2023.

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

Further, the Company engaged a third party to assist in conducting an interim test of the fair value of its goodwill for potential impairment for the three months ended September 30, 2023. The Company determined that a combination of income approach and the market approach provided the best indication of fair value of the Fluent reporting unit and All Other. The income approach and market approach utilize accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the income approach include forecasted revenues and profitability, long-term growth rates, and discount rates. The market approach for the Fluent reporting unit considers the Company’s implied market multiple applied to management's forecasted profitability and is further adjusted for control premium. The market approach for All Other considers the enterprise values of comparable companies applied to management's forecasted profitability and is further adjusted for control premium. Management exercises judgment in developing these assumptions. If we were to experience sales declines, a significant change in operating margins which may impact our cash flows, an increase in our discount rates, a decline in the Company’s market capitalization, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of goodwill and/or other assets. The results of this approach indicated that the Fluent reporting unit’s carrying value and All Others carrying value exceeded its fair value by 32% and 29%, respectively. The Company therefore concluded that the Fluent reporting unit’s goodwill was impaired and recorded a non-cash impairment for the remainder of the goodwill balance of $27,469. In addition, the All Other goodwill of $3,497 was also concluded to be impaired and the Company recorded a non-cash impairment charge of $2,236.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2023 and concluded they were not effective as of that date. As previously reported in our June 30, 2023 Quarterly Form 10-Q,  in connection with management’s assessment of the effectiveness of our internal control over financial reporting, management identified a material weakness in our internal control over financial reporting as of June 30, 2023 relating to our ability to timely account for non-routine, non-recurring, unusual or complex financial transactions, which is in the process of being remediated as of September 30, 2023.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Material Weakness

With the oversight of the Audit Committee of the Board of Directors, we developed a remediation plan to enhance our processes to timely account for non-routine, non-recurring, unusual or complex transactions.

Beginning in the third quarter of 2023, we improved our quarterly communication with key internal process owners to ensure non-routine, non-recurring, unusual or complex transactions are identified timely during and subsequent to the reporting period. We also began requiring additional certifications from such process owners prior to issuance of the financial statements. For those non-routine, non-recurring, unusual or complex transactions identified, we will engage third-party professionals for assistance, as needed. Lastly, we strengthened our quarterly review checklists to better ensure all items are identified and properly disclosed within the financial statement.

As part of our ongoing monitoring effort of our internal control over financial reporting, we will report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis throughout the year. Once placed in operation for a sufficient period of time, we will subject these process changes to appropriate tests, before concluding that the material weakness above has been effectively remediated.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes to our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Legal Matters

On March 31, 2022, the Company reached a settlement for $1.7 million with the New York State Department of Taxation and Finance (the "Tax Department") following a sales and use tax audit covering the period from December 1, 2010 to November 30, 2019. The Tax Department had asserted that revenue derived from certain of the Company’s customer acquisition and list management services were subject to sales tax, as a result of being deemed taxable information services. The settlement amount was paid on April 1, 2022. Since March 1, 2022, the Company has been collecting and remitting New York sales tax on certain types of revenues from New York-based clients.

On January 28, 2020, Fluent received a Civil Investigative Demand from the Federal Trade Commission ("FTC") regarding compliance with the FTC Act and the Telemarketing Sales Rule. On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty. On January 12, 2023, the Company made an initial proposal of $5.0 million for the civil monetary penalty contingent on successful negotiation of the remaining outstanding injunctions and other provisions. The Company accrued the same amount for the year ending December 31, 2022. On May 26, 2023, Fluent agreed to the terms of a Stipulated Order for Permanent Injunction, Monetary Judgment, Civil Penalty Judgment, and Other Relief (the "FTC Consent Order"). The FTC Consent Order imposed a civil penalty of $2.5 million, required additional changes to the Company’s employment opportunities marketplace and programmatic advertising business, and resulted in the implementation of compliance measures across the business. The same day, Fluent transferred the amount of the civil penalty to a third-party escrow account. On July 17, 2023, the FTC filed its Complaint for Civil Penalties, Permanent Injunction, Monetary Relief, and Other Relief and, together with Fluent, filed a Joint Motion for Entry of Proposed Stipulated Order in the United States District Court for the Southern District of Florida. The FTC Consent Order was entered by the Court on August 11, 2023, and the escrow funds were released on August 15, 2023. The Company maintains insurance policies that cover certain legal costs, which include those incurred related to the FTC investigation. As of September 30, 2023, the Company had recognized $5.8 million as contra-expense to general and administrative expenses with a remaining current asset of $1.8 million related to these insurance policies.

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General ("PAAG") that it was reviewing the Company’s business practices relating to telemarketing. After the Company and the PAAG were unable to reach agreement on a proposed Assurance of Voluntary Compliance, the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties, and other relief in the United States District Court for the Western District of Pennsylvania on November 2, 2022. On May 18, 2023, the parties entered into a settlement and jointly filed a Consent Petition for Final Decree, wherein the Company agreed to injunctive relief and to pay the PAAG $0.25 million for investigatory costs, all of which was paid as of June 30, 2023.

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

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June, 30, 2023. The risk factors below update all risk factors in our 2022 Form 10-K related to the matters discussed in the risk factors below.

There can be no assurance that our common stock will continue to be listed on The Nasdaq Stock Market, which could limit investors’ ability to make transactions in our common stock and the price of our common stock and our ability to access the capital markets.

The Company was notified on May 1, 2023, by The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The closing bid price for the Company’s common stock, par value $0.0005 per share, had been less than $1.00 per share for the previous 30 consecutive business days.  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until October 30, 2023 (the “Initial Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. On October 18, 2023, the Company transferred the listing of its common stock from The Nasdaq Global Market to The Nasdaq Capital Market, at which time it was afforded the remainder of the Initial Compliance Period.

On October 31, 2023, the Company received a letter from Nasdaq notifying the Company that the Nasdaq Listing Qualifications Staff (the “Nasdaq staff”) had determined that the Company was eligible for an additional 180 calendar day period, or until April 29, 2024 (the “Additional Compliance Period”), to regain compliance with the Minimum Bid Price Requirement.  The Company was afforded the Additional Compliance Period under Nasdaq Listing Rule 5810(c)(3)(A)(ii) based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and the Company’s written notice to Nasdaq of its intention to cure the deficiency during the Additional Compliance Period by effecting a reverse stock split, if necessary.

If at any time during the Additional Compliance Period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff will provide written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed, unless the Nasdaq staff exercises its discretion to require the Company to satisfy the Minimum Bid Price Requirement for a period in excess of ten consecutive business days as described in Nasdaq Listing Rule 5810(c)(3)(H).  If the Company does not demonstrate compliance with the Minimum Bid Price Requirement by April 29, 2024, it will receive written notification from the Nasdaq staff that the Company’s common stock will be delisted.  At that time, the Company may appeal the delisting determination to an independent hearings panel by submitting a hearing request within seven calendar days of the date of the delisting determination notice.  If timely requested, the Company expects the hearing to take place within 45 days of the hearing request.  A timely request for a hearing will ordinarily stay Nasdaq’s suspension and delisting action pending the issuance of a written panel decision.

There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or continue to satisfy other continued listing standards and maintain the listing of our common stock on Nasdaq. The suspension or delisting of our common stock, or the commencement of delisting proceedings, could, among other things, materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Although we may effect a reverse stock split of our issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable us to regain compliance with the Nasdaq Minimum Bid Price Requirement.

The Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world or the worsening of those conflicts or tensions, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, or partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition and cash flows remain uncertain.

The Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world or the worsening of those conflicts or geopolitical tensions, and any related challenging macroeconomic conditions globally, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, impact expected spending and pricing levels from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations and financial condition.  A significant portion of our customers in the Media & Entertainment industry is located in Israel, and we are therefore particularly exposed to these risks.

Any of the negative impacts of geopolitical tension around the world and any related challenging macroeconomic conditions may have a material adverse effect on our business and operations, results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in Part II, Item 1A. Risk Factors in the 2022 Form 10-K or this Quarterly Report on Form 10-Q, including volatility in the trading prices of our common stock. The full extent to which these factors may negatively affect our business and operations, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity and duration of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world and any economic downturns and the actions taken by governmental authorities and other third parties in response.

Covenants in our Credit Agreement impose restrictions that may limit our operating and financial flexibility.

The Credit Agreement contains negative covenants that, among other things, limit our ability to incur indebtedness, grant liens on our assets, enter into certain investments, consummate fundamental change transactions, engage in mergers or acquisitions or dispose of assets, enter into certain transactions with affiliates, make changes to our fiscal year, enter into certain restrictive agreements, and make certain restricted payments (including dividends and stock repurchases, which are generally prohibited except in a few circumstances and/or up to specified amounts). The Credit Agreement also contains customary events of default provisions, including for payment default, covenant default, cross default to other material indebtedness, and judgment default. Each of these limitations are subject to various conditions, thresholds, or grace periods.

In addition, the Credit Agreement contains affirmative covenants, including certain financial covenants that require us to maintain minimum total leverage ratios and fixed charge coverage ratios. The applicable interest rate on the facility may increase if our total leverage ratio increases to specified amounts that would result in our interest expenses rising.  Subject to the terms and conditions set forth in the Credit Agreement, we are required to make annual mandatory prepayments of 10% of the original principal amount of the facility and make other prepayments in certain circumstances prior to March 31, 2026, the Maturity Date of the facility.

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

A breach of any covenant in the Credit Agreement would result in a default under the Credit Agreement after the expiration of any applicable grace periods. A default, if not cured or waived, could result in the acceleration of the debt outstanding under the Credit Agreement. In the second and third quarters of 2023, we entered into amendments to the Credit Agreement to prevent or waive breaches of certain financial covenants.  Based on projections, we do not expect to be in compliance with all financial covenants for the next twelve months.  Under the most recent Waiver discussed in this report, we must provide a 2024 budget that has been reviewed by the business consultant retained by counsel to the lead arranger.  We intend for that budget to inform modified financial covenant levels and other provisions, as needed, for the quarters ending December 31, 2023 through December 31, 2024, which would be accomplished with an amendment to the Credit Agreement. There is no assurance that such an amendment will provide for modified financial covenant levels that we will satisfy, or that we will be able to obtain an amendment or waiver to the Credit Agreement in the case of future events of default (including but not limited to those related to financial covenants). Any amendment or waiver will likely require concessions from the Company, such as prepayments, the imposition of other covenants or restrictions, limitations on future borrowing, or the payment of lender expenses. If the debt is accelerated, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at such time, it may not be on terms that are acceptable to us or as favorable to us as our current agreements. If our debt is in default for any reason, our business, financial condition, and results of operations could be materially and adversely affected.

There is substantial doubt about our ability to continue as a going concern

In light of the potential for acceleration of the maturities under the Credit Agreement and other factors discussed in this report, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the one-year period after the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. For more information see Note 1(a), “Basis of preparation – Going concern uncertainty,” in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is contingent upon effective implementation of management’s plans intended to alleviate the substantial doubt; in particular, our ability to enter into a new amendment to the Credit Agreement that provides for financial covenant levels we can satisfy, as well as our ability to reduce costs and grow our business over the next twelve months. However, there is no assurance that we will be successful in entering into such amendment to the Credit Agreement or that our planned cost reductions and resources focused on new growth opportunities will be successfully executed or have the expected benefits.

If our current plans are not successful, we may need to consider all strategic alternatives, including restructuring or refinancing our debt, seeking additional equity or debt financing, reducing or delaying our business activities and strategic initiatives, selling assets, and other strategic transactions and/or other measures. In addition, the perception that we may not be able to continue as a going concern may cause publishers, vendors, advertisers and other clients (or potential clients), and others, to review their business relationships and terms with us. If we seek additional financing to fund our operations and there remains substantial doubt about our ability to continue as a going concern, financing sources may be unwilling to provide such funding to us on commercially reasonable terms, or at all. Uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the price of our common stock, which could negatively impact our ability to obtain stock-based financing or enter into strategic transactions. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 15, 2023, the Borrower and Citizens Bank entered into a Temporary Waiver Under Credit Agreement (the “Waiver”) to the Credit Agreement, pursuant to which Citizens Bank agreed to waive through the earlier of January 15, 2024 or an occurrence of any other event of default (the “Termination date”) its rights and remedies arising from the Company’s breach of the total leverage covenant during the quarter ending September 30, 2023.  The Waiver also added new reporting requirements, temporarily increased the applicable margin, and extended the term of the business consultant through January 15, 2024. The Borrower must also provide a 2024 budget that has been reviewed by the business consultant retained by counsel to Citizens Bank. The Company intends for that budget to inform modified financial covenant levels and other provisions, as needed, for the quarters ending December 31, 2023 through December 31, 2024, which would be accomplished with an amendment to the Credit Agreement.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication	8-K	001-37893	3.1	3/26/2015

3.2	Certificate of Incorporation	8-K	001-37893	3.2	3/26/2015

3.3	Certificate of Amendment to the Certificate of Incorporation	8-K	001-37893	3.1	9/26/2016

3.4	Certificate of Amendment to the Certificate of Incorporation	8-K	001-37893	3.1	4/16/2018

3.5	Amended and Restated Bylaws	8-K	001-37893	3.2	2/19/2019

10.1	Fourth Amendment to Credit Agreement	10-Q	001-37893	10.6	8/21/2023

10.2	Temporary Waiver Under Credit Agreement					X

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

Fluent, Inc.

November 15, 2023	By:	/s/ Ryan Perfit
Ryan Perfit
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)