Form 10-K
period 2023-12-31
Fluent, Inc.
filed 2024-04-02
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

On June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was approximately $52.8 million.

The number of shares outstanding of the registrant’s common stock, as of March 28, 2024, was 81,571,864.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as "expects," "plans," "projects," "will," "may," "anticipates," "believes," "should," "intends," "estimates," "will likely result," "could," and other words of similar meaning.

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

ii

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"), which are incorporated herein by this reference.

Company Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company") is an industry leader in digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We access these consumers through both our owned and operated digital media properties and our auxiliary syndicated performance marketplace products. In 2023 we delivered data and performance-based customer acquisition services for over 500 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

We attract consumers at scale to our owned and operated digital media properties primarily through promotional offerings where they are rewarded for completing activities within our platforms. When registering on our sites, consumers provide their names, contact information, and opt-in permission to present them with relevant offers on behalf of our clients. Approximately 90% of these users engage with our media on their mobile devices or tablets.

Once users have registered on our sites, we integrate our proprietary direct marketing technologies to engage them with surveys, polls, and other experiences, through which we gather information about their lifestyles, preferences, and purchasing histories, among other matters. Based on these insights, we serve targeted, relevant offers to them on behalf of our clients. As new users register and engage on our sites and existing registrants re-engage, the enrichment of our database expands our addressable client base and improves the effectiveness of our performance-based campaigns.

We also operate syndicated performance marketplaces on partner sites where we utilize our proprietary ad-serving technology to identify and acquire additional consumers for our advertiser clients. Our technology is integrated at key moments in the consumer experience to capitalize on high engagement and improve conversion. For example, Adflow, our post-sale e-commerce business, connects our advertisers to consumers on e-commerce websites after check-out. These syndicated solutions generate meaningful income for our partners, while driving additional growth for our advertiser clients. We typically remunerate our syndication partners on a revenue share or impression basis.

Additionally, the company operates a call center performance marketplace that provides live-call-based performance campaigns to help clients increase engagement. The call solutions marketplace serves clients across an array of industries but has a heavy focus on the health insurance sector.

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We solicit our users' consent to be contacted by us and/or our advertisers via various contact methods including email, telephone, SMS/text, and push messaging. We then leverage their self-declared data in our performance offerings primarily in two ways: (1) to serve advertisements that we believe will be relevant to users based on the information they provide when they engage on our sites or other partner sites through our syndicated performance marketplaces and (2) to provide our clients with users' contact information so that such clients may communicate with them directly. We may also leverage our existing technology and database to drive new revenue streams, including utilization-based models (e.g., programmatic advertising).

We generate revenue by delivering measurable marketing results to our clients. We differentiate ourselves from other marketing alternatives by our abilities to provide clients with a cost-effective and measurable return on advertising spend ("ROAS"), a measure of profitability of sales compared to the money spent on ads, and to manage highly targeted and highly fragmented online media sources. We are predominantly paid on a negotiated or market-driven "per click," "per lead," or other "per action" basis that aligns with the customer acquisition cost targets of our clients. We bear the costs of acquiring traffic from publishers for our performance marketplaces that ultimately generate qualified clicks, leads, calls, app downloads, or customers for our clients.

Through AdParlor, LLC ("AdParlor"), we conduct our non-core business which offers clients various social media strategies through the planning and buying of media on different platforms.

Market Opportunity

According to the Dentsu 2024 Forecast, global advertising spend is projected to reach $752 billion, defining the Total Addressable Market ("TAM") for companies operating in this space. The performance marketing sector, a subset of TAM excluding brand advertising and top-of-the-funnel budget considerations, maintains a Serviceable Available Market ("SAM") of $300 billion. This delineates the scope and potential for Fluent within the dynamic and ever-expanding digital marketing landscape.

According to eMarketer reports, digital marketing has grown steadily since 2021 and is anticipated to continue growing at 9.3% annually through 2027. The overall landscape is experiencing a significant transformation with the emergence of commerce media which combines media impressions and commerce transactions for informed ad placements on a retailer's e-commerce platform and the broader retail media network, which seeks to provide a unified approach to data-informed advertising on-site, off-site, and in-store. Projections suggest that by 2027, this evolution could offer a substantial opportunity, surpassing $109 billion in the digital advertising space.

The industry is undergoing further transformations as publishers increasingly invest in proprietary media networks (a collection of digital channels owned by a retail company), foster direct engagements with brands, and emphasize the value of first-party data. This shift is particularly noteworthy considering growing concerns about data privacy, with 86% of Americans expressing apprehension, according to KPMG research. As the use of cookies becomes more limited, marketers and businesses must realign their operations with this evolving landscape and Fluent is poised to assist.

Key Challenges Facing our Clients

Digital marketing professionals face a trio of challenges: cookie deprecation, rising acquisition costs, and the quest for reliable reporting. As Google and Apple phase out third-party cookie tracking, marketers grapple with the complexities of customer acquisition within this privacy-first world. With Fluent’s experience in building performance marketing engines for brands and advertisers, we believe we are uniquely positioned to help our clients with key challenges.

Cookie deprecation

Marketers have been struggling to acquire customers as privacy regulations, customer sentiment, and browser restrictions constrain them from gathering customer insights and building effective, personalized experiences. As Google and Apple wind down the era of third-party cookie tracking, only 33% of marketers think they are prepared, according to a survey by YouGov. Under these conditions, advertisers will be compelled to spend only with media partners that hold existing relationships with consumers (i.e. retail media networks and social media networks) and those with privacy-safe customer relationship management ("CRM").

Rising costs

According to a report published by Semrush, the highest percentage of marketers (41%) listed “generating high-quality leads cost-effectively” as their biggest challenge. As advertising costs continue to rise, so do the challenges associated with capturing the attention of potential customers in an oversaturated digital marketplace. To meet these mounting pressures, marketers are pushed to rethink their strategy and find "new" marketing channels & tactics.

Unreliable Reporting

Tracking advertising campaign performance continues to challenge marketers. 54% of customer experience professionals say their teams are unable to prove ROI for their projects according to Forrester. Less than 40% of companies can easily ascertain the effectiveness of their marketing. Finding the right balance between cost-effectiveness, scalability, and predictability can be a challenge, yet all are needed to properly measure the true impact of ads on the purchase decision. Brands struggle to connect the dots and meet their key performance indicators ("KPI") while staying within budget.

Our Offerings and Solutions to Clients

We primarily provide performance marketing solutions to our clients based on their desired outcomes, or specific actions in their marketing funnels, including the submission of a registration form, an app installation, or a completed transaction. Our owned and operated media properties include Flash Rewards, The Smart Wallet, and Careers & Jobs, among others. We believe our solutions are well-aligned with the needs and objectives of our clients, notably, due to our ability to provide them with measurability of return on ad spend ("ROAS"), scalability, and flexibility within our owned and operated properties and beyond. By using the data consumers provide when they register on our sites, our advertiser clients are able to reach the precise audiences they are targeting through the modes of contact these consumers prefer and at the times they are most receptive to being contacted.

•     Performance Campaigns

For clients who seek the completion of certain actions by consumers, such as the submission of a registration form, the installation of a mobile app, or a trial subscription of a good or service, we provide performance campaigns that meet the criteria specified by the client.

We bear the cost and risk of paying various media sources to generate consumer traffic to our owned and operated digital media properties or to media properties operated by our clients, without the assurance of a subsequent revenue-generating event from such activity. In the case of our syndicated marketplaces, we have long-term contracts with site owners that provide additional opportunities to generate performance events for our clients. By leveraging our scale and expertise in acquiring consumer traffic, we work with our clients to define billable events and pricing tolerances that meet both our and our clients' profitability objectives, the latter of which may be difficult for them to achieve themselves economically, if at all.

•     Consumer Data

We also generate revenue by providing clients with qualifying data of consumers who have opted to be marketed to directly, on our owned and operated media properties, through means such as direct mail, email, telephone, messaging, and other channels. Our clients then use this customer data to conduct their own marketing campaigns.

The data records we provide contain varying depths of user profiles depending on what consumers self-declare to us, ranging from basic contact information to detailed preferences and behaviors. Because consumers directly provide us with their information, we believe the scale and depth of information captured on our websites and reflected in our data profiles is a competitive advantage within the industry. Many other providers of consumer data offer data or information that is inferred from a consumer’s behavior but not directly observed or otherwise provided by a consumer. We believe our first-party data is more reliable and reflective of consumers' current interests and preferences.

•     Programmatic Data Offerings

Since 2018, we have been offering modeled data sets pertaining to certain audience segments in programmatic environments, thereby enabling advertisers, such as those in the healthcare industry, to leverage the modeled data in an anonymized, privacy-minded manner to target high-intent prospects for their offerings. The programmatic data offering has grown considerably since its inception. Although representing a small percentage of our overall revenue, we believe it represents a strategically significant and incremental revenue stream.

•     Social Media Campaigns

Through AdParlor, we offer clients a sophisticated suite of social media strategy, planning and buying, along with highly tailored creative services.

•     Call Solutions Marketplace

Through our Call Solutions service, we maintain a contact center operation, which serves as a marketplace to connect consumers we have sourced with our advertising clients. We offer clients a high-value source of live call transfers of phone verified prospective customers for their businesses or in some cases direct sales transactions. Through this capability, we provide a positive and high-quality consumer experience enabling us to capture greater value from the leads we initially source.

Our Competitive Strengths

We believe our competitive strengths will continue to enable us to provide a compelling value proposition to our clients and drive differentiation of our offerings in the marketplace.

•Scale and Experience in Purchasing Media and Creating Content - Our ability to effectively access, at scale, channels and sources of media that supply consumer traffic and build meaningful experiences and relationships with those consumers has been critical to our growth. Since our inception, we have deployed more than $2 billion in media spend to our owned and operated media properties and those of our clients. Our team has gained knowledge and experience in creating content that we believe allows us to generate higher levels of profitability from given media sources, thereby enabling us to acquire media more competitively than others. This capability allows us to run thousands of campaigns simultaneously and cost-effectively for our clients, at acceptable media costs and margins to us.

•Proprietary and Innovative Technology Platform - Our internally developed technology platforms are unique in the industry, having been purpose-built for performance marketing and developed with a mobile-first user experience in mind. Our platforms use our robust consumer data and proprietary machine-learning capabilities to optimize the performance of our digital marketing campaigns for our advertisers.

•Database of First-Party Consumer Information - We attract hundreds of thousands of consumers to our owned and operated media properties on a daily basis and collect demographic, behavioral and other data as they engage with our direct marketing experiences. This data is generated in real-time, as consumers respond to dynamically populated survey questions, thereby enabling targeted ads to be served in response. This data is also stored and analyzed and can be further enhanced as consumers return to our sites and declare and exhibit preferences and behaviors through additional surveying, allowing for the development of deeper insights and additional monetization opportunities.

Our Growth Strategy

We believe that the performance marketing industry has significant opportunities for growth. Elements of our strategy include:

•Increasing High Quality Traffic to Our Owned and Operated Digital Media Properties. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in relation to the evolving regulatory landscape of our industry, we implemented a Traffic Quality Initiative ("TQI") in 2020 to remove lower quality customer traffic, including traffic that did not consistently meet regulatory standards from our marketplaces. By improving the quality of consumer traffic sourced to our media properties, we have increased user participation and conversion rates, ultimately, increased revenue from more "name brand" advertiser clients and created a more sustainable foundation for our business.

In an effort to source more high quality traffic, we have also built out an influencer marketing platform. This platform allows us to diversify our current media buys on social media platforms and capture available scale in the influencer market. According to Aspire's 2024 State of Influencer Marketing report, influencer marketing is estimated to grow to approximately $24 billion in 2024 and is expected to account for an increasing share of most companies' marketing spend. By operating our own influencer marketing platform, we can ensure compliant operations, effectively manage our media spend by eliminating middlemen, and offer our clients direct access to our network of influencers.

•Increasing Monetization of Our Traffic. By presenting consumers with a broad array of offers curated to their preferences, as informed by their responses to our surveys and our platform’s ad serving logic, we seek to facilitate transactions that are beneficial for the advertiser, the consumer and us. As we continue to improve consumer engagement on our platform, we will continue to strengthen our relationships with existing advertisers and build relationships with new advertisers. We continuously seek to enhance our product offerings for consumers and targeting capabilities for advertisers to ensure we are optimizing the value of our traffic.

•Expanding our Network through Development of Syndicated Performance Marketplaces. We have developed and launched syndicated performance marketplaces that utilize our existing technology to extend our ad network for our clients. Adflow, our post-sale e-commerce solution to access a new pool of users for our advertiser clients. We deploy an "ad module" primarily on the transaction confirmation page of the e-commerce website that offers a series of curated offers to users after check-out. We compensate our e-commerce partners by either sharing revenue proceeds or by remunerating them on an impression basis. Adflow affords our advertiser clients exposure to a pool of users with strong buying power who having just completed a transaction and are in a purchase mode. And it opens up a new range of advertisers to our customer acquisition services. Adflow has been operating for the majority of 2023, with growth during the second half.

• Developing and Enhancing Products to Increase the Quality of Our Offerings. Our product development efforts are intended to attract consumers, drive traffic, increase monetization and increase affiliate and partner opportunities. Examples of some areas where our product development team is currently focused include designing new consumer-facing creative concepts, enhancing site experiences, developing mobile app products to expand our media footprint beyond our mobile web presence, and improving the reputation of our domains.

Sales and Marketing

We generate new client sales primarily through our in-house sales team. We service established clients through our in-house account directors and managers, who seek to optimize results for and expand our business with these clients.

Our Competition

Our traditional competitors have been digital marketing and database marketing services providers, online and traditional media companies, and advertising agencies. We believe the competitive landscape is changing and becoming more complex, but we believe our data and our ad serving and customer acquisition technologies enable our clients to better target, engage, qualify, and communicate with relevant consumers, in a more measurable and profitable manner than our competitors.

Some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base.

Concentration

We have an extensive list of clients across a wide range of industries. For the year ended December 31, 2023, a single long-standing advertiser client of the Company accounted for 18.1% of consolidated revenue. For the year ended December 31, 2022, this same client accounted for 22.1% of the Company's consolidated revenue.

Acquisitions

•     On July 1, 2019, we completed the acquisition of substantially all of the assets of AdParlor Holdings, Inc.

•     On April 1, 2020, we acquired a fifty percent (50%) interest in Winopoly, LLC, and acquired the remaining fifty percent (50%) interest on September 1, 2021.

•     On January 1, 2022, we acquired a one hundred percent (100%) interest in True North Loyalty, LLC.

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

Regulatory Matters

Our business is subject to a significant number of federal, state, local and international laws, rules, and regulations applicable to online or digital advertising, commercial email marketing, telemarketing, and text messaging. We are also subject to laws, rules, and regulations regarding data collection, privacy and data security, intellectual property ownership and infringement, sweepstakes and promotions and taxation, among others. Some of our clients operate in regulated industries, such as financial services, credit repair, gambling, consumer and mortgage lending, healthcare and medical services, health insurance including Medicare Advantage and related Medicare insurance plans and secondary education, and, to the extent applicable, we must comply with the laws, rules, and regulations applicable to marketing activities in those industries. Outside of the United States, we own and operate consumer facing websites in the United Kingdom, Canada, and Australia and are subject to the laws, rules, and regulations of those countries as they impact our operations.

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

We were involved in investigations with federal and state regulators over our practices including the Federal Trade Commission ("FTC") and the Pennsylvania Office of the Attorney General ("PAAG"). These investigations and claims have all been settled as of December 31, 2023. As part of the FTC settlement, we have made additional changes to our business practices that adversely affected our results of operations for the year ended December 31, 2023. See Item 1A. Risk Factors - Risks Relating to Legal and Regulatory Matters and Item 3. Legal Proceedings for further discussion of the impacts of these proceedings and various laws, rules, and regulations on our business.

Human Capital

Fluent is dedicated to certain core principles and values which include continuous learning, efficiency, collaboration, and high performance. Fluent is committed to providing our employees with opportunities to grow and develop in their careers, supported by competitive compensation and comprehensive medical and wellness benefits. We embrace challenges and welcome opportunities to make improvements in our corporate culture and employee benefits. We are proud to have been the recipients of many awards for our corporate culture including regularly being listed on Crain’s Best Places to Work.

As of December 31, 2023, we had 277 employees, of which 274 were full-time employees. This represents an increase of 0.7% over the number of employees as of December 31, 2022. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement with us. We have not experienced any work stoppages and strive to maintain a positive relationship with our team. While we believe we adapted well to a work-from-home model, we continue to operate under a hybrid strategy based around flexibility and collaboration See Item 1A. Risk Factors –— "We have transitioned to a hybrid in-office/remote model, which may adversely affect our ability to attract and retain employees." and "Our failure to recruit or the loss of management and highly trained and qualified personnel could adversely affect our business." for further information about the risks of our hybrid work model.

Competition in the recruitment of top talent within our industry remains constant and our future success will depend in part on our continued ability to hire, motivate, and retain exceptional colleagues across the business. As the business evolves, we continue to source talent to complement the existing team with different strengths, experience, and ideas.

Investing in our People

As a performance-based organization, Fluent offers generous and competitive salaries and bonus/commission plans to both attract, reward, and retain our employees. We match up to 4% of employees’ contributions in their 401(k) to help our employees plan for their futures. We also prioritize the health and well-being of our people, offering multiple health insurance plans to choose from, on-demand wellness sessions, and mental health resources like virtual and in-person therapy, coaching, mental wellness screenings, and self-help exercises. To ensure our people take time to recharge, we offer discretionary time off that provides vacation days throughout the year in addition to our 13 paid company holidays. Our goal is to create a flexible work environment that fuels creativity and results.

We encourage curiosity and provide our people with the tools and resources to learn and grow. From internal Fluent University courses to company-wide workshops and memberships to corporate networking organizations, such as She Runs It, we offer continuous opportunities for personal and professional development. In 2023 through these courses, we created approximately 1,000 hours of learning for our employees. Additionally, over the past few years, we have worked to support internal mobility for those who have excelled in their roles and are looking to gain new experience in other areas of the business that align with their individual career goals. We reward positive performance and celebrate our employees for their persistent drive to succeed.

Diversity, Equity, & Inclusion ("DEI")

We are constantly striving to make Fluent a more inclusive and compassionate place to work. We make a concerted effort to post roles and source top candidates to present a diverse candidate slate for our hiring teams, and our dedicated DEI team is designed to create opportunities for connection, education, and service. Fluent continues to invest in our colleagues by providing DEI trainings and creating opportunities to connect to discuss current events. In 2023, our Women Leader’s Group sponsored their third year of the mentorship program and increased by 37% to 74 participants. We are proud to foster a learning and coaching culture to support the development and growth for all of our employees.

Available Information

Fluent’s principal executive offices are located at 300 Vesey Street, 9th Floor, New York, New York 10282, and our telephone number is (646) 669-7272. Our internet website is www.fluentco.com. The website address provided in this 2023 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2023 Form 10-K and is not incorporated by reference in this 2023 Form 10-K or any filing with SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations website at investors.fluentco.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our periodic reports are filed or furnished electronically with the SEC under SEC File Number 001-37893 and can be accessed at the SEC’s website at www.sec.gov, and specifically at www.sec.gov/edgar/browse/?CIK=1460329.

Item 1A. Risk Factors.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. The following summary identifies certain material risks and uncertainties facing our business, many of which are beyond our control. A more complete discussion of each these and other risks and uncertainties is set forth under "Risk Factors." Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, including those set forth below and elsewhere in this 2023 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Risks Related to Our Business

Risks Related to Our Industry

●	Operate in a competitive, rapidly evolving industry
●	High concentration associated with the gaming industry
●	Unfavorable publicity and perception of our industry
●	Reduction in online marketing spend
●	Credit risk from our clients

Risks Related to Our Publishers

●	Supply and cost of media
●	Need to connect with users in specific media channels
●	Limitations on our ability to collect user data

Risks Related to Our Owned and Operated Media Properties

●	Need to connect with users through mobile apps
●	Rewards fulfillment costs and detection of  ~~f~~ raud

Other Business Risks

●	Growth of operations, effective management, and ability to scale
●	Economic or political instability
●	Increased challenges of international operations
●	Impact of acquisitions, investments, and divestitures on operations
●	Failure to recruit or the loss of management and highly trained personnel
●	Ability to attract and retain employees
●	Dependence on third-party service providers

Risks Relating to Legal and Regulatory Matters

●	Impact of telemarketing governmental laws and regulations
●	Impact of e-mail marketing laws and rules
●	Laws and regulations regarding privacy, data protection, and personal information
●	Litigation, inquiries, investigations, examinations, or other legal proceedings
●	Sales and use and other taxes

Risks Relating to Data Security and Intellectual Property

●	Need to safeguard personal information and other data
●	Need to protect our intellectual property rights
●	Third party claims from creation and use of digital media content

Risks Related to Financial Matters

●	Restrictions on operations from covenants in Credit Agreement
●	Impact of change of credit facility terms
●	Need for additional capital
●	Significant charges from impairment of goodwill and/or intangible assets

Risks Related to Our Common Stock and the Securities Markets

●	Minimum Bid Price Rule and Nasdaq listing
●	Fluctuations in stock price
●	Concentration of stock ownership
●	Dilution from future share issuances from acquisitions or stock incentive plans
●	No cash dividends for foreseeable future
●	Status as a "smaller reporting company"

Risk Factors

Risks Relating to Our Business

Risks Related to Our Industry

We operate in a competitive, rapidly evolving industry, which makes it difficult to evaluate our business and prospects.

We derive substantially all of our revenue from digital marketing services, which is an intensely competitive industry characterized by rapidly changing internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing user and client demands. Our future success depends on our ability to effectively respond to this constant change and cost effectively acquire media from our publishers.

We compete for advertiser clients against other digital marketing companies and online and traditional media companies based on many factors, including return on advertising spend ("ROAS"), price, and client service. Our clients may curtail their advertising spend with us or stop using our services altogether if we fail to meet their expectations in terms of their ROAS or the quality and convertibility of leads or otherwise fail to compete effectively against other online marketing and advertising companies. Conversion rates for leads can be impacted by factors outside our control, such as competition in our clients' industries and our clients' sales practices. Lower conversion rates could be even more likely as we expand our services and relationships with our clients by moving our conversion point further "down the funnel," closer to where our clients are able to monetize the leads we provide. To the extent we cannot meet the challenges from existing or new competitors or develop new product offerings to meet client preferences or needs, our revenues and profitability could be materially and adversely affected.

To remain competitive, we have invested in developing new products, markets, services, and technologies and expanded our workforce to enable us to upgrade our systems. However, based on our experience, new websites, systems, products, and services may be less predictable and have lower margins than more established websites, products and services and may be more prone to technological instability or failure. If we are unsuccessful in enhancing and upgrading our websites, products, services, and back-end systems, we may fail to maintain our profitability, attract new clients, or grow our revenue, or we may suffer service disruptions.

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

A material percentage of our consolidated revenue is derived from gaming (apps) advertisers, so we are exposed to risks associated with the gaming industry in general and one gaming client in particular.

Approximately 38% of our consolidated revenue was derived from gaming advertisers in 2023. This revenue derives from app installations and app-related user actions. The stability and potential growth of this client base depends in part on the state of the app-based gaming industry, which is subject to numerous risks including:

●	the relative availability and popularity of other gaming apps and forms of entertainment compared to those offered by our advertisers;
●	changes in consumer demographics, tastes, spending habits, and preferences;
●	social perceptions of gaming, especially those related to the impact of gaming on health and social development; and
●	the introduction of legislation or other regulatory restrictions on gaming, such as restrictions addressing violence in video games and addiction to video games.

Moreover, one of our gaming advertiser clients accounted for 18.1% of consolidated revenue in 2023, a decrease from 22.1% of consolidated revenue in 2022. This client materially reduced its advertising spend in the second half of 2023, and there can be no assurance that we will be able to regain the pricing and performance levels that we had prior to this shift. If pricing and performance were to degrade further, our results of operations may continue to be adversely affected.

Unfavorable publicity and negative public perception about our industry or us may damage our reputation, which could harm our business, financial condition, and results of operations.

With the growth of online advertising and e-commerce, there is increasing awareness and concern regarding online marketing, advertising, telecommunications, and privacy matters, particularly as they relate to individual privacy interests. Our ability to attract potential users, and thereby clients, depends in part on users trusting us enough to provide self-declared registration data and other personal information. If we fail to maintain the quality and user expectations of our owned and operated websites, our reputation could be harmed and damage our ability to attract and retain users, which could adversely affect our business. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so would harm our business growth prospects and operating results.

Heightened scrutiny on the part of the public or regulators and an increasing regulatory burden especially relating to data privacy may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change, or reduce our current and prospective clients' demand for our products and services, and adversely affect our business, financial condition, and results of operations. As a large player in our niche of the industry, smaller competitors frequently design their websites to look like they are owned and operated by us. If these competitors engage in non-compliant activities, it could have a particularly damaging impact on all participants in our industry and on our relationships with our users and/or clients who are unaware that the non-compliant websites are not ours.

A sudden reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business.

Because the majority of our contracts with our advertiser clients do not require fixed commitments, these clients can unilaterally terminate their agreements with us, pause their campaigns, or materially reduce the amount of business they conduct with us at any time, with little or no prior notice. There is no guarantee that we will be able to retain or renew existing agreements with any of our clients on acceptable terms, or at all.

Additionally, because of the performance-based nature of our agreements, we typically bear the costs of purchasing media without the assurance of advertising spend by any particular advertiser client. To be profitable, we must be able to generate more revenue from our users than our costs to acquire such users. Our ability to do so is dependent on many factors, including having the right media sources to drive users who engage with our sites, providing content and experiences that retain users' attention and displaying relevant advertisements and other content to users.

Our results are also subject to fluctuation from seasonality and cyclicality in our and our clients' businesses. The Adflow business unit, which places ad modules on third-party e-commerce websites' transaction confirmation pages, and our call solutions business, which relies on Medicare open enrollment periods for a material portion of its revenue, are both subject to seasonality, with the fourth quarter being both units' strongest quarter. The costs to acquire media from our publishers are also subject to seasonal variability with media cost typically increasing in the fourth quarter. Our results of operations have in the past been adversely affected when we were unable to respond to the fluctuations in the price and availability of media, and similar effects may occur in the future.

Beyond these budgetary constraints and buying patterns of clients, macroeconomic conditions affecting the digital media industry and the various market verticals we serve may result in a decrease of our clients' advertising spending and, thereby, have a material adverse effect on our business and results of operations.

We are exposed to credit risk from our clients, and we may not be able to collect on amounts owed to us.

We regularly extend payment terms to our clients, which exposes us to risk of bad debt. Some of our clients are thinly capitalized and pose credit risks, and some of our clients may challenge the determination of amounts we believe they owe or may refuse to pay because of performance-related or other claims. In these circumstances, we may have difficulty collecting on amounts we believe are owed us. We are particularly exposed in certain verticals where there is a risk of tightening regulations or restrictions on sourcing consumer traffic. For example, if new regulations affect our clients such that their businesses are no longer viable, our clients may become insolvent or otherwise unable to pay amounts owed to us. In such circumstances, we may be exposed to risks of significant bad debt, which could have a material adverse effect on our results of operations.

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

Risks Related to Our Publishers

A decline in the supply of media available to us through third parties or an increase in the price of this media could increase the cost of attracting consumers and reduce our profitability.

Our success depends on our ability to attract users to our owned and operated websites and generate revenue from their activities thereon in a cost-effective manner. A substantial majority of our revenue on our websites is attributable to visitor traffic originating from third-party publishers, including ad networks, social media platforms, and search engines. Our ability to maintain the number of users who come to our and our third-party publishers' websites is not entirely within our control. If a third-party publisher decides not to make media inventory available to us, decides to demand higher pricing or a higher revenue share, or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other media sources that satisfies our requirements in a timely and cost-effective manner.

There is substantial competition for web traffic among both established media buyers and smaller operators, and we expect this competition to continue to increase, given the limited barriers to entry into the market. As we have limited the volume of affiliate traffic to our websites as a result of the Traffic Quality Initiative ("TQI"), we have had to find other traffic sources that meet our quality standards at a cost and volume that meets our requirements. We have not, and do not expect, to increase our registration volume back to levels prior to 2020 when we first implemented the TQI.

We increasingly focus our media spend on social media platforms, which includes the use of influencers. Many of the influencers who drive users to our sites post their content on TikTok, which has been banned on federal and public sector employees' phones and on state employees' phones in the majority of states and on some college campuses in the U.S. Were the ban to become more widespread, our TikTok influencers would need to post their content on other social media platforms, which may not reach as many users as TikTok does and may come at a higher cost, thereby adversely affecting our results of operations.

Our business could be harmed if we or our third-party publishers are unable to contact users through specific channels.

We and our third-party publishers use email, text messages, telephone calls, push notifications, and social media, among other channels, to reach users for marketing purposes. The laws, rules, and regulations governing such usage continue to evolve, and changes in technology, the marketplace, or consumer preferences may lead to the adoption of or changes in laws, rules, or regulations. The Federal Communications Commission (the "FCC") recently adopted rules amending the Telephone Consumer Protection Act ("TCPA"), which will likely require us to alter our process for obtaining TCPA consent, which could limit our and our marketing partners' ability to contact users in a cost-effective manner. We use third parties, including mobile operating systems, internet service providers ("ISPs"), wireless carriers, aggregators, and internet browsers, to contact users via text messaging and to a lesser extent push notifications. These third-party providers or the wireless carriers may block our text messages or shut down our text message service providers' ability to send text messages. Some carriers will not approve our applications to lease short codes for our internal messaging campaigns, hampering our ability to re-engage with our users.

Additionally, email service providers ("ESPs") or ISPs may implement new or more restrictive email or content delivery or accessibility policies. For example, Google and Yahoo! have recently introduced new guidelines restricting senders from sending bulk emails and requiring the provision of one-click unsubscribe options. If ESPs materially limit or halt the delivery of emails advertising our websites, or if we fail to deliver emails to users in a manner compatible with email providers' handling or authentication technologies, our ability to contact users through email could be significantly restricted.

With a heightened aversion to calls, consumers increasingly screen or block their incoming telephone calls, texts, and emails, so users may not reliably receive our messaging. If we are unable to contact users effectively by email, telephone, text, or other means because of legislation, regulatory rules or interpretive positions, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed. See also risk factor entitled "Our business is subject to a significant number of telemarketing laws and regulations."

Limitations on our or our third-party publishers' ability to collect and use data derived from user activities or deliver internet-based advertising could increase the cost of media and significantly diminish the value of our services.

The use of personal information provided by a consumer, including transactional data, is subject to evolving laws and regulations, regulatory scrutiny, litigation, and industry self-regulatory activities. We collect personal information and user survey responses in our targeted ad serving, lead generation and consumer data offerings. Interruptions, failures, or defects in our data collection systems or restrictions on collection could limit our ability to analyze and optimize data from our clients' marketing campaigns. If our or our clients' access to data is limited in the future, we may be unable to provide effective services to clients and may lose clients and revenue.

Moreover, the development and adoption of technologies, tools, software, and applications that can block online advertising or mask users' location could reduce the number of display and search advertisements that we or our third-party publishers are able to deliver, which could adversely affect our business and results of operations. Major web browsers such as Google Chrome and Apple Safari either block by default or permit users to block third-party cookies and user-level tracking. In general, while we rely on internally created identifiers to associate returning users with their user profile, we and our third-party advertisers use cookies to track user attributes and conversions. While the digital advertising industry has sought to mitigate the impact of the elimination of cookies by using other conversion tracking technologies, the impact of these changes on our business is uncertain.

More significantly, companies and new laws and regulations are moving to limit online user-level tracking including conversion data as part of the push for enhanced data privacy protection. Use of conversion data such as whether a user downloads and installs an app, may be limited, which may inhibit our clients' and our respective operations. For example, Apple's 2021 update to iOS defaults to blocking ad tracking, making it difficult for us and our advertiser clients to track conversions and ROAS. Google also plans to eliminate the use of third-party cookies for ad tracking, which may lead some advertisers to curtail their ad spend or other clients to stop online advertising altogether.

The move away from user level tracking may also adversely impact the efficiency of ad platforms such as those operated by Alphabet and Meta and other social media platforms which could lead to publishers reducing their spend on social media platforms or increases in the cost of media. Many of our publishers buy media on these platforms and may seek to pass along their increased media costs to us or be unable to supply us with media at the volume and price we require, either of which could adversely affect our results.

Risks Related to Our Owned and Operated Media Properties

An increasing number of people are accessing content on their mobile devices through mobile applications, and our ability to remain competitive with the shift to mobile apps is critical to maintaining our revenue and profitability.

Mobile devices are now the primary means by which people access online content, increasingly through mobile applications rather than browsers. While our websites are designed with a "mobile first" approach, mobile applications are not a primary driver of our business, which could place us at a competitive disadvantage in the marketplace. We may experience difficulties developing mobile apps or making them available in the Google Play and Apple App stores, and consumers may not install and use our apps. If we experience these difficulties or problems promoting our apps on social media platforms, our consumer acquisition capabilities and our growth may be impaired, making it more difficult for our mobile app initiatives to achieve profitability.

Our rewards fulfillment costs fluctuate, and we could lose clients if we fail to adequately detect fraud on advertisements.

Our rewards sites generate a large portion of our revenues and gross profit. Users who complete the program requirements and are verified during the claims process can earn valuable rewards such as gift cards and cash equivalents. However, we are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites, which could lead our clients to become dissatisfied with our campaigns and lead to a loss of clients and related revenue. Click-through fraud occurs when automated systems (sometimes called "bots") are used to create an individual click on an ad displayed on a website, rather than an individual user actually viewing the underlying content, with the intent of generating a payment to the publisher. Alternatively, publishers may seek to increase compensable actions by using bots or other fraudulent means to complete online forms with false or fictitious information. Our results could be adversely affected if users are successful in claiming rewards they are not entitled to or we deny rewards to users who we believe are not entitled to claim them. These users may seek to damage our reputation by filing complaints or posting negative online reviews, which could adversely affect our results of operations.

The risk of fraud may increase as bots become more sophisticated and difficult to detect. We do not charge our clients for fraudulent clicks or actions when they are detected, and we have terminated and may, in the future, terminate our relationships with publishers who we believe have engaged in fraud. However, we may not be able to replace them with new publishers, which could result in a reduction in traffic to our sites and registrations.

Other Business Risks

It may be difficult to effectively manage any future growth and scale our infrastructure and products quickly enough to meet the needs of our business while maintaining profitability.

Our future success depends in part on the efficient performance of our ad serving and lead generation platforms and technology infrastructure. As the number of websites and internet users and the amount of data collected increases, we have begun to revamp our technology infrastructure to accommodate this increased volume. For example, we rearchitected our database of consumer information to accommodate users' exercise of their privacy rights under new data privacy and data protection laws. Unexpected constraints on our technology infrastructure could lead to slower website response times or system failures and adversely affect the availability of our websites and the level of user responses received, which could result in the loss of clients or revenue.

We are continuously upgrading our systems, procedures, processes, and controls to support our future operations as we grow. We have incurred significant expenditures and have been forced to reallocate valuable management resources to facilitate these upgrades. We have incurred substantial costs to secure hosting, other technical services, and additional data storage and to upgrade our technology and network infrastructure to handle increased traffic on our owned-and-operated websites. We have also deployed new products and services and third-party solutions to respond to an increasing volume of data privacy requests. However, these upgrades and expansion in our technical capabilities are costly and complex and could result in inefficiencies or operational failures which could damage our reputation and cause us to lose current and potential users and clients and harm our operating results.

In the future, we directly or through our third-party provided information technology systems or software may incorporate artificial intelligence ("AI") capabilities into our business. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate.  AI development or deployment practices by us or third-party providers could result in incidents that could increase the resources we need to implement cybersecurity measures to protect the security of our data. These deficiencies and other failures of any potential AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.

Economic or political instability could adversely affect our business, financial condition, and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including events or factors that are outside of our control. Such events or factors could include those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere. Such events or factors could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, impact expected spending and pricing levels from existing and potential new customers, and negatively impact collections of accounts receivable.

The full extent to which these factors may negatively affect our business and operations, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity and duration of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world and any economic downturns and the actions taken by governmental authorities and other third parties in response. In particular, our revenue is susceptible to developments in the Hamas-Israel conflict, as a significant portion of our customers in the Media & Entertainment industry are located in Israel.

Additionally, the Federal Reserve may further raise the Federal Funds Rate. These rate increases, coupled with a strong labor market and reduced consumer confidence, result in uncertainty, and may cause our customers and/or clients to be cautious in their ad spending.

The expansion of our international operations subjects us to increased challenges and risks.

We have website offerings beyond the U.S., in the United Kingdom (the "UK"), Canada, and Australia, and we may expand further into additional countries. Continued international expansion will require us to invest significant funds and other resources and may subject us to additional risks, including those related to cross-border data transfers; retooling our consumer facing product offerings to better align with local customs, practices, and consumer preferences; compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act; recruiting, training, managing, and retaining contractors and service providers in foreign countries; increased competition from local providers; economic and political instability; and less protective or restrictive intellectual property laws. Currently, we operate our owned-and-operated websites in the UK, Canada, and Australia from servers in the Cloud and in the U.S., which may lead to latency in the performance of our websites located outside the U.S., diminishing their performance.

Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, legal and regulatory systems, taxation regimes, and commercial infrastructures. If our revenue from our international operations does not exceed the expense of establishing and maintaining these operations, our business and operating results could suffer, and we may decide to make changes to our business or exit certain jurisdictions to mitigate losses. If we are unable to successfully manage the risks and costs associated with international operations, our business and/or results of operations could be adversely affected.

Acquisitions, investments, and divestitures could complicate operations, or could result in other harmful consequences that may adversely impact our business and results of operations.

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments, or divestitures. These potential strategic alternatives may result in many strategic transactions that could be material to our financial condition and results of operations.

The process of evaluating strategic alternatives involves a number of risks and uncertainties and may distract management from our other businesses or result in significant expenses. Moreover, we may invest significant resources towards evaluating and negotiating strategic alternatives that do not ultimately result in a strategic transaction. The success of our acquisitions and other investments will depend in part on our ability to successfully integrate and leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these acquisitions or investments, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. Our failure to address these risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

Our failure to recruit or the loss of management and highly trained and qualified personnel could adversely affect our business.

Our future success depends, in part, on our ability to attract and retain key personnel, including Donald Patrick, our Chief Executive Officer, Ryan Schulke, our Chief Strategy Officer, and Matthew Conlin, our Chief Customer Officer. It also depends upon our ability to hire and retain highly skilled managerial, technical, and operational personnel in all areas of our organization, each of whom is important to the management of certain aspects of our business and operations and the development of our strategic direction and may be difficult to replace. The loss of the services of these key individuals and the process to replace these individuals could involve significant time and expense and could significantly delay or prevent the achievement of our business objectives.

We have transitioned to a hybrid in-office/remote model, which may adversely affect our ability to attract and retain employees.

We implemented a company-wide work-from-home policy beginning on March 13, 2020. During the pandemic, many employees relocated away from our New York City headquarters. As was the case with many organizations, we experienced higher levels of turnover during the pandemic, and hiring became increasingly difficult as new hires commanded higher salaries.

While we have adapted to a work-from-home environment, we believe it is preferable to have our workforce on premises. Having a large part of our workforce working remotely creates challenges to our technological capacity and cybersecurity capabilities, as well as causes operational inefficiencies and may lead to the diminution in the loyalty and goodwill of our employees. In September 2022, we modified the policy to now require that employees be in the office at least two days a week, and we have recently begun hosting events to bring our employees together. Despite not utilizing our offices at pre-pandemic levels, we have not yet been able to reduce our occupancy costs, and we may not be able to do so prior to the expiration of our current lease in October 2025.

If we are unable to maintain our corporate culture as we grow, our business, financial condition, and results of operations could be harmed. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction and increased difficulty in attracting and retaining top talent, which in turn could compromise the quality of our client service and adversely affect our operations.

We are dependent upon third-party service providers in our operations and may be adversely affected if any of their platforms malfunction.

In addition to risks associated with purchasing online media from third-party publishers discussed above, we utilize numerous third-party service providers in our operations such as cloud-based hosting services, enterprise resource planning systems and other software as a service platforms and services. As with all software and web applications and systems, there may be occasional technical malfunctions that arise with some of these third-party providers. Remedying any such situation could require substantial time, resources, and technical knowledge that we may not have or be able to acquire in a timely fashion. A failure by a third-party service provider could prevent us from operating our websites, connecting our advertiser clients with users, providing online marketing and advertising services, or tracking the performance and results of our online marketing activities and our operations in general. If any of these platforms or applications malfunctions for an extended time period, we may lose clients and/or incur significant costs to either internalize some of these services or find suitable alternatives, which could have a material adverse effect on our business or results of operations.

Risks Relating to Legal and Regulatory Matters

Our business is subject to a significant number of telemarketing laws and regulations. Compliance with these laws and regulations may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and failure to comply with them could subject us to civil or criminal penalties or other liabilities.

We, our third-party publishers', and our clients' businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding telemarketing. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation, and the extent and evolution of future government regulation is uncertain. Keeping our business in compliance or bringing our business into compliance with new laws and regulations, therefore, may be costly, affect our revenue and harm our financial results.

We are subject to various state and federal laws regulating telemarketing communications (including SMS or text messaging), including the federal TCPA, Telemarketing Sales Rule ("TSR"), and state telemarketing laws. We use our data to manage internal text messaging campaigns to re-engage with our users and supply it to third-party call center clients for their telemarketing and text messaging campaigns. TCPA regulations have resulted in an increase in individual and class action litigation against marketing companies for alleged TCPA violations. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the FCC or state authorities or through private litigation. Recently, for example, we contributed $3.1 million to settle a TCPA class action, which may increase the risk of additional claims under the TCPA.

Changes in the interpretation of the TCPA or TSR could also have a material adverse effect on our business. For example, the FCC recently adopted rules which, among things, modified how companies may obtain consumer consent under the TCPA. If implemented, these rules would ban marketers from obtaining a single consumer consent as grounds for delivering calls and text messages from multiple marketers on subjects beyond the scope of the original consent. This portion of the new rules takes effect in January 2025. There are many aspects of the new rules that are unclear and will be subject to interpretation by the courts and regulatory authorities, and it is likely that there will be legal challenges to the new rules. Because of the uncertainty surrounding the application of the revised TCPA rules to our business, we are unable to predict the impact on our business. If the new rules take effect, we expect that they will impact the sale of telemarketing data and our call solutions business unit, which may adversely affect our revenue and results of operations.

In addition, we promote Medicare Supplement plans by supplying call transfers and contract information of interested users to insurance agencies, brokers and other parties participating in the sale of these policies, as well as selling policies using our own agents. The Centers for Medicare & Medicaid Services ("CMS") has regularly issued rules tightening the acceptable marketing practices of these plans and we expect CMS to continue to issue new rules. Depending on the rules adopted our ability to market and sell these plans may be curtailed which may adversely affect the results of our operations in this space.

We may also face liability for any failure of our third-party publishers, strategic partners, or vendors to comply with legal and regulatory requirements. Users or clients may complain about the content of publisher ads or the methods by which ads are delivered by third-party publishers, who may use unapproved marketing channels, such as text messaging, to drive users to our sites, which may expose us to liability under the TCPA and other laws regulating telemarketing and text messaging.

If we are unable to cause our third-party publishers and strategic partners to monitor and enforce our clients’ contractual restrictions on such affiliates, our clients may terminate their relationships with us or decrease their marketing budgets with us. In addition, we may also face liability for any failure of our third-party publishers, strategic partners, vendors, or their respective affiliates to comply with regulatory requirements. The law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party publishers, strategic partners, or vendors. In addition, certain of our contracts impose liability on us, including indemnification obligations, for the acts of our third-party publishers, strategic partners, or vendors. Despite our efforts to monitor and deter unauthorized or unlawful actions by these third-party publishers, and to contractually limit our liability in such instances, we may be held responsible for this behavior. As a result, we could be subject to costly litigation and, if we are unsuccessful in defending ourselves, could incur damages for the unauthorized or unlawful acts of third-party publishers, strategic partners, or vendors.

Our use of email marketing is subject to laws and rules in each of the jurisdictions in which we operate.

We operate internal email campaigns to promote our owned and operated websites and utilize third party publishers who use email to generate traffic for our websites and to promote our advertisers' products. As a result of these activities, we and our email publishers are subject to various state and federal laws regulating commercial email communications, including the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act of 2003 and the California Business and Professions Code Sec. 17529.5. If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions, litigation, or claims. In addition, the FTC Consent Order requires us to obtain "affirmative express consent" for e-mail marketing, a more stringent level of consent than is required of other companies in our industry. This may inhibit our ability to cost- effectively generate email data for our clients.

Further, foreign laws and regulations, such as the Canadian Anti-Spam Law, also apply to our business activities in the foreign jurisdictions in which we operate. If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions and litigation, as well as indemnification obligations with respect to our clients. Any negative outcomes from such regulatory actions or litigation, including monetary penalties or damages, could have a material adverse effect on our financial condition, results of operation and reputation.

Laws and regulations regarding privacy, data protection, and the handling of personal information are complex and evolving. While we strive to comply with all legal and contractual obligations regarding these matters, any failure or perceived failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Because we collect, store, process, use and sell data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations, as well as contractual requirements, regarding privacy, data protection and the collection, maintenance, protection, use, transmission, disclosure, and disposal of personal information. These laws and regulations continuously evolve and involve matters central to our business, including user privacy, data protection, content, intellectual property, electronic contracts and other communications, e-commerce, sweepstakes, rewards and other promotional marketing campaigns, competition, protection of minors, consumer protection, taxation, libel, defamation, internet or data usage, and online payment services. While we strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection, these obligations may be interpreted and applied in new ways or inconsistently across jurisdictions, and new regulations may be enacted.

The European Union's General Data Protection Regulation ("GDPR") imposed new requirements on entities and granted individuals new rights in connection with the collection, use and storage of the personal information of European Union residents. Our operations in the UK are subject to the UK-GDPR, which took effect prior to Brexit and is largely identical to the GDPR. The fines for failing to comply with the GDPR or UK-GDPR are significant and the potential ways that the regime could be applied to a business such as ours are uncertain. Similarly, the data privacy laws in Canada and Australia are becoming more stringent and we must comply with these laws or risk regulatory inquiries, fines, and penalties.

Currently, approximately a dozen U.S. states have comprehensive data privacy laws in place, including the California Consumer Privacy Act of 2018 ("CCPA"), which is similar to the GDPR and was the first comprehensive U.S. data privacy law enacted. Similar bills are pending in ten additional states. Some of the proposed laws include a private right of action to enforce noncompliance, which, if enacted, would expose us to potential litigation and claims. Because of the number of different laws, it will be extremely difficult and expensive to comply with this "patchwork" of data privacy laws. There can be no assurance that we will be able to do so or that the costs of compliance will not be prohibitively expensive, either of which could have a material adverse effect on our business and results of operations.

Due to the high volume of user registrations on our owned-and-operated websites, we receive many requests from users seeking to exercise their data privacy rights. We elected to implement a third-party solution to support our systems and processes to handle these requests and have already devoted significant resources to handling data privacy requests. We expect to incur additional costs to maintain compliance with the evolving data privacy and data protection laws and regulations.

The outcome of litigation, inquiries, investigations, examinations, or other legal proceedings in which we are involved, in which we may become involved, or in which our clients or competitors are involved could distract management, increase our expenses, or subject us to significant monetary damages or restrictions on our ability to do business.

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by private litigants or federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of legal and regulatory requirements. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts, and the cost to defend such litigation may be significant.

For example, Fluent, LLC recently settled investigations by the FTC and PAAG. As a result of these settlements, we made several changes to our employment opportunities marketplace and programmatic advertising businesses and implemented industry-leading compliance measures across the entire business which had and may continue to have a negative impact on our revenues and media margin. While in the medium term, we expect that our industry-leading compliance protocols will be a competitive advantage that will enable us to recapture market share from our competitors, we cannot assure that the adverse impact on our revenues and media margin will not continue longer than expected. Despite resolving the FTC and PAAG matters, we could be subject to additional regulatory actions from other state attorneys general. We also recently agreed to participate in the settlement of a TCPA class action and are involved in other active TCPA class action litigations. Such actions could have a substantial adverse impact on our reputation and ability to continue to buy media cost effectively and the willingness of our advertiser clients to continue to do business with us, which could in turn materially and adversely affect our results of operations and financial position.

There may also be adverse publicity and uncertainty associated with investigations, litigation, and orders (whether pertaining to us, our clients, or our competitors) that could diminish consumers' view of our services and/or result in material discovery expenses. A court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or prohibit conduct in which our competitors may engage. Additionally, our clients might face similar proceedings, actions or inquiries which could affect their businesses and, in turn, our ability to do business with those clients. Any negative outcomes from regulatory actions or litigation or claims, including monetary penalties or damages or injunctive provisions regulating or restricting how we conduct our business could have a material adverse effect on our business, financial condition, results of operations and reputation.

Regardless of whether any current or future claims in which we are involved have merit, or whether we are ultimately held liable or subject to payment of penalties or consumer redress, such investigations and claims have been and may continue to be expensive to defend, may divert management's time away from our operations and may result in changes to our business practices that adversely affect our results of operations.

Our business and the businesses of our advertiser clients may be subject to sales and use tax and other taxes.

The application of sales and use taxes, business taxes, and gross receipts taxes on our digital marketing/advertising services is complex and evolving. Because of changes in the laws governing us, we are potentially subject to taxes in many more states than was previously the case. The line between exempt services and non-enumerated services subject to sales is unclear and varies from state to state. While our advertising services are generally not subject to sales tax, some states, like New York, impose sales tax on information services. Further complicating the determination of the sales taxability of services is the need to determine the source of revenues from the services (i.e., where the service is rendered, where the service is consumed or where the information is accessed).

Changes in tax laws, interpretation, and implementation of regulations, rules, or guidance on taxes may result in our revenues being subject to sales or other taxes or have a significant adverse impact on our effective tax rate. Were any of these to occur, our overall tax burden could increase, which could have a material adverse impact on our business.

Risks Relating to Data Security and Intellectual Property

We collect and process personal information and other data, and our actual or perceived failure to safeguard such data and user privacy could damage our reputation and results of operations.

We maintain data that contain user information such as name, age, personal address, phone number, email address, survey responses and transactional data. Our ability to protect such information and to provide services using such information without unauthorized disclosure is critical. A breach of the security measures on our systems or on those of our third-party vendors could result in the misappropriation of either our proprietary information or our users' personal information, or the interruption or breakdown of our operations. Our business is largely dependent on consumer-facing websites, which could become inaccessible due to service interruptions or attacks. If our websites are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not return as often in the future, or at all.

Cybersecurity risks have significantly increased in recent years, in part because of the proliferation of new technologies, the increased use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. Outside parties may try to fraudulently induce employees or our users to disclose sensitive information to enable them to access our systems, user information and information relating to our business operations. Although we continue to enhance our physical and cyber security controls and associated procedures, we cannot guarantee that our websites, database, and information technology systems, and those of our third-party service providers, will be free of security breaches, computer malware or viruses, phishing impersonation attacks, misplaced or lost data, programming and/or human errors, ransomware and similar incidents or disruptions from unauthorized use of our database and systems. We have been subject to and are likely to continue to be the target of future cyberattacks.

We, or any of our third-party partners or service providers, could experience compromises to security that result in the decreased performance or availability of our websites or mobile applications; the loss or unauthorized disclosure, access, acquisition, alteration; or the use of confidential information. As a result, consumers, publishers, or advertisers may lose trust and confidence in us, and consumers may decrease the use of our websites, advertisers may stop using our services and/or publishers may stop providing media to us.

Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Any or all of these issues could adversely affect our ability to attract new users and increase engagement by existing users, cause advertisers to not use our services or cause publishers to stop providing media, disrupt our business operations or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business. Although we are not aware of any material information security incidents to date, we have detected common types of attempts to attack our information systems and data using means that have included denial of service attacks and phishing.

See also risk factor entitled "Laws and regulations regarding privacy, data protection and the handling of personal information..." above for additional information.

If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.

Our ability to compete effectively depends upon our proprietary systems and technology. We rely on trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants, advisers, client vendors and publishers. However, these agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our services or obtaining and using our proprietary information. Further, these agreements may not provide an adequate remedy in the event of unauthorized disclosures or uses, and we cannot guarantee that our rights under such agreements will be enforceable.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use our proprietary information. For example, third party website operators have created look-alike sites of our reward sites, some of which contain links to our terms, privacy policies and/or customer service. These sites divert traffic away from our sites, expose us to regulatory scrutiny as the look-alike sites often have compliance issues, and create consumer confusion. Despite our efforts to monitor the internet for look-alike sites, there can be no assurance that we will be able to quickly detect and remove all look-alike sites, which could impair our reputation, expose us to regulatory scrutiny, and adversely affect our business.

As a creator and a distributor of digital media content, we face liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, including materials provided by third parties. If we are required to pay damages or expenses in connection with these legal claims, our business and results of operations may be harmed.

We display original and third-party content on our websites and in our marketing messages. As a result, we have faced and may continue to face potential liability based on a variety of legal theories, including copyright or trademark infringement. We generally rely on the "fair use" exception for our use of third-party brand names and marks, but these third parties may disagree, and the laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis. We also create content we believe to be original for our websites. While we do not believe that this content infringes on any third-party copyrights or other intellectual property rights, owners of competitive websites that present similar content have taken and may take the position that our content infringes on their intellectual property rights.

We are also exposed to risk that content provided by third parties and posted to our websites is inaccurate or misleading. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. The general liability and cyber/technology errors and omissions insurance we maintain may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or that exceeds our insurance coverage, could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Financial Matters

Covenants in our Credit Agreement impose restrictions that may limit our operating and financial flexibility.

On April 2, 2024, Fluent, LLC entered into a credit agreement (the "SLR Credit Agreement") by and among Fluent, LLC, as Borrower, Fluent, Inc. and certain subsidiaries of the Borrower as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and the lenders from time to time party thereto. The SLR Credit Agreement provides for a $20.0 million term loan (the "Term Loan") and a revolving credit facility of up to $30.0 million (the "Revolving Facility" and, together with the Term Loan, the "SLR Credit Facility"). As of April 2, 2024, the SLR Credit Facility has an outstanding principal balance of $32.7 million and will mature on April 2, 2029 (the "Maturity Date"). We used $30.0 million of the proceeds to repay our prior credit facility with Citizens Bank, N.A., as administrative agent, lead arranger and bookrunner, and the other lenders thereto.

We may voluntarily prepay the Term Loan, in whole or in part, at any time, subject to a premium payable on the aggregate principal amount of any such voluntary prepayments within the first three years following the closing date. There is no principal amortization prior to maturity under the SLR Credit Agreement, except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case, subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments under the Revolving Facility will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the Credit Facilities will be due and payable on the Maturity Date, or earlier following a change in control or other event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus 5.25% (the "Applicable Margin"). The Applicable Margin will be reduced to 5.0% when our fixed charge coverage ratio is greater than 1.10 to 1. The anticipated opening interest rate of the SLR Credit Facility is 10.81% (SOFR + CSA + 5.25%).

The SLR Credit Facility is guaranteed by us and certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and those of certain of our direct and indirect subsidiaries, including Fluent, LLC.

The SLR Credit Agreement contains restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments or to pay dividends or other restricted payments. The restrictive covenants may limit our strategic and financing options and our ability to return capital to our shareholders through dividends or stock buybacks. In addition, the SLR Credit Agreement requires us to maintain and comply with certain financial covenants.

While we expect to be in compliance with the financial and other covenants, we cannot guarantee that we will be. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the outstanding indebtedness under the SLR Credit Facility and the termination of commitments under the Revolving Facility, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing, or sell assets, which we may not be able to do on satisfactory terms, or at all.

If we become unable to satisfy a financial covenant or otherwise breach a covenant under our debt facility, our auditors and/or our management may determine that the potential for acceleration of our payment obligations, together with other then-existing factors, creates substantial doubt about our ability to continue as a going concern, as was the case with our prior credit facility as of the filing date of Form 10-Q for the third quarter of 2023. If our financial statements were to include such a going concern uncertainty in the future, the perception that we may not be able to continue as a going concern may cause publishers and other vendors, advertisers and other clients (or potential clients), and others, to review their business relationships and terms with us and potentially terminate the relationship or require changes in terms of the relationship that negatively impact our business, financial condition or results of operations. Furthermore, if we seek additional financing to fund our operations at a time when our financial statements include such a going concern uncertainty, financing sources may be unwilling to provide such funding to us on commercially reasonable terms, or at all, which may exacerbate our ability to alleviate the going concern uncertainty. Such uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the trading price of our common stock, which could negatively impact our ability to obtain stock-based financing or enter into strategic transactions intended to alleviate the going concern uncertainty.

The Term Loan under our Credit Facility bears interest based on one of two variable rates (the Federal Funds Rate or a Term Secured Overnight Financing Rate ("SOFR")) plus an applicable margin. Either of these interest rates may increase which could increase the cost of servicing our Term Loan and have an adverse effect on our results of operations, cash flows and stock price. In addition, our experience with SOFR based loans is limited.

The term loan under our Credit Facility is at our option either Alternative Base Rate Loans that bear interest at a base rate which is based on the Federal Funds Rate plus a prescribed margin, or Term SOFR Loans that bear interest at rates selected by us (based on loans of one-, three- or six- month duration) based on SOFR published by the CME Group plus prescribed margins. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, or cause us to breach covenants contained in our credit agreement or leases.

The use of SOFR based rates is intended to replace rates based on the London Interbank Offered Rate ("LIBOR") and reflects the discontinuation of the use of LIBOR in the financial markets. The use of SOFR-based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we experienced previously for the term loan under our Credit Facility, where interest rates were based on LIBOR. Also, the use of SOFR-based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the Credit Facility determines that the Term SOFR rates cannot be determined or the agent or the lenders determine that Term SOFR-based rates do not adequately reflect the cost of funding the SOFR Loans, outstanding SOFR Loans will be deemed to have been converted into Alternate Base Rate Loans by the Company. This could result in increased borrowing costs for the Company, which could materially adversely affect our business, financial condition, and result of operations.

We may require additional capital in the future to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If capital is not available to us, the future growth of our business and operations would be severely limited.

We intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. The Credit Agreement includes an undrawn revolving credit facility of up to $30 million that we can use subject to certain conditions. If we require additional capital, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them or on acceptable terms. Disruptions in the global equity and credit markets may also limit our ability to access capital.

To the extent that we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and results of operations.

We have experienced significant charges to our goodwill and could experience significant charges to our intangible assets, which may affect our results of operations in the future.

As a result of prior acquisitions, we had a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives are amortized based on their economic lives. Goodwill that is expected to contribute indefinitely to our cash flows is not amortized but must be evaluated for impairment at least annually and when events or changes in circumstances indicate the carrying value may not be recoverable. If necessary, a quantitative test is performed to compare the carrying value of the asset to its estimated fair value, as determined based on a discounted cash flow approach, or when available and appropriate, to comparable market values. If the carrying value of the asset exceeds its current fair value, the asset is considered impaired and its carrying value is reduced to fair value through a non-cash charge to earnings. As of December 31, 2023, substantially all of the goodwill from prior acquisitions has been impaired. Unfavorable changes in the business climate or competitive environment, our revenue forecasts, our market capitalization, capital structure, capital expenditure levels, operating cash flows, as well as adverse legal or regulatory actions or developments could cause further material impairments to the carrying value of our intangible assets or intangible assets we may obtain in future periods.

We will continue to monitor indicators of possible impairment that would cause a triggering event requiring us to complete an interim impairment analysis and possibly recognize additional impairment charges in the future. Impairment charges to our intangible assets could have a material adverse effect on our financial condition, and results of operations.

Risks Related to Our Common Stock and the Securities Markets

There can be no assurance that our common stock will continue to be listed on The Nasdaq Stock Market, which could limit investors' ability to make transactions in our common stock and the price of our common stock and our ability to access the capital markets.

On May 1, 2023, The Nasdaq Stock Market LLC ("Nasdaq") notified us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the "Minimum Bid Price Requirement"). The closing bid price for our common stock, par value $0.0005 per share, had been less than $1.00 per share for the previous 30 consecutive business days. We were provided an initial period of 180 calendar days, or until October 30, 2023 (the "Initial Compliance Period"), to regain compliance with the Minimum Bid Price Requirement. On October 18, 2023, we transferred the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, and on October 31, 2023, the Nasdaq confirmed that we were eligible for an additional 180 calendar day period, or until April 29, 2024 (the "Additional Compliance Period"), to regain compliance with the Minimum Bid Price Requirement, including by effecting a reverse stock split, if necessary.

On March 18, 2024, our stockholders approved a proposed Certificate of Amendment to our Certificate of Incorporation and gave the Board the authority, at its discretion, to file the Certificate of Amendment to effect a reverse stock split of our common stock at any time within one year following stockholder approval.

While we intend to demonstrate compliance with the Minimum Bid Price Requirement through a reverse stock split if necessary by April 29, 2024, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or continue to satisfy other continued listing standards and maintain the listing of our common stock on Nasdaq. The suspension or delisting of our common stock, or the commencement of delisting proceedings, could, among other things, materially impair our stockholders' ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Although we may effect a reverse stock split of our issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable us to regain compliance with the Nasdaq Minimum Bid Price Requirement. Moreover, the liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following a reverse stock split, especially if the market price of our common stock does not increase because of the reverse stock split.

If we do not regain compliance and our common stock is delisted from Nasdaq, it may be subject to the "penny stock" rules. The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange, which is the exception on which we currently rely. For any transaction involving a "penny stock," unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a "penny stock," a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

Our stock price has been and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future attributable to various factors including those discussed in the Risk Factors included in this report. Some factors may be unrelated to our operating performance or prospects or may be beyond our control. The price for our common stock may be influenced by many factors, including investor reaction to our business strategy; the success of our services, products, or technologies; compliance with the Nasdaq listing standards; variations in our financial results; any major change in our board or management; or our involvement in regulatory investigations or litigation. In addition, if one or more analysts covering our business downgrade their evaluations of our common stock or the stock of other companies in our industry, the price of our common stock could decline. If one or more analysts cease to cover our common stock, we could lose visibility in the market for our common stock, which in turn could cause our stock price to decline.

Since our stock price may continue to be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management's and our board of directors' attention and resources from our business. Such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. We may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

The concentration of our stock ownership presents risks, including lack of liquidity in the trading market for our common stock and limitations on any individual stockholder's ability to influence corporate matters.

As of December 31, 2023 , our executive officers, directors, and holders of 10% or more of our outstanding common stock, in the aggregate, beneficially owned and have the ability to exercise some voting control over approximately 43.6% of our outstandin g shares of common stock. As a result, these stockholders could exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, which might affect the trading price of our common stock.

The concentration of stock ownership may also serve to limit the trading volume of our common stock and lead to greater volatility in our stock price. Our largest shareholder, Frost Gamma Investments Trust ("FGIT"), owns, directly and indirectly, approximately 35.6% of our outstanding common stock.  FGIT has no obligation to provide us with advance notice of any sale or purchase of our common stock. If the concentration of our common stock ownership were to significantly shift, via sales of shares currently held by FGIT or otherwise, we cannot predict the impact that any resulting change to the trading volume might have on our stock price.

Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plans could have a dilutive effect on your investment in us.

During 2022 and 2023, we issued 1,328,375 and 1,532,433 shares, respectively, of our common stock in connection with acquisitions, vesting of awards made under our 2018 Stock Incentive Plans and our 2022 Omnibus Equity Incentive Plan (the "2022 Plan"), and for other business purposes. Also, as of December 31, 2023, there were an additional 6,203,001 shares of restricted stock and underlying options issued under the 2022 Plan, as well as other compensatory arrangements that might vest and be delivered through 2031. The benefits derived by us from any future acquisition might not exceed the dilutive effect of the acquisition. Pursuant to the incentive plans, our board of directors has granted and may continue to grant stock options, restricted stock units, or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards may have a dilutive effect on our common stock, which could cause our stock price to decline.

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

We are a smaller reporting company and a non-accelerated filer, and we benefit from certain reduced governance and disclosure requirements, including that our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting. We cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies and non-accelerated filers will make our common stock less attractive to investors.

Currently, we are a "smaller reporting company," meaning that our outstanding common stock held by nonaffiliates had a value of less than $250 million at the end of our most recently completed second fiscal quarter. We are also a non-accelerated filer because we had a public float of less than $75 million as of the last business day of our most recently completed second quarter. As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, meaning our auditors are not required to attest to the effectiveness of our internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, we take advantage of our ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects, as the information we provide to investors is less robust than the disclosure investors receive from public companies that are not a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We have made cybersecurity and the protection of our customer's data a top priority. The critical areas that we consider for our evolving cybersecurity program include access control; data encryption; SSDLC/change management; BCP/DRP; endpoint security; patch management; vulnerability assessments; compliance management; data privacy; incident response; monitoring, alerting, and lodging; employee training; and cyber insurance.

Risk Management & Strategy

Our cyber risk management program is designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. To help protect our company from a major cybersecurity incident that could have a material impact on operations or our financial results, we have implemented policies, procedures, programs and controls, including investments in technology that focus on cybersecurity incident prevention, identification and mitigation. The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology ("NIST"). We execute an NIST 800-53 review annually and use the results of existing cyber risks to prioritize projects designed to address these gaps and create a go-forward strategy. Our internal and external auditors review our IT and cybersecurity controls annually for design and operating effectiveness.

Governance

Our Cybersecurity Program is governed by the Company's IT and Legal and Compliance teams. Our Chief Technology Officer ("CTO") has over 20 years of experience in marketing technology and analytics. Our Vice President of IT Governance, Risk and Compliance ("VP of IT") has over 20 years of experience in IT internal and external audits, IT consulting, and governance, risk, and compliance. Our General Counsels regularly coordinates with the IT team on data security and compliance issues. The CTO and General Counsels report directly to the Chief Executive Officer ("CEO"), so any material issues are raised to CEO, and a status of key cybersecurity projects and any material breaches is provided quarterly to the Board's Audit Committee, which includes both an internal and external audit.

Incident Disclosure and Materiality

Our incident management procedures include identification, evaluation, definition, and escalation based on the determination of materiality. This determination involves the Company's IT and Legal and Compliance teams, executive officers, and cyber insurance provider. Breach notifications and escalation to the Audit Committee would also be based on the materiality determination. Each quarter, the VP of IT provides an update on key cybersecurity projects and any material breaches at the quarterly Audit Committee meeting, at which both the internal and external auditors are present.

While we did not experience a material cybersecurity incident during the year ended December 31, 2023, the scope and impact of any future incident cannot be predicted. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, results of operations, or financial condition. See Item 1A. "Risk Factors" for more information on our cybersecurity-related risks.

Item 2. Properties.

Our headquarters are located at 300 Vesey Street, 9th Floor, New York, NY 10282, where we lease 42,685 rentable square feet of office space under an 84-month lease, effective November 2018. The AdParlor business operates out of a shared co-working space located at 200 Bay Street, North Tower Suite 1200, Toronto, Ontario M5J 2J2, Canada under a 12-month lease, effective August 1, 2023.

As of December 31, 2023, we have not terminated any significant lease arrangements. We believe our present facilities are suitable and adequate for our current operating needs.

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

Certain Legal Matters

On March 31, 2022, the Company reached a settlement for $1.7 million with the New York State Department of Taxation and Finance (the "Tax Department") following a sales and use tax audit covering the period from December 1, 2010 to November 30, 2019. The Tax Department had asserted that revenue derived from certain of the Company's customer acquisition and list management services were subject to sales tax, as a result of being deemed taxable information services. The settlement amount was paid on April 1, 2022. Since March 1, 2022, the Company has been collecting and remitting New York sales tax on certain types of revenue from New York-based clients.

On January 28, 2020, Fluent received a Civil Investigative Demand from the FTC regarding compliance with the FTC Act and the TSR. On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty. On January 12, 2023, the Company made an initial proposal of $5.0 million for the civil monetary penalty contingent on successful negotiation of the remaining outstanding terms. The Company accrued the same amount for the year ending December 31, 2022. On May 26, 2023, Fluent agreed to the terms of a Stipulated Order for Permanent Injunction, Monetary Judgment, Civil Penalty Judgment, and Other Relief (the "FTC Consent Order"). The FTC Consent Order imposed a civil penalty of $2.5 million, required additional changes to the Company's employment opportunities marketplace and programmatic advertising business, and resulted in the implementation of compliance measures across the business. On July 17, 2023, the FTC filed its Complaint for Civil Penalties, Permanent Injunction, Monetary Relief, and Other Relief and, together with Fluent, filed a Joint Motion for Entry of Proposed Stipulated Order in the United States District Court for the Southern District of Florida. The FTC Consent Order was entered by the Court on August 11, 2023, and the monetary judgement was paid on August 15, 2023. The Company maintains insurance policies that cover certain legal costs, which include those incurred related to the FTC investigation. As of December 31, 2023, the Company had recognized $6.2 million as contra-expense to general and administrative expenses with a small remaining current asset related to these insurance policies.

On October 6, 2020, the Company received notice from the PAAG that it was reviewing the Company's business practices relating to telemarketing. After the Company and the PAAG were unable to reach agreement on a proposed Assurance of Voluntary Compliance, the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties, and other relief in the United States District Court for the Western District of Pennsylvania on November 2, 2022. On May 18, 2023, the parties entered into a settlement and jointly filed a Consent Petition of Final Decree, wherein the Company agreed to injunctive relief and to pay the PAAG $0.25 million for investigatory costs, all of which was paid as of June 30, 2023.

The Company has been involved in a TCPA class action, Daniel Berman v. Freedom Financial Network, which was originally filed in the Northern District of California in 2018. On May 31, 2023, the parties entered into an Amended Class Action Settlement Agreement (the "Berman Settlement Agreement"), which includes injunctive provisions and payment to plaintiffs of $9.75 million for legal fees and a consumer redress fund. On July 28, 2023, the Court preliminarily approved the Berman Settlement Agreement, and the Company contributed $3.1 million, payable following the final approval of the settlement. The final approval of the Berman Settlement Agreement was filed on February 23, 2024, with payment required by March 15, 2024. The Company's contribution amounts were accrued as of December 31, 2022, which includes $1.1 million in cash and $2.0 million pursuant to an interest-bearing note with a two-year term provided by co-defendant, Freedom Financial Network.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The Nasdaq Capital Market ("Nasdaq") under the symbol "FLNT." Prior to March 26, 2018, our common stock was listed on Nasdaq under the symbol "COGT." As of March 27, 2024, there were 236 record holders of our common stock.

During our fiscal years ended December 31, 2023 and 2022, we paid no dividends and made no other distributions in respect of our common stock. We have no plans to pay any cash dividends or make any other cash distributions in the foreseeable future. Our Credit Agreement prohibits us from paying dividends on our equity securities, other than dividends on common stock which accrue (but are not paid in cash) or are paid in kind, or dividends on preferred stock which accrue (but are not paid in cash) or are paid in kind.

Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2023	—	—	—	—
November 1-30, 2023	—	—	—	—
December 1-31, 2023	—	—	—	—
Total	—	—	—	—

(1)

During October 2023, November 2023, and December 2023, no shares were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with the applicable equity incentive plan.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K ("2023 Form 10-K"). This 2023 Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in the section titled "Cautionary Note Regarding Forward-Looking Statements" and in Part I, "Item 1A. Risk Factors" of this 2023 Form 10-K.

Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company"), is an industry leader in digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We access these consumers through both our owned and operated digital media properties and our auxiliary syndicated performance marketplace products. In 2023, we delivered data and performance-based customer acquisition services for over 500 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

We attract consumers at scale to our owned and operated digital media properties primarily through promotional offerings where they are rewarded for completing activities within the platforms. When registering on our sites, consumers provide their names, contact information, and opt-in permission to present them with relevant offers on behalf of our clients. Approximately 90% of these users engage with our media on their mobile devices or tablets.

Once users have registered on our sites, we integrate our proprietary direct marketing technologies and analytics to engage them with surveys, polls, and other experiences, through which we learn about their lifestyles, preferences, and purchasing histories, among other matters. Based on these insights, we serve targeted, relevant offers to them on behalf of our clients. As new users register and engage with our sites and existing registrants re-engage, the enrichment of our database expands our addressable client base and improves the effectiveness of our performance-based campaigns.

We also operate syndicated performance marketplaces on partner sites where we utilize our proprietary ad-serving technology to identify and acquire additional consumers for our advertiser clients. Our technology is integrated at key moments in the consumer experience to capitalize on high engagement and improve conversion. For example, Adflow, our post-sale e-commerce business, connects our advertisers to consumers on e-commerce websites after check-out. These syndicated solutions generate meaningful income for our partners, while driving additional growth for our advertiser clients. We typically remunerate our syndication partners on a revenue share or impression basis.

Additionally, the company operates a call center performance marketplace that provides live-call-based performance campaigns to help clients increase engagement. The call solutions marketplace serves clients across an array of industries but has a heavy focus on the health insurance sector.

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We solicit our users’ consent to be contacted by us and/or our advertisers via various contact methods including email, telephone, SMS/text, and push messaging. We then leverage their self-declared data in our performance offerings primarily in two ways: (1) to serve advertisements that we believe will be relevant to users based on the information they provide when they engage on our sites or other partner sites through our syndicated performance marketplaces and (2) to provide our clients with users' contact information so that such clients may communicate with them directly. We may also leverage our existing technology and database to drive new revenue streams, including utilization-based models (e.g., programmatic advertising).

We generate revenue by delivering measurable marketing results to our clients. We differentiate ourselves from other marketing alternatives by our abilities to provide clients with a cost-effective and measurable return on advertising spend ("ROAS"), a measure of profitability of sales compared to the money spent on ads, and to manage highly targeted and highly fragmented online media sources. We are predominantly paid on a negotiated or market-driven "per click," "per lead," or other "per action" basis that aligns with the customer acquisition cost targets of our clients. We bear the costs of acquiring traffic from publishers performance marketplaces that ultimately generate qualified clicks, leads, calls, app downloads, or customers for our clients.

Through AdParlor, LLC ("AdParlor"), we conduct our non-core business which offers clients various social media strategies through the planning and buying of media on different platforms.

For the years ended December 31, 2023 and 2022, we recorded revenue of $298.4 million and $361.1 million, net loss of ($63.2) million and ($123.3) million, and adjusted EBITDA of $6.8 million and $22.7 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on US GAAP, adding back income taxes, interest expense, depreciation and amortization, share-based compensation expense, and other adjustments. See our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this 2023 Form 10-K, and for further discussion and analysis of our results of operations. For further discussion of adjusted EBITDA, including a reconciliation from net income (loss), see "Definitions, Use and Reconciliation of Non-GAAP Financial Measures" below.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

Our business depends on identifying and accessing media sources that are of high quality and on our ability to attract targeted users to our owned and operated media properties. As our business has grown, we have attracted larger and more sophisticated clients to our marketplaces. To further increase our value proposition to clients and to fortify our leadership position in the evolving regulatory landscape of our industry, we implemented a Traffic Quality Initiative in 2020 and expanded into new syndicated performance marketplaces in 2023. Sourcing high quality traffic will remain a focus and part of a broader initiative to improve customer acquisition for our clients.

Starting in 2022, we increased our spend with major digital media platforms, revised our bidding strategies for affiliate traffic, and developed partnerships to expand traffic from social media platforms, including the growing influencer sector. We also pursued strategic initiatives that enable us to grow revenue with existing user traffic volume, while attracting users to our media properties via email and SMS messages. These efforts continued in 2023, as we focused on improved monetization of consumer traffic through improved customer relationship management and internal capabilities that allow us to re-engage consumers who have registered on our owned media properties. Through these initiatives, our business has become less dependent on the volume of users to generate revenue growth.

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

Since 2022, we have experienced challenges growing our traffic volume to our owned and operated properties due to several factors including the volatility of affiliate supply sources, changes in search engine algorithms, email and text message blocking algorithms, and increased competition for available media. In response to these challenges, we invested in strategic and internal efforts to secure additional traffic from the growing influencer sector and expanding our ad network beyond our owned and operated marketplace to new syndicated performance marketplaces. The mix and profitability of our media channels, strategies, and partners is likely to continue to be dynamic and reflect evolving market trends and the regulatory environment.

Advertiser Trends & Seasonality

We deliver data and performance-based marketing executions to our clients across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment. Both data and performance-based spend continued to be challenged in 2023 by general economic uncertainty. We experienced slowdowns in 2023 in certain sectors of the Media & Entertainment, Staffing & Recruitment, and Financial Products & Services industries. Specifically, in the third quarter of 2023 our largest client in the gaming sector pulled back pricing and spend as they refocused on ROAS rather than growth. Although the Company addressed this pullback by scaling other clients in the marketplace from the gaming sector and other sectors of the Media & Entertainment industry, the gap was not fully absorbed by other bidders.

To offset these challenges, we continue to work with a select group of advertisers to define high performing consumer segments and strategically price paid conversions to help clients drive higher ROAS. This initiative has driven increased budgets from clients across the Media & Entertainment industry, which, collectively, represents a large component of our revenue mix.

Additionally, our performance is subject to fluctuations as a result of seasonality and cyclicality in our traffic sources and our clients’ businesses. Specifically, Adflow and our businesses that benefit from Medicare open enrollment experience increased volume in the fourth quarters. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions

We believe the first half of 2024 will continue to be characterized by slowed economic conditions and uncertainty. To confront these headwinds, we will continue to diversify our client base, and we intend to further develop our "ROAS program" across additional segments of advertisers in an effort to gain additional budget allocations and further improve our user monetization. We project improvement in the second half of 2024, but we cannot assure you that such improvement will occur.

Business Practices & Compliance

During 2023, we continued to be impacted by slowed economic conditions and uncertainty. Additionally, as a result of the FTC Consent Order described in Part I, Item 3– Legal Proceedings, above, we made additional changes to our employment opportunities marketplace and programmatic advertising businesses and implemented industry-leading compliance measures to the owned and operated marketplace, which have had negative impacts on our revenues and media margin throughout the year. In the medium term, we expect that the increased regulatory scrutiny will eliminate the advantage that less compliance-focused competitors currently benefit from, enabling us to recapture market share. Additionally, legal fees related to the FTC Consent Order decreased over the year and were ultimately offset by insurance reimbursements for legal fees incurred in current and prior periods.

Current Economic Conditions

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts. Inflation, rising interest rates, and reduced consumer confidence have caused our clients and their customers to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. In light of the challenging macro-economic environment, we prioritized strategic investments in 2023 that had near-term benefits to revenue while also streamlining our organization through targeted workforce reductions.

Please see "Results of Operations" below, and "Item 1A. Risk Factors — "Economic or political instability could adversely affect our business, financial condition, and results of operations," and "We are exposed to credit risks from our clients, and we may not be able to collect on amounts owed to us." for further discussion of current economic conditions.

Definitions, Use and Reconciliation of Non-US GAAP Financial Measures

We report the following non-US GAAP measures:

Media margin is defined as that portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue. Gross profit (exclusive of depreciation and amortization) represents revenue minus cost of revenue (exclusive of depreciation and amortization). Media margin is also presented as a percentage of revenue.

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

Adjusted net income (loss) is defined as net income (loss), excluding (1) share-based compensation expense, (2) loss on early extinguishment of debt, (3) accrued compensation expense for Put/Call Consideration, (4) goodwill impairment, (5) write-off of intangible assets, (6) loss (gain) on disposal of property and equipment, (7) acquisition-related costs, (8) restructuring and other severance costs, and (9) certain litigation and other related costs. Adjusted net income (loss) is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization), which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
	2023	2022
Revenue	$298,399	$361,134
Less: Cost of revenue (exclusive of depreciation and amortization)	219,884	267,487
Gross Profit (exclusive of depreciation and amortization)	$78,515	$93,647
Gross Profit (exclusive of depreciation and amortization) % of revenue	26%	26%
Non-media cost of revenue (1)	12,785	16,392
Media margin	$91,300	$110,039
Media margin % of revenue	30.6%	30.5%

(1) Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net income (loss), which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
	2023	2022
Net loss	$(63,218)	$(123,332)
Income tax expense (benefit)	(116)	1,776
Interest expense, net	3,204	1,965
Depreciation and amortization	10,876	13,214
Share-based compensation expense	3,756	4,092
Goodwill impairment	55,405	111,069
Write-off of intangible assets	—	186
Loss on disposal of property and equipment	—	19
Acquisition-related costs (1)	2,745	2,247
Restructuring and certain severance costs	456	414
Certain litigation and other related costs	(6,311)	11,079
Adjusted EBITDA	$6,797	$22,729

(1) Balance includes compensation expense related to non-competition agreements and earn-out expense incurred as a result of business combinations (see Note 13, Business acquisitions, and Note 14, Variable Interest Entity, in the Notes to the Consolidated Financial Statements). The earn-out expense was $434 and $121 for the years ended December 31, 2023 and 2022, respectively.

Below is a reconciliation of adjusted net income and adjusted net income per share from net income (loss), which we believe is the most directly comparable US GAAP measure:

	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022
Net loss	$(63,218)	$(123,332)
Share-based compensation expense	3,756	4,092
Goodwill impairment	55,405	111,069
Write-off of intangible assets	—	186
Loss on disposal of property and equipment	—	19
Acquisition-related costs (1)	2,745	2,247
Restructuring and certain severance costs	456	414
Certain litigation and other related costs	(6,311)	11,079
Adjusted net income (loss)	$(7,167)	$5,774
Adjusted net income (loss) per share:
Basic	$(0.09)	$0.07
Diluted	$(0.09)	$0.07
Adjusted weighted average number of shares outstanding:
Basic	82,622,131	81,412,595
Diluted	82,622,131	81,565,372

(1) Balance includes compensation expense related to non-competition agreements and earn-out expense incurred as a result of business combinations (see Note 13, Business acquisitions, and Note 14, Variable Interest Entity, in the Notes to the Consolidated Financial Statements). The earn-out expense was $434 and $121 for the years ended December 31, 2023 and 2022, respectively.

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

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under US GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include litigation and other related costs associated with legal matters outside the ordinary course of business, including costs and accruals related to matters described above under Part I, Item 3 — Legal Proceedings. We consider items one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. There were no adjustments for one-time items in the periods presented.

Adjusted net income (loss), as defined above, and the related measure of adjusted net income (loss) per share exclude certain items that are recognized and recorded under US GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. We believe adjusted net income (loss) affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the US GAAP measure of net income (loss).

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

Results of Operations

Summary

Year ended December 31, 2023 compared to year ended December 31, 2022:

•	Revenue decreased 17% to $298.4 million, from $361.1 million.

•	Net loss was $63.2 million, or $0.77 per share, compared to net loss of $123.3 million, or $1.51 per share.

•	Gross profit (exclusive of depreciation and amortization) decreased 16% to $78.5 million, representing 26% of revenue, from $93.6 million, representing 26% of revenue.

•	Media margin decreased 17% to $91.3 million, representing 30.6% of revenue, from $110.0 million, representing 30.5% of revenue.

•	Adjusted EBITDA decreased 70% to $6.8 million, based on a net loss of $63.2 million, from $22.7 million, based on net loss of $123.3 million.

•	Adjusted net loss was $7.2 million, or $ (0.09) per share, compared to adjusted net income of $5.8 million, or $ 0.07 per share.

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those respective periods:

	Year Ended December 31,
(in thousands)	2023		2022
Revenue	$298,399	100%	$361,134	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	219,884	73.7	267,487	74.1
Sales and marketing	18,576	6.2	17,121	4.7
Product development	18,454	6.2	18,159	5.0
General and administrative	35,334	11.8	53,470	14.8
Depreciation and amortization	10,876	3.6	13,214	3.7
Goodwill impairment and write-off of intangible assets	55,405	18.6	111,255	30.8
Loss on disposal of property and equipment	—	—	19	—
Total costs and expenses	358,529	120.2	480,725	133.1
Loss from operations	(60,130)	(20.2)	(119,591)	(33.1)
Interest expense, net	(3,204)	(1.1)	(1,965)	(0.5)
Loss before income taxes	(63,334)	(21.2)	(121,556)	(33.7)
Income tax (expense) benefit	116	—	(1,776)	(0.5)
Net loss	$(63,218)	(21.2)	$(123,332)	(34.2)

Year ended December 31, 2023 compared to year ended December 31, 2022

Revenue.

	Year Ended December 31,
(In thousands)	2023	2022	% Change
Revenue	$298,399	$361,134	(17%	)

The decrease was primarily attributable to contraction of our owned and operated marketplaces due to a challenging macro-economic environment, which influenced reductions in spend by key clients in the media & entertainment and subscription sectors. Additionally, these decreases were partially an effect of changes in business practices to reflect regulatory requirements in connection with the FTC Consent Order described in Part I, Item 3 – Legal Proceedings, above. The decreases related to these factors were partially offset by:

•	Enhanced customer relationship management ("CRM") capabilities, specifically the use of our internally-developed SMS messaging served to increase monetization of consumer traffic, which partially offset reductions in client pricing and net traffic volume decreases.

•	Revenue from the launch of new syndicated performance marketplaces that provide the opportunity to acquire customers for new and existing clients from an expanded media network.

The key factors that drove lower revenue in 2023, and the accompanying offsets, are expected to persist into 2024, with economic headwinds lightening and effect reversing over the year.

Cost of revenue (exclusive of depreciation and amortization).

	Year Ended December 31,
(In thousands)	2023	2022	% Change
Cost of revenue (exclusive of depreciation and amortization)	$219,884	$267,487	(18%)

The decrease was attributable to the same factors causing the decline in revenue for the period. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers, digital media platforms, and influencers for our owned and operated websites and purchasing media from syndicated publisher partners. The costs also include enablement costs associated with our call centers and tracking costs related to our consumer data. In addition, there are indirect costs which include fulfillment costs related to rewards earned by consumers who complete the requisite number of advertiser offers, along with call center software and hosting costs.

For the year ended December 31, 2023, cost of revenue as a percentage of revenue decreased slightly to 73.7%, compared to 74.1% for the year ended December 31, 2022.

In the normal course of executing paid media campaigns to source consumer traffic, we regularly evaluate new channels, strategies, and partners. Traffic acquisition costs incurred with the major digital media platforms have historically been higher than affiliate traffic sources. For the year ended December 31, 2023, digital media spend continued to be driven by strategic test and learn initiatives that began in the second quarter of 2022. The mix and profitability of our media channels, strategies, and partners reflect evolving market dynamics and the impact of our Traffic Quality Initiative and the increased compliance obligations from the FTC Consent Order. As we evaluate and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of, such sources, which could reduce profitability. The improved traffic quality being sourced is the foundation to support sustainable long-term growth and positioning us as an industry leader. Past levels of cost of revenue (exclusive of depreciation and amortization) may therefore not be indicative of future costs, which may increase or decrease as these uncertainties in our business play out.

Sales and marketing.

	Year Ended December 31,
(In thousands)	2023	2022	% Change
Sales and marketing	$18,576	$17,121	8%

For the years ended December 31, 2023 and 2022, respectively, the amounts consisted primarily of employee salaries and benefits of $15.8 million and $14.4 million, advertising costs of $0.9 million and $1.1 million, non-cash share-based compensation expense of $0.5 million and $0.6 million, and travel and entertainment expenses of $0.4 million and $0.4 million. The change in employee salaries and benefits was primarily due to salary increases.

Product development.

	Year Ended December 31,
(In thousands)	2023	2022	% Change
Product development	$18,454	$18,159	2%

For the years ended December 31, 2023 and 2022, respectively, the amounts consisted primarily of employee salaries and benefits of $13.6 million and $13.0 million, software license and maintenance costs of $1.9 million and $1.6 million, professional fees of $1.7 million and $2.4 million, and non-cash share-based compensation expense of $0.6 million and $0.6 million, respectively. The slight increase in product development expense was primarily due to increased salary costs and IT related fees mainly offset by lower consulting fees.

General and administrative.

	Year Ended December 31,
(In thousands)	2023	2022	% Change
General and administrative	$35,334	$53,470	(34%)

For the years ended December 31, 2023 and 2022, respectively, the amounts consisted mainly of employee salaries and benefits of $18.5 million and $21.0 million, professional fees of $6.6 million and $6.0 million, office overhead of $4.3 million and $4.5 million, acquisition-related costs of $2.7 million and $2.2 million, non-cash share-based compensation expense of $2.6 million and $2.9 million, software license and maintenance costs of $2.6 million and $2.4 million, and certain litigation and related costs of ($6.3) million and $11.1 million. The decrease in litigation and related costs was mainly the result of the lower-than-expected regulatory settlement reached in the second quarter of 2023 and insurance reimbursements for previously incurred legal fees related to the FTC Consent Order, even as prior to the settlement legal fees had increased. The reduction in salary costs was due to corporate restructuring in the first quarter of 2023 and fourth quarter of 2022, which was slightly offset by increased consulting fees and strategic employee training expenses.

During the fourth quarter of 2022 and first quarter of 2023, the Company implemented reductions in the workforce that resulted in the termination of 21 and 20 employees, respectively. These reductions in workforce were implemented following management’s determination to reduce headcount and decrease the Company's costs to more effectively align resources to the core business operations. In connection with fourth quarter 2022 reductions in workforce, the Company incurred $0.4 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by March 31, 2023. In connection with the first quarter 2023 reductions in the workforce, the Company incurred $0.5 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by March 31, 2024. Subsequently, the Company implemented an additional reduction in workforce in the first quarter of 2024, resulting in the termination of 20 employees. The exit-related restructuring costs are expected to be approximately $0.7 million, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by September 30, 2024. Apart from these exit-related restructuring costs, these reductions in workforce are expected to result in corresponding reductions in future salary and benefits within sales and marketing, product development, and general and administrative expenses.

Depreciation and amortization.

	Year Ended December 31,
(In thousands)	2023	2022	% Change
Depreciation and amortization	$10,876	$13,214	(18%	)

The decrease was mainly due to certain intangibles that fully amortized during the current year, partly offset by the amortization of the intangibles related to the consolidation of TAPP Influencers Corp ("TAPP").

Goodwill impairment.

	Year Ended December 31,
(In thousands)	2023	2022	% Change
Goodwill impairment	$55,405	$111,069	(50%	)

The Company recognized $55.4 million impairment loss for the year ended December 31, 2023, as compared to $111.1 million for the year ended December 31, 2022, related to both the Fluent and All Other reporting units.

Write-off of long-lived assets.

	Year Ended December 31,
(In thousands)	2023	2022	% Change
Write-off of intangible assets	—	$186	(100%)

The Company did not recognize write-offs of intangible assets for the year ended December 31, 2023, compared to $0.2 million for the write-offs of intangible assets related to software developed for internal use for the year ended December 31, 2022.

Interest expense, net.

	Year Ended December 31,
(In thousands)	2023	2022	% Change
Interest expense, net	$(3,204)	$(1,965)	63%

The increase was driven by the higher average interest rate on the Term Loan described below under “Liquidity and Capital Resources”.

Loss (gain) on disposal of property and equipment.

	Year Ended December 31,
(In thousands)	2023	2022	% Change
Loss on disposal of property and equipment	—	$19	(100%)

The Company recognized no gain or loss on disposal of property and equipment for the year ended December 31, 2023, compared to de minimis loss on disposal for the year ended December 31, 2022.

Net loss before income taxes.

	Year Ended December 31,
(In thousands)	2023	2022	% Change
Loss before income taxes	$(63,334)	$(121,556)	(48%	)

The decrease in net loss was primarily due to a decline in cost of revenue of $47.6 million, a decrease of goodwill impairment and write-off of intangibles of $55.9 million, and a decrease in operating expenses of $16.7 million driven in part by the contra-expense related to the insurance reimbursement for prior legal fees, partially offset by decline in revenue of $62.7 million.

Income tax (expense) benefit.

	Year Ended December 31,
(In thousands)	2023	2022	% Change
Income tax (expense) benefit	$116	$(1,776)	(107%	)

For the years ended December 31, 2023 and 2022, there was an effective tax rate of 0.2% and (1.5)%, respectively. This was primarily driven by the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses offset by the benefit of federal research and development credits.

As of December 31, 2023 and 2022, the Company recorded full valuation allowances against its net deferred tax assets. The Company intends to maintain full valuation allowances against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

Net loss.

	Year Ended December 31,
(In thousands)	2023	2022	% Change
Net loss	$(63,218)	$(123,332)	(49%	)

For the years ended December 31, 2023 and 2022, net loss was $63.2 million and $123.3 million, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the years ended December 31, 2023 and 2022, net cash provided by operating activities was $8.1 million and $2.0 million, respectively. Net loss in 2023 of $63.2 million represents a decrease of $60.1 million, as compared with net loss of $123.3 million in 2022. Adjustments to reconcile net loss to net cash provided by operating activities of $70.4 million in 2023 decreased by $58.7 million, as compared with $129.1 million in 2022, primarily due to a lower goodwill impairment and depreciation and amortization in the current period as compared to the prior period. Changes in assets and liabilities sourcing cash of $0.9 million in 2023, as compared with consumed cash of $3.8 million in 2022, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash flows used in investing activities. For the years ended December 31, 2023 and 2022, net cash used in investing activities was $7.1 million and $5.4 million, respectively. The increase was mainly due to the increase in investment in capitalized software along with the impact of the TAPP consolidation that occurred in 2023, compared to the True North Acquisition that occurred in 2022.

Cash flows used in financing activities. For the years ended December 31, 2023 and 2022, net cash used in financing activities was $10.8 million and $5.4 million, respectively. The change of $5.3 million in cash used by financing activities in 2023 was mainly due to the $5.0 million prepayment made on the debt along with the fees paid related to the debt modification, slightly offset by the decline in taxes paid related to share settlements of vesting of restricted stock units.

As of December 31, 2023, we had noncancelable operating lease commitments of $4.2 million and long-term debt which had a $31.3 million principal balance. For the year ended December 31, 2023, we funded our operations using available cash.

As of December 31, 2023, we had cash and cash equivalents of approximately $15.8 million, a decrease of $9.7 million from $25.5 million as of December 31, 2022. We believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months and beyond.

Our material cash requirements from known contractual and other obligations consist of our term loan and obligations under operating leases for office space. For more information regarding our term loan, refer to Note 8 and Note 16 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. For more information regarding our lease obligations, refer to Note 4 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our future capital requirements will depend on many factors, including employee-related expenditures from expansion of our headcount, costs to support the growth in our client accounts and continued client expansion, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, features, and functionality, and litigation. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. We may be required to draw upon our revolving facility in order to meet these future capital requirements. In the event that we do not meet the conditions to draw, or additional financing is not accessible from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

We may explore the possible acquisition of businesses, products, and/or technologies that are complementary to our existing business. We continue to identify and prioritize additional technologies, which we may wish to develop internally or through licensing or acquisition from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurance that any such acquisitions will be made or that we will be able to successfully integrate any acquired business with our then current business or realize anticipated cost synergies. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to shareholders.

On March 31, 2021, Fluent, LLC entered into a credit agreement (as amended, modified, extended, restated, replaced, or supplemented from time to time, the "Citizens Credit Agreement") with certain subsidiaries of Fluent, LLC as guarantors, the lenders thereto, and Citizens Bank, N.A. ("Citizens Bank") as administrative agent, lead arranger and bookrunner. The original Citizens Credit Agreement provided for a term loan in the aggregate principal amount of $50.0 million funded on the Closing Date, along with an undrawn revolving credit facility of up to $15.0 million (together with the term loan, the "Citizens Credit Facility").

On January 26, 2024, the Borrower and Citizens Bank entered into a Third Temporary Waiver and Amendment to Credit Agreement (the "Third Waiver"), pursuant to which Citizens Bank agreed to waive through the earlier of April 30, 2024, an occurrence of any other event of default, or failure to comply with requirements of the Third Waiver and its rights and remedies arising from the Company’s breach of the total leverage covenant and fixed charge ratio during the quarters ending December 31, 2023 and March 31, 2024. Among other things, the Third Waiver required the Borrower to, by March 31, 2024, deliver one or more Transaction Commitments, defined as: (i) a third-party commitment to provide additional capital in exchange for equity or subordinated debt, (ii) a purchase agreement for the sale of a divested business, or (iii) a third-party commitment to refinance the Credit Agreement. One condition of the Transaction Commitments was that they had to, in the aggregate, provide for net proceeds to Fluent of not less than $10.0 million.

On April 2, 2024, Fluent, LLC entered into a credit agreement (the "SLR Credit Agreement") by and among Fluent, LLC, as Borrower, Fluent, Inc. and certain subsidiaries of the Borrower as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and the lenders from time to time party thereto. The SLR Credit Agreement provides for a $20.0 million term loan (the "Term Loan") and a revolving credit facility of up to $30.0 million (the "Revolving Facility" and, together with the Term Loan, the "SLR Credit Facility"). As of April 2, 2024, the SLR Credit Facility has an outstanding principal balance of $32.7 million and will mature on April 2, 2029 (the "Maturity Date"). We used a portion of the net proceeds of the SLR Credit Facility to repay our outstanding obligations under the Citizens Credit Agreement, as defined above, dated March 31, 2021.

We may voluntarily prepay the Term Loan, in whole or in part, at any time, subject to a premium payable on the aggregate principal amount of any such voluntary prepayments within the first three years following the closing date. There is no principal amortization prior to maturity under the SLR Credit Agreement, except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case, subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments under the Revolving Facility will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the Credit Facilities will be due and payable on the Maturity Date, or earlier following a change in control or other event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus 5.25% (the "Applicable Margin"). The Applicable Margin will be reduced to 5.0% when our fixed charge coverage ratio is greater than 1.10 to 1. The anticipated opening interest rate of the SLR Credit Facility is 10.81% (SOFR + CSA + 5.25%).

The SLR Credit Facility is guaranteed by us and certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and those of certain of our direct and indirect subsidiaries, including Fluent, LLC.

The SLR Credit Agreement contains restrictive covenants which impose limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and our ability to make certain investments or to pay dividends or other restricted payments.

Critical Accounting Estimates

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

We believe the following critical accounting estimates govern our more significant judgments and estimates used in the preparation of our consolidated financial statements. Further details of the Company's accounting policies are available in Item 8, Financial Statements and Supplementary Data, Note 2, Summary of significant accounting policies, in the Notes to Consolidated Financial Statements.

Revenue recognition

Data and performance-based marketing revenue

Revenue is recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration we expect to be entitled to in exchange for those goods or services, based on our performance obligation. Our customers simultaneously receive and consume the benefits provided, as we satisfy our performance obligations. Furthermore, we elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure of progress, because we have a right to payment from a customer in an amount that corresponds directly with the value of the performance completed to date.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. In line with industry practice, the unbilled revenue balance is recorded based on our internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Our historical estimates related to unbilled revenue have not differed materially from actual invoiced revenue; however, there is a possibility that invoiced revenue may differ materially from estimates and may impact our consolidated financial statements in future periods.

Business combinations

We record acquisitions pursuant to ASC 805, Business Combinations, by allocating the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and estimated fair values of intangible assets acquired. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired intangible assets, useful lives, and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If actual results are materially lower than originally estimated, it could result in a material impact on our consolidated financial statements in future periods.

Goodwill

In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Goodwill is tested for impairment at the reporting unit level and is conducted by estimating and co mparing the fair value of each of our reporting units to their carrying value. If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit.
For the quantitative factors, management utilizes a third-party valuation firm for certain assumptions and analysis including discount rate and market multiples. We review the assumptions and analysis with the valuation firm to ensure reasonableness, although it is inherently uncertain and unpredictable.

For the three months ended March 31, 2023, we considered a combination of the income and market approaches to determine the fair value of the Fluent reporting unit. We determined that a market-based approach, due to the decline in value of our publicly traded stock, provided the best indication of fair value of the Fluent reporting unit. The market approach considers our implied market multiple applied to management’s forecast and further adjusted for a control premium. If we were to experience an additional decline in market capitalization or assumptions in management's forecast, there would be an increased risk of impairment of goodwill. Based on the results of this market-based approach as of March 31, 2023, we concluded that the Fluent reporting unit's carrying value exceeded its estimated fair value by 20% and concluded that its goodwill of $51,614 was impaired and recorded a non-cash impairment charge of $25,700.

Additionally, we engaged a third party to assist in conducting an interim test of the fair value of our goodwill for potential impairment for the three months ended June 30, 2023. We determined that a combination of income approach and the market approach provided the best indication of fair value of the Fluent reporting unit. The income approach and market approach utilize accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the income approach include forecasted revenues and profitability, long-term growth rates, and discount rates. The market approach considers our implied market multiple applied to management's forecasted profitability and is further adjusted for control premium. Management exercises judgment in developing these assumptions. If we were to experience sales declines, a significant change in operating margins which may impact our cash flows, an increase in our discount rates, a decline in our market capitalization, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of goodwill. Based on the results of this approach as of June 30, 2023, we concluded that the Fluent reporting unit's fair value exceeded its estimated carrying value by 5% and concluded that its goodwill of $27,469 was not impaired.

Further, we engaged a third party to assist in conducting an interim test of the fair value of our goodwill for potential impairment for the three months ended September 30, 2023. We determined that a combination of income approach and the market approach provided the best indication of fair value of the Fluent and All Other reporting units. The income approach and market approach utilize accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the income approach include forecasted revenues and profitability, long-term growth rates, and discount rates. The market approach for the Fluent reporting unit considers our implied market multiple applied to management's forecasted profitability and is further adjusted for control premium. The market approach for the All Other reporting unit considers the enterprise values of comparable companies applied to management's forecasted profitability and is further adjusted for control premium. Management exercises judgment in developing these assumptions. If we were to experience sales declines, a significant change in operating margins which may impact our cash flows, an increase in our discount rates, a decline in our market capitalization, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of goodwill. The results of this approach indicated that the Fluent reporting unit’s carrying value and All Others carrying value exceeded its fair value by 32% and 29%, respectively. We therefore concluded that the Fluent reporting unit’s goodwill was impaired and recorded a non-cash impairment for the remainder of the goodwill balance of $27,469. In addition, the All Other reporting unit's goodwill of $3,497 was also concluded to be impaired, and we recorded a non-cash impairment charge of $2,236. Based on the results from the interim test as of September 30, 2023, we concluded no further triggering events existed as of October 1, 2023 that would indicate it is more likely than not that the fair value was less that the carrying value for our annual impairment test.

Intangible assets other than goodwill

Intangible assets are initially capitalized based on actual costs incurred, acquisition cost, or fair value if acquired as part of a business combination. These intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are the periods over which these assets are expected to contribute directly or indirectly to future cash flows. We also capitalize eligible costs, in accordance with ASC 350-40, Software - Internal-Use Software, which include applicable salaries and benefits, share-based compensation expense, travel expenses and other direct costs of developing internal-use software that are incurred in the application development stage, when developing or obtaining software for internal use. Once the internal use software is ready for its intended use, it is amortized on a straight-line basis over its useful life.

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

During the three months ended June 30, 2023 and September 30, 2023, we conducted an interim test of recoverability of its long-lived assets, which compared projected undiscounted cash flows to the carrying value of the asset group. If we were to experience sales declines, a significant change in operating margins which may impact our cash flows, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of long-lived assets. Based on the results of this recoverability test, we determined that, as of June 30, 2023 and September 30, 2023, its long-lived assets were not impaired.

Share-based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under ASC 718, for awards with time-based conditions, we measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize such costs on a straight-line basis over the period the recipient is required to provide service in exchange for the award, which is the vesting period. For equity awards with market conditions, we recognize costs on a straight-line basis, regardless of whether the market conditions are achieved and the awards ultimately vest. For equity awards with performance conditions, we record the share-based compensation when achievement of the performance criteria is deemed probable using the grant date fair value. For equity-based awards settled in cash, we record the share-based compensation when achievement of the performance criteria is deemed probable adjusted for fair value at each reporting period. We recognize forfeitures as they occur.

Income taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The valuation allowances are provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized, which is based on our review of historical results and forecasts.

Further, we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs and we consult with external tax counsel as appropriate. We accrue interest and penalties related to uncertain tax positions, if and when required, as interest expense and a component of other expenses, respectively, in the consolidated statements of operations. Changes in recognition or measurement are based on factors, including but not limited to, change in known facts and circumstances, changes in tax law, and new guidance and interpretation, all of which a change in factors could result in a change in our income tax, which could materially impact our consolidated financial statements in future periods.

Contingencies

We account for contingencies in accordance with ASC 450, Contingencies, by accruing a loss contingency if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability and the ability to reasonably estimate the amount of any such loss. If the probability changes or the estimates used are incorrect, we may need to record adjustments to our contingencies, which could material impact on our consolidated financial statements in future periods. In the ordinary course of business, we are subject to loss contingencies that cover a range of matters.

Recently Issued Accounting Standards

See Note 2, Summary of significant accounting policies, under the caption "(r) Recently issued and adopted accounting standards" in the Notes to Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2023 or that have not yet been required to be implemented and may be applicable to our future operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of our independent registered public accounting firm, are filed as part of this report, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d–15(e)) as of the end of the period covered by this 2023 Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our Chief Executive Officer and Interim Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with the U.S generally accepted accounting principles as of the end of the period covered by this annual report.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the SEC’s "non-accelerated filer" rules that permit the Company to provide only management’s assessment report for the year ended December 31, 2023.

Remediation of Material Weaknesses in Internal Control

As disclosed under Part I, Item 4, Controls and Procedures, in the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2023, the Company reported a material weakness in internal control related to our ability to timely account for non-routine, non-recurring, unusual or complex financial transactions.

This material weakness was addressed by our improved quarterly communication with key internal process owners to ensure non-routine, non-recurring, unusual or complex transactions are identified timely during and subsequent to the reporting period. We also began to require additional certifications from such process owners prior to issuance of the financial statements. For those non-routine, non-recurring, unusual or complex transactions identified, we have and will engage third-party professionals for assistance, as needed. Lastly, we strengthened our quarterly review checklists to better ensure all items are identified and properly disclosed within the financial statement. During the fourth quarter of 2023, the Company completed its testing of the operating effectiveness of these implemented control enhancements.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description	Filed Herewith
3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).
3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 16, 2018).
3.5	Amended and Restated Bylaws of Fluent, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 19, 2019).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 16, 2018).
4.2	Form of Additional Warrants (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed October 17, 2017).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed March 15, 2023).
10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed March 15, 2023).
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

10.4	2015 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015).
10.5	Credit Agreement, dated March 31, 2021, by and among Fluent, LLC, as the borrower, certain subsidiaries of the borrower party thereto, the lenders party thereto, and Citizens Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2021).
10.6	First Amendment to Credit Agreement, effective as of September 1, 2021, by and among Fluent, LLC, as Borrower, certain subsidiaries of the Borrower party thereto, the lenders party thereto, and Citizens Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2021).
10.7	Second Amendment to Credit Agreement, Waiver, Acknowledgement and Joinder, effective as of December 20, 2022, by and among Fluent, LLC, as Borrower, certain subsidiaries of the Company party thereto, the lenders party thereto, and Citizens Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed March 15, 2023).
10.8	Third Amendment to Credit Agreement, effective as of May 12, 2023, by and among Fluent, LLC, as Borrower, certain subsidiaries of the Borrower party thereto, the lenders party thereto, and Citizens Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 21, 2023).
10.9	Fourth Amendment to Credit Agreement, effective as of August 21, 2023, by and among Fluent, LLC, as Borrower, certain subsidiaries of the Borrower party thereto, the lenders party thereto, and Citizens Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 21, 2023).
10.10	Temporary Waiver Under Credit Agreement, effective as of November 15, 2023, by and among Fluent, LLC, as Borrower, certain subsidiaries of the Borrower party thereto, the lenders party thereto, and Citizens Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2023).
10.11	Second Temporary Waiver Under Credit Agreement, effective as of January 17, 2024, by and among Fluent, LLC, as Borrower, certain subsidiaries of the Borrower party thereto, the lenders party thereto, and Citizens Bank, N.A., as Administrative Agent.	X
10.12	Third Temporary Waiver and Amendment to Credit Agreement, effective as of January 26, 2024, by and among Fluent, LLC, as Borrower, certain subsidiaries of the Borrower party thereto, the lenders party thereto, and Citizens Bank, N.A., as Administrative Agent.	X
10.13	Amendment to IDI, Inc. 2015 Stock Incentive Plan effective June 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement Form S-8 filed on June 3, 2016).+

10.14

Employment Agreement, by and between Fluent, LLC and Donald Patrick, effective as of January 8, 2018 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on March 27, 2018).+

10.15	Amendment to IDI, Inc. 2015 Stock Incentive Plan, effective January 8, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 filed on April 6, 2018).+
10.16	Fluent, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2018).+
10.17

Employment Agreement, by and between Fluent, Inc. and Ryan Schulke, dated September 11, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 12, 2018). +

10.18

Employment Agreement, by and between Fluent, Inc. and Matthew Conlin, dated September 11, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on September 12, 2018).+

10.19	Fluent, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 10, 2022).+
10.20	Form of Restricted Stock Unit Award Grant Notice (2022 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 21, 2023).+
10.21	Form of Restricted Stock Unit Award Grant Notice (2022 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 21, 2023).+
10.22	Form of 2022 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 21, 2023).+
10.23	Form of Stock Option Grant Notice and Option Agreement (2022 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 21, 2023).+
10.24	Consulting Agreement, by and between Fluent, Inc. and Ryan Perfit, dated January 20, 2023 and effective February 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023).
10.25	Amendment to Letter Agreement for Consulting Services, effective as of February 1, 2024, by and between Fluent, LLC and CRIO, LLC.	X
10.26	Credit Agreement, by and among, Fluent, LLC, Fluent, Inc., certain subsidiaries of Fluent, LLC as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, and each other lender from time to time party thereto.	X
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 13, 2020).
21.1	Subsidiaries of Fluent, Inc.	X
23.1	Consent of Grant Thornton LLP.	X
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

X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
97.1	Fluent, Inc. Clawback Policy	X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement
*	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2024		FLUENT, INC.

	By:	/s/ Don Patrick
Don Patrick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Don Patrick	Chief Executive Officer	April 2, 2024
Don Patrick	(Principal Executive Officer)

/s/ Ryan Perfit	Interim Chief Financial Officer	April 2, 2024
Ryan Perfit	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Schulke	Chairman and Chief Strategy Officer	April 2, 2024
Ryan Schulke

/s/ Matthew Conlin	Chief Customer Officer and Director	April 2, 2024
Matthew Conlin

/s/ Don Mathis	Lead Director	April 2, 2024
Don Mathis

/s/ Barbara Kohn	Director	April 2, 2024
Barbara Kohn

/s/ David Graff	Director	April 2, 2024
David Graff

/s/ Richard Pfenniger	Director	April 2, 2024
Richard Pfenniger

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fluent, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Fluent, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of revenue recognition

As described in Notes 2 and 12 to the financial statements, and disclosed in the consolidated statements of operations, the Company recorded $298.4 million of total revenues for the year ended December 31, 2023, of which $289.1 million related to the Fluent operating segment.

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

Our audit procedures related to the evaluation of revenue recognition included the following, among others:

•	We obtained understanding of the design of key controls over the Company’s revenue recognition process.
•	For a sample of revenue transactions, we performed detailed transaction testing by (1) agreeing the amount recognized to source documentation; (2) comparing the amount of revenue recognized to third party customer confirmations obtained by the Company; and (3) comparing the amount of revenue recognized to subsequent cash remittance advice or obtaining direct third party confirmations.

Recoverability of the carrying value of goodwill of the Fluent reporting unit

As described in Notes 2 and 7 to the financial statements, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. After incurring cumulative impairment charges of $53.2 million during the current fiscal year, goodwill for the Fluent reporting unit as of December 31, 2023 is $0. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. We identified management’s evaluation of the recoverability of the carrying value of the Fluent reporting unit goodwill as a critical audit matter.

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
•

We assessed the Company’s ability to forecast revenue and operating income by comparing: (1) historical revenue and operating income projections to actual results; and (2) comparing current forecasted projections to historical trends, industry data, and underlying business strategies.

•	With the assistance of valuation professionals with specialized skills and knowledge, we: (1) reviewed the valuation methodology; (2) tested the weighted average cost of capital; and (3) reviewed the reconciliation of the fair value of the Fluent reporting unit to the market capitalization of the Company, including assessing reasonableness of the implied control premium and selected market multiples.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

New York, New York

April 2, 2024

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$15,804	$25,547
Accounts receivable, net of allowance for doubtful accounts of $231 and $544, respectively	56,531	63,164
Prepaid expenses and other current assets	6,071	3,506
Total current assets	78,406	92,217
Property and equipment, net	591	964
Operating lease right-of-use assets	3,395	5,202
Intangible assets, net	26,809	28,745
Goodwill	1,261	55,111
Other non-current assets	1,405	1,730
Total assets	$111,867	$183,969
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$10,954	$6,190
Accrued expenses and other current liabilities	30,534	35,626
Deferred revenue	430	1,014
Current portion of long-term debt	5,000	5,000
Current portion of operating lease liability	2,296	2,389
Total current liabilities	49,214	50,219
Long-term debt, net	25,488	35,594
Operating lease liability, net	1,699	3,743
Other non-current liabilities	1,062	458
Total liabilities	77,463	90,014
Contingencies (Note 16)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 85,917,891 and 84,385,458, respectively; and Shares outstanding — 81,306,322 and 80,085,306, respectively	43	42
Treasury stock, at cost — 4,611,569 and 4,300,152 shares, respectively	(11,407)	(11,171)
Additional paid-in capital	427,286	423,384
Accumulated deficit	(381,518)	(318,300)
Total shareholders’ equity	34,404	93,955
Total liabilities and shareholders’ equity	$111,867	$183,969

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2023	2022
Revenue	$298,399	$361,134
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	219,884	267,487
Sales and marketing	18,576	17,121
Product development	18,454	18,159
General and administrative	35,334	53,470
Depreciation and amortization	10,876	13,214
Goodwill impairment and write-off of intangible assets	55,405	111,255
Loss on disposal of property and equipment	—	19
Total costs and expenses	358,529	480,725
Loss from operations	(60,130)	(119,591)
Interest expense, net	(3,204)	(1,965)
Loss before income taxes	(63,334)	(121,556)
Income tax (expense) benefit	116	(1,776)
Net loss	$(63,218)	$(123,332)
Basic and diluted loss per share:
Basic	$(0.77)	$(1.51)
Diluted	$(0.77)	$(1.51)
Weighted average number of shares outstanding:
Basic	82,622,131	81,412,595
Diluted	82,622,131	81,412,595

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Additional		Total
	Common stock		Treasury stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	83,057,083	$42	4,091,823	$(10,723)	$419,059	$(194,968)	$213,410
Vesting of restricted stock units and issuance of stock under incentive plans	1,328,375	—	—	—	211	—	211
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	208,329	(448)	—	—	(448)
Share-based compensation expense	—	—	—	—	4,114	—	4,114
Net loss	—	—	—	—	—	(123,332)	(123,332)
Balance at December 31, 2022	84,385,458	$42	4,300,152	$(11,171)	$423,384	$(318,300)	$93,955
Vesting of restricted stock units and issuance of stock under incentive plans	1,532,433	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	311,417	(236)	—	—	(236)
Share-based compensation expense	—	—	—	—	3,903	—	3,903
Net loss	—	—	—	—	—	(63,218)	(63,218)
Balance at December 31, 2023	85,917,891	$43	4,611,569	$(11,407)	$427,286	$(381,518)	$34,404

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,218)	$(123,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,876	13,214
Non-cash loan amortization expense	426	265
Share-based compensation expense	3,756	4,092
Goodwill impairment	55,405	111,069
Write-off of intangible assets	—	186
Loss on disposal of property and equipment	—	19
Provision for bad debts	124	450
Deferred income taxes	(145)	(225)
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	6,509	6,617
Prepaid expenses and other current assets	(2,565)	(917)
Other non-current assets	325	162
Operating lease assets and liabilities, net	(330)	(184)
Accounts payable	4,764	(9,940)
Accrued expenses and other current liabilities	(6,088)	477
Deferred revenue	(584)	139
Other	(1,117)	(128)
Net cash provided by operating activities	8,138	1,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition/consolidation, net of cash acquired	(1,250)	(1,036)
Capitalized costs included in intangible assets	(5,838)	(4,383)
Acquisition of property and equipment	(25)	(17)
Net cash used in investing activities	(7,113)	(5,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(10,000)	(5,000)
Debt financing costs	(532)	—
Taxes paid related to net share settlement of vesting of restricted stock units	(236)	(448)
Net cash used in financing activities	(10,768)	(5,448)
Net decrease in cash and cash equivalents	(9,743)	(8,920)
Cash and cash equivalents at beginning of period	25,547	34,467
Cash and cash equivalents at end of period	$15,804	$25,547
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$2,984	$1,758
Cash paid (refund) for income taxes, net	$(272)	$1,014
Share-based compensation capitalized in intangible assets	$94	$97

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent payments in connection with TAPP consolidation	$2,915	$—
Deferred payment in connection with True North acquisition	$—	$860
Contingent consideration in connection with True North acquisition	$—	$250
Equity issued in connection with True North acquisition	$—	$211

See notes to consolidated financial statements

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities and organization

Principal activities

Fluent, Inc. ("Fluent," or the "Company"), a Delaware corporation, is an industry leader in data-driven digital marketing services. The Company primarily performs customer acquisition services by operating highly scalable digital marketing campaigns, through which the Company connects its advertiser clients with consumers they are seeking to reach. The Company delivers data and performance-based marketing executions to its clients, which in 2023 included over 500 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

2. Summary of significant accounting policies

(a) Basis of preparation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC").

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

The Company’s cash and cash equivalents are held in major financial institutions located in the United States, which have high credit ratings. As of December 31, 2023 and 2022, cash and cash equivalents were available for use in servicing the Company's debt obligations and general operating purposes.

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

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines this allowance based on reviews of customer-specific facts and circumstances along with an application of a percentage against the balance based upon aging and historic charge offs. Management also evaluates the macroeconomic environment to determine if any additional adjustments are needed. Account balances are charged off against the allowance for doubtful accounts after all customary means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have off-balance sheet credit exposure related to its customers.

Movements within the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
(In thousands)	2023	2022
Beginning balance	$544	$313
Charges to expenses	124	$450
Write-offs	(437)	$(219)
Ending balance	$231	$544

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

Years
Computer and network equipment	5
Furniture, fixtures, and office equipment	7
Leasehold improvements	6 - 7

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

For the year ended December 31, 2023, the Company determined the value of intangible assets was recoverable except for certain internally developed software costs, as discussed in Note 6, Intangible assets, net. As of  December 31, 2023 and 2022, the Company reviewed the indicators for impairment and concluded that no impairment of its finite-lived intangible assets existed.

(h) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2023 and 2022, the goodwill balance relates to the acquisition of Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, the Winopoly Acquisition, and the True North Loyalty Acquisition (as defined in Note 6, Intangible assets, net).

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820, Fair Value Measurements and Disclosure describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that  may be used to measure fair value:

•	Level 1 – defined as observable inputs, such as quoted prices in active markets;

•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 – defined as unobservable inputs, for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

As of December 31, 2023, the Company regards the fair value of its long-term debt to approximate its carrying value. This fair value assessment represents a Level 2 measurement. See Note 8, Long-term debt, net.

The fair value of certain long-lived non-financial assets and liabilities  may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of  December 31, 2023, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be Level 3, as certain inputs used to determine fair value are unobservable, see Note 7, Goodwill, for further discussion of the impairment charge.

(j) Revenue recognition

Data and performance-based marketing revenue

Revenue is generated when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's performance obligation is typically to (a) deliver data records, based on predefined qualifying characteristics specified by the customer, (b) generate conversions, based on predefined user actions (for example, a click, a registration, or the installation of an app) and subject to certain qualifying characteristics specified by the customer, (c) verify user interest or transfer calls to advertiser clients as a part of the contact center operation, or (d) deliver media spend as a part of the business of AdParlor, LLC ("AdParlor"), a wholly-owned subsidiary of the Company.

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

Revenue is recognized upon satisfaction of associated performance obligations. The Company's customers simultaneously receive and consume the benefits provided, which satisfies the Company's performance obligations. Furthermore, the Company elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure for revenue to be recognized, as it corresponds directly with the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's revenue arrangements do not contain significant financing components. The Company has further concluded that revenue does not require disaggregation.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of December 31, 2023 and 2022, the balance of deferred revenue was $430 and $1,014, respectively. The majority of the deferred revenue balance as of  December 31, 2023 will be recognized into revenue during the first quarter of 2024.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of December 31, 2023 and 2022, unbilled revenue included in accounts receivable was $21,488 and $26,878, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not differed materially from actual invoiced revenue.

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

(l) Advertising costs

Advertising costs are charged to operations as incurred. For the years ended December 31, 2023 and 2022, advertising costs, included in sales and marketing expenses, were $860 and $1,067, respectively.

(m) Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"). Under ASC 718, for awards with time-based conditions, the Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and generally recognizes such costs on a straight-line basis over the period the recipient is required to provide service in exchange for the award, which generally is the vesting period. For equity awards with market conditions, the Company recognizes costs on a straight-line basis, regardless of whether the market conditions are achieved and the awards ultimately vest. For equity awards with performance conditions, the Company begins recording share-based compensation when achievement of the performance criteria is probable using grant date fair value. For equity based awards settled in cash, we record the share-based compensation when achievement of the performance criteria is deemed probable adjusted for fair value at each reporting period. The Company recognizes forfeitures as they occur.

(n) Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

(p) Segment data

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in making decisions regarding resource allocation and performance assessment. The Company defines the term "chief operating decision maker" to be its chief executive officer. The Company has determined it has two operating segments and two corresponding reporting units, "Fluent" and "All Other," and one reportable segment. "All Other" represents the operating results of AdParlor, a digital advertising solution for social media buying and is included in segment reporting for purposes of reconciliation of the respective balances to the consolidated financial statements. "Fluent," for the purposes of segment reporting, represents the consolidated operating results of the Company excluding "All Other."

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

In January 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, and additional changes, modifications, clarifications, or interpretations thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance was effective for annual and interim periods beginning after December 15, 2022, and early adoption was permitted. The Company completed its assessment of the new guidance and determined it had no material impact on its consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiatives, which incorporates updates to the Codification to align with SEC Disclosure requirements in response to the August 2018 SEC Release No. 33-10532. The amendment updates and simplifies certain SEC disclosure requirements that were duplicative, overlapping, or outdated due to changes in other SEC requirements and in U.S. GAAP, International Financial Reporting Standards (“IFRS”), or the overall financial reporting environment. The new guidance is effective for each amendment only if the SEC removes the related disclosure of presentation requirements from its existing regulations by June 30, 2027. The guidance is to be applied prospectively, with early adoption prohibited. The Company is currently evaluating the impact of adopting the ASU on our consolidated financial statements and disclosures

In  November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and an explanation of any additional measures the CODM uses in deciding how to allocate resources. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is to be applied on a retrospective basis, with such disclosures to be made in regard to all prior periods presented in the financial statements. The Company completed its assessment and concluded this update had no material impact on its consolidated financial statements.

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 470): Improvements to Income Tax Disclosures, which are designed to increase the transparency and decision-usefulness of income tax disclosures for financial statement users. The ASU follows investors indication and request for enhanced tax disclosures in order to better assess an entity’s operations, related tax risks, jurisdictional tax exposures, and increase transparency regarding tax information through improvements to tax disclosures, specifically rate reconciliation, income taxes paid, and unrecognized tax benefits and certain temporary differences. The new guidance is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, and early adoption is permitted. The guidance is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

3. Income (loss) per share

For the years ended  December 31, 2023 and 2022 basic and diluted income (loss) per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2023	2022
Numerator:
Net loss	$(63,218)	$(123,332)
Denominator:
Weighted average shares outstanding	80,907,297	79,709,212
Weighted average restricted shares vested not delivered	1,714,834	1,703,383
Total basic weighted average shares outstanding	82,622,131	81,412,595
Dilutive effect of assumed conversion of restricted stock units	—	—
Dilutive effect of assumed conversion of stock options	—	—
Total diluted weighted average shares outstanding	82,622,131	81,412,595
Basic and diluted loss per share:
Basic	$(0.77)	$(1.51)
Diluted	$(0.77)	$(1.51)

Based on exercise prices compared to the average stock prices for the years ended December 31, 2023 and 2022, certain stock equivalents, including restricted stock units and stock options, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Year Ended December 31,
	2023	2022
Restricted stock units	4,389,001	4,223,156
Stock options	1,814,000	2,139,000
Total anti-dilutive securities	6,203,001	6,362,156

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

The Company is party to several noncancelable operating and financing lease agreements that have original lease periods expiring between 2024 and 2025. Although certain leases include options to renew, the Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees, nor material restrictive covenants. Effective October 10, 2018, the Company entered into a seven-year operating lease agreement for approximately 42,685 square feet of office space in New York City. In connection with this lease agreement, the Company maintains a letter of credit of $1,480 as of December 31, 2023. Additionally, the Company obtained the right to use certain furniture, fixtures, and office equipment already installed in the new office space, which the Company has treated as a capital lease.

For the year ended December 31, 2023 and 2022, the components of lease costs are as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Operating leases:
Rent expense	$2,193	$2,196
Financing lease:
Leased furniture, fixtures, and office equipment depreciation expense	49	49
Interest expense	19	26
Short-term leases:
Rent expense	244	102
Total lease costs	$2,505	$2,373

As of December 31, 2023 and 2022, the weighted average lease-term and discount rate of the Company's leases are as follows:

	December 31, 2023
	Operating Leases	Financing Lease
Weighted average remaining lease-term (in years)	1.9	1.9
Weighted average discount rate	5.0%	5.0%

As of December 31, 2023, scheduled future maturities of the Company's lease liabilities are as follows:

(In thousands)	December 31, 2023
Year	Operating Leases	Financing Lease
2024	$2,296	$169
2025	1,890	143
Total undiscounted cash flows	4,186	312
Less: imputed interest	(191)	(14)
Present value of lease liabilities	$3,995	$298

For the year ended December 31, 2023 and 2022, supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$2,424	$2,338
Operating cash flows used for financing lease	$19	$26
Lease liabilities related to the acquisition of right-of-use assets:
Operating leases	$—	$238

5. Property and equipment, net

Property and equipment, net consists of the following:

(In thousands)	December 31, 2023	December 31, 2022
Computer and network equipment	$600	$592
Furniture, fixtures, and office equipment	905	888
Leased furniture, fixtures, and office equipment	875	875
Leasehold improvements	1,260	1,260
Total cost of property and equipment	3,640	3,615
Less: accumulated depreciation and amortization	(3,049)	(2,651)
Property and equipment, net	$591	$964

For the years ended December 31, 2023 and 2022, depreciation of property and equipment was $398 and $491, respectively.

6. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

(In thousands)	Amortization period (years)	December 31, 2023	December 31, 2022
Gross amount:
Software developed for internal use	3	$20,175	$13,740
Acquired proprietary technology	3 - 5	16,972	15,965
Customer relationships	5 - 10	39,168	38,068
Trade names	4 - 20	16,657	16,657
Domain names	20	195	195
Databases	5 - 10	31,292	31,292
Non-competition agreements	2 - 5	1,768	1,768
		126,227	117,685
Accumulated amortization:
Software developed for internal use		(12,142)	(8,097)
Acquired proprietary technology		(15,132)	(14,305)
Customer relationships		(37,249)	(35,156)
Trade names		(6,893)	(6,038)
Domain names		(77)	(68)
Databases		(26,157)	(23,508)
Non-competition agreements		(1,768)	(1,768)
		(99,418)	(88,940)
Net intangible assets:
Software developed for internal use		8,033	5,643
Acquired proprietary technology		1,840	1,660
Customer relationships		1,919	2,912
Trade names		9,764	10,619
Domain names		118	127
Databases		5,135	7,784
		$26,809	$28,745

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"); the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"); the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"); the acquisition of 50% interest in Winopoly, LLC (the "Initial Winopoly Acquisition"), effective April 1, 2020; the acquisition of 100% interest in True North Loyalty, LLC, (the "True North Acquisition"), effective January 1, 2022 (Note 13, Business acquisitions); and the consolidation of TAPP Influencers Corp. ("TAPP") effective  January 9, 2023 (see Note 14, Variable Interest Entity).

During the three months ended June 30, 2023, the Company determined that the effects of the recently imposed regulatory requirements on the Company constituted a triggering event. The Company also then determined that the decline in the market value of its publicly traded stock, which resulted in a corresponding decline in its market capitalization, along with the operating results for the three months ended September 30, 2023, also constituted a triggering event. The Company conducted an interim test of the recoverability of its long-lived assets, which compared projected undiscounted cash flows to the carrying value of the asset group. The results of this approach indicated that its long-lived assets were not impaired as of  June 30, 2023 or  September 30, 2023. The Company believes that the assumptions utilized in the impairment tests, including the estimation of future cash flows, were reasonable. Future tests  may indicate impairment if actual future cash flows or other factors considered differ from the assumptions used in the prior interim impairment tests. The Company then determined that no additional triggering events had occurred during the remainder of 2023 requiring further impairment assessments for its long-lived assets.

For the years ended December 31, 2023 and 2022, amortization expenses related to intangible assets, and included in depreciation and amortization expenses in the Company's consolidated statements of operations, were $10,478 and $12,723, respectively.

For the years ended December 31, 2023 and 2022, the Company capitalized $5,932 and $4,480, respectively, most of which was related to internally developed software, and wrote off $0 and $186, respectively, due to abandonment of certain internally developed software whose net carrying values were not recoverable.

As of December 31, 2023, estimated amortization expenses related to the Company’s intangible assets for 2024 through 2029 and thereafter are as follows:

(In thousands)
Year	December 31, 2023
2024	$9,378
2025	8,364
2026	1,669
2027	828
2028	828
2029 and thereafter	5,742
Total	$26,809

7. Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2023, the goodwill balance relates to the acquisition of Fluent LLC Acquisition, the Q Interactive Acquisition, the AdParlor Acquisition, the Initial Winopoly Acquisition, and the True North Acquisition (Note 13, Business acquisitions). As of December 31, 2023 and 2022, the change in the carrying value of goodwill for our operating segments (Note 12, Segment information), are listed below:

(In thousands)	Fluent	All Other	Total
Balance at Ended December 31, 2021	$160,922	$4,166	$165,088
True North acquisition	1,092	—	1,092
Goodwill impairment	(110,400)	(669)	(111,069)
Balance at December 31, 2022	51,614	3,497	55,111
TAPP consolidation	1,555	—	1,555
Goodwill impairment	(53,169)	(2,236)	(55,405)
Balance at December 31, 2023	$—	$1,261	$1,261

As of December 31, 2023, net goodwill was comprised of gross goodwill of $168,552 and accumulated impairment of $167,291.

During the  three months ended  March 31, 2023, the Company determined that the decline in the market value of its publicly-traded stock, which resulted in a corresponding decline in its market capitalization, constituted a triggering event. As such, the Company conducted an interim test of the fair value of the Fluent reporting unit's goodwill for potential impairment as of  March 31, 2023. The Company considered a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The Company determined that a market-based approach, which considered the Company’s implied market multiple applied to management’s forecast and further adjusted for a control premium, provided the best indication of fair value of the Fluent reporting unit. The results of this market-based approach indicated that the Fluent reporting unit’s carrying value exceeded its fair value by  20%. The Company therefore concluded that the Fluent reporting unit’s goodwill of  $51,614 was impaired and recorded a non-cash impairment charge of $25,700.

During the three months ended  June 30, 2023, the Company determined that the effect of the recently imposed regulatory requirements and the effect of the continued economic slowdown on the Company’s expected operating results had each constituted a triggering event. As such, the Company conducted an interim test of the fair value of the Fluent reporting unit's goodwill for potential impairment related to both triggering events as of  June 30, 2023. The Company applied a combination of income and market approaches to determine the fair value of the Fluent reporting unit. The results of this approach indicated that the fair value exceeded its carrying value by 5%. The Company therefore concluded that the Fluent reporting unit’s goodwill of $27,469 was not impaired.

During the three months ended  September 30, 2023, the Company determined that the decline in the market value of its publicly-traded stock, which resulted in a corresponding decline in its market capitalization, along with the impact of the continued economic slowdown on the Company’s expected operating results had both constituted a triggering event. As such, the Company conducted an interim test of the fair value of the Fluent reporting unit's goodwill for potential impairment related to both triggering events and All Others for potential impairment related to the economic slowdown. The Company applied a combination of income and market approaches to determine the fair value of the Fluent reporting unit and All Others. The results of this approach indicated that the Fluent reporting unit’s carrying value and All Others carrying value exceeded its fair value by 32% and 29%, respectively. The Company therefore concluded that the Fluent reporting unit’s goodwill was impaired and recorded a non-cash impairment for the remainder of the goodwill balance of $27,469. In addition, the All Other goodwill of $3,497 was also concluded to be impaired, and the Company recorded a non-cash impairment charge of $2,236. Based on the results from the interim test as of September 30, 2023, the Company concluded no further triggering events existed as of October 1, 2023 that would indicate it is more likely than not that the fair value was less that the carrying value for the Company's annual impairment test.

8. Long-term debt, net

Long-term debt, net, related to the Credit Facility (as defined below) consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Credit Facility Term Loan due 2025 (less unamortized discount and financing costs of $762 and $656, respectively)	$30,488	$40,594
Less: Current portion of long-term debt	(5,000)	(5,000)
Long-term debt, net (non-current)	$25,488	$35,594

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

On  May 15, 2023, the Borrower and Citizens Bank entered into a third amendment to the Credit Agreement, which amended certain provisions by adding an additional tier of applicable margin to the selected rates and providing for additional notice of certain material events and, for the remaining fiscal quarters of 2023, established the following, in each case pursuant to the terms and conditions under the Credit Agreement: (i) adjustments to the pricing floor and certain EBITDA add-backs; (ii) monthly financial reporting requirements; (iii) additional financial covenant testing conditions on Fluent’s ability to draw on the Revolving Loans; (iv) additional tiers to certain financial covenants and added a minimum cash liquidity financial covenant; (v) additional restrictions on the ability to (a) make loans and advances to officers, directors and employees; (b) invest in certain subsidiaries and joint ventures; and (c) make additional loans, investments or permitted acquisitions; and (vi) additional unrestricted cash requirements before the Company is permitted to pay dividends, make distributions or redeem, or repurchase equity interests.

On  August 21, 2023, the Borrower and Citizens Bank entered into a fourth amendment to the Credit Agreement (the "Fourth Amendment"), which (i) adjusted certain financial covenants for the remaining fiscal quarters of 2023, including prohibiting the Company from drawing on the Revolving Loans until the issuance of the  December 31, 2023 annual financial statements, (ii) temporarily adjusted interest rates, (iii) permitted Citizens Bank to retain a business consultant at the Borrower's expense to advise on the credit parties’ financial and operating performance; (iv) required weekly liquidity reports to Citizens Bank, and (v) required a $5,000 prepayment of the Term Loan and a reduction in the maximum amount of the Revolving Loans by the same amount to $10,000. The $5,000 prepayment amount was paid as of  September 30, 2023. In evaluating the amendments under ASC 470-50, Debt- Modifications and Extinguishments, the Company determined that the amendment should be treated as a debt modification with no gain or loss recognized.

On  November 15, 2023, the Borrower and Citizens Bank entered into a Temporary Waiver Under Credit Agreement, pursuant to which Citizens Bank agreed to waive through the termination date its rights and remedies arising from the Company’s breach of the total leverage ratio covenant during the quarter ending  September 30, 2023. The Initial Waiver also added new reporting requirements, temporarily increased the applicable margin, and extended the term of the business consultant through  January 15, 2024. The Borrower was required to provide a 2024 budget that has been reviewed by the business consultant. On January 17, 2024 the Initial Waiver termination date was extended until January 26, 2024.

On January 26, 2024, the Borrower and Citizens Bank entered into a Third Temporary Waiver and Amendment to Credit agreement (the "Third Waiver"), pursuant to which Citizens Bank agreed to waive through the earlier of  April 30, 2024, an occurrence of any other event of default, or failure to comply with requirements of the Third Waiver and its rights and remedies arising from the Company’s breach of the total leverage covenant and fixed charge ratio during the quarters ending December 31, 2023 and March 31, 2024. Among other things, the Third Waiver required the Borrower to, by March 31, 2024, deliver one or more Transaction Commitments, defined as: (i) a third-party commitment to provide additional capital in exchange for equity or subordinated debt, (ii) a purchase agreement for the sale of a divested business, or (iii) a third-party commitment to refinance the Credit Agreement. One condition of the Transaction Commitments was that they had to, in the aggregate, provide for net proceeds to Fluent of not less than $10,000.

All obligations under the Credit Agreement have been accelerated to mature on September 30, 2025 from the initial March 30, 2026, and interest is payable monthly. Scheduled principal amortization of the Term Loan is $1,250 per quarter, which commenced with the fiscal quarter ended  June 30, 2021. At  December 31, 2023, the Company was in compliance with all of the financial covenants under the Credit Agreement, except for the total leverage ratio and fixed charge ratio covenants. As discussed above, these covenant breaches were waived through the termination date by the Waiver.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the benchmark selected by the Borrower, which may be based on the Alternative Base Rate, LIBOR rate (subject to a floor of 0.25%) prior to the election as of December 31, 2023 or Term Secured Overnight Financing Rate ("SOFR") (subject to a floor of 0.00%) subsequent to the election, plus a margin applicable to the selected benchmark. The applicable margin is between 0.75% and 1.75% for borrowings based on the Alternative Base Rate and 1.75% and 2.75% for borrowings based on LIBOR and Term SOFR, depending upon the Borrower's Total Leverage Ratio. The opening interest rate of the Credit Facility was 2.50% (LIBOR + 2.25%), which increased to 8.96% (Term SOFR + 0.1% + 3.50%) as of  December 31, 2023.

The Credit Agreement also contains certain customary conditions applicable to extensions of credit, including that representations and warranties made in the Credit Agreement be materially true and correct at the time of such extension (once such extensions are no longer prohibited by the Fourth Amendment or a later amendment).

Maturities

As of December 31, 2023, scheduled future maturities of the Credit Agreement, including the required principal prepayment based on a portion of the Company's quarterly excess cash flow and excluding potential future additional principal prepayments, are as follows:

(In thousands)
Year
2024	$5,000
2025	5,000
2026	21,250
2027	0
2028	0
Total maturities	$31,250

Fair value

As of December 31, 2023, the fair value of long-term debt is considered to approximate its carrying value. The fair value assessment represents a Level 2 measurement.

9. Income taxes

The Company is subject to federal and state income taxes in the United States. For the years ended December 31, 2023 and 2022, the provision for income taxes on income (loss) from operations consisted of the following:

	Year Ended December 31
(In thousands)	2023	2022
Current:
Federal	$(24)	$1,392
State	(70)	606
Foreign	123	3
Total current	29	2,001
Deferred:
Federal	(3,352)	(3,730)
State	(462)	(537)
Foreign	20	1
Less: valuation allowance	3,649	4,041
Total deferred	(145)	(225)
Total income tax expense (benefit)	$(116)	$1,776

For the years ended December 31, 2023 and 2022, the provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
(In thousands)	2023		2022
Federal income taxes at the statutory rate	$(13,300)	21.0%	$(25,527)	21.0%
Share-based compensation shortfall (windfall)	13	(0.0)	8	(0.0)
Effect of state taxes, net of federal tax benefit	(517)	0.8	(2)	0.0
Non-deductible items	(421)	0.7	1,070	(0.9)
Goodwill impairment	9,491	(15.0)	23,184	(19.1)
Return to provision adjustment	2,731	(4.3)	493	(0.4)
Foreign rate difference	16	(0.0)	1	(0.0)
Deferred only adjustments	197	(0.3)	444	(0.4)
Research and development credit	(1,992)	3.1	(1,960)	1.6
Other	17	(0.0)	24	(0.0)
Change in valuation allowance	3,649	(5.8)	4,041	(3.3)
Income tax expense (benefit)	$(116)	0.2%	$1,776	(1.5)%

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases the Company's deferred tax assets before valuation allowance and cash taxes payable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2023 and 2022, the significant components of deferred tax assets and (liabilities) consist of the following:

(In thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$1,400	$973
Share-based compensation	5,129	5,344
Capitalized research and experimental expenditures	3,069	4,088
Intangible assets, net	1,415	—
Tax credits	1,413	—
Accrued expense	1,178	894
Operating lease liability	973	1,533
Interest expense limitation	589	—
Accounts receivable, net	56	136
Other	280	—
	15,502	12,968
Valuation allowance	(14,568)	(11,171)
Total deferred tax assets, net of valuation allowance	934	1,797

Deferred tax liabilities:
Operating lease right-of-use asset	(827)	(1,300)
Property and equipment, net	(136)	(222)
Intangible assets, net	—	(407)
Other	—	(42)
	(963)	(1,971)
Net deferred tax liability	$(29)	$(174)

As of December 31, 2023, the Company has state net operating loss carryforwards of $24,216, which begin to expire in 2030.

As of December 31, 2023 and 2022, the Company recorded a full valuation allowance against its net deferred tax assets of $14,568 and $11,171, respectively, which is driven by the movement in the net deferred tax assets. For the year ended December 31, 2023, the movement in the net deferred tax assets are primarily a result of the capitalized research and experimental expenditures, an increase in the tax basis of amortizable intangibles, and utilization of federal and state net operating losses. The Company intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company files tax returns in federal and certain state and local jurisdictions. The periods subject to examination are generally for tax years ended 2019 through 2022, including the following major jurisdictions: U.S. Federal, New York State, and New York City. Due to utilization of net operating losses in subsequent periods with open statutes, tax years 2015 and forward remain open to examination by Federal taxing authorities until the statute is closed on the tax year in which the net operating loss was utilized.

For the years ended December 31, 2023 and 2022, reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, consists of the following:

	Year Ended December 31,
(In thousands)	2023	2022
Unrecognized tax benefits, opening balance	$1,480	$1,480
Change in unrecognized tax benefits	—	—
Unrecognized tax benefits, ending balance	$1,480	$1,480

If the Company’s tax positions are ultimately sustained, the Company’s liability would be reduced by $1,480, all of which would impact the Company’s tax provision. The Company is reasonably certain that all of its uncertain tax positions will reverse within the next twelve months due to the closing of the statute of limitations.

10. Common stock, treasury stock and warrants

Common stock

As of December 31, 2023 and 2022 the number of issued shares of common stock was 85,917,891 and 84,385,458, respectively, which included shares of treasury stock of 4,611,569 and 4,300,152, respectively.

For the year ended December 31, 2023, the change in the number of issued shares of common stock comprised the following issuances:

•

An aggregate of 1,532,433 shares of common stock were issued as a result of the vesting of RSUs and included 311,417 shares of common stock withheld to cover withholding taxes upon such vesting, which are reflected as additions to treasury stock in the consolidated statements of changes in shareholders' equity.

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

Treasury stock

As of  December 31, 2023 and 2022, the Company held 4,611,569 and 4,300,152 shares in treasury, with a cost of $11,407 and $11,171, respectively. The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market.

For the year ended December 31, 2023 and 2022, 311,417 and 208,329 shares, respectively, were withheld to cover withholding taxes owed by certain employees, all of which were taken into treasury stock.

Warrants

As of  December 31, 2023 and 2022, the warrants to purchase an aggregate of 0 and 0 shares of common stock were outstanding, respectively. On May 22, 2022, the warrants to purchase an aggregate of 833,333 shares of common stock at prices ranging from $3.75 to $6.00 per share expired unexercised.

Preferred stock

As of December 31, 2023 and 2022, the Company had 10 million shares of blank-check preferred stock with par value of $0.0001 per share authorized. No shares of preferred stock have been issued or are outstanding.

11. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 15,422,523 shares of the Company's common stock, which became effective on August 10, 2022 ("Effective Date"). With the 2022 Plan, no further awards are available to be issued under the 2018 Stock Incentive Plan (the "Prior Plan"), but all awards under the Prior Plans that are outstanding as of the Effective Date will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreement. As of December 31, 2023, the Company had 6,882,861 shares of common stock available for grants pursuant to the 2022 Plan, which included 1,282,176 shares of common stock previously available for issuance under the Fluent Inc. 2018 Stock Incentive Plan (the "Prior Plan").

The primary purpose of the Company's stock compensation plan is to attract, retain, reward, and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company. In October 2022, the Company issued to certain of its senior officers and employees, restricted stock units ("RSUs") (time-based), long-term incentive grants (performance and time-based vesting RSUs), or performance stock units ("PSUs") (on achievement of targets, a cash payout) under the 2022 Plan.

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on  February 1, 2019,  December 20, 2019, March 1, 2020, and  March 1, 2021, respectively, under the 2018 Plan. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125%, 133.33%, 133.3% and 133.33%, respectively, of the exercise prices for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise prices for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of December 31, 2023, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$2.81	$1.58	$1.46	$4.34
Fair value higher range	$2.86	$1.61	$1.49	$4.43
Exercise price	$4.72	$2.56	$2.33	$6.33
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

For the years ended December 31, 2023 and 2022, the activity related to stock options consisted of the following:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2021	2,204,000	$4.41	7.1	$—
Granted	—
Forfeited	—
Expired	(65,000)	$1.10
Outstanding as of December 31, 2022	2,139,000	$4.37	6.3	—
Granted	—
Forfeited	(308,000)
Expired	(17,000)
Outstanding as of December 31, 2023	1,814,000	$4.28	5.4	—
Options exercisable as of December 31, 2023	1,071,000	$3.81	5.5	—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the years ended December 31, 2023 and 2022, the unvested balance of stock options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Unvested as of December 31, 2022	897,000	$4.91	6.3
Granted	—
Forfeited	(154,000)	$7.38
Vested	—
Unvested as of December 31, 2023	743,000	$4.95	$5.4

For the years ended December 31, 2023 and 2022, compensation expense recognized for stock options of $0 and $125, respectively was recognized in sales and marketing, product development and general and administrative expenses in the consolidated statement of operations. As of December 31, 2023, there was $0 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the years ended December 31, 2023 and 2022, details of unvested restricted stock units ("RSUs") and restricted stock activity were as follows:

		Weighted average
	Number of units	grant date fair value
Unvested as of December 31, 2021	3,111,321	$8.03
Granted	2,864,701	$1.44
Vested and delivered	(1,120,046)	$3.55
Withheld as treasury stock (1)	(208,329)	$4.56
Vested not delivered (2)	—	$3.30
Forfeited	(424,491)	$3.53
Unvested as of December 31, 2022	4,223,156	$5.37
Granted	3,487,110	$0.89
Vested and delivered	(1,221,016)	$2.96
Withheld as treasury stock (1)	(311,417)	$1.82
Vested not delivered (2)	(39,592)	$2.85
Forfeited	(1,749,241)	$1.20
Unvested as of December 31, 2023	4,389,000	$4.43

(1)

As discussed in Note 10, Common stock, treasury stock and warrants, the increase in treasury stock was primarily attributable to shares withheld to cover statutory withholding taxes upon the vesting of RSUs. As of December 31, 2023 and 2022, there were 4,611,569 and 4,300,152 outstanding shares of treasury stock, respectively.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. During the year ended December 31, 2023, there was a 39,592 change in vested not delivered balance as a result of the timing of delivery of certain shares. During the year ended December 31, 2022, there was no net change in vested not delivered balance as a result of the timing of delivery of certain shares. As of December 31, 2023 and 2022, there were 1,739,592 and 1,691,666 outstanding RSUs included in vested not delivered, respectively.

For the years ended December 31, 2023 and 2022, the Company recognized compensation expense for RSUs of $3,903 and $3,989, respectively, in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets. As of December 31, 2023, there was $3,048 of unrecognized share-based compensation with respect to outstanding RSUs and restricted stock. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of December 31, 2023, unrecognized share-based compensation expense associated with the granted RSUs, restricted stock and stock options is $3,048, which is expected to be recognized over a weighted average period of 1.2 years. For the years ended December 31, 2023 and 2022, share-based compensation for the Company’s equity awards were allocated to the following lines in the consolidated financial statements:

	Year Ended December 31,
(In thousands)	2023	2022
Sales and marketing	$543	$600
Product development	626	556
General and administrative	2,640	2,861
Share-based compensation expense	3,809	4,017
Capitalized in intangible assets	94	97
Total share-based compensation	$3,903	$4,114

As of December 31, 2023, the Company recorded a liability of $53 related to PSUs that are to be settled in cash.

401(k) Profit Sharing Plan and Trust Plan

The Company maintains a 401(k) Profit Sharing Plan and Trust ("Plan") covering all U.S. employees. Under the Plan, the Company makes a safe harbor matching contribution equal to 100% of an employee’s salary deferrals that do not exceed 3% of the employee’s compensation plus 50% of the employee’s salary deferrals between 3% and 5% of such employee’s compensation. This safe harbor matching contribution is 100% vested. During 2023, we made matching contributions to the Plan of $1,034. During 2022, we made matching contributions to the Plan of $916.

The Company also has a discretion to award eligible employees under the Plan, profit sharing contributions

12. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is segment EBITDA. As of December 31, 2023, the Company has two operating segments and two corresponding reporting units, "Fluent" and "All Other," and one reportable segment. "All Other" represents operating results of AdParlor, LLC and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. "Fluent," for the purposes of segment reporting, represents the consolidated operating results of the Company excluding "All Other."

Summarized financial information concerning the Company's segments is shown in the following tables below:

	Year Ended December 31,
(In thousands)	2023	2022
Fluent segment revenue(1):
United States	$175,528	$218,981
International	113,555	131,808
Fluent segment revenue	$289,083	$350,789
All Other segment revenue(1):
United States	$9,316	$10,273
International	—	72
All Other segment revenue	$9,316	$10,345
Segment EBITDA
Fluent segment EBITDA	$(47,760)	$(106,109)
All Other segment EBITDA	(1,494)	(268)
Total EBITDA	(49,254)	(106,377)
Depreciation and amortization	10,876	13,214
Total loss from operations	$(60,130)	$(119,591)

(1)	Revenue aggregation is based upon location of the customer.

	December 31,	December 31,
(In thousands)	2023	2022
Total assets:
Fluent	$97,629	$168,486
All Other	14,238	15,483
Total assets	$111,867	$183,969

As of December 31, 2023, long-lived assets are all located in the United States.

For the year ended  December 31, 2023, the Company identified an international customer within the Fluent segment with revenue in the amount of $54,080 that represents 18% of consolidated revenue. In addition, 27% of the Company’s revenue is earned from customers located in Israel.

13. Business acquisition

True North Acquisition

On  January 1, 2022, the Company acquired a 100% membership interest in True North Loyalty, LLC for a deemed purchase price of $2,321, which consisted of (i) $1,000 in cash at closing, (ii) $860 of deferred payments due at both the first and second anniversary of the closing date adjusted for net working capital, and (iii) contingent consideration with a fair value at the closing date of $250, payable in common stock based upon the achievement of specified revenue targets over the five-year period following the completion of the acquisition. The Company also issued 100,000 shares of fully-vested stock under the Prior Plan to the sellers valued at $211. Certain seller parties entered into employment and non-competition agreements with the Company in connection with the True North Acquisition. True North Loyalty, LLC is a subscription-based business that utilizes call center operations and other media channels to market recurring revenue services to consumers. In accordance with ASC 805, the Company determined that the True North Acquisition constituted the purchase of a business.

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

14. Variable Interest Entity

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

As the Company gained control of TAPP, in accordance with ASC 805, Business Combinations, it was then determined that TAPP constituted a business. The deemed fair value of the consideration was $4,165, which consisted of $1,250 of initial cash and $2,915 which was contingent based upon achievement of specified revenue and media margin targets over three years. The fair value of assets acquired, which excluded the immaterial net-working capital, were determined to be the publisher contracts of $1,100, which were valued using the 'with or without' method, a variation of the income approach, to be amortized over a period of one year and industry-based trade secrets of $1,510, which were valued using the excess earnings method, a variation of the income approach, to be amortized over a period of four years. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of 1,555 and primarily represents workforce and expected cash flow generation for the TAPP business that does not qualify for separate recognition as intangible assets included within the Fluent operating segment. For tax purposes, the value of the acquisition payments is treated as ordinary compensation for services rendered, deductible when paid and included in the employees’ wages. At and for the year ended  December 31, 2023, the assets and revenues of TAPP totaled a de minimis percentage of the Company’s total assets and revenue.

15. Contingencies

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

On January 28, 2020, Fluent received a Civil Investigative Demand from the Federal Trade Commission (the "FTC") regarding compliance with the FTC Act and Telemarketing Sales Rule. On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty. On  January 12, 2023, the Company made an initial proposal of $5,000 for the civil monetary penalty contingent on successful negotiation of the remaining outstanding terms. The Company accrued the same amount for the year ending  December 31, 2022. On  May 26, 2023, Fluent agreed to the terms of a Stipulated Order for Permanent Injunction, Monetary Judgment, Civil Penalty Judgment, and Other Relief (the "FTC Consent Order"). The FTC Consent Order imposed a civil penalty of $2,500, required additional changes to the Company’s employment opportunities marketplace and programmatic advertising business, and resulted in the implementation of compliance measures across the business. On  July 17, 2023, the FTC filed its Complaint for Civil Penalties, Permanent Injunction, Monetary Relief, and Other Relief and, together with Fluent, filed a Joint Motion for Entry of Proposed Stipulated Order in the United States District Court for the Southern District of Florida. The FTC Consent Order was entered by the Court on  August 11, 2023, and the escrow funds were released on  August 15, 2023. The Company maintains insurance policies that cover certain legal costs, which include those incurred related to the FTC investigation. As of  December 31, 2023, the Company had recognized $6,162 as contra-expense to general and administrative expenses with a small remaining current asset related to these insurance policies.

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

The Company has been involved in a Telephone Consumer Protection Act class action, Daniel Berman v. Freedom Financial Network, which was originally filed in the Northern District of California in 2018. On  May 31, 2023, the parties entered into an Amended Class Action Settlement Agreement (the "Berman Settlement Agreement"), which includes injunctive provisions and payment to plaintiffs of $9,750 for legal fees and a consumer redress fund. On  July 28, 2023, the Court preliminarily approved the Berman Settlement Agreement, and the Company contributed $3,100, payable following the final approval of the settlement. The final approval of the Berman Settlement Agreement was filed on February 23, 2024, with payment required by March 15, 2024. The Company’s contribution amounts were accrued as of  December 31, 2022, which includes $1,100 in cash and $2,000 pursuant to an interest-bearing note with a two-year term provided by co-defendant, Freedom Financial Network.

16. Subsequent Events

On April 2, 2024, Fluent, LLC entered into a credit agreement (the "SLR Credit Agreement") by and among Fluent, LLC, as Borrower, Fluent, Inc. and certain subsidiaries of the Borrower as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and the lenders from time to time party thereto. The SLR Credit Agreement provides for a $20,000 term loan (the "Term Loan") and a revolving credit facility of up to $30,000 (the "Revolving Facility" and, together with the Term Loan, the "SLR Credit Facility"). As of April 2, 2024, the SLR Credit Facility has an outstanding principal balance of $32,700 and will mature on April 2, 2029 (the "Maturity Date").

The Company used a portion of the net proceeds of the SLR Credit Facility to repay its outstanding obligations under the Credit Agreement, dated March 31, 2021 (See Note 8, Long-term debt, net). During the first quarter 2024, the Company expects to recognize an estimated debt extinguishment loss of $1,100 related to early repayment of the Credit Agreement.

The Company may voluntarily prepay the Term Loan, in whole or in part, at any time, subject to a premium payable on the aggregate principal amount of any such voluntary prepayments within the first three years following the closing date. There is no principal amortization prior to maturity under the SLR Credit Agreement, except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case, subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments under the Revolving Facility will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the Credit Facilities will be due and payable on the Maturity Date, or earlier following a change in control or other event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus 5.25% (the "Applicable Margin"). The Applicable Margin will be reduced to 5.0% when our fixed charge coverage ratio is greater than 1.10 to 1. The anticipated opening interest rate of the SLR Credit Facility is 10.81% (SOFR + CSA + 5.25%).

The SLR Credit Facility is guaranteed by us and certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and those of certain of our direct and indirect subsidiaries, including Fluent, LLC.

The SLR Credit Agreement contains restrictive covenants which impose limitations on the way the Company conducts business, including limitations on the amount of additional debt the Company is able to incur and our ability to make certain investments or to pay dividends or other restricted payments.