Form 10-Q
period 2024-06-30
Fluent, Inc.
filed 2024-08-19
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 16, 2024, the registrant had 16,871,826 shares of common stock, $0.0005 par value per share, outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$4,973	$15,804
Accounts receivable, net of allowance for credit losses of $157 and $231, respectively	55,063	56,531
Prepaid expenses and other current assets	7,109	6,071
Total current assets	67,145	78,406
Restricted cash	1,464	—
Property and equipment, net	431	591
Operating lease right-of-use assets	2,502	3,395
Intangible assets, net	23,770	26,809
Goodwill	—	1,261
Other non-current assets	3,183	1,405
Total assets	$98,495	$111,867
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$7,814	$10,954
Accrued expenses and other current liabilities	26,214	30,534
Deferred revenue	717	430
Current portion of long-term debt	32,538	5,000
Current portion of operating lease liability	2,261	2,296
Total current liabilities	69,544	49,214
Long-term debt, net	750	25,488
Operating lease liability, net	673	1,699
Other non-current liabilities	75	1,062
Total liabilities	71,042	77,463
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 14,680,246 and 14,384,936, respectively; and Shares outstanding — 13,911,651 and 13,616,316, respectively (Note 7)	44	43
Treasury stock, at cost — 768,595 and 768,595 Shares, respectively (Note 7)	(11,407)	(11,407)
Additional paid-in capital	438,237	427,286
Accumulated deficit	(399,421)	(381,518)
Total shareholders' equity	27,453	34,404
Total liabilities and shareholders' equity	$98,495	$111,867

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$58,717	$82,145	$124,700	$159,399
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	46,109	59,540	93,457	117,812
Sales and marketing	4,605	4,215	9,417	9,028
Product development	4,717	4,615	9,557	9,553
General and administrative	8,856	3,941	19,221	16,266
Depreciation and amortization	2,567	3,095	5,138	5,454
Goodwill and intangible assets impairment	2,241	—	2,241	25,700
Total costs and expenses	69,095	75,406	139,031	183,813
Income (loss) from operations	(10,378)	6,739	(14,331)	(24,414)
Interest expense, net	(1,015)	(795)	(2,430)	(1,484)
Loss on early extinguishment of debt	(1,009)	—	(1,009)	—
Income (loss) before income taxes	(12,402)	5,944	(17,770)	(25,898)
Income tax (expense) benefit	775	(1,693)	(133)	(1,794)
Net income (loss)	(11,627)	4,251	(17,903)	(27,692)

Basic and diluted income (loss) per share:
Basic	$(0.75)	$0.31	$(1.11)	$(2.02)
Diluted	$(0.75)	$0.31	$(1.11)	$(2.02)

Weighted average number of shares outstanding:
Basic	15,534,989	13,787,995	16,115,293	13,720,643
Diluted	15,534,989	13,792,108	16,115,293	13,720,643

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2024	14,429,193	$43	768,595	$(11,407)	$427,904	$(387,794)	$28,746
Vesting of restricted stock units and issuance of stock under incentive plans	251,053	1	—	—	(1)	—	—
Share-based compensation	—	—	—	—	434	—	434
Issuance of pre-funded warrants	—	—	—	—	9,900	—	9,900
Net loss	—	—	—	—	—	(11,627)	(11,627)
Balance at June 30, 2024	14,680,246	$44	768,595	$(11,407)	$438,237	$(399,421)	$27,453

Balance at December 31, 2023	14,384,936	$43	768,595	$(11,407)	$427,286	$(381,518)	$34,404
Vesting of restricted stock units and issuance of stock under incentive plans	295,310	1	—	—	(1)	—	—
Share-based compensation	—	—	—	—	1,052	—	1,052
Issuance of pre-funded warrants	—	—	—	—	9,900	—	9,900
Net loss	—	—	—	—	—	(17,903)	(17,903)
Balance at June 30, 2024	14,680,246	$44	768,595	$(11,407)	$438,237	$(399,421)	$27,453

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2023	14,322,853	$43	768,595	$(11,407)	$424,531	$(350,243)	$62,924
Vesting of restricted stock units and issuance of stock under incentive plans	34,305	—	—	—	—	—	—
Share-based compensation	—	—	—	—	960	—	960
Net income	—	—	—	—	—	4,251	4,251
Balance at June 30, 2023	14,357,158	$43	768,595	$(11,407)	$425,491	$(345,992)	$68,135

Balance at December 31, 2022	14,129,530	$42	716,692	$(11,171)	$423,384	$(318,300)	$93,955
Vesting of restricted stock units and issuance of restricted stock	227,628	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	51,903	(236)	—	—	(236)
Share-based compensation	—	—	—	—	2,108	—	2,108
Net loss	—	—	—	—	—	(27,692)	(27,692)
Balance at June 30, 2023	14,357,158	$43	768,595	$(11,407)	$425,491	$(345,992)	$68,135

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,903)	$(27,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,138	5,454
Non-cash loan amortization expense	837	133
Non-cash gain on contingent consideration	(250)	—
Non-cash loss on early extinguishment of debt	1,009	—
Share-based compensation expense	1,030	1,997
Goodwill impairment	1,261	25,700
Impairment of intangible assets	980	—
Allowance for credit losses	71	(92)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	1,280	5,136
Prepaid expenses and other current assets	(1,579)	(6,435)
Other non-current assets	191	244
Operating lease assets and liabilities, net	(168)	(165)
Accounts payable	(3,140)	7,113
Accrued expenses and other current liabilities	(1,443)	(9,147)
Deferred revenue	474	(119)
Other	(987)	(76)
Net cash (used in) provided by operating activities	(13,199)	2,051
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(3,542)	(2,370)
Business acquisitions, net of cash acquired	—	(1,250)
Acquisition of property and equipment	—	(22)
Net cash used in investing activities	(3,542)	(3,642)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	42,917	—
Repayments of long-term debt	(44,475)	(2,500)
Debt financing costs	(968)	(237)
Proceeds from issuance of warrants	9,900	—
Taxes paid related to net share settlement of vesting of restricted stock units	—	(236)
Net cash (used in) provided by financing activities	7,374	(2,973)
Net decrease in cash, cash equivalents, and restricted cash	(9,367)	(4,564)
Cash, cash equivalents, and restricted cash at beginning of period	15,804	25,547
Cash, cash equivalents, and restricted cash at end of period	$6,437	$20,983
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,690	1,434
Cash paid for income taxes	$44	78
Share-based compensation capitalized in intangible assets	$29	51
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent payments in connection with TAPP consolidation	$—	$2,915
Long-term debt issuance	$2,000	$—
Consideration for True North	$500	$—

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended June 30, 2024 and 2023, respectively, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2024.

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

Going concern

In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements – Going Concern, management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year after the date these accompanying unaudited consolidated financial statements are issued (the "issuance date"). As part of this evaluation, management may consider the potential mitigating impact of its plans that have not been fully implemented as of the issuance date if (a) it is probable that management's plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date.

The Company has experienced a continued decline in its operating results, driven primarily by the continued impact of the imposed regulatory requirements on its owned and operated digital media properties (see Note 10, Contingencies). On April 2, 2024, Fluent, LLC, a wholly-owned subsidiary of the Company, as Borrower, entered into a credit agreement (as amended, the "SLR Credit Agreement") with the Company and certain subsidiaries of the Borrower as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR") and each other lender from time to time party thereto.

The SLR Credit Agreement requires the Company to maintain and comply with certain financial covenants. Moreover, the borrowings under the SLR Revolver (as defined in Note 5) under the SLR Credit Agreement are limited to a borrowing base, that fluctuates as regularly as weekly based on the Company's eligible accounts receivable, as further described in Note 5. As a result of the continued decline in financial performance of the Company's owned and operated digital media properties throughout the second quarter of 2024, the Company's accounts receivable were insufficient to support the borrowing base needed to fund operations through the end of the second quarter of 2024. The Company therefore raised equity capital in the Private Placement (as defined in Note 7, Equity), further updated its projections to reflect the continued decline in its operating results, and entered into the First Amendment (as defined and discussed in Note 5) with SLR on May 15, 2024.

As of June 30, 2024, the Company was not in compliance with its financial covenants under the SLR Credit Agreement, which the Company had to report by July 31, 2024, and which would have resulted in an event of default. The Company and SLR then entered into two letter agreements pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended June 30, 2024, and the related notice of event of default, to August 21, 2024.

On August 19, 2024, the Company and SLR entered into the Second Amendment (as defined and discussed in Note 5) to the SLR Credit Agreement, which, among other things, required that the Company raise $2,000 in additional capital. To raise the capital, the Company entered into convertible subordinated notes, as described in Note 12, Subsequent Events, below, raising an aggregate $2,050. In addition, among other things, the Second Amendment waived non-compliance with the financial covenant as of June 30, 2024, modified the financial covenant through December 31, 2025, ended the requirement to engage a financial advisor, and increased the interest rate margin from 5.25% to 5.75%.

Additionally, given the continued challenges the Company has faced achieving profitability, the Company made a reduction in workforce during the second quarter of 2024 and continues to consider further cost reduction measures and focus resources on opportunities that will enable the Company to meet its projected budget and cash flow requirements. Initial measures included divesting a non-core business unit (see Note 11, Variable Interest Entity), transferring another business unit (see Note 3, Intangible assets, net), and reviewing additional other business units to determine the impact of potential divestments.

While based on current projections, the Company expects to be in compliance with the new financial covenants for each of the quarters in the twelve months following the issuance date of this Quarterly Report on Form 10-Q, if during any fiscal quarter, the Company does not comply with any of its financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. In such case, the Company likely would not have sufficient funds to repay the SLR Term Loan and the SLR Revolver. In addition, while we believe the proceeds from the sale of the Convertible Notes (as defined and discussed in Note 12, Subsequent Events) will provide sufficient liquidity for any anticipated cash needs, there is no assurance that the Company's available cash plus borrowing base will be sufficient to fund operations over the next twelve months. Further, if needed, the Company will consider implementing other cost saving measures, but there is no guarantee that the plans will be successfully executed or have the expected benefits. As a result, management concluded that there is substantial doubt about the Company's ability to continue as a going concern for one year after the date of this Quarterly Report on Form 10-Q.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of recorded assets and classification of liabilities that might result should the Company be unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Out of period correction

During the three months ended June 30, 2024, the Company determined that unauthorized changes made to submitted policies by third parties related to the sale of certain health insurance policies led to higher attrition of sold policies than expected. This determination was the result of the lower-than-expected monthly commission receipts based on the Company’s total policies written, after known constraints. We have corrected this error related to the three months ended March 31, 2024 and prior periods with a write-off of for the total maximum impact to the accounts receivable and an associated offset to revenue of $1,958, or $0.13 and $0.12 per share (basic and diluted), respectively. The Company assessed the impact of this out-of-period adjustment and concluded that it was not material to the financial statements previously issued for the interim period, and the cumulative adjustment during the quarter ended June 30, 2024 is not expected to be material to the annual financial statements for 2024. The out-of-period adjustment is included in the Fluent operating segment.

(c) Reverse stock split

On April 11, 2024, the Company effected a 1-for-6 reverse split of the issued shares (the "Reverse Stock Split") of the Company's common stock. All historical share amounts disclosed in this Quarterly Report on Form 10-Q have been retroactively restated to reflect the Reverse Stock Split. No fractional shares were issued as a result of the Reverse Stock Split, as fractional shares of Common Stock were rounded up to the nearest whole share. See Note 7, Equity, for additional information.

(d) Recently issued and adopted accounting standards

Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on the Company's consolidated financial statements.

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiatives, which incorporates updates to the Codification to align with SEC disclosure requirements in response to the August 2018 SEC Release No. 33-10532. The amendment updates and simplifies certain SEC disclosure requirements that were duplicative, overlapping, or outdated due to changes in other SEC requirements and in U.S. GAAP, International Financial Reporting Standards ("IFRS"), or the overall financial reporting environment. The new guidance is effective for each amendment only if the SEC removes the related disclosure of presentation requirements from its existing regulations by June 30, 2027. The guidance is to be applied prospectively, with early adoption prohibited. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements and disclosures.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

In  November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and an explanation of any additional measures the CODM uses in deciding how to allocate resources. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance will be applied on a retrospective basis, with such disclosures to be made in regard to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 470): Improvements to Income Tax Disclosures, which is designed to increase the transparency and decision-usefulness of income tax disclosures for financial statement users. The ASU follows investors' indication and request for enhanced tax disclosures in order to better assess an entity's operations, related tax risks, jurisdictional tax exposures, and increase transparency regarding tax information through improvements to tax disclosures, specifically rate reconciliation, income taxes paid, and unrecognized tax benefits and certain temporary differences. The new guidance is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, and early adoption is permitted. The guidance will be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

(e) Revenue recognition

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  June 30, 2024, December 31, 2023, and December 31, 2022 the balance of deferred revenue was  $717, $430, and $1,014, respectively. The majority of the deferred revenue balance as of  December 31, 2023 was recognized as revenue during the first quarter of 2024.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  June 30, 2024, December 31, 2023, and December 31, 2022 unbilled revenue included in accounts receivable was $20,482, $21,488, and $26,878, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not differed materially from actual invoiced revenue.

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

The commission revenue is variable based on a policy's estimated lifetime value ("LTV"), which is based on the amount of time the Company expects the policy will remain effective based on past trends, industry data, expectations as to future retention rates, and commission rates. Further, the Company considers the application of constraints to the LTV and only recognizes the amount of variable consideration believed probable to be received that will not be subject to a significant revenue reversal in the future. Based on this, the commission revenue is recorded upon satisfaction of the performance obligation, which is typically paid monthly by the insurance provider as the consumer renews and pays the insurance provider for the policy over the duration the consumer remains on the policy.

The Company reassesses the estimated LTV for the health insurance policies on a quarterly or as-needed basis. Adjustments to the LTV may result in an increase or decrease in revenue and the corresponding asset in the period the change is made. As described in (b) above, due to the higher attrition of policies sold the Company reassessed its estimated LTV for the health insurance policies by increasing the constraints applied for the amount of consideration deemed probable and led to a change of estimate

(f) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company's management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for credit losses, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, the variable commission revenue based on the estimated LTV, purchase accounting, consolidation of variable interest entity and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(g) Fair value

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820, Fair Value Measurements and Disclosure describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 — defined as observable inputs, such as quoted prices in active markets;
●	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
●	Level 3 — defined as unobservable inputs, for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The fair value of the Company's cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of these instruments. Restricted cash includes a separately maintained cash account, as required under the terms of a lease agreement the Company entered into on October 10, 2018 for office space in New York City.

As of June 30, 2024, the Company regards the fair value of its long-term debt to approximate its carrying value. The fair value assessment represents a Level 2 measurement. See Note 5, Long-term debt, net.

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of June 30, 2024, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be a Level 3 measurement, as certain inputs used to determine fair value are unobservable. See Note 4, Goodwill.

2. Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, in addition to restricted stock units ("RSUs") that are vested but not delivered. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock and is calculated using the treasury stock method for stock options, RSUs, restricted stock, warrants (including the Pre-Funded Warrants, as defined in Note 7 below) and deferred common stock. Stock equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the three and six months ended June 30, 2024 and 2023, basic and diluted income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(11,627)	$4,251	$(17,903)	$(27,692)
Denominator:
Weighted average shares outstanding	15,289,622	13,502,166	15,827,411	13,435,643
Weighted average restricted shares vested not delivered	245,367	285,829	287,882	285,000
Total basic weighted average shares outstanding	15,534,989	13,787,995	16,115,293	13,720,643
Dilutive effect of assumed conversion of restricted stock units	—	4,113	—	—
Total diluted weighted average shares outstanding	15,534,989	13,792,108	16,115,293	13,720,643
Basic and diluted income (loss) per share:
Basic	$(0.75)	$0.31	$(1.11)	$(2.02)
Diluted	$(0.75)	$0.31	$(1.11)	$(2.02)

Based on exercise prices compared to the average stock prices for the three and six months ended June 30, 2024 and 2023, certain stock equivalents, including RSUs and stock options, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	993,975	928,057	993,975	932,085
Stock options	298,331	356,500	298,331	356,500
Total anti-dilutive securities	1,292,306	1,284,557	1,292,306	1,288,585

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	June 30, 2024	December 31, 2023
Gross amount:
Software developed for internal use	3	$22,802	20,175
Acquired proprietary technology	3-5	15,792	16,972
Customer relationships	5-10	36,686	39,168
Trade names	4-20	16,657	16,657
Domain names	20	195	195
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		125,192	126,227

Accumulated amortization:
Software developed for internal use		(14,293)	(12,142)
Acquired proprietary technology		(14,848)	(15,132)
Customer relationships		(35,647)	(37,249)
Trade names		(7,302)	(6,893)
Domain names		(82)	(77)
Databases		(27,482)	(26,157)
Non-competition agreements		(1,768)	(1,768)
Total accumulated amortization		(101,422)	(99,418)
Net intangible assets:
Software developed for internal use		8,509	8,033
Acquired proprietary technology		944	1,840
Customer relationships		1,039	1,919
Trade names		9,355	9,764
Domain names		113	118
Databases		3,810	5,135
Total intangible assets, net		$23,770	$26,809

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases, and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015; the acquisition of Q Interactive, LLC, effective June 8, 2016; the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"); the acquisition of a 50% interest in Winopoly, LLC, effective April 1, 2020; the acquisition of a 100% interest in True North Loyalty, LLC, (the "True North Acquisition"), effective January 1, 2022 (see Note 11, Variable Interest Entity); and the consolidation of TAPP Influencers Corp. ("TAPP") effective January 9, 2023 (see Note 11, Variable Interest Entity).

During the second quarter of 2024, the Company determined that the effects of the expected decline in operations due to the impact of certain client relationships constituted a triggering event for the All Other reporting unit. The Company conducted an interim test of recoverability of its long-lived assets, which compared the projected undiscounted cash flows to the carrying value of the asset group. The results of this approach indicated that this long-lived asset was not recoverable and an impairment loss related to its customer relationships was to be calculated. The Company determined that based on the facts and circumstances, the remaining balance was impaired and recorded a non-cash impairment charge of its customer relationship intangible of $383 as of  June 30, 2024.

As of June 30, 2024, the Company had recorded a $597 impairment charge on its software developed for internal use which related to an immaterial business unit under the Fluent reporting unit that had met the held for sale criteria as of June 30, 2024.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Amortization expenses of $2,495 and $2,995 for the three months ended  June 30, 2024 and 2023, respectively, and $4,978 and $5,251 for the six months ended June 30, 2024 and 2023, respectively, are included in depreciation and amortization expenses in the consolidated statements of operations. As of June 30, 2024, intangible assets with a carrying amount of $653, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of June 30, 2024, estimated amortization expenses related to the Company's intangible assets for the remainder of 2024 and through 2029 and thereafter are as follows:

Year	June 30, 2024
Remainder of 2024	$3,650
2025	6,858
2026	4,255
2027	2,435
2028	828
2029 and thereafter	5,744
Total	$23,770

4. Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of June 30, 2024, the total balance of goodwill was $0, which represented a decrease of $1,261 from the balance as of  December 31, 2023, as a result of a non-cash impairment charge.

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

During the second quarter of 2024, the Company determined that the effects of the expected decline in operations due to the impact of certain client relationships constituted a triggering event for the All Other reporting unit. The Company conducted an interim test of the fair value of the All Other reporting unit's goodwill for potential impairment related to the triggering event. The Company applied solely the income approach to determine the fair value of the All Other reporting unit. The results of this approach indicated that the carrying value exceeded its fair value by 58%. The Company therefore concluded that the goodwill was impaired as of June 30, 2024 and recorded a non-cash impairment charge for its remaining balance of $1,261.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

5. Long-term debt, net

Long-term debt, net of unamortized discount and financing costs, related to the Credit Facility, the New Credit Facility, and Note Payable (as set forth herein) consisted of the following:

	June 30, 2024	December 31, 2023
Citizens Credit Facility due 2025 (less unamortized discount and financing costs of $0 and $762, respectively)	$—	$30,488
New Credit Facility due 2029 (less unamortized discount and financing costs of $987 and $0, respectively)	31,288	—
Note Payable due 2026	2,000	—
Long-term debt, net	33,288	30,488
Less: Current portion of long-term debt	(32,538)	(5,000)
Long-term debt, net (non-current)	$750	$25,488

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Citizens Credit Facility

On April 2, 2024, the Company repaid the $30,000 aggregate principal amount of the term loan ("Term Loan") due on September 30, 2025, resulting in a loss due to the early extinguishment of debt of $1,009, which was recognized in the second quarter of 2024.

New Credit Facility

On April 2, 2024, Fluent, LLC, as Borrower, entered into the SLR Credit Agreement with the Company and SLR as administrative agent, lead arranger and bookrunner, and each other lender from time to time party thereto.

The SLR Credit Agreement provides for a $20,000 term loan (the "SLR Term Loan") and a revolving credit facility of up to $30,000 (the "SLR Revolver" and together with the SLR Term Loan, the "SLR Credit Facility"). As of June 30, 2024, the SLR Credit Facility had an outstanding principal balance of $32,274 (of which $12,274 relates to the SLR Revolver) and matures on April 2, 2029.

The Company used a portion of the net proceeds of the SLR Credit Facility to repay the outstanding Term Loan under the credit agreement dated March 31, 2021 (the "Citizens Credit Agreement"), by and among Fluent, LLC, as Borrower, certain subsidiaries of the Borrower as guarantors, the lenders thereto, and Citizens Bank, N.A. ("Citizens Bank").

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

There is no principal amortization prior to maturity under the SLR Credit Agreement except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the SLR Credit Facility are due and payable on the five-year anniversary of the closing date (the "Maturity Date"), or earlier following a change in control or an event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus 5.25% (the "Applicable Margin"). The Applicable Margin will be reduced to 5.0% when the Company's fixed charge coverage ratio is greater than 1.10 to 1. The opening interest rate of the SLR Credit Facility was 10.81% (SOFR + CSA + 5.25%), which increased to 10.86% (SOFR + CSA+5.25%) as of  June 30, 2024.

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

The Borrower's ability to draw on the SLR Revolver depends on its weekly borrowing base, which is calculated by applying specified percentages established by SLR to the Borrower's eligible accounts receivable and cash, less reserves, subject to certain limitations.

Debt issuance costs and debt discount costs, net of accumulated amortization, related to the issuance of the SLR Revolver was $1,050 and $430, respectively, as of June 30, 2024. The amounts are included in other non-current assets in the Company's consolidated balance sheets. The Company amortizes these costs over the life of the related debt.

On May 15, 2024, the Borrower and SLR entered into a First Amendment to Credit Agreement (the "First Amendment"), pursuant to which SLR, among other things, (1) waived any required prepayments on the SLR Revolver from the proceeds from the Company's Private Placement; (2) required that the Credit Parties (as defined in the SLR Credit Agreement) retain a financial advisor to assist in preparing the Company's projections; (3) increased the minimum excess availability covenant following the Private Placement; (4) amended the definition of borrowing base (as defined in the SLR Credit Agreement) and (5) amended certain post-closing obligations.

As of  June 30, 2024, the Company was not in compliance with its financial covenants under the SLR Credit Agreement, which the Company had to report by July 31, 2024, and which would have resulted in an event of default, however, on July 31, 2024, the Company and SLR entered into a letter agreement pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended June 30, 2024, and the related notice of event of default, to August 16, 2024. On August 14, 2024, the parties entered into a second letter agreement pursuant to which SLR extended the deadline for delivery of the same compliance certificate and related notice of event of default to August 21, 2024.

On August 19, 2024, the Borrower, SLR, and the other parties thereto entered into the Second Amendment to Credit Agreement (the "Second Amendment"), which, among other things, required that the Company raise $2,000 in additional capital. To raise the capital, the Company entered into convertible subordinated notes, as described in Note  12, Subsequent Events, below, raising an aggregate $2,050. In addition, among other things, the Second Amendment waived non-compliance with the financial covenant as of June 30, 2024, modified the financial covenant through December 31, 2025, ended a requirement to engage a financial advisor, and increased the interest rate margin from 5.25% to 5.75%.

While based on current projections, the Company expects to be in compliance with the new financial covenants during the next twelve months, if during any fiscal quarter, the Company does not comply with any of its financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. Accordingly, all borrowings under the Credit Agreement have been classified as current as of  June 30, 2024.

Note Payable

On March 17, 2024, Fluent, LLC entered into a junior secured promissory note (the "Note Payable") with Freedom Debt Relief, LLC in the principal amount of $2,000 in connection with the Berman Settlement Agreement (see Note 10, Contingencies). The Note Payable bears interest at a rate per annum equal to one-month CME Term SOFR (defined as the rate published by the CME Group Benchmark Administration Limited) plus 11.0%. The opening interest rate of the Note Payable was 16.32% (SOFR +11%), which increased to 16.33% (SOFR + 11%) as of  June 30, 2024.

A maximum of $1,000 of the borrowings under the Note Payable are secured by substantially all of the assets of Fluent, LLC. This security interest is subordinate to the security interest under the SLR Credit Agreement.

The Note Payable matures on March 31, 2026 and interest is payable quarterly. Scheduled principal amortization of the Note Payable is $250 per quarter, which commenced with the fiscal quarter ended June 30, 2024, but was subsequently paid upon receipt of the invoice and applied as of July 17, 2024.

Maturities

As of June 30, 2024, scheduled future maturities of the Citizens Credit Agreement and Note Payable are as follows, not reflective of the debt being accelerated as noted in Note 1:

Year	June 30, 2024
Remainder of 2024	$2,846
2025	1,000
2026	250
2027	—
2028	—
2029	30,179
Total maturities	$34,275

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

As of  June 30, 2024 and December 31, 2023, the Company recorded a full valuation allowance against net deferred tax assets and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded. However, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the six months ended June 30, 2024, the Company's effective income tax expense rate of 0.8% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the six months ended June 30, 2023, the Company's effective income tax expense rate of 6.9% primarily represents the projected federal and state cash tax expense expected to result in taxable income for full-year 2023 after the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses, offset by the benefit of federal research and development credits on expected federal cash tax expense.

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

As of  June 30, 2024 and December 31, 2023, the balance of unrecognized tax benefits was $1,480. If the Company's tax positions are ultimately sustained, the Company's liability would be reduced by $1,480, all of which would impact the Company's tax provision. As of June 30, 2024, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company is reasonably certain that all of its uncertain tax positions will reverse within the next twelve months due to the closing of the statute of limitations.

7. Equity

Common stock

Effective at 6:00 p.m. Eastern Time on April 11, 2024, the Company effected a 1-for-6 (the "Reverse Stock Split Ratio") reverse split of the issued shares of the Company's common stock (the "Reverse Stock Split") pursuant to a certificate of amendment to the Company's Certificate of Incorporation, as amended, filed with the Secretary of State of the State of Delaware on April 11, 2024. As a result of the Reverse Stock Split, every six shares of common stock issued and outstanding or held by the Company in treasury stock were combined and reclassified into one share of common stock. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share received an additional fraction of a share of common stock to round up to the next whole share. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder's percentage ownership interest or any stockholder's proportionate voting power, except for immaterial adjustments that resulted from the treatment of fractional shares. The Reverse Stock Split did not change the number of authorized shares of common stock or the par value per share of the common stock.

The Reverse Stock Split reduced the number of issued and outstanding shares of common stock from 81,571,864 shares to 13,660,598 shares and reduced the issued shares of common stock held by the Company in treasury stock from 4,611,569 shares to 768,595 shares.

The common stock began trading on a reverse split-adjusted basis at the opening of trading on The Nasdaq Capital Market on April 12, 2024, under the same symbol (FLNT) with a new CUSIP number (34380C 201).

As of the effective time of the Reverse Stock Split, the number of shares available for issuance under the Company's equity incentive plans and the number of shares issuable pursuant to each outstanding equity award immediately prior to the Reverse Stock Split were reduced proportionately at the Reverse Stock Split Ratio, and the exercise price for each outstanding stock option was increased in inverse proportion to the Reverse Stock Split Ratio.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

As of  June 30, 2024 and December 31, 2023, the number of issued shares of common stock was 14,680,246 and 14,384,936, respectively, which included shares of treasury stock of 768,595 and 768,595, respectively.

For the six months ended June 30, 2024, the change in the number of issued shares of common stock was the result of 295,310 shares of common stock issued upon vesting of RSUs, in which no shares of common stock were withheld to cover statutory taxes upon such vesting.

Treasury stock

As of  June 30, 2024 and December 31, 2023, the Company held shares of treasury stock of 768,595 and 768,595, respectively, with a cost of $11,407 and $11,407, respectively.

The Company's share-based incentive plans allow employees the option to either make a cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the six months ended June 30, 2024, no shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose. See Note 8, Share-based compensation.

Warrants

On May 13, 2024, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") with certain accredited investors (the "Purchasers"), pursuant to which the Company sold pre-funded warrants (the "Pre-Funded Warrants") to purchase up to 2,955,084 shares of the Company's common stock, at a purchase price of $3.384 per Pre-Funded Warrant (the "Private Placement"). The Purchasers included three individuals who are officers and/or directors of the Company and a principal stockholder of the Company. No underwriting discounts or commissions were paid with respect to the Private Placement.

The aggregate gross proceeds for the Private Placement totaled $10,000, before deducting offering expenses payable by the Company of $100. The Pre-Funded Warrants, which terminated when exercised in full, had an exercise price of $0.0005 per share of common stock and became immediately exercisable upon stockholder approval of the Private Placement. In connection with the Private Placement, the Company entered into Support Agreements with three of the Purchasers, the Company's largest stockholders, who agreed to vote all of their beneficially owned shares of the Company's common stock in favor of the corporate actions required for stockholder approval. Stockholder approval of the Private Placement was obtained on July 2, 2024, at a special meeting of the Company's stockholders.

As of June 30, 2024, none of the Pre-Funded Warrants had been exercised. All of the Pre-Funded Warrants have been exercised as of the date of this report. The issuance of the shares upon exercise of the Pre-Funded Warrants was made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

The Pre-Funded Warrants were reflected in the Company's stockholder's equity within additional paid-in-capital as of June 30, 2024 in accordance with ASC 815-40, Derivatives and Hedging. A contract should be classified as an equity agreement if it is both indexed to its own stock and classified in stockholder's equity in its financial position. The Pre-Funded Warrants met the requirements of being classified as equity because (i) they had a fixed share limit and the Company has sufficient authorized and unissued shares (ii) they required physical or net share settlement, and (iii) no cash payments or settlement top-off was required by the Company.

8. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 2,570,421 shares of the Company's common stock. As of June 30, 2024, the Company had 591,953 shares of common stock available for grants pursuant to the 2022 Plan, which includes 240,461 shares of common stock previously available for issuance under the 2018 Stock Incentive Plan.

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

Stock options

In January 2019, the Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company executives, which were issued on February 1, 2019, December 20, 2019,  March 1, 2020, and March 1, 2021. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125.00%, 133.33%, 133.33% and 133.33%, respectively, of the exercise price for 20 consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise price for 20 consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date.

As of June 30, 2024, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the six months ended June 30, 2024, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2023	302,333	$25.68	5.4	$—
Granted(1)	16,667	3.36	9.9	—
Exercised	(20,666)	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2024	298,334	$25.15	5.2	$—
Options exercisable as of June 30, 2024	263,668	$25.65	4.8	$—

(1) On June 3, 2024, one employee of the Company was granted stock options that vest equally over four annual installments and are exercisable for ten years after the grant date.

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the six months ended June 30, 2024, the unvested balance of stock options was as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2023	123,833	$29.72	5.4
Granted(1)	16,667	3.36	9.9
Forfeited	—	—	—
Vested	(105,834)	—	—
Unvested as of June 30, 2024	34,666	$21.34	8.2

(1) On June 3, 2024, one employee of the Company was granted stock options that vest equally over four annual installments and are exercisable for ten years after the grant date.

Compensation expense recognized for stock options was $1 and $0 for both the three months ended June 30, 2024 and 2023, respectively, and $1 and $0 for both the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $59 of unrecognized share-based compensation with respect to outstanding stock options.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Restricted stock units and restricted stock

For the six months ended June 30, 2024, details of unvested RSU activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2023	731,538	$25.95
Granted	654,411	3.67
Vested and delivered	(295,310)	10.19
Withheld as treasury stock (1)	—	—
Vested not delivered (2)	(1,487)	10.50
Forfeited	(95,177)	14.22
Unvested as of June 30, 2024	993,975	17.55

(1)

As discussed in Note 7, Equity, the treasury stock was related to shares withheld to cover statutory withholding taxes upon the delivery of shares following the vesting of RSUs. As of June 30, 2024, there were 768,595 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the six months ended June 30, 2024, there was a net increase in the vested not delivered balance because 4,752 shares were deferred due to timing of delivery of certain shares, slightly offset by 3,265 deferred shares that were delivered. As of June 30, 2024, 291,419 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs of $433 and $960 for the three months ended June 30, 2024 and 2023, respectively, and $1,051 and $2,108 for the six months ended June 30, 2024 and 2023, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of June 30, 2024, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $3,046, which is expected to be recognized over a weighted average period of 1.6 years.

For the three and six months ended June 30, 2024 and 2023, share-based compensation for the Company's stock options, RSUs, and common stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing	$57	$129	$141	$296
Product development	55	136	100	327
General and administrative	311	671	782	1,434
Share-based compensation expense	423	936	1,023	2,057
Capitalized in intangible assets	11	24	29	51
Total share-based compensation	$434	$960	$1,052	$2,108

As of June 30, 2024 and December 31, 2023, the Company recorded a liability of $29 and $22, respectively, related to PSUs that are to be settled in cash.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the CODM, in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). As of June 30, 2024, the Company had two operating segments and two corresponding reporting units, "Fluent" and "All Other," and one reportable segment. "Fluent," for the purposes of segment reporting, represents the consolidated operating results of the Company excluding "All Other." "All Other" represents the operating results of AdParlor, LLC and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements.

Summarized financial information concerning the Company's segments for the three and six months ended June 30, 2024 and 2023 are shown in the following tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fluent segment revenue(1):
United States	$34,654	$40,200	$74,970	$83,108
International	20,911	39,809	43,773	72,139
Fluent segment revenue	$55,565	$80,009	$118,743	$155,247
All Other segment revenue(1):
United States	$3,152	$2,136	$5,957	$4,152
International	—	—	—	—
All Other segment revenue	$3,152	$2,136	$5,957	$4,152
Segment EBITDA
Fluent segment EBITDA	$(7,041)	$9,685	$(8,890)	$(18,894)
All Other segment EBITDA	(770)	149	(303)	(66)
Total EBITDA	(7,811)	9,834	(9,193)	(18,960)
Depreciation and amortization	2,567	3,095	5,138	5,454
Total loss from operations	$(10,378)	$6,739	$(14,331)	$(24,414)

(1) Revenue aggregation is based upon location of the customer.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2024	2023
Total assets:
Fluent	$83,680	$97,629
All Other	14,815	14,238
Total assets	$98,495	$111,867

As of June 30, 2024, long-lived assets are all located in the United States.

For the six months ended  June 30, 2024, 22% of the Company's consolidated revenue was earned from customers located in Israel.

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

On January 28, 2020, Fluent received a Civil Investigative Demand from the Federal Trade Commission ("FTC") regarding compliance with the FTC Act and the Telemarketing Sales Rule. On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty. On January 12, 2023, the Company made an initial proposal of $5,000 for the civil monetary penalty contingent on successful negotiation of the remaining outstanding terms. The Company accrued the same amount for the year ending December 31, 2022. On  May 26, 2023, Fluent agreed to the terms of a Stipulated Order for Permanent Injunction, Monetary Judgment, Civil Penalty Judgment, and Other Relief (the "FTC Consent Order"). The FTC Consent Order imposed a civil penalty of $2,500, required additional changes to the Company's employment opportunities marketplace and programmatic advertising business, and resulted in the implementation of compliance measures across the business. On July 17, 2023, the FTC filed its Complaint for Civil Penalties, Permanent Injunction, Monetary Relief, and Other Relief and, together with Fluent, filed a Joint Motion for Entry of Proposed Stipulated Order in the United States District Court for the Southern District of Florida. The FTC Consent Order was entered by the Court on August 11, 2023, and the escrow funds were released on August 15, 2023. The Company maintains insurance policies that cover certain legal costs, which include those incurred related to the FTC investigation. On August 12, 2024, Fluent filed its required compliance report.

On October 6, 2020, the Company received notice from the Pennsylvania Office of the Attorney General ("PAAG") that it was reviewing the Company's business practices relating to telemarketing. After the Company and the PAAG were unable to reach agreement on a proposed Assurance of Voluntary Compliance, the Commonwealth of Pennsylvania filed a complaint for permanent injunction, civil penalties, and other relief in the United States District Court for the Western District of Pennsylvania on November 2, 2022. On May 18, 2023, the parties entered into a settlement and jointly filed a Consent Petition of Final Decree, wherein the Company agreed to injunctive relief and to pay the PAAG $250 for investigatory costs, all of which was paid as of June 30, 2023.

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

True North

On May 1, 2024, the Company and Caspian Ventures, LLC ("Caspian") entered into a membership interest purchase agreement pursuant to which the Company conveyed 100% of the membership interests of True North Loyalty, LLC and its direct and indirect subsidiaries (collectively, "True North") to Caspian (the "True North Conveyance"). True North is a subscription-based business that utilizes call center operations and other media channels to market third-party recurring revenue services to consumers. The deemed fair value of the consideration received was $989, which consisted of (i) the forgiveness of a $500 deferred payment owed by the Company in connection with the True North Acquisition on January 1, 2022, (ii) a share of the True North contribution margin after the closing until the Company has received an amount equal to the closing net working capital of approximately $168, and (iii) a continued share of the True North contribution margin of an additional amount at fair value of $321. The True North founder who entered into an employment agreement in connection with the True North Acquisition has remained an employee of the Company after the closing of the True North Conveyance.

In accordance with ASC 810, Consolidation ("ASC 810"), the Company determined that based upon the receivable for the consideration to be received, True North was deemed a VIE. Further, as the majority membership owner of Caspian remained a full-time employee of the Company, under the de facto agent guidance, it was determined that the Company was the primary beneficiary of Caspian and therefore should consolidate Caspian's operations going forward. As a result, no gain or loss was to be recognized on the True North Conveyance. As the Company does not have any equity interest in Caspian, 100% of the net assets and results of the operations of Caspian are attributable to the non-controlling interest.

It was also determined that True North did not meet the discontinued operations criterion under ASC 205-20, Discontinued Operations.

TAPP

On January 9, 2023, the Company entered into employment agreements with certain key employees of TAPP, an influencer-based business that uses an application to utilize its relationships with influencers to bring consumers to advertising clients. The Company is also a customer of TAPP and accounts for the majority of TAPP's revenues. As a result of significant influence over TAPP's key employees and financial performance, the Company determined that TAPP qualified as a VIE in which the Company has a variable interest and that the Company is the primary beneficiary. Therefore, the Company consolidates the TAPP operations. As the Company does not have an equity interest in TAPP, 100% of the net assets and results of the operations of TAPP are attributable to non-controlling interests.

As the Company gained control of TAPP, in accordance with ASC 805, Business Combinations, it was then determined that TAPP constituted a business. The deemed fair value of the consideration was $4,165, which consisted of $1,250 of initial cash and $2,915 contingent upon the achievement of specified revenue and media margin targets over three years. The fair value of assets acquired, which excluded the immaterial net-working capital, were determined to be the publisher contracts of $1,100, which were valued using the 'with or without' method, a variation of the income approach, to be amortized over a period of one year and industry-based trade secrets of $1,510, which were valued using the excess earnings method, a variation of the income approach, to be amortized over a period of four years. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill in the amount of $1,555 and primarily represents workforce and expected cash flow generation for the TAPP business that does not qualify for separate recognition as intangible assets included within the Fluent operating segment. For tax purposes, the value of the acquisition payments is treated as ordinary compensation for services rendered, deductible when paid and included in the employees' wages.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

12. Subsequent Events

Sale of Convertible Notes

On August 19, 2024, the Company entered into Securities Purchase Agreements (the "Securities Purchase Agreements") with certain accredited and/or sophisticated investors (the "Purchasers") to sell convertible subordinated promissory notes (the "Convertible Notes") in aggregate principal amount of $2,050. The Convertible Promissory Notes mature on April 2, 2029, bear interest at 13% per annum payable quarterly in cash (subject to payment conditions in the Subordination Agreement described below) or in kind. Subject to the payment conditions in the Subordination Agreement described below, the Company may prepay the Convertible Notes in whole or in part at any time upon ten days’ written notice; provided that, no prepayment will be permitted prior to the stockholder approval described below without the consent of the applicable holder.

Each holder of a Convertible Note is entitled to convert the Conversion Amount (as defined below) into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $3.01, and (ii) the greater of (A) the consolidated closing bid price of the Company’s Common Stock as reported on Nasdaq on the applicable conversion date and (B) $1.00, in each case subject to adjustments for stock splits, recapitalizations and the like. However, the applicable conversion price will in no event be lower than the price established by clause (ii) above unless and until the Company’s stockholders have approved matters related to the issuance of common stock upon conversion of the Convertible Notes, which vote is expected to take place at the Company’s 2024 annual meeting of stockholders. The Convertible Notes are subject to additional limits on conversion until stockholder approval is obtained, including an aggregate limit on the number of shares that may be issued upon conversion to 19.99% of the Company’s outstanding shares of common stock and provisions to prevent a change of control as defined in the rules of the Nasdaq Stock Market. The Company has agreed to use its reasonable efforts to secure stockholder approval at such meeting, including providing a recommendation FOR approval by the Company’s board of directors. Holders of the Convertible Notes will be permitted to vote on such stockholder approval, but may not vote any shares obtained from conversion of the Convertible Notes prior to such vote. No underwriting discounts or commissions were paid with respect to the Convertible Notes.

The purchasers of the Convertible Notes include our Chairman of the Board and Chief Strategy Officer Ryan Schulke, our Chief Executive Officer Donald Patrick, our interim Chief Financial Officer Ryan Perfit, our Chief Customer Officer and member of the board of directors Matthew Conlin, and Dr. Phillip Frost, a beneficial owner of approximately 22% of common stock prior to the Convertible Note transaction. In certain cases the Convertible Notes were purchased by affiliates of such persons.

In connection with the Second Amendment and the Purchase Agreements, the Company, SLR and the purchasers of the Convertible Notes entered into a Second Amendment Subordination Agreement dated August 19, 2024 (the "Subordination Agreement"). The Subordination Agreement confirms the subordinated nature of the Convertible Notes and restricts payments to and remedies of the holders of the Convertible Notes for so long as the SLR Credit Agreement has indebtedness outstanding. The Subordination Agreement provides that the Company may not make any payment of principal or interest on the Convertible Notes unless the conditions set forth in either in clause (i) or clause (ii) below are satisfied:

(i) (a) no event of default under the SLR Credit Agreement exists before or immediately after giving effect to such payment, (b) the Borrower has demonstrated to the satisfaction of SLR compliance with certain financial covenants on a pro forma basis after giving effect to the payment, and (c) SLR’s receipt of the Company’s audited financial statements for the fiscal year ending December 31, 2024.

(ii) (a) no event of default under the SLR Credit Agreement exists before or immediately after giving effect to such payment, (b) the Company has raised equity capital excluding the proceeds from the sale of the Convertible Notes prior to June 30, 2025 and the payments made in respect of the Convertible Notes do not exceed an amount that equals the positive difference of the amount of such equity raise and $7,000,000, and (c) the Borrower has demonstrated to the satisfaction of SLR compliance with certain financial covenants on a pro forma basis after giving effect to the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. Forward-looking statements are those that do not relate strictly to historical or current matters, but instead relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "project," "will,"  or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements , including, without limitation, those discussed in Part I, Item 1A of our  Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the "SEC") on April 2, 2024 (the "2023 Form 10-K"), those contained in this Quarterly Report on Form 10-Q, and such other factors contained in our  other filings we make with the SEC. We do not undertake any obligation to update forward-looking statements, except as required by law and intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

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

Additionally, the Company operates a call center-supported performance marketplace that provides live call-based performance campaigns to help clients increase engagement and in some cases sell products and services directly on behalf of our clients. The call solutions marketplace serves clients across an array of industries but has had a heavy focus on the health insurance sector. However, due to the increased unauthorized activity by third parties impacting our commission revenue related to the sale of certain health insurance policies, we have paused our participation in this sector as we re-evaluate its profitability for our business, even as we expect regulatory changes made by the government subsequent to the quarter close to mitigate further attrition.

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

Reverse stock split

Effective at 6:00 p.m. Eastern Time on April 11, 2024, the Company effected a 1-for-6 (the "Reverse Stock Split Ratio") reverse split of the issued shares of the Company's common stock (the "Reverse Stock Split") pursuant to a certificate of amendment to the Company's Certificate of Incorporation, as amended, filed with the Secretary of State of the State of Delaware on April 11, 2024. As a result of the Reverse Stock Split, every six shares of common stock issued and outstanding or held by the Company in treasury stock were combined and reclassified into one share of common stock. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share received an additional fraction of a share of common stock to round up to the next whole share. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder's percentage ownership interest or any stockholder's proportionate voting power, except for immaterial adjustments that resulted from the treatment of fractional shares. The Reverse Stock Split did not change the number of authorized shares of common stock or the par value per share of the common stock.

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

As of the effective time of the Reverse Stock Split, the number of shares available for issuance under the Company's equity incentive plans and the number of shares issuable pursuant to each outstanding equity award immediately prior to the Reverse Stock Split were reduced proportionately at the Reverse Stock Split Ratio, and the exercise price for each outstanding stock option was increased in inverse proportion to the Reverse Stock Split Ratio.

Second Quarter Financial Summary

Three months ended June 30, 2024, compared to three months ended June 30, 2023:

•	Revenue decreased 29% to $58.7 million, compared to $82.1 million
•	Net loss was $11.6 million, or $0.75 per share, compared to net income of $4.3 million or $0.31 per share
•

Gross profit (exclusive of depreciation and amortization) decreased 44% to $12.6 million, representing 21% of revenue for the three months ended June 30, 2024, from $22.6 million, representing 28% of revenue for the three months ended June 30, 2023

•

Media margin decreased 40% to $15.7 million, representing 26.7% of revenue for the three months ended June 30, 2024, from $25.9 million, representing 31.5% of revenue for the three months ended June 30, 2023

•	Adjusted EBITDA was negative $4.5 million, compared to $5.6 million
•	Adjusted net loss was $7.3 million, or $0.47 per share, compared to adjusted net income of $0.0 million, or $0.00 per share

Six months ended June 30, 2024, compared to six months ended June 30, 2023:

•	Revenue decreased 22% to $124.7 million, compared to $159.4 million
•	Net loss was $17.9 million, or $1.11 per share, compared to $27.7 million or $2.02 per share
•

Gross profit (exclusive of depreciation and amortization) decreased 25% to $31.2 million, representing 25% of revenue for the six months ended June 30, 2024, from $41.6 million, representing 26% of revenue for the six months ended June 30, 2023

•

Media margin decreased 21% to $37.8 million, representing 30.3% of revenue for the six months ended June 30, 2024, from $47.9 million, representing 30.0% of revenue for the six months ended June 30, 2023

•	Adjusted EBITDA was negative $3.8 million, based on net loss of $17.9 million, compared to $6.0 million
•	Adjusted net loss was $11.5 million, or $0.72 per share, compared to adjusted net loss of $2.7 million, or $0.20 per share

Media margin, adjusted EBITDA, and adjusted net income (loss) are non-GAAP financial measures. See "Definitions, Reconciliations and Uses of Non-GAAP Financial Measures" below.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

Our business depends on identifying and accessing high quality media sources and on our ability to attract targeted users to our owned and operated media properties. As our business has grown, we have attracted larger and more sophisticated clients to our marketplaces. To further increase our value proposition to clients and to fortify our leadership position in the evolving regulatory landscape of our industry, we implemented a Traffic Quality Initiative in 2020 and established new syndicated performance marketplaces in 2023 to access more higher value consumers. Sourcing high quality traffic will remain a focus and part of a broader initiative to improve customer acquisition for our clients.

Starting in 2022, we increased our spend with major digital media platforms, revised our bidding strategies for affiliate traffic, and developed partnerships to expand traffic from social media platforms, including the growing influencer sector. We also pursued strategic initiatives that enable us to grow revenue with existing user traffic volume by attracting users to our owned media properties via email and SMS messages. In addition, we have focused on improved monetization of consumer traffic through improved customer relationship management and internal capabilities that allow us to re-engage consumers who have registered on our owned media properties. Through these initiatives, our business has become less dependent on the volume of users to generate revenue growth.

We believe that significant value has been, and will continue to be, created by improving the quality of traffic and value of consumers sourced to our media properties and syndicated performance marketplaces. Increased user participation rates lead to higher conversion rates, resulting in increased monetization, and ultimately increased revenue and media margin. Media margin, a non-GAAP measure, is the portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue.

Since 2022, we have experienced challenges growing traffic volume to our owned and operated properties, primarily due to the FTC investigation and subsequent FTC Consent Order that tightened our standards for media sourcing and put us at a competitive disadvantage versus the market. Other factors that affected our traffic volume have included the volatility of affiliate supply sources, changes in search engine algorithms, and email and text message blocking algorithms. In response to these challenges, we have invested in strategic and internal efforts to secure additional traffic from the growing influencer sector and to expand our ad network beyond our owned and operated marketplaces to new syndicated performance marketplaces. The mix and profitability of our media channels, strategies, and partners is likely to continue to be dynamic and reflect evolving market trends and the regulatory environment.

Advertiser Trends & Seasonality

We deliver data and performance-based marketing executions to our clients across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment. In 2023, we experienced slowdowns in certain sectors of the Media & Entertainment, Staffing & Recruitment, and Financial Products & Services industries. Specifically, in the third quarter of 2023, our largest client in the gaming sector pulled back pricing and spend as they refocused on ROAS rather than growth. Although we addressed this pullback by scaling other clients in the marketplace from the gaming sector and other sectors of the Media & Entertainment industry, the gap was not fully absorbed by other bidders. Both data and performance-based spend continued to be challenged in 2024 by general economic uncertainty. In the first half of 2024 revenue declined due to media supply challenges in our owned and operated marketplaces and regulatory pressure on the insurance sector in our call solutions marketplace. The regulatory challenges in the insurance sector have continued into the third quarter of 2024, but we expect that they will be outweighed by the recovery of our owned and operated marketplaces and growth of our syndicated performance marketplaces.

To offset individual advertiser pull-back, we continue to work with select advertisers to define high performing consumer segments and strategically price paid conversions to help clients drive higher ROAS. This initiative has driven increased budgets from clients across the Media & Entertainment industry, which represents a large component of our revenue mix.

Additionally, our performance is subject to fluctuations as a result of seasonality and cyclicality in our clients' businesses and fluctuations in media sources. Specifically, Adflow and our performance marketplaces that benefit from Medicare and Affordable Care Act open enrollment periods experience increased volume in the fourth quarters. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

We believe the second half of 2024 will continue to be characterized by tepid economic conditions and potential media supply uncertainty in the owned and operated marketplaces. To confront these headwinds, we will continue to source additional media for our syndicated performance marketplaces and diversify our client base. We also continue to develop our "ROAS program" across additional segments of advertisers in an effort to gain additional budget allocations and further improve our user monetization.

Business Practices & Compliance

We have continued to be affected by slowed economic conditions and the impacts of the FTC Consent Order (the "FTC Consent Order") (as described in Note 10, Contingencies, in the Notes to the consolidated financial statements) on our owned and operated marketplaces and programmatic advertising business. The industry-leading compliance measures we implemented on our owned and operated marketplaces continue to negatively impact our revenues and media margin. Although we have not yet experienced it, we continue to believe that the increased regulatory scrutiny on the broader industry will eventually eliminate the advantage that less compliance-focused competitors currently benefit from, enabling us to recapture market share.

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

Adjusted EBITDA is defined as net income (loss), excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) loss on early extinguishment of debt, (6) accrued compensation expense for Put/Call Consideration, (7) goodwill impairment, (8) impairment of intangible assets, (9) loss (gain) on disposal of property and equipment, (10) acquisition-related costs, (11) restructuring and other severance costs, and (12) certain litigation and other related costs.

Adjusted net income (loss) is defined as net income (loss), excluding (1) share-based compensation expense, (2) loss on early extinguishment of debt, (3) accrued compensation expense for Put/Call Consideration, (4) goodwill impairment, (5) impairment of intangible assets, (6) loss (gain) on disposal of property and equipment, (7) acquisition-related costs, (8) restructuring and other severance costs, and (9) certain litigation and other related costs. Adjusted net income (loss) is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three and six months ended June 30, 2024 and 2023, which we believe is the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	2024	2023
Revenue	$58,717	$82,145	$124,700	$159,399
Less: Cost of revenue (exclusive of depreciation and amortization)	46,109	59,540	93,457	117,812
Gross profit (exclusive of depreciation and amortization)	$12,608	$22,605	$31,243	$41,587
Gross profit (exclusive of depreciation and amortization) % of revenue	21%	28%	25%	26%
Non-media cost of revenue (1)	3,057	3,300	6,561	6,281
Media margin	$15,665	$25,905	$37,804	$47,868
Media margin % of revenue	26.7%	31.5%	30.3%	30.0%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net loss for the three and six months ended June 30, 2024 and 2023, which we believe is the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$(11,627)	$4,251	$(17,903)	$(27,692)
Income tax expense (benefit)	(775)	1,693	133	1,794
Interest expense, net	1,015	795	2,430	1,484
Depreciation and amortization	2,567	3,095	5,138	5,454
Share-based compensation expense	430	936	1,030	1,997
Loss on early extinguishment of debt	1,009	—	1,009	—
Goodwill impairment	1,261	—	1,261	25,700
Impairment of intangible assets	980	—	980	—
Acquisition-related costs(1)	25	562	807	1,185
Restructuring and other severance costs	611	—	1,276	480
Certain litigation and other related costs	—	(5,736)	—	(4,358)
Adjusted EBITDA	$(4,504)	$5,596	$(3,839)	$6,044

(1)

Balance includes compensation expense related to non-competition agreements and earn-out expense incurred as a result of business combinations (see Note 11, Variable Interest Entity, in the Notes to the consolidated financial statements). The earn-out expense was ($14) and $24 for the three months ended June 30, 2024 and 2023, respectively, and $137 and $110 for the six months ended June 30, 2024 and 2023, respectively.

Below is a reconciliation of adjusted net loss and adjusted net loss per share from net loss for the three and six months ended June 30, 2024 and 2023, which we believe is the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net income (loss)	$(11,627)	$4,251	$(17,903)	$(27,692)
Share-based compensation expense	430	936	1,030	1,997
Loss on early extinguishment of debt	1,009	—	1,009	—
Goodwill impairment	1,261	—	1,261	25,700
Impairment of intangible assets	980	—	980	—
Acquisition-related costs(1)	25	562	807	1,185
Restructuring and other severance costs	611	—	1,276	480
Certain litigation and other related costs	—	(5,736)	—	(4,358)
Adjusted net income (loss)	$(7,311)	$13	$(11,540)	$(2,688)
Adjusted net income (loss) per share:
Basic	$(0.47)	$0.00	$(0.72)	$(0.20)
Diluted	$(0.47)	$0.00	$(0.72)	$(0.20)
Weighted average number of shares outstanding:
Basic	15,534,989	13,787,995	16,115,293	13,720,643
Diluted	15,534,989	13,792,108	16,115,293	13,720,643

(1)	Balance includes compensation expense related to non-competition agreements and earn-out expense incurred as a result of business combinations (see Note 11, Variable Interest Entity, in the Notes to the consolidated financial statements). The earn-out expense was ($14) and $24 for the three months ended June 30, 2024 and 2023, respectively, and $137 and $110 for the six months ended June 30, 2024 and 2023, respectively.

We present media margin, media margin as a percentage of revenue, adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per share as supplemental measures of our financial and operating performance because we believe they provide useful information to investors. More specifically:

Media margin, as defined above, is a measure of the efficiency of the Company's operating model. We use media margin and the related measure of media margin as a percentage of revenue as primary metrics to measure the financial return on our media and related costs, specifically to measure the degree by which the revenue generated from our digital marketing services exceeds the cost to attract the consumers to whom offers are made through our services. Media margin is used extensively by our management to manage our operating performance, including evaluating operational performance against budgeted media margin and understanding the efficiency of our media and related expenditures. We also use media margin for performance evaluations and compensation decisions regarding certain personnel.

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under U.S. GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain litigation and other related costs associated with legal matters outside the ordinary course of business, including costs and accruals related to matters as described below (see Note 10, Contingencies, in the Notes to the consolidated financial statements). We consider items one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. There were no adjustments for one-time items in the periods presented in this Quarterly Report on Form 10-Q.

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

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$58,717	$82,145	(29%)	$124,700	$159,399	(22%)

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The decrease in revenue was primarily attributable to the contraction of our owned and operated marketplaces. A challenging macro-economic environment and a decrease in media supply resulting from changes in our business practices to comply with the FTC Consent Order, which in effect drove a reduction in spend from key clients in the Media & Entertainment, Financial Products & Services, and Staffing & Recruitment sectors, including our largest client in the gaming sector which pulled back pricing and spend as it refocused on ROAS starting in the third quarter of 2023. Further, there was minimal revenue related to the sale of certain health insurance policies that began in the fourth quarter of 2023 due to a write-off of accounts receivable and associated adjustment to revenue of $3.1 million for the three months ended June 30, 2024 due to unauthorized changes made to submitted policies by unrelated third parties. The challenges were partially offset by the revenue growth from our new syndicated performance marketplaces. We have seen recovery in the owned and operated media supply and further growth of the syndicated performance marketplaces after June 30, 2024.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The decrease in revenue was primarily attributable to the contraction of our owned and operated marketplaces and changes related to our commission revenue as described above.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Cost of revenue (exclusive of depreciation and amortization)	$46,109	$59,540	(23%)	$93,457	$117,812	(21%)

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The decrease in cost of revenue (exclusive of depreciation and amortization) was largely attributable to the same factors causing the decline in owned and operated revenue for the period offset by growth of our syndicated performance marketplaces. Our cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers, digital media platforms, and influencers for our owned and operated websites and purchasing media from syndicated publisher partners. The costs also include enablement costs associated with our call centers and tracking costs related to our consumer data. In addition, there are indirect costs which include fulfillment costs related to rewards earned by consumers who complete the requisite number of advertiser offers, along with call center software and hosting costs.

For the three months ended June 30, 2024 the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue increased to 79% compared to 72% for the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The decrease in cost of revenue (exclusive of depreciation and amortization) was largely attributable to the same factors causing the decline in owned and operated revenue for the period offset by growth of our syndicated performance marketplaces.

For the six months ended June 30, 2024, the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue decreased to 75% compared to 74% for the six months ended June 30, 2023.

In the normal course of executing paid media campaigns to source consumer traffic, we regularly evaluate new channels, strategies, and partners. For the six months ended June 30, 2024, digital media spend continued to be a mix of affiliate traffic, paid media from major digital platforms, influencer activations, and inventory from strategic media partners. Traffic acquisition costs incurred with the major digital media platforms have historically been higher than affiliate traffic sources and the mix and profitability of our media channels, strategies, and partners reflect evolving market dynamics, the impact of our Traffic Quality Initiative, and the increased compliance obligations from the FTC Consent Order. As we evaluate and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of such sources which could reduce profitability. We believe improved traffic quality is the foundation to support sustainable long-term growth and position us as an industry leader. For the three and six months ended June 30, 2024, decreased spend for our owned and operated websites from social media platforms was the largest driver of the decline in revenue compared to the comparable 2023 periods. Past levels of cost of revenue (exclusive of depreciation and amortization) are not indicative of future costs, which may increase or decrease as a percentage of revenue these uncertainties in our business play out.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$4,605	$4,215	9%	$9,417	$9,028	4%

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

For the three months ended June 30, 2024 and 2023, sales and marketing expenses consisted mainly of employee salaries and benefits of $3.8 million and $3.6 million, advertising costs of $0.2 and $0.3 million, restructuring and severance costs of $0.2 and $0.0 million, professional fees of $0.1 and $0.1 million, and travel and entertainment of $0.1 and $0.1 million, respectively. The increase in salaries and benefits was primarily due to annual salary increases, and the increase in restructuring costs was due to the current year period reduction in workforce described below offset by the decline of third party referral fees.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

For the six months ended June 30, 2024 and 2023, sales and marketing expenses consisted mainly of employee salaries and benefits of $8.0 million and $7.4 million, restructuring and severance costs of $0.4 and $0.1 million, professional fees of $0.3 and $0.1 million, travel and entertainment of $0.3 and $0.2 million, and advertising costs of $0.2 and $0.6 million, respectively. The increase in salaries and benefits was primarily due to annual salary increases, and the increase in restructuring costs was due to the current year period reduction in workforce described below offset by the decline of third party referral fees.

Product development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Product development	$4,717	$4,615	2%	$9,557	$9,553	0%

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

For the three months ended June 30, 2024 and 2023, product development expenses consisted mainly of salaries and benefits of $3.5 million and $3.4 million, professional fees of $0.5 million and $0.4 million, software license and maintenance costs of $0.4 million and $0.5 million, and restructuring and severance costs of $0.2 and $0.0 million, respectively. The restructuring and severance costs in the current year period were due to the reduction in workforce described below.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

For the six months ended June 30, 2024 and 2023, product development expenses consisted mainly of salaries and benefits of $6.7 million and $6.9 million, professional fees of $1.0 million and $1.0 million, software license and maintenance costs of $0.9 million and $0.9 million, and restructuring and severance costs of $0.5 and $0.1 million, respectively. The immaterial increase in product development expense was primarily due to an increase in restructuring costs due to the current year period reduction in workforce described below mainly offset by lower salaries and other employee related costs due in part to lower headcount and decline in share-based compensation.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
General and administrative	$8,856	$3,941	125%	$19,221	$16,266	18%

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

For the three ended June 30, 2024 and 2023, general and administrative expenses consisted mainly of employee salaries and benefits of $4.2 million and $4.6 million, professional fees of $1.7 million and $1.3 million, office overhead of $1.0 million and $1.0 million, software license and maintenance costs of $0.7 million and $0.7 million, non-cash share-based compensation expense of $0.3 million and $0.7 million, acquisition-related costs of $0.0 million and $0.6 million, and certain litigation and related costs of $0.0 million and a credit related to insurance reimbursements and lower than expected regulatory settlement for previously incurred legal fees received in the prior period of ($5.7) million, respectively. The increase in general and administrative expenses was primarily related to the absence of the credit for certain litigation and related costs, which was partially offset by a reduction in salaries and benefits due to lower headcount, a decline in share based compensation expense and a decrease in acquisition related costs mainly due to the divestiture of True North Loyalty, LLC and its direct and indirect subsidiaries ("True North").

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

For the six months ended June 30, 2024 and 2023, general and administrative expenses consisted mainly of employee salaries and benefits of $8.9 million and $9.5 million, professional fees of $3.4 million and $2.9 million, office overhead of $2.0 million and $2.2 million, software license and maintenance costs of $1.5 million and $1.2 million, acquisition-related costs of $0.8 million and $1.2 million, non-cash share-based compensation expense of $0.8 million and $1.4 million, and certain litigation and related costs of $0.0 million and a credit of ($4.4) million, respectively. The increase in general and administrative expenses was primarily related to the absence of the credit for certain litigation and related costs, which was partially offset by a reduction in salaries and benefits due to lower headcount, a decline in share-based compensation expense, a decrease in acquisition related costs mainly due to the divestiture of True North.

During the first quarter of 2023 and 2024 and the second quarter of 2024, the Company implemented reductions in the workforce that resulted in the termination of 20, 20, and 19 employees, respectively. These reductions in workforce were implemented following management's determination to decrease the Company's overhead to more effectively align resources to the Company's strategic initiatives. In connection with the reductions in workforce during the first quarter of 2023, the Company incurred $0.5 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by March 31, 2024. In connection with the reductions in workforce during the first quarter of 2024, the Company incurred $0.7 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by September 30, 2024. In connection with the second quarter 2024 reductions in workforce, the Company incurred $0.6 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by December 31, 2024. Apart from these exit-related restructuring costs, these reductions in workforce are expected to result in corresponding reductions in future salary and benefits within sales and marketing, product development, and general and administrative expenses. Subsequent to the second quarter of 2024, the Company implemented an additional reduction in workforce that resulted in the termination of another 9 employees.

Depreciation and amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Depreciation and amortization	$2,567	$3,095	(17%)	$5,138	$5,454	(6%)

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The decrease in depreciation and amortization costs was mainly due to certain intangible assets that fully amortized as compared to the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The decrease in depreciation and amortization costs was driven by the same factors discussed above as compared to the six months ended June 30, 2023.

Goodwill impairment and write-off of intangible assets

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Goodwill impairment and impairment of intangible assets	$2,241	$—	100%	$2,241	$25,700	(91%)

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The Company recognized a $1.3 million goodwill impairment in the current year period related to the All Other reporting unit and a $1.0 million impairment on its software developed for internal use related to the Fluent reporting unit and customer relationships related to the All Other reporting unit as of June 30, 2024, compared to no goodwill impairment loss or write-off of intangible assets for the prior period.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The Company recognized a $1.3 million goodwill impairment in the current year period and a $1.0 million impairment as described above, compared to the goodwill impairment of $25.7 million for the Fluent reporting unit for the six months ended June 30, 2023.

Interest expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Interest expense, net	$(1,015)	$(795)	28%	$(2,430)	$(1,484)	64%

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The increase in interest expense was driven by a higher average interest rate on the SLR (as defined herein) term loan in the current year period as compared to the prior period's Citizens Bank, N.A. term loan described below under "Liquidity and Capital Resources" below along with increased loan amortization.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The increase in interest expense was driven by the same factors discussed above.

Income (loss) before income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Income (loss) before income taxes	$(12,402)	$5,944	(309%)	$(17,770)	$(25,898)	(31%)

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The decrease in income (loss) before income taxes of $18.3 million was primarily driven by the decline in revenue of $23.4 million and an increase in operating expenses of $5.4 million driven in part by the prior year period legal fee reimbursement related to previously incurred legal fees and lower than expected regulatory settlement of a legal case and legal fees, partly offset by a decline in cost of revenue of $13.4 million.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The decrease in loss before income taxes of $8.1 million was primarily due to the decline in revenue of $34.7 million and an increase in operating expenses of $3.3 million driven mainly by the prior year period legal fee reimbursement and settlement of the FTC case for lower than expected, partly offset by a decrease in goodwill impairment of $23.5 and a decline in cost of revenue of $24.4 million.

Income tax (expense) benefit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Income tax (expense) benefit	$775	$(1,693)	(146%)	$(133)	$(1,794)	(93%)

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

For the three months ended June 30, 2024, the effective tax rate of 6.5% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the three months ended June 30, 2023, the Company's effective income tax expense rate of 29.2% primarily by the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses offset by the benefit of federal research and development credits.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

For the six months ended June 30, 2024, the effective tax rate of 0.8% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the six months ended June 30, 2023, the Company's effective income tax expense rate of 6.9% primarily by the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses offset by the benefit of federal research and development credits.

As of June 30, 2024 and 2023, the Company recorded full valuation allowances against its net deferred tax assets. The Company intends to maintain full valuation allowances against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

Net income (loss)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Net income (loss)	$(11,627)	$4,251	(374%)	$(17,903)	$(27,692)	(35%)

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

For the three months ended  June 30, 2024 and 2023,  net loss was  $11.6 million and net income was  $4.3 million, respectively, as a result of the foregoing.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

For the six months ended June 30, 2024 and 2023, net loss was $17.9 million and $27.7 million, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash (used in) provided by operating activities. For the six months ended June 30, 2024, net cash used in operating activities was $13.2 million, compared to net cash provided by operating activities of $2.1 million for the six months ended June 30, 2023. Net loss in the current year period of $17.9 million represents a decrease of $9.8 million, as compared with net loss of $27.7 million in the prior period. Adjustments to reconcile net loss to net cash used in operating activities of $10.1 million in the current year period decreased by $23.1 million, as compared with $33.2 million in the prior period, primarily due to a goodwill impairment of $1.3 million and intangible impairment of $1.0 million in the current year period as compared to the goodwill impairment of $25.7 million in the prior period, partly offset by the current year period loss on early extinguishment of debt of $1.0 million. There were changes in assets and liabilities consuming cash of $5.4 million in the current year period, as compared with $3.4 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash used in investing activities. For the six months ended June 30, 2024 and 2023, net cash used in investing activities was $3.5 million and $3.6 million, respectively. The minor decrease was mainly due to the increase in investment in capitalized software, compared to the impact of the TAPP consolidation that occurred in 2023.

Cash (used in) provided by financing activities. For the six months ended June 30, 2024, net cash provided by financing activities was $7.4 million, compared to net cash used in financing activities of $3.0 million for the six months ended June 30, 2023. The increase was mainly due to the sale of warrants and the net proceeds received from the issuance of the new debt partly offset by repayment of the prior debt and repayments on the new debt revolver as well as debt financing costs.

As of June 30, 2024, we had noncancelable operating lease commitments of $2.9 million and long-term debt with a $34.3 million principal balance. For the six months ended June 30, 2024, we funded our operations using available cash.

As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $6.4 million, a decrease of $9.4 million from $15.8 million as of December 31, 2023.

As of June 30, 2024, we were not in compliance with our financial covenants under our credit facility. On April 2, 2024, Fluent, LLC, as Borrower, entered into a credit agreement (as amended, the "SLR Credit Agreement") with the Company and certain subsidiaries of the Borrower as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and the lenders from time to time party thereto. The SLR Credit Agreement provides for a $20.0 million term loan (the "SLR Term Loan") and a revolving credit facility of up to $30.0 million (the "SLR Revolver" and, together with the SLR Term Loan, the "SLR Credit Facility"). We used a portion of the net proceeds of the SLR Credit Facility to repay our outstanding obligations under the Citizens Credit Agreement dated March 31, 2021, prior to its maturity. As of June 30, 2024, the SLR Credit Facility had an outstanding principal balance of $32.3 million (of which $12.3 million relates to the SLR Revolver) and matures on April 2, 2029 (the "Maturity Date").

The SLR Credit Facility is secured by substantially all of our assets and those of certain of our direct and indirect subsidiaries, including Fluent, LLC. The SLR Credit Agreement contains restrictive covenants which impose limitations on the way we conduct our business, including, but not limited to, limitations on the amount of additional debt we are able to incur and our ability to make certain investments or to pay dividends or other restricted payments. The SLR Credit Agreement also contains certain affirmative covenants and customary events of default provisions, including, subject to grace periods, among others, payment default, covenant default and judgment default.

On May 15, 2024, the Borrower and SLR entered into the first amendment to SLR Credit Agreement, pursuant to which SLR (1) waived any required prepayments on the SLR Revolver from the proceeds from the Private Placement; (2) required that the Credit Parties (as defined in the SLR Credit Agreement) retain a financial advisor to assist in preparing the Company's projections, (3) increased the minimum excess availability covenant following the Private Placement; (4) amended the definition of borrowing base (as defined in the SLR Credit Agreement); and (5) amended certain post-closing obligations.

As a result of economic downward trends as described above in "Advertiser Trends & Seasonality", we updated our projections in the third quarter to reflect the continued pressure on our operating results. We entered into two letter agreements with SLR, pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended June 30, 2024, and the related notice of event of default, to August 21, 2024.(See Note 5, Long-term debt, net in the Notes to the consolidated financial statements).

On August 19, 2024, the Borrower and SLR entered into the Second Amendment to the SLR Credit Agreement, which, among other things, required that the we raise $2.0 million in additional capital. To raise the capital, we entered into convertible subordinated notes (See Note 12, Subsequent Events in the Notes to the consolidated financial statements) raising an aggregate of $2.1 million. In addition, among other things, the Second Amendment waived non-compliance with the financial covenant as of June 30, 2024, modified the financial covenant through December 31, 2025, ended a requirement to engage a financial advisor, and increased the interest rate margin from 5.25% to 5.75%.

We may voluntarily prepay the SLR Term Loan, in whole or in part, at any time, subject to a premium payable on the aggregate principal amount of any such voluntary prepayments within the first three years following the closing date. There is no principal amortization prior to maturity under the SLR Credit Agreement, except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case, subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments under the SLR Revolver will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the SLR Credit Facility will be due and payable on the Maturity Date, or earlier following a change in control or other event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus 5.25% (the "Applicable Margin"). The Applicable Margin will be reduced to 5.0% when our fixed charge coverage ratio is greater than 1.10 to 1. The opening interest rate of the SLR Credit Facility was 10.81% (SOFR + CSA + 5.25%), which increased to 10.86% (SOFR + CSA+5.25%) as of June 30, 2024.

Given the continued challenges we have faced achieving profitability, we made reductions in workforce during the first half of 2024 and continue to further consider cost reduction measures and focus resources on opportunities that will enable us to meet our projected budget and cash flow requirements. Initial measures included divesting a non-core business unit (see Note 11, Variable Interest Entity, in the Notes to the consolidated financial statements), transferring another business unit (see Note 3, Intangible assets, net in the Notes to the consolidated financial statements), and reviewing other business units to determine the impact of potential divestments.

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

While based on current projections, we expect to be in compliance with the new financial covenants for each of the quarters in the twelve months following the issuance date of this Quarterly Report on Form 10-Q, if during any fiscal quarter, we do not comply with any of its financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. In such case, the Company likely would not have sufficient funds to repay the SLR Term Loan and the SLR Revolver (as described above). In addition, while we believe the proceeds from the sale of the Convertible Notes (as defined in Note 12, Subsequent Events, in the Notes to the consolidated financial statements) will provide sufficient liquidity for any anticipated cash needs, there is no assurance that our available cash plus borrowing base will be sufficient to fund operations over the next twelve months. Further, if needed, we will consider implementing other cost saving measures, but there is no guarantee that the plans will be successfully executed or have the expected benefits. As a result, management concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date of this Quarterly Report on Form 10-Q.

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

As disclosed in Note 3, Intangible assets, net, we conducted an interim test of recoverability of its long lived assets for the three months ended June 30, 2024. We compared the undiscounted cash flows to the carrying value of the asset group. If we were to experience sales declines, a significant change in operating margins which may impact our cash flows, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of other assets. Based on the results of this approach as of June 30, 2024, we concluded that the long-lived asset was not recoverable and an impairment loss was calculated. We assessed the fair value taking into account the market and the impact of the asset on the forecast and determined that the full remaining balance was impaired. As such, we recorded a non-cash impairment charge of $383 in the second quarter of 2024.

As disclosed in Note 4, Goodwill, we conducted an interim test of the fair value of its goodwill for potential impairment for the three months ended June 30, 2024. We considered a combination of income and market approaches to determine the fair value of the All Other reporting unit and determined the income approach provided the best indication of fair value. The critical assumptions in the income approach include forecasted revenues and profitability, long-term growth rates, and discount rates. If we were to experience sales declines, a significant change in operating margins which may impact our cash flows, an increase in our discount rates, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of goodwill. Based on the results of this approach as of June 30, 2024, we concluded that its carrying value exceeded its estimated fair value by 58%. As such, we concluded that its goodwill of $1,261 for the All Other reporting unit was impaired and recorded a non-cash impairment charge of its remaining balance in the second quarter of 2024.

Further details of the Company's accounting policies are available in Item 1, Financial Statements, Note 1, Summary of significant accounting policies, to the consolidated financial statements.

For additional information, please refer to our 2023 Form 10-K. There have been no additional material changes to Critical Accounting Estimates disclosed in the 2023 Form 10-K.

Recently issued accounting and adopted standards

See Note 1(d), "Recently issued and adopted accounting standards," in the Notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Company's Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2024 and concluded they were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows, or financial condition.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2023 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. The risk factors below supplement or update the risk factors in our 2023 Form 10-K.

There is substantial doubt about our ability to continue as a going concern

We have experienced a continued decline in our operating results, driven primarily by the continued impact of the imposed regulatory requirements on our owned and operated digital media properties.

The SLR Credit Agreement requires us to maintain and comply with certain financial covenants. Moreover, the borrowings under the SLR Revolver under the SLR Credit Agreement are limited to a borrowing base that fluctuates as regularly as weekly based on our eligible accounts receivable. As a result of the continued decline in financial performance of our owned and operated digital media properties throughout the second quarter of 2024, our accounts receivable were insufficient to support the borrowing base needed to fund operations through the end of the second quarter of 2024. We therefore raised equity capital in May 2024, further updated our projections to reflect the continued decline in our operating results, and entered into the First Amendment with SLR on May 15, 2024.

As of June 30, 2024, we were not in compliance with our financial covenants under the SLR Credit Agreement, which we had to report by July 31, 2024, and which would have resulted in an event of default. However, we entered into two letter agreements pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended June 30, 2024, and the related notice of event of default, to August 21, 2024.

On August 19, 2024, we entered into the Second Amendment to the SLR Credit Agreement, which, among other things, required that we raise $2.0 million in additional capital. To raise the capital, we entered into convertible subordinated notes raising an aggregate of $2.1 million. In addition, among other things, the Second Amendment waived non-compliance with the financial covenant as of June 30, 2024, modified the financial covenant through December 31, 2025, ended the requirement to engage a financial advisor, and increased the interest rate margin from 5.25% to 5.75%.

While based on current projections, we expect to be in compliance with the new financial covenants for each of the quarters in the twelve months following the issuance date of this Quarterly Report on Form 10-Q, if during any fiscal quarter, we do not comply with any of our financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. In such case, we likely would not have sufficient funds to repay the SLR Term Loan and the SLR Revolver. In addition, while we believe the proceeds from the sale of the Convertible Notes will provide sufficient liquidity for any anticipated cash needs, there is no assurance that our available cash plus borrowing base will be sufficient to fund operations over the next twelve months. Further, if needed, we will consider implementing other cost saving measures, but there is no guarantee that the plans will be successfully executed or have the expected benefits. As a result, management concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date of this Quarterly Report on Form 10-Q.

If our current plans are not successful, we may need to consider other strategic alternatives, including restructuring or refinancing our debt, seeking additional equity or debt financing, reducing or delaying our business activities and strategic initiatives, selling assets, and other strategic transactions and/or other measures. We have relied upon financing provided by our officers, directors and largest stockholders, and such holders may be unwilling or unable to continue providing financing should additional financing be required.  Other financing sources may be unwilling to provide such funding to us on commercially reasonable terms, or at all. If we seek additional financing to fund our operations and there remains substantial doubt about our ability to continue as a going concern, we may find it especially difficult to raise funds on commercially reasonable terms, or at all. Furthermore, the perception that we may not be able to continue as a going concern may cause publishers, vendors, advertisers and other clients (current and potential) to review their business relationships and terms with us. Uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the price of our common stock, which could negatively impact our ability to obtain stock-based financing or enter into strategic transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 13, 2024, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") with certain accredited investors (the "Purchasers") to sell pre-funded warrants (the "Pre-Funded Warrants") to purchase up to 2,955,084 shares of the Company's common stock, at a purchase price of $3.384 per Pre-Funded Warrant. The Pre-Funded Warrants had an exercise price of $0.005 per share of common stock, were immediately exercisable after stockholder approval of the Private Placement and terminated when exercised in full. The aggregate gross proceeds for the Private Placement were $10 million, before deducting offering expenses payable by the Company. The exercise of the Pre-Funded Warrants was subject to stockholder approval, which occurred on July 2, 202. The Purchasers included, among others, three individuals who are officers and/or directors of the Company and a principal stockholder of the Company. No underwriting discounts or commissions were paid with respect to the Private Placement. The issuance of the Pre-Funded Warrants was made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

The foregoing descriptions of the Purchase Agreements and Pre-Funded Warrants do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Purchase Agreements and Pre-Funded Warrants, copies of which are incorporated by reference as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Second Amendment to SLR Credit Agreement

On July 31, 2024, the Company and SLR entered into a letter agreement pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended June 30, 2024, and the related notice of event of default, to August 16, 2024. On August 14, 2024, the parties entered into a second letter agreement pursuant to which SLR extended the deadline for delivery of the same compliance certificate and related notice of event of default to August 21, 2024.

On August 19, 2024, the Borrower, SLR, and the other parties thereto entered into the Second Amendment to Credit Agreement (the "Second Amendment"), which, among other things, required that the Company raise $2.0 million in additional capital. To raise the capital, the Company entered into convertible subordinated notes with four individuals who are officers and/or directors of the Company and one principal stockholder of the Company. In addition, among other things, the Second Amendment waived non-compliance with the financial covenant as of June 30, 2024, modified the financial covenant through December 31, 2025, ended a requirement to engage a financial advisor, and increased the interest rate margin from 5.25% to 5.75%.

The Second Amendment also included a Second Amendment Subordination Agreement described below.

Sale of Convertible Notes

On August 19, 2024, the Company entered into Securities Purchase Agreements (the "Securities Purchase Agreements") with certain accredited and/or sophisticated investors (the "Purchasers") to sell convertible subordinated promissory notes (the "Convertible Notes") in aggregate principal amount of $2.1 million. The Convertible Promissory Notes mature on April 2, 2029, bear interest at 13% per annum payable quarterly in cash (subject to payment conditions in the Subordination Agreement described below) or in kind. Subject to the payment conditions in the Subordination Agreement described below, the Company may prepay the Convertible Notes in whole or in part at any time upon ten days’ written notice; provided that, no prepayment will be permitted prior to the stockholder approval described below without the consent of the applicable holder.

Each holder of a Convertible Note is entitled to convert the Conversion Amount (as defined below) into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $3.01, and (ii) the greater of (A) the consolidated closing bid price of the Company’s Common Stock as reported on Nasdaq on the applicable conversion date and (B) $1.00, in each case subject to adjustments for stock splits, recapitalizations and the like. However, the applicable conversion price will in no event be lower than the price established by clause (ii) above unless and until the Company’s stockholders have approved matters related to the issuance of common stock upon conversion of the Convertible Notes, which vote is expected to take place at the Company’s 2024 annual meeting of stockholders. The Convertible Notes are subject to additional limits on conversion until stockholder approval is obtained, including an aggregate limit on the number of shares that may be issued upon conversion to 19.99% of the Company’s outstanding shares of common stock and provisions to prevent a change of control as defined in the rules of the Nasdaq Stock Market. The Company has agreed to use its reasonable efforts to secure stockholder approval at such meeting, including providing a recommendation FOR approval by the Company’s board of directors. Holders of the Convertible Notes will be permitted to vote on such stockholder approval, but may not vote any shares obtained from conversion of the Convertible Notes prior to such vote. No underwriting discounts or commissions were paid with respect to the Convertible Notes.

The purchasers of the Convertible Notes include our Chairman of the Board and Chief Strategy Officer Ryan Schulke, our Chief Executive Officer Donald Patrick, our interim Chief Financial Officer Ryan Perfit, our Chief Customer Officer and member of the board of directors Matthew Conlin, and Dr. Phillip Frost, a beneficial owner of approximately 22% of common stock prior to the Convertible Note transaction. In certain cases the Convertible Notes were purchased by affiliates of such persons.

In connection with the Second Amendment and the Purchase Agreements, the Company, SLR and the purchasers of the Convertible Notes entered into a Second Amendment Subordination Agreement dated August 19, 2024 (the "Subordination Agreement"). The Subordination Agreement confirms the subordinated nature of the Convertible Notes and restricts payments to and remedies of the holders of the Convertible Notes for so long as the SLR Credit Agreement has indebtedness outstanding. The Subordination Agreement provides that the Company may not make any payment of principal or interest on the Convertible Notes unless the conditions set forth in either in clause (i) or clause (ii) below are satisfied:

(i) (a) no event of default under the SLR Credit Agreement exists before or immediately after giving effect to such payment, (b) the Borrower has demonstrated to the satisfaction of SLR compliance with certain financial covenants on a pro forma basis after giving effect to the payment, and (c) SLR’s receipt of the Company’s audited financial statements for the fiscal year ending December 31, 2024.

(ii) (a) no event of default under the SLR Credit Agreement exists before or immediately after giving effect to such payment, (b) the Company has raised equity capital excluding the proceeds from the sale of the Convertible Notes prior to June 30, 2025 and the payments made in respect of the Convertible Notes do not exceed an amount that equals the positive difference of the amount of such equity raise and $7,000,000, and (c) the Borrower has demonstrated to the satisfaction of SLR compliance with certain financial covenants on a pro forma basis after giving effect to the payment.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication.	8-K	001-37893	3.1	3/26/2015

3.2	Certificate of Incorporation.	8-K	001-37893	3.2	3/26/2015

3.3	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	9/26/2016

3.4	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	4/16/2018

3.5	Certificate of Amendment to the Certificate of Incorporation of Fluent, Inc. effective April 11, 2024.	8-K	001-37893	3.1	4/12/2024

3.6	Amended and Restated Bylaws.	8-K	001-37893	3.2	2/19/2019

10.1+	Form of Securities Purchase Agreement by and between Fluent, Inc. and the purchasers party thereto, dated as of May 13, 2024.	10-Q	001-37893	10.1	5/15/2024

10.2	Form of Pre-Funded Warrant dated May 13, 2024.	10-Q	001-37893	10.2	5/15/2024

10.3	Form of Support Agreement by and among Fluent, Inc. and the parties thereto dated as of May 13, 2024.	10-Q	001-37893	10.3	5/15/2024

10.4	Credit Agreement dated as of April 2, 2024, by and among, Fluent, LLC, Fluent, Inc., certain subsidiaries of Fluent, LLC as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, and each other lender from time to time party thereto.	10-K	001-37893	10.26	4/2/2024

10.5	First Amendment to Credit Agreement, dated as of May 15, 2024, by and among the Company, the lenders party thereto, Crystal Financial LLC d/b/a SLR Credit Solutions, and Fluent, LLC.	10-Q	001-37893	10.8	5/15/2024

10.6	Letter Agreement to Credit Agreement, dated as of July 31, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC and Fluent, LLC.					X

10.7	Second Letter Agreement to Credit Agreement, dated as of August 14, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC and Fluent, LLC.					X

10.9	Second Amendment to Letter Agreement for Consulting Services, effective as of August 1, 2024, by and between Fluent, LLC and CRIO, LLC.					X

10.10	Form of Securities Purchase Agreement, dated as of August 19, 2024, by and between Fluent, Inc. and the purchaser party thereto.					X

10.11	Form of Convertible Subordinated Promissory Note, dated as of August 19, 2024.					X

10.12	Form of Second Amendment Subordination Agreement, dated as of August 19, 2024, by and among the Company, Crystal Financial LLC D/B/A SLR Credit Solutions, and the Subordinated Creditor party thereto.					X

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

+	[Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Company hereby undertakes to furnish supplementally a copy of all omitted schedules to the SEC upon its request]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fluent, Inc.

August 19, 2024	By:	/s/ Ryan Perfit
Ryan Perfit
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)