Form 10-Q/A
period 2024-06-30
Fluent, Inc.
filed 2024-08-20
CIK 1460329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Fluent, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on August 19, 2024 (the “Original Form 10-Q”), to (1) include Exhibit 10.8 (Second Amendment to Credit Agreement), which was omitted in the Original Form 10-Q, and (2) correct the name of Exhibit 10.10 (Securities Purchase Agreement) and (3) clarify that Exhibits 10.4, 10.5, 10.8 and 10.10 should have been marked also with the symbol “+” (to indicate that certain schedules, attachments and exhibits to such Exhibits had been omitted as stated in the relevant footnote).

This Amendment is an “exhibit-only” amendment and contains only the Cover Page to this Amendment, this Explanatory Note, Item 6, and the Signature Page hereto.

This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q other than as indicated. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication.	8-K	001-37893	3.1	3/26/2015

3.2	Certificate of Incorporation.	8-K	001-37893	3.2	3/26/2015

3.3	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	9/26/2016

3.4	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	4/16/2018

3.5	Certificate of Amendment to the Certificate of Incorporation of Fluent, Inc. effective April 11, 2024.	8-K	001-37893	3.1	4/12/2024

3.6	Amended and Restated Bylaws.	8-K	001-37893	3.2	2/19/2019

10.1	Securities Purchase Agreement by and between Fluent, Inc. and the purchasers party thereto, dated as of May 13, 2024.+	10-Q	001-37893	10.1	5/15/2024

10.2	Form of Pre-Funded Warrant dated May 13, 2024.	10-Q	001-37893	10.2	5/15/2024

10.3	Form of Support Agreement by and among Fluent, Inc. and the parties thereto dated as of May 13, 2024.	10-Q	001-37893	10.3	5/15/2024

10.4	Credit Agreement dated as of April 2, 2024, by and among, Fluent, LLC, Fluent, Inc., certain subsidiaries of Fluent, LLC as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, and each other lender from time to time party thereto.+	10-K	001-37893	10.26	4/2/2024

10.5	First Amendment to Credit Agreement, dated as of May 15, 2024, by and among the Company, the lenders party thereto, Crystal Financial LLC d/b/a SLR Credit Solutions, and Fluent, LLC.+	10-Q	001-37893	10.8	5/15/2024

10.6	Letter Agreement to Credit Agreement, dated as of July 31, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC and Fluent, LLC.**

10.7	Second Letter Agreement to Credit Agreement, dated as of August 14, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC and Fluent, LLC. *

10.8	Second Amendment to Credit Agreement, dated as of August 19, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC.+					X

10.9	Second Amendment to Letter Agreement for Consulting Services, effective as of August 1, 2024, by and between Fluent, LLC and CRIO, LLC.*

10.10	Securities Purchase Agreement, dated as of August 19, 2024, by and between Fluent, Inc. and the purchasers party thereto.* +

10.11	Form of Convertible Subordinated Promissory Note, dated as of August 19, 2024.*

10.12	Form of Second Amendment Subordination Agreement, dated as of August 19, 2024, by and among the Company, Crystal Financial LLC D/B/A SLR Credit Solutions, and the Subordinated Creditor party thereto.*

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
X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*	X
*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, as filed with the SEC on August 19, 2024.
**
Previously furnished with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, as filed with the SEC on August 19, 2024. This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+
Certain of the schedules, attachments and exhibits to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Company hereby undertakes to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fluent, Inc.

August 20, 2024	By:	/s/ Ryan Perfit
Ryan Perfit
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)