Form 10-Q
period 2024-09-30
Fluent, Inc.
filed 2024-11-15
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 13, 2024, the registrant had 16,876,774 shares of common stock, $0.0005 par value per share, outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$6,587	$15,804
Accounts receivable, net of allowance for credit losses of $497 and $231, respectively	52,635	56,531
Prepaid expenses and other current assets	7,060	6,071
Total current assets	66,282	78,406
Restricted cash	1,255	—
Property and equipment, net	362	591
Operating lease right-of-use assets	2,016	3,395
Intangible assets, net	22,666	26,809
Goodwill	—	1,261
Other non-current assets	3,364	1,405
Total assets	$95,945	$111,867
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$7,902	$10,954
Accrued expenses and other current liabilities	27,273	30,534
Deferred revenue	428	430
Current portion of long-term debt	32,582	5,000
Current portion of operating lease liability	2,222	2,296
Total current liabilities	70,407	49,214
Long-term debt, net	500	25,488
Convertible Notes, at fair value with related parties	4,860	—
Operating lease liability, net	152	1,699
Other non-current liabilities	47	1,062
Total liabilities	75,966	77,463
Contingencies (Note 11)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 17,645,368 and 14,384,936, respectively; and Shares outstanding — 16,876,773 and 13,616,341, respectively (Note 8)	46	43
Treasury stock, at cost — 768,595 and 768,595 Shares, respectively (Note 8)	(11,407)	(11,407)
Additional paid-in capital	438,705	427,286
Accumulated deficit	(407,365)	(381,518)
Total shareholders' equity	19,979	34,404
Total liabilities and shareholders' equity	$95,945	$111,867

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$64,516	$66,239	$189,216	$225,638
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	48,861	50,148	142,318	167,960
Sales and marketing	3,983	4,426	13,400	13,454
Product development	4,124	4,511	13,681	14,064
General and administrative	9,067	8,725	28,288	24,991
Depreciation and amortization	2,369	2,658	7,507	8,112
Goodwill and intangible assets impairment	—	29,705	2,241	55,405
Total costs and expenses	68,404	100,173	207,435	283,986
Loss from operations	(3,888)	(33,934)	(18,219)	(58,348)
Interest expense, net	(1,281)	(936)	(3,711)	(2,420)
Fair value adjustment of Convertible Notes, with related parties	(2,810)	—	(2,810)	—
Loss on early extinguishment of debt	—	—	(1,009)	—
Loss before income taxes	(7,979)	(34,870)	(25,749)	(60,768)
Income tax (expense) benefit	35	1,243	(98)	(551)
Net loss	(7,944)	(33,627)	(25,847)	(61,319)

Basic and diluted income (loss) per share:
Basic	$(0.48)	$(2.43)	$(1.75)	$(4.46)
Diluted	$(0.48)	$(2.43)	$(1.75)	$(4.46)

Weighted average number of shares outstanding:
Basic	16,452,273	13,813,423	14,783,253	13,751,910
Diluted	16,452,273	13,813,423	14,783,253	13,751,910

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2024	14,680,246	$44	768,595	$(11,407)	$438,237	$(399,421)	$27,453
Vesting of restricted stock units and issuance of stock under incentive plans	10,038	1	—	—	(1)	—	—
Share-based compensation	—	—	—	—	470	—	470
Exercise of pre-funded warrants	2,955,084	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(7,944)	(7,944)
Balance at September 30, 2024	17,645,368	$46	768,595	$(11,407)	$438,705	$(407,365)	$19,979

Balance at December 31, 2023	14,384,936	$43	768,595	$(11,407)	$427,286	$(381,518)	$34,404
Vesting of restricted stock units and issuance of stock under incentive plans	305,348	2	—	—	(2)	—	—
Share-based compensation	—	—	—	—	1,522	—	1,522
Issuance of pre-funded warrants	—	—	—	—	9,900	—	9,900
Exercise of pre-funded warrants	2,955,084	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(25,847)	(25,847)
Balance at September 30, 2024	17,645,368	$46	768,595	$(11,407)	$438,705	$(407,365)	$19,979

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2023	14,357,158	$43	768,595	$(11,407)	$425,491	$(345,992)	$68,135
Vesting of restricted stock units and issuance of stock under incentive plans	8,750	—	—	—	—	—	—
Share-based compensation	—	—	—	—	982	—	982
Net income	—	—	—	—	—	(33,627)	(33,627)
Balance at September 30, 2023	14,365,908	$43	768,595	$(11,407)	$426,473	$(379,619)	$35,490

Balance at December 31, 2022	14,129,530	$42	716,692	$(11,171)	$423,384	$(318,300)	$93,955
Vesting of restricted stock units and issuance of restricted stock	236,378	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	51,903	(236)	—	—	(236)
Share-based compensation	—	—	—	—	3,090	—	3,090
Net loss	—	—	—	—	—	(61,319)	(61,319)
Balance at September 30, 2023	14,365,908	$43	768,595	$(11,407)	$426,473	$(379,619)	$35,490

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,847)	$(61,319)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,507	8,112
Non-cash loan amortization expense	1,202	330
Non-cash gain on contingent consideration	(250)	—
Non-cash loss on early extinguishment of debt	1,009	—
Share-based compensation expense	1,490	2,958
Fair value adjustment of Convertible Notes, with related parties	2,810	—
Goodwill impairment	1,261	55,405
Impairment of intangible assets	980	—
Allowance for credit losses	412	(51)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	3,359	14,700
Prepaid expenses and other current assets	(1,542)	(4,563)
Other non-current assets	280	228
Operating lease assets and liabilities, net	(242)	(248)
Accounts payable	(3,052)	5,651
Accrued expenses and other current liabilities	(510)	(10,869)
Deferred revenue	185	(522)
Other	(1,015)	(117)
Net cash (used in) provided by operating activities	(11,963)	9,695
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(4,727)	(4,093)
Business acquisitions, net of cash acquired	—	(1,250)
Acquisition of property and equipment	(1)	(25)
Net cash used in investing activities	(4,728)	(5,368)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	54,617	—
Repayments of long-term debt	(56,214)	(8,750)
Exercise of stock options	—	—
Debt financing costs	(1,625)	(375)
Proceeds from issuance of warrants	9,900	—
Proceeds from exercise of warrants	1	—
Proceeds from Convertible Notes, with related parties	2,050	—
Taxes paid related to net share settlement of vesting of restricted stock units	—	(236)
Net cash (used in) provided by financing activities	8,729	(9,361)
Net decrease in cash, cash equivalents, and restricted cash	(7,962)	(5,034)
Cash, cash equivalents, and restricted cash at beginning of period	15,804	25,547
Cash, cash equivalents, and restricted cash at end of period	$7,842	$20,513
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$2,661	2,234
Cash paid for income taxes	$44	114
Share-based compensation capitalized in intangible assets	$39	72
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent payments in connection with TAPP consolidation	$—	$2,915
Long-term debt issuance	$2,000	$—
Consideration for True North	$989	$—

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended September 30, 2024 and 2023, respectively, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2024.

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

The Company has experienced a continued decline in its operating results, driven primarily by the economic environment and continued impact of the imposed regulatory requirements on its owned and operated digital media properties (see Note 11,Contingencies). On April 2, 2024, Fluent, LLC, a wholly-owned subsidiary of the Company (the "Borrower") entered into a credit agreement (as amended, the "SLR Credit Agreement") with the Company and certain subsidiaries of the Borrower as guarantors (collectively, the "Credit Parties"), Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR") and each other lender from time to time party thereto.

The SLR Credit Agreement requires the Credit Parties to maintain and comply with certain financial covenants. Moreover, the borrowings under the SLR Revolver (as defined in Note 5, Long-term debt, net under the SLR Credit Agreement are limited to a borrowing base, that fluctuates as regularly as weekly based on eligible accounts receivable, as further described in Note 5. As a result of the continued decline in financial performance of the Company's owned and operated digital media properties that have continued into the third quarter of 2024, accounts receivable were insufficient to support the borrowing base needed to fund operations through the end of the third quarter of 2024. The Company therefore entered into convertible subordinated notes in August 2024 to raise funds (as defined in Note 5), further updated its projections to reflect the continued decline in its operating results and entered into the Second Amendment (as defined and discussed in Note 5) with SLR on August 19, 2024.

As of September 30, 2024, the Credit Parties were not in compliance with their financial covenants under the SLR Credit Agreement, which the Borrower had to report by October 31, 2024, and which would have resulted in an event of default. The Credit Parties then entered into a letter agreement on October 30, 2024 pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended September 30, 2024, and the related notice of event of default, to November 19, 2024.

On November 15, 2024, the Credit Parties and SLR entered into the Third Amendment (as defined and discussed in Note 5) to the SLR Credit Agreement, which, among other things, required that the Company raise at least $7,500 of additional capital by November 29, 2024. In addition, the Third Amendment waived non-compliance with the financial covenants as of  September 30, 2024, extended the duration of the call protection applicable to the loans, and modified the cash dominion provisions to remain in effect on an indefinite basis. The Company will seek to raise additional capital through equity, equity-linked, or subordinated debt financings; however, whether and when the Company can effect such financings and how much capital it can raise depend on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock and the Company’s determination as to the appropriate sources of funding for its operations. There can be no assurance that additional capital will be available by November 29, 2024.

Additionally, given the continued challenges the Company has faced achieving profitability, the Company made a reduction in workforce during the second quarter of 2024 and continues to consider further cost reduction measures and focus resources on opportunities that will enable the Company to meet its projected budget and cash flow requirements. Initial measures included divesting a non-core business unit (see Note 12, Variable Interest Entity), transferring another business unit (see Note 3, Intangible assets, net), and reviewing additional other business units to determine the impact of potential divestments.

Based on current projections, the Company expects to be in compliance with the new financial covenants for each of the quarters in the twelvemonths following the issuance date of this Quarterly Report on Form 10-Q. However, the Company has not met its projections for certain recent quarters, so there can be no assurance that the Company will meet its projections in the future. If during any fiscal quarter, the Credit Parties do not comply with any of their financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. Additionally, if the Company fails to raise capital in at least the amount required under the Third Amendment by November 29, 2024, such failure would also result in an event of default. In such case, the Company would not have sufficient funds to repay the SLR Term Loan (as defined herein) and the SLR Revolver (as defined herein). In addition, even if the Company is able to raise additional capital as required by the Third Amendment, there is no assurance that such capital plus the available cash plus borrowing base on the SLR Revolver will be sufficient to fund operations over the next twelve months. If needed, the Company will consider implementing other cost-saving measures, but there is no guarantee that such plans would be successfully executed or have the expected benefits. As a result, management concluded that there is substantial doubt about the Company's ability to continue as a going concern for one year after the date of this Quarterly Report on Form 10-Q.

The accompanying unaudited consolidated financial statements do notinclude any adjustments relating to the possible future effects on the recoverability and classification of recorded assets and classification of liabilities that might result should the Company be unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Out of period correction

During the quarter ended June 30, 2024, the Company determined that unauthorized changes made to submitted policies by third parties related to the sale of certain health insurance policies led to higher attrition of sold policies than expected. This determination was the result of the lower-than-expected monthly commission receipts based on the Company’s total policies written, after known constraints. The Company corrected this error related to the three months ended March 31, 2024 and prior periods with a write-off of the total maximum impact to the accounts receivable and an associated offset to revenue of $1,958, or $0.13 and $0.12 per share (basic and diluted), respectively, during the quarter ended June 30, 2024. The Company assessed the impact of this out-of-period adjustment and concluded that it was not material to the financial statements previously issued for the interim period, and the cumulative adjustment is not expected to be material to the annual financial statements for 2024. The out-of-period adjustment is included in the Fluent operating segment.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

(c) Reverse stock split

On April 11, 2024, the Company effected a 1-for-6 reverse split of the issued shares (the "Reverse Stock Split") of the Company's common stock. All historical share amounts disclosed in this Quarterly Report on Form 10-Q have been retroactively restated to reflect the Reverse Stock Split. No fractional shares were issued as a result of the Reverse Stock Split, as fractional shares of Common Stock were rounded up to the nearest whole share. See Note 8, Equity, for additional information.

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

In  November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures about a public business entity’s costs and expenses on the face of the financial statements. The ASU follows investor's requests for more detailed information and disclosures of disaggregated financial reporting information about the types of expenses in commonly presented expense captions (such as cost of sales, selling, general, and administrative, and research and development), including purchases of inventory, employee compensation, depreciation, amortization, and depletion. The new guidance is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and early adoption is permitted. The guidance will be applied on a prospective basis to financial statements issued for reporting periods after the effective date, or retrospectively to any and all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

(e) Revenue recognition

Data and performance-based marketing

Revenue is generated when there is a transfer of control of a good or service for a consideration amount the Company is expected to be entitled to. Revenue is recognized when a company has satisfied its performance obligations to a customer and can reasonably expect and measure the payment. The Company's performance obligations are typically to (a) deliver data records based on predefined qualifying characteristics specified by the customer, (b) generate conversions based on predefined user actions (for example, a click, a registration, or the installation of an app) and subject to certain qualifying characteristics specified by the customer, (c) verify user interest or transfer calls to advertiser clients as a part of the contact center operation, or (d) deliver media spend as a part of the business of AdParlor, LLC ("AdParlor"), a wholly-owned subsidiary of the Company. These Company performance obligations have the customer simultaneously receiving and consuming the benefits provided.

The Company applies the practical expedient related to the review of a portfolio of contracts in reviewing the terms of customer contracts as one collective group, rather than by individual contract. Based on historical performance of the contracts contained in this portfolio and the similar nature and characteristics of the customers, the Company concluded that the financial statement effects are not materially different than accounting for revenue on a contract-by-contract basis.

The Company has elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure for revenue to be recognized, as it corresponds directly with the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's revenue arrangements do not contain significant financing components. The Company has further concluded that revenue does not require disaggregation.

For each identified performance obligation in a contract with a customer, the Company assesses whether it or the third-party supplier is the principal or agent. In arrangements where the Company has substantive control of the specified goods and services, is primarily responsible for the integration of products and services into the final deliverable to the customer, and has inventory risk and discretion in establishing pricing, the Company is considered to have acted as the principal. For performance obligations in which the Company acts as principal, the Company records the gross amount billed to the customer within revenue and the related incremental direct costs incurred as cost of revenue. If the third-party supplier, rather than the Company, is primarily responsible for the performance and deliverable to the customer, and the Company solely arranges for the third-party supplier to provide services to the customer, the Company is considered to have acted as the agent. For performance obligations in which the Company acts as the agent, the net fees on such transactions are recorded as revenue, with no associated costs of revenue for the Company.

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  September 30, 2024, December 31, 2023, and December 31, 2022 the balance of deferred revenue was  $428, $430, and $1,014, respectively. The majority of the deferred revenue balance as of  December 31, 2023 was recognized as revenue during the first quarter of 2024.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the corresponding amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  September 30, 2024, December 31, 2023, and December 31, 2022, unbilled revenue included in the Company's accounts receivable was $17,299, $21,488, and $26,878, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not differed materially from actual invoiced revenue.

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

The commission revenue is variable based on a policy's estimated lifetime value ("LTV"), which is the amount of time the Company expects the policy will remain effective based on past trends, industry data, expectations as to future retention rates, and commission rates. Further, the Company considers the application of constraints to the LTV and only recognizes the amount of variable consideration believed probable to be received that will not be subject to a significant revenue reversal in the future. Based on this, the commission revenue is recorded upon satisfaction of the performance obligation, which is typically paid monthly by the insurance provider as the consumer renews and pays the insurance provider for the policy over the duration the consumer remains on the policy.

The Company reassesses the estimated LTV for the health insurance policies on a quarterly or as-needed basis. Adjustments to the LTV may result in an increase or decrease in revenue and the corresponding asset in the period the change is made. Due to the higher attrition of policies sold, the Company reassessed its estimated LTV for the health insurance policies by increasing the constraints applied to the amount of consideration deemed probable which led to a reduction of estimated LTV during the quarter ended June 30, 2024.

(f) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company's management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for credit losses, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, the variable commission revenue based on the estimated LTV, purchase accounting, consolidation of variable interest entity, fair value of the Convertible Notes based on input assumptions, and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

See Note 6, Fair Value Measurements, for further details.

2. Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and restricted stock units ("RSUs") that have vested but not been delivered during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock and is calculated using the treasury stock method for stock options, RSUs, restricted stock, warrants (including the Pre-Funded Warrants, as defined in Note 8 below) and deferred common stock. Stock equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the three and nine months ended September 30, 2024 and 2023, basic and diluted income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(7,944)	$(33,627)	$(25,847)	$(61,319)
Denominator:
Weighted average shares outstanding	16,164,301	13,526,824	14,495,341	13,466,371
Weighted average restricted shares vested not delivered	287,972	286,599	287,912	285,539
Total basic weighted average shares outstanding	16,452,273	13,813,423	14,783,253	13,751,910
Dilutive effect of assumed conversion of restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	16,452,273	13,813,423	14,783,253	13,751,910
Basic and diluted income (loss) per share:
Basic	$(0.48)	$(2.43)	$(1.75)	$(4.46)
Diluted	$(0.48)	$(2.43)	$(1.75)	$(4.46)

Based on exercise prices compared to the average stock prices for the three and nine months ended September 30, 2024 and 2023, certain stock equivalents, including RSUs and stock options, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	993,623	916,563	993,623	916,563
Stock options	397,668	305,167	397,668	305,167
Total anti-dilutive securities	1,391,291	1,221,730	1,391,291	1,221,730

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	September 30, 2024	December 31, 2023
Gross amount:
Software developed for internal use	3	$23,997	20,175
Acquired proprietary technology	3-5	15,792	16,972
Customer relationships	5-10	36,686	39,168
Trade names	4-20	16,657	16,657
Domain names	20	195	195
Databases	5-10	31,292	31,292
Non-competition agreements	2-5	1,768	1,768
Total gross amount		126,387	126,227

Accumulated amortization:
Software developed for internal use		(15,474)	(12,142)
Acquired proprietary technology		(14,943)	(15,132)
Customer relationships		(35,800)	(37,249)
Trade names		(7,507)	(6,893)
Domain names		(85)	(77)
Databases		(28,144)	(26,157)
Non-competition agreements		(1,768)	(1,768)
Total accumulated amortization		(103,721)	(99,418)
Net intangible assets:
Software developed for internal use		8,523	8,033
Acquired proprietary technology		849	1,840
Customer relationships		886	1,919
Trade names		9,150	9,764
Domain names		110	118
Databases		3,148	5,135
Total intangible assets, net		$22,666	$26,809

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases, and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015; the acquisition of Q Interactive, LLC, effective June 8, 2016; the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"); the acquisition of a 50% interest in Winopoly, LLC, effective April 1, 2020; the acquisition of a 100% interest in True North Loyalty, LLC, (the "True North Acquisition"), effective January 1, 2022 (see Note 12, Variable Interest Entity); and the consolidation of TAPP Influencers Corp. ("TAPP") effective January 9, 2023 (see Note 12, Variable Interest Entity).

During the second quarter of 2024, the Company determined that the effects of the expected decline in operations due to the impact of certain client relationships constituted a triggering event for the All Other reporting unit. The Company conducted an interim test of recoverability of its long-lived assets, which compared the projected undiscounted cash flows to the carrying value of the asset group. The results of this approach indicated that this long-lived asset was not recoverable and required that an impairment loss related to its customer relationships be calculated. The Company determined that based on the facts and circumstances, the remaining balance was impaired and recorded a non-cash impairment charge of its customer relationship intangible of $383 as of  June 30, 2024.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The Company completed its quarterly triggering event assessment for the three months ended of September 30, 2024 and determined that no triggering event had occurred requiring further impairment assessment of its long-lived assets.

As of June 30, 2024, the Company had recorded a $597 impairment charge on its software developed for internal use which related to an immaterial business unit under the Fluent reporting unit that was disposed of as of September 30, 2024.

Amortization expenses of $2,299 and $2,559 for the three months ended  September 30, 2024 and 2023, respectively, and $7,277 and $7,810 for the nine months ended September 30, 2024 and 2023, respectively, are included in depreciation and amortization expenses in the consolidated statements of operations. As of September 30, 2024, intangible assets with a carrying amount of $601, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of September 30, 2024, estimated amortization expenses related to the Company's intangible assets for the remainder of 2024 and through 2029 and thereafter are as follows:

Year	September 30, 2024
Remainder of 2024	$2,536
2025	6,982
2026	4,329
2027	2,248
2028	828
2029 and thereafter	5,743
Total	$22,666

4. Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of September 30, 2024, the total balance of goodwill was $0, which represented a decrease of $1,261 from the balance as of  December 31, 2023 due to a non-cash impairment charge recorded as of June 30, 2024.

In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is to be assessed at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. The measurement date of the Company's annual goodwill impairment test had been set to October 1, but with no remaining goodwill for the fiscal year ended December 31, 2024, the annual testing will not be performed.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

5. Long-term debt, net

Long-term debt, net of unamortized discount and financing costs, related to the Citizens Credit Facility, the New Credit Facility, Note Payable, and Convertible Notes with related parties (as set forth herein) consisted of the following:

	September 30, 2024	December 31, 2023
Citizens Credit Facility due 2025 (less unamortized discount and financing costs of $0 and $762, respectively)	$—	$30,488
New Credit Facility due 2029 (less unamortized discount and financing costs of $1,154 and $0, respectively)	31,332	—
Note Payable due 2026	1,750	—
Convertible Notes, with related parties	4,860	—
Long-term debt, net	37,942	30,488
Less: Current portion of long-term debt	(32,582)	(5,000)
Long-term debt, net (non-current)	$5,360	$25,488

Citizens Credit Facility

On April 2, 2024, the Company repaid the $30,000 aggregate principal amount of the term loan ("Citizens Term Loan") due on September 30, 2025, resulting in a loss due to the early extinguishment of debt of $1,009, which was recognized in the second quarter of 2024.

New Credit Facility

On April 2, 2024, Fluent, LLC entered into the SLR Credit Agreement with certain of its subsidiaries and the Company, as guarantors, and SLR, as administrative agent, lead arranger and bookrunner, and each other lender from time to time party thereto.

The SLR Credit Agreement provides for a $20,000 term loan (the "SLR Term Loan") and a revolving credit facility of up to $30,000 (the "SLR Revolver" and together with the SLR Term Loan, the "SLR Credit Facility"). As of September 30, 2024, the SLR Credit Facility had an outstanding principal balance of $32,486 (of which $12,486 relates to the SLR Revolver) and matures on April 2, 2029.

The Borrower used a portion of the net proceeds of the SLR Credit Facility to repay the outstanding Citizens Term Loan under the credit agreement dated March 31, 2021 (the "Citizens Credit Agreement"), by and among the Borrower, certain subsidiaries of the Borrower as guarantors, the lenders thereto, and Citizens Bank, N.A. ("Citizens Bank").

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

There is no principal amortization prior to maturity under the SLR Credit Agreement except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the SLR Credit Facility are due and payable on the five-year anniversary of the closing date (the "Maturity Date"), or earlier following a change in control or an event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus a margin (the "Applicable Margin") of 5.25% which was increased to 5.75% pursuant to the Second Amendment to the SLR Credit Agreement (the "Second Amendment"). The Applicable Margin will be reduced to 5.0% when the Borrower's fixed charge coverage ratio is greater than 1.10 to 1. The opening interest rate of the SLR Credit Facility was 10.81% (SOFR + CSA + 5.25%), which increased to 11.03% (SOFR + CSA+5.75%) as of  September 30, 2024.

The SLR Credit Agreement contains restrictive covenants which impose limitations on the way the Credit Parties conducts business, including limitations on the amount of additional debt the Credit Parties are able to incur and their ability to make certain investments or other restricted payments. The SLR Credit Agreement is guaranteed by the Company and certain of its direct and indirect subsidiaries and is secured by substantially all of the Company's assets and those of its direct and indirect subsidiaries, including the Borrower.

The Borrower's ability to draw on the SLR Revolver depends on its weekly borrowing base, which is calculated by applying specified percentages established by SLR to the Borrower's eligible accounts receivable and cash, less reserves, subject to certain limitations.

Debt issuance costs and debt discount costs, net of accumulated amortization, related to the issuance and amendments of the SLR Revolver was $903 and $827, respectively, as of September 30, 2024. The amounts are included in other non-current assets in the Company's consolidated balance sheets. The Company amortizes these costs over the life of the related debt.

On May 15, 2024, the Credit Parties and SLR entered into the First Amendment to the SLR Credit Agreement (the "First Amendment"), pursuant to which SLR, among other things, (1) waived any required prepayments on the SLR Revolver from the proceeds from the Company's Private Placement, (2) required that the Credit Parties (as defined in the SLR Credit Agreement) retain a financial advisor to assist in preparing the Company's projections, (3) increased the minimum excess availability covenant following the Private Placement (as defined herein) (see Note 8, Equity) (4) amended the definition of borrowing base (as defined in the SLR Credit Agreement), and (5) amended certain post-closing obligations.

On August 19, 2024, the Credit Parties and SLR entered into the Second Amendment, which, among other things, required that the Company raise $2,000 in additional capital. To raise the capital, the Company entered into convertible subordinated notes, as described below, raising an aggregate $2,050. In addition, SLR waived non-compliance with the financial covenants as of June 30, 2024, modified the financial covenants through December 31, 2025, ended a requirement to engage a financial advisor, increased the Applicable Margin from 5.25% to 5.75%, and waived any required prepayments from the proceeds from the convertible subordinated notes financing.

As of  September 30, 2024, the Credit Parties were not in compliance with their financial covenants under the SLR Credit Agreement, which the Borrower had to report by October 31, 2024, and which would have resulted in an event of default; however, on October 30, 2024, the Credit Parties and SLR entered into a letter agreement pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended September 30, 2024, and the related notice of event of default, to November 19, 2024.

On November 15, 2024, the Credit Parties and SLR entered into the Third Amendment to the SLR Credit Agreement, which, among other things, required that the Company raise at least $7,500 of additional capital by November 29, 2024. In addition, the Third Amendment waived non-compliance with the financial covenants as of  September 30, 2024, extended the duration of the call protection applicable to the loans, and modified the cash dominion provisions to remain in effect on an indefinite basis.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Based on current projections, the Company expects to be in compliance with the new financial covenants during the next twelve months. However, the Company has not met its projections for certain recent quarters, so there can be no assurance that the Company will meet its projections in the future. If during any fiscal quarter, the Credit Parties do not comply with any of their financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. Additionally, if the Company fails to raise capital in at least the amount required under the Third Amendment by November 29, 2024, such failure would also result in an event of default that would give SLR the right to accelerate maturities. Accordingly, all borrowings under the Credit Agreement have been classified as current as of  September 30, 2024.

Note Payable

On March 17, 2024, Fluent, LLC entered into a junior secured promissory note (the "Note Payable") with Freedom Debt Relief, LLC ("FDR") in the principal amount of $2,000 in connection with the Berman Settlement Agreement (see Note 11, Contingencies). The Note Payable bears interest equal to one-month CME Term SOFR (defined as the rate published by the CME Group Benchmark Administration Limited) plus 11.0% per annum, compounded quarterly. The opening interest rate of the Note Payable was 16.32% (SOFR +11%), which decreased to 16.17% (SOFR + 11%) as of  September 30, 2024.

A maximum of $1,000 of the borrowings under the Note Payable are secured by substantially all of the assets of Fluent, LLC. This security interest is subordinate to the security interest under the SLR Credit Agreement.

The Note Payable matures on March 31, 2026 and interest is payable quarterly. Scheduled principal amortization of the Note Payable is $250 per quarter, which commenced with the fiscal quarter ended June 30, 2024, but was subsequently paid upon receipt of the invoice from FDR and applied as of July 17, 2024.

Convertible Notes, with related parties

On August 19, 2024, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with certain of the Company's officers and directors and the largest stockholder (the "Purchasers") to sell convertible subordinated promissory notes (the "Convertible Notes") in aggregate principal amount of $2,050. The Convertible Notes mature on April 2, 2029, and bear interest at 13% per annum payable quarterly in kind or may be paid in cash (subject to payment conditions in the Subordination Agreement (as defined below)) beginning December 31, 2024. Subject to certain payment conditions in the Subordination Agreement, the Company may prepay the Convertible Notes in whole or in part at any time upon ten days’ written notice, provided that no prepayment will be permitted prior to stockholder approval without the consent of the applicable holder.

Each holder of the Convertible Notes is entitled to convert the Conversion Amount (as defined below) into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $3.01 and (ii) the greater of (A) the consolidated closing bid price of the Company's Common Stock as reported on Nasdaq on the applicable conversion date and (B) $1.00, in each case subject to adjustments for stock splits, recapitalizations and the like. However, the applicable conversion price will in no event be lower than the price established by clause (ii) above unless and until the Company's stockholders have approved matters related to the issuance of common stock upon conversion of the Convertible Notes. The "Conversion Amount" is the sum of all or any portion of the outstanding principal amount of the Convertible Note, as designated by the holder upon exercise of its right of conversion, plus all accrued and unpaid interest. The Convertible Notes are subject to additional limits on conversion until stockholder approval is obtained, including an aggregate limit on the number of shares that may be issued upon conversion to 19.99% of the Company’s outstanding shares of common stock and provisions to prevent a change of control as defined in the rules of the Nasdaq Stock Market. The Company has agreed to use its reasonable efforts to secure stockholder approval at such meeting, including providing a recommendation for approval by the Company’s board of directors. Holders of the Convertible Notes will be permitted to vote on such stockholder approval, but may not vote any shares obtained from conversion of the Convertible Notes prior to such vote. No underwriting discounts or commissions were paid with respect to the Convertible Notes.

In connection with the Second Amendment and the Securities Purchase Agreement, the Company and SLR entered into a Second Amendment Subordination Agreement with each purchaser of the Convertible Notes on August 19, 2024 (the "Subordination Agreements"). The Subordination Agreements confirm the subordinated nature of the Convertible Notes and restrict payments to and remedies of the holders of the Convertible Notes for so long as the SLR Credit Agreement has indebtedness outstanding. The Subordination Agreements provide that the Company may not make any payment of principal or interest on the Convertible Notes unless certain conditions are met.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The Convertible Notes are accounted for at fair value due to the election of the fair value option ("FVO") in accordance with ASC 825, Financial Instruments ("ASC 825"). Within ASC 825, the FVO can be elected for debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the FVO election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

Within ASC 825-10-45-5, the estimated fair value adjustments are recognized as a component of other comprehensive income with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) within the consolidated statement of operations. As then provided by ASC 825-10-50-30(b), the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the consolidated statements of operations, as the Company concluded that the change in fair value of the Convertible Notes was not attributable to instrument specific credit risk. The Company then elected to not present the interest expense for the Convertible Notes separately.

The initial fair value was determined to be greater than the principal balance of the Convertible Notes. The Company noted that the transaction was entered into with certain of the Company's officers and directors and the largest stockholder and was required under the Second Amendment for liquidity needs. Further, the Company reviewed the valuation and determined it was appropriate. As a result, based on ASC 825-10, the Company recorded a day one unrealized loss on the Convertible Notes of $2,110.

As of September 30, 2024, the principal balance of the Convertible Notes was $2,050, with a fair value of $4,860. The Company recognized an additional increase in fair value of $700 for the three and nine months ended September 30, 2024, which was recognized as after current period other income (loss) from operations. For the three and nine months ended September 30, 2024, accrued interest was paid in kind.

Maturities

As of September 30, 2024, scheduled future maturities of the Company's debt are as follows, not reflective of the debt being accelerated as noted in Note 1:

Year	September 30, 2024
Remainder of 2024	$5,420
2025	1,000
2026	250
2027	—
2028	—
2029	29,616
Total maturities	$36,286

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

6. Fair Value Measurement

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

As of September 30, 2024, the Company regards the fair value of its long-term debt to approximate its carrying value.

The following tables present the Company’s fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Restricted cash	$1,255	—	—	$—	—	—
Liabilities:
Long term debt, net(1)	—	34,236	—	—	30,488	—
Convertible Notes, with related parties	—	—	4,860	—	—	—
Contingent consideration in connection with TAPP consolidation(2)	—	—	958	—	—	1,950
Consideration for True North Sale(3)	—	489	—	—	—	—

(1)	Inclusive of the credit facilities and notes payable. The debt fair value does not include debt issuance costs or debt discount. See Note 5, Long-term debt, net.
(2)	Balance recorded in prepaid and other expenses and other non-current assets with changes to the balance as a result of adjustment of the fair value related to the initial discount rate and payments made. See Note 12, Variable Interest Entity, for initial assumptions of the fair value.
(3)	Relates to the remaining net working capital and contribution margin owed based upon a discounted rate of average borrowing rates over the expected time frame to be earned. See Note 12, Variable Interest Entity.

Convertible Notes, with related parties

The Company issued the Convertible Notes on August 19, 2024 and elected the fair value option, see Note 5, Long-term debt, net. The following is a reconciliation of the fair value from the issuance date of such notes to September 30, 2024:

Amount
Fair value as of August 19, 2024	$4,160
Loss on change in fair value reported in the consolidated statement of operations	700
Fair value as of September 30, 2024	$4,860

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

As the Convertible Notes mature on April 2, 2029, and bear interest at 13% per annum paid in kind but may be converted into shares of the Company’s common stock ( the "call option"), the estimated fair value is computed as the sum of (a) the present value of the expected interest and principal payments using the discounted cash flow method based on an estimated discount rate and (b) the fair value of the call option computer using the Black-Scholes model. Both approaches are based on the following assumptions:

Assumptions	September 30, 2024
Face value of principal payable	$2,050
Strike price	3.01
Value of common stock	3.66
Expected term (years)	4.5
Volatility	79.0%
Risk free rate	3.8%
Discount rate	16.8%

Contingent Consideration

In connection with the contingent consideration received related to the consolidation of TAPP, the Company had to determine the fair value of the identified assets acquired and liabilities assumed. The Company determined that the estimated fair value of the net assets acquired, excluding the net working capital, was a Level 3 measurement, as certain inputs to determine fair value were unobservable. See Note 12, Variable Interest Entity.

Amount
Fair value as of December 31, 2023	$1,950
Payment for annual bonus	(1,083)
Adjustment to compensation expense	91
Fair value as of September 30, 2024	$958

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of September 30, 2024, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be a Level 3 measurement, as certain inputs used to determine fair value are unobservable. See Note 4, Goodwill.

7. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate ("AETR"). The Company updates its estimated AETR on a quarterly basis and, if the estimate changes, a cumulative adjustment is made.

As of  September 30, 2024 and December 31, 2023, the Company recorded a full valuation allowance against net deferred tax assets and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded. However, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the nine months ended September 30, 2024, the Company's effective income tax rate of 0.4% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the nine months ended September 30, 2023, the Company's effective income tax rate of 0.9% primarily represents the projected federal and state cash tax expense expected to result in taxable income for full-year 2023 after the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses, offset by the benefit of federal research and development credits on expected federal cash tax expense.

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

As of  September 30, 2024 and December 31, 2023, the balance of unrecognized tax benefits was $1,480. If the Company's tax positions are ultimately sustained, the Company's liability would be reduced by $1,480, all of which would impact the Company's tax provision. As of September 30, 2024, the Company has not accrued any interest or penalties with respect to its uncertain tax positions.

The Company is reasonably certain that all of its uncertain tax positions will reverse within the next twelve months due to the closing of the statute of limitations.

8. Equity

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

As of  September 30, 2024 and December 31, 2023, the number of issued shares of common stock was 17,645,368 and 14,384,936, respectively, which included shares of treasury stock of 768,595 and 768,595, respectively.

For the nine months ended September 30, 2024, the increase in the number of issued shares of common stock was the result of the exercise of 2,955,084 shares related to the warrants, as described below, and 305,348 shares of common stock issued upon vesting of RSUs, in which no shares of common stock were withheld to cover statutory taxes upon such vesting.

Treasury stock

As of  September 30, 2024 and December 31, 2023, the Company held shares of treasury stock of 768,595 and 768,595, respectively, with a cost of $11,407 and $11,407, respectively.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The Company's share-based incentive plans allow employees the option to either make a cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the nine months ended September 30, 2024, no shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose. See Note 9, Share-based compensation.

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

As of September 30, 2024, all of the Pre-Funded Warrants had been exercised. The issuance of the shares upon exercise of the Pre-Funded Warrants was made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933 as amended.

The settlement of the Pre-Funded Warrants was reflected in the Company's stockholder's equity within common stock and additional paid-in-capital as of September 30, 2024. In accordance with ASC 815-40, Derivatives and Hedging, a contract is classified as an equity agreement if it is both indexed to its own stock and classified in stockholder's equity in its financial position. The Pre-Funded Warrants met the requirements of being classified as equity because (i) they had a fixed share limit and the Company had sufficient authorized and unissued shares, (ii) they required physical or net share settlement, and (iii) no cash payments or settlement top-off was required by the Company.

9. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 2,570,421 shares of the Company's common stock. As of September 30, 2024, the Company had 488,254 shares of common stock available for grants pursuant to the 2022 Plan, which includes 262,517 shares of common stock previously available for issuance under the 2018 Stock Incentive Plan.

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

As of September 30, 2024, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met, and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$16.86	$9.48	$8.76	$26.04
Fair value higher range	$17.16	$9.66	$8.94	$26.58
Exercise price	$28.32	$15.36	$13.98	$37.98
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

On September 9, 2024, the Compensation Committee of the Company's Board of Directors approved the grant of stock options to the Company's Chief Financial Officer in connection with his employment agreement. Subject to continuing service, 50% of the shares subject to these stock options will vest when the average closing price of the Company's common stock is equal to three times the exercise price of the option for ten consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest when the average closing price of the Company's common stock is equal to five times the exercise price of the option for ten consecutive trading days. Notwithstanding the foregoing, the options will immediately vest upon the occurrence of certain conditions such as a change in control. The fair value of the stock option granted was estimated at the trading day of the date of the grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair value for the award is summarized below:

Issuance Date	September 9, 2024
Fair value lower range	$—
Fair value higher range	$15.59
Exercise price	$2.75
Expected term (in years)	3.0 - 4.3
Expected volatility	65%
Dividend yield	—%
Risk-free rate	3.7%

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the nine months ended September 30, 2024, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2023	302,333	$25.68	5.4	$—
Granted(1)	136,667	3.06	9.8	114
Exercised	—	—	—	—
Forfeited	(41,333)	—	—	—
Outstanding as of September 30, 2024	397,667	$21.74	5.8	$114
Options exercisable as of September 30, 2024	249,001	$25.78	4.6	$—

(1) Balance includes the stock options granted on June 3, 2024 to one employee of the Company totaling 16,667 that vest equally over four annual installments and are exercisable for ten years after the grant date.

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the nine months ended September 30, 2024, the unvested balance of stock options was as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2023	123,833	$29.72	5.4
Granted(1)	136,667	3.06	9.8
Forfeited	(6,000)	—	—
Vested	(105,834)	—	—
Unvested as of September 30, 2024	148,666	$5.66	9.6

(1) Balance includes the stock options granted on June 3, 2024 to one employee of the Company totaling 16,667 that vest equally over four annual installments and are exercisable for ten years after the grant date.

Compensation expense recognized for stock options was $4 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $5 and $0 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $264 of unrecognized share-based compensation with respect to outstanding stock options.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Restricted stock units and restricted stock

For the nine months ended September 30, 2024, details of unvested RSU activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2023	731,538	$25.95
Granted	697,211	3.62
Vested and delivered	(305,348)	10.40
Withheld as treasury stock (1)	—	—
Vested not delivered (2)	3,833	10.60
Forfeited	(133,611)	11.59
Unvested as of September 30, 2024	993,623	17.40

(1)

As discussed in Note 8, Equity, the treasury stock was related to shares withheld to cover statutory withholding taxes upon the delivery of shares following the vesting of RSUs. As of September 30, 2024, there were 768,595 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the nine months ended September 30, 2024, there was a change in the vested not delivered balance due to a net 568 shares that were deferred due to timing of delivery of certain shares, along with 3,265 shares that elected deferred delivery. As of September 30, 2024, 286,099 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs of $466 and $982 for the three months ended September 30, 2024 and 2023, respectively, and $1,517 and $3,090 for the nine months ended September 30, 2024 and 2023, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of September 30, 2024, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $2,734, which is expected to be recognized over a weighted average period of 2.1 years.

For the three and nine months ended September 30, 2024 and 2023, share-based compensation for the Company's stock options, RSUs, and common stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	22	$123	$163	$419
Product development	74	158	174	485
General and administrative	364	680	1,146	2,114
Share-based compensation expense	460	961	1,483	3,018
Capitalized in intangible assets	10	21	39	72
Total share-based compensation	$470	$982	$1,522	$3,090

As of September 30, 2024 and December 31, 2023, the Company recorded a liability of $29 and $22, respectively, related to PSUs that are to be settled in cash.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

10. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the CODM, in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). As of  September 30, 2024, the Company had two operating segments and two corresponding reporting units, "Fluent" and "All Other," and one reportable segment. "Fluent," for the purposes of segment reporting, represents the consolidated operating results of the Company excluding "All Other." "All Other" represents the operating results of AdParlor, LLC and is included for purposes of reconciliation of the respective balances below to the consolidated financial statements.

Summarized financial information concerning the Company's segments for the three and nine months ended September 30, 2024 and 2023 are shown in the following tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fluent segment revenue(1):
United States	$42,674	$44,041	$117,644	$127,149
International	19,460	20,060	63,233	92,199
Fluent segment revenue	$62,134	$64,101	$180,877	$219,348
All Other segment revenue(1):
United States	$2,382	$2,138	$8,339	$6,290
International	—	—	—	—
All Other segment revenue	$2,382	$2,138	$8,339	$6,290
Segment EBITDA
Fluent segment EBITDA	$(1,700)	$(28,879)	$(10,590)	$(47,773)
All Other segment EBITDA	181	(2,397)	(122)	(2,463)
Total EBITDA	(1,519)	(31,276)	(10,712)	(50,236)
Depreciation and amortization	2,369	2,658	7,507	8,112
Total loss from operations	$(3,888)	$(33,934)	$(18,219)	$(58,348)

(1) Revenue aggregation is based upon location of the customer.

	September 30,	December 31,
	2024	2023
Total assets:
Fluent	$84,873	$97,629
All Other	11,072	14,238
Total assets	$95,945	$111,867

As of September 30, 2024, long-lived assets are all located in the United States.

For the nine months ended  September 30, 2024, 20% of the Company's consolidated revenue was earned from customers located in Israel.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

11. Contingencies

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

On January 28, 2020, the Company received a Civil Investigative Demand from the Federal Trade Commission ("FTC") regarding compliance with the FTC Act and the Telemarketing Sales Rule. On October 18, 2022, the FTC staff sent the Company a draft complaint and proposed consent order seeking injunctive relief and a civil monetary penalty. On January 12, 2023, the Company made an initial proposal of $5,000 for the civil monetary penalty contingent on successful negotiation of the remaining outstanding terms. The Company accrued the same amount for the year ending December 31, 2022. On  May 26, 2023, the Company agreed to the terms of a Stipulated Order for Permanent Injunction, Monetary Judgment, Civil Penalty Judgment, and Other Relief (the "FTC Consent Order"). The FTC Consent Order imposed a civil penalty of $2,500, required additional changes to the Company's employment opportunities marketplace and programmatic advertising business, and resulted in the implementation of compliance measures across the business. On July 17, 2023, the FTC filed its Complaint for Civil Penalties, Permanent Injunction, Monetary Relief, and Other Relief and, together with the Company, filed a Joint Motion for Entry of Proposed Stipulated Order in the United States District Court for the Southern District of Florida. The FTC Consent Order was entered by the Court on August 11, 2023, and the escrow funds were released on August 15, 2023. On August 12, 2024, the Company filed its required compliance report. The Company maintains insurance policies that cover certain legal costs, which include those incurred related to the FTC inquiry.

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

The Company was involved in a Telephone Consumer Protection Act class action, Daniel Berman v. Freedom Financial Network, which was originally filed in 2018. On May 31, 2023, the parties entered into an Amended Class Action Settlement Agreement (the "Berman Settlement Agreement"), which included injunctive provisions and payment to plaintiffs of $9,750 for legal fees and a consumer redress fund, of which the Company was responsible for $3,100 due upon final approval of the settlement. That amount had been accrued as of December 31, 2022. On July 28, 2023, the Court preliminarily approved the Berman Settlement Agreement. The final approval of the Berman Settlement Agreement was filed on February 23, 2024. To satisfy its obligations under the Berman Settlement Agreement, the Company made a cash payment of $1,100 on March 15, 2024 and entered into the $2,000 Note Payable provided by co-defendant, FDR, as discussed in Note 5, Long-term debt, net.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

True North

On  May 1, 2024, the Company and Caspian Ventures, LLC ("Caspian") entered into a membership interest purchase agreement pursuant to which the Company conveyed 100% of the membership interests of True North Loyalty, LLC and its direct and indirect subsidiaries (collectively, "True North") to Caspian (the "True North Conveyance"). True North is a subscription-based business that utilizes call center operations and other media channels to market third-party recurring revenue services to consumers. The deemed fair value of the consideration received was $989, which consisted of (i) the forgiveness of a $500 deferred payment owed by the Company in connection with the True North Acquisition on  January 1, 2022, (ii) a share of the True North contribution margin after the closing until the Company has received an amount equal to the closing net working capital of approximately $168, and (iii) a continued share of the True North contribution margin of an additional amount at fair value of $321. The True North founder who entered into an employment agreement in connection with the True North Acquisition has remained an employee of the Company after the closing of the True North Conveyance. It was determined that True North did not meet the discontinued operations criterion under ASC 205-20, Discontinued Operations.

In accordance with ASC 810, Consolidation ("ASC 810"), the Company determined that True North was a VIE based upon the receivable for the consideration to be received. Initially, as the majority membership owner of Caspian remained a full-time employee of the Company and had the power to unilaterally make significant decisions at True North, it was determined that the Company was the primary beneficiary of Caspian and therefore should consolidate Caspian's operations going forward, under the de facto agent guidance. As a result, no gain or loss was to be recognized on the True North Conveyance. On September 1, 2024, Caspian’s operating agreement was amended to require the consent of multiple members rather than a majority interest for major decisions. As a result, the Company determined that it was no longer the primary beneficiary, and under ASC 810, True North was no longer consolidated as of September 1, 2024. No gain or loss was recognized for the three months ended  September 30, 2024. The Company will have no continued business relationship with True North apart from receiving the remaining consideration owed by True North.

The Company’s total exposure to True North consists solely of the carrying amount of the receivable related to the True North Conveyance which is recorded as other non-current assets totaling $489 as of  September 30, 2024.

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

Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company") is an industry leader in digital marketing services. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach. We access these consumers through both our owned and operated digital media properties and Commerce Media Solutions marketplace. Since the beginning of 2023, we delivered data and performance-based customer acquisition services for over 500 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

We attract consumers at scale to our owned and operated digital media properties primarily through promotional offerings where they are rewarded for completing activities within the platforms. When registering on our sites, consumers provide their name, contact information, and opt-in permission to present them with relevant offers on behalf of our clients. Approximately 90% of these users engage with our media on their mobile devices or tablets.

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

We also operate our Commerce Media Solutions platform on partner sites where we embed our proprietary ad-serving technology to identify and acquire additional consumers for our advertiser clients. Our technology is integrated at key moments in the consumer experience to capitalize on high engagement and improve conversion. For example, our Adflow product connects our advertisers to consumers on e-commerce websites after check-out. These syndicated Commerce Media Solutions generate meaningful income for our media partners, while driving high-quality customer acquisition for our advertiser clients. In contrast to the media agreements we enter into to attract users to our owned and operated websites, which can be paused or cancelled on short notice, we sign agreements with media partners for our Commerce Media Solutions platform with terms of at least one year and up to five years. We typically remunerate our media partners on a revenue share and/or impression basis.

Additionally, we operate a call center-supported performance marketplace that provides live call-based performance campaigns to help clients increase engagement and in some cases sell products and services directly on behalf of our clients. The call solutions marketplace serves clients across an array of industries but has had a heavy focus on the health insurance sector.

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We solicit our users' consent to be contacted by us and/or our advertisers via various contact methods including email, telephone, SMS/text, and push messaging. We then leverage their self-declared data in our array of performance offerings primarily in two ways: (1) to serve advertisements that we believe will be relevant to users based on the information they provide when they engage on our sites or other partner sites through our syndicated performance marketplaces and (2) to provide our clients with users' contact information so that such clients may communicate with them directly. We may also leverage our existing technology and database to drive new revenue streams, including utilization-based models (e.g., programmatic advertising).

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

Third Quarter Financial Summary

Three months ended September 30, 2024, compared to three months ended September 30, 2023:

•	Revenue decreased 3% to $64.5 million, compared to $66.2 million
•	Net loss was $7.9 million, or $0.48 per share, compared to net loss of $33.6 million or $2.43 per share
•

Gross profit (exclusive of depreciation and amortization) decreased 3% to $15.7 million, representing 24% of revenue for the three months ended September 30, 2024, from $16.1 million, representing 24% of revenue for the three months ended September 30, 2023

•

Media margin decreased 6% to $18.2 million, representing 28.1% of revenue for the three months ended September 30, 2024, from $19.3 million, representing 29.2% of revenue for the three months ended September 30, 2023

•	Adjusted EBITDA was negative $0.1 million, compared to negative $1.7 million
•	Adjusted net loss was $3.7 million, or $0.22 per share, compared to adjusted net loss of $4.1 million, or $0.30 per share

Nine months ended September 30, 2024, compared to nine months ended September 30, 2023:

•	Revenue decreased 16% to $189.2 million, compared to $225.6 million
•	Net loss was $25.8 million, or $1.75 per share, compared to $61.3 million or $4.46 per share
•

Gross profit (exclusive of depreciation and amortization) decreased 19% to $46.9 million, representing 25% of revenue for the nine months ended September 30, 2024, from $57.7 million, representing 26% of revenue for the nine months ended September 30, 2023

•

Media margin decreased 17% to $56.0 million, representing 29.6% of revenue for the nine months ended September 30, 2024, from $67.2 million, representing 29.8% of revenue for the nine months ended September 30, 2023

•	Adjusted EBITDA was negative $3.9 million, compared to positive $4.3 million
•	Adjusted net loss was $15.2 million, or $1.03 per share, compared to $6.8 million, or $0.49 per share

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

Starting in 2022, we increased our spend with major digital media platforms, revised our bidding strategies for affiliate traffic, and developed partnerships to expand traffic from social media platforms, including the growing influencer sector. We have pursued strategic initiatives that enable us to grow revenue with existing user traffic volume by attracting users to our owned media properties via email and SMS messages. In addition, we have focused on improved monetization of consumer traffic through improved customer relationship management and internal capabilities that allow us to re-engage consumers who have registered on our owned media properties. Through these initiatives, our business has become less dependent on the volume of users to generate revenue growth.

We believe that significant value has been, and will continue to be, created by improving the quality of traffic and value of consumers sourced to our media properties and commerce media marketplace. Increased user participation rates lead to higher conversion rates, resulting in increased monetization, and ultimately increased revenue and media margin. Media margin, a non-GAAP measure, is the portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue.

Since 2022, however, we have experienced challenges growing traffic volume to our owned and operated properties, primarily due to the FTC inquiry and subsequent FTC Consent Order that tightened our standards for media sourcing and put us at a competitive disadvantage versus the market. Other factors that affected our traffic volume have included the volatility of affiliate supply sources, changes in search engine algorithms, and email and text message blocking algorithms. In response to these challenges, we have invested in strategic and internal efforts to secure additional traffic from the growing influencer sector and to expand our ad network beyond our owned and operated marketplaces to new syndicated commerce media marketplaces. The mix and profitability of our media channels, strategies, and partners is likely to continue to be dynamic and reflect evolving market trends and the regulatory environment.

Advertiser Trends & Seasonality

We deliver data and performance-based marketing executions to our clients across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment. In 2023, we experienced slowdowns in certain sectors of the Media & Entertainment, Staffing & Recruitment, and Financial Products & Services industries. Both data and performance-based spend has continued to be challenged in 2024 by general economic uncertainty. In the first nine months of 2024 revenue declined due to media supply challenges in our owned and operated marketplaces and regulatory pressure on the insurance sector in our call solutions marketplace. In the fourth quarter of 2024, we expect that growth of our Commerce Media Solutions business will partially or completely offset the year over year revenue decline related to media supply challenges in our owned and operated marketplaces and within our AdParlor unit.

To offset individual advertiser pull-back, we continue to work with select advertisers to define high performing consumer segments and strategically price paid conversions to help clients drive higher ROAS. This initiative has driven increased budgets from clients across the Media & Entertainment industry, which represents a large component of our revenue mix.

Additionally, our performance is subject to fluctuations as a result of seasonality and cyclicality in our clients' businesses and fluctuations in media sources. Specifically, our retail specific media partners in our commerce media marketplace and our call solutions business that benefits from Medicare open enrollment period experience increased volume in the fourth quarters. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

We believe the fourth quarter of 2024 will continue to be characterized by tepid economic conditions and potential media supply uncertainty in the owned and operated marketplaces. To confront these headwinds, we are continuing to invest into securing additional media partners for our commerce media marketplace and diversify our client base. We also continue to develop our "ROAS program" across additional segments of advertisers in an effort to gain additional budget allocations and further improve our user monetization.

Business Practices & Compliance

We have continued to be affected by slowed economic conditions and the impacts of the FTC Consent Order (the "FTC Consent Order") (as described in Note 11, Contingencies, in the Notes to the consolidated financial statements) on our owned and operated marketplaces and programmatic advertising business. The industry-leading compliance measures we implemented on our owned and operated marketplaces continue to negatively impact our revenues and media margin. Although we have not yet experienced it, we continue to believe that the increased regulatory scrutiny on the broader industry will eventually eliminate the advantage that less compliance-focused competitors currently benefit from, enabling us to recapture market share.

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

Please see Item 1A. Risk Factors in the 2023 Form 10-K —"Economic or political instability could adversely affect our business, financial condition, and results of operations," and "We are exposed to credit risks from our clients, and we may not be able to collect on amounts owed to us", for further discussion of the possible impact of unfavorable conditions on our business.

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

Adjusted EBITDA is defined as net income (loss), excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) loss on early extinguishment of debt, (6) accrued compensation expense for Put/Call Consideration, (7) goodwill impairment, (8) impairment of intangible assets, (9) loss (gain) on disposal of property and equipment, (10) fair value adjustment of Convertible Notes, (11) acquisition-related costs, (12) restructuring and other severance costs, and (13) certain litigation and other related costs.

Adjusted net income (loss) is defined as net income (loss), excluding (1) share-based compensation expense, (2) loss on early extinguishment of debt, (3) accrued compensation expense for Put/Call Consideration, (4) goodwill impairment, (5) impairment of intangible assets, (6) loss (gain) on disposal of property and equipment, (7) fair value adjustment of Convertible Notes, (8) acquisition-related costs, (9) restructuring and other severance costs, and (10) certain litigation and other related costs. Adjusted net income (loss) is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2024 and 2023, which we believe is the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	2024	2023
Revenue	$64,516	$66,239	$189,216	$225,638
Less: Cost of revenue (exclusive of depreciation and amortization)	48,861	50,148	142,318	167,960
Gross profit (exclusive of depreciation and amortization)	$15,655	$16,091	$46,898	$57,678
Gross profit (exclusive of depreciation and amortization) % of revenue	24%	24%	25%	26%
Non-media cost of revenue (1)	2,505	3,229	9,066	9,510
Media margin	$18,160	$19,320	$55,964	$67,188
Media margin % of revenue	28.1%	29.2%	29.6%	29.8%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net loss for the three and nine months ended September 30, 2024 and 2023, which we believe is the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net loss	$(7,944)	$(33,627)	$(25,847)	$(61,319)
Income tax expense (benefit)	(35)	(1,243)	98	551
Interest expense, net	1,281	936	3,711	2,420
Depreciation and amortization	2,369	2,658	7,507	8,112
Share-based compensation expense	460	961	1,490	2,958
Loss on early extinguishment of debt	—	—	1,009	—
Goodwill impairment	—	29,705	1,261	55,405
Impairment of intangible assets	—	—	980	—
Fair value adjustment of Convertible Notes, with related parties	2,810	—	2,810	—
Acquisition-related costs(1)	443	516	1,250	1,701
Restructuring and other severance costs	545	(24)	1,821	456
Certain litigation and other related costs	—	(1,624)	—	(5,982)
Adjusted EBITDA	$(71)	$(1,742)	$(3,910)	$4,302

(1)

Balance includes compensation expense related to non-competition agreements and earn-out expense incurred as a result of business combinations (see Note 12, Variable Interest Entity, in the Notes to the consolidated financial statements). The earn-out expense was $30 and ($21) for the three months ended September 30, 2024 and 2023, respectively, and $167 and $89 for the nine months ended September 30, 2024 and 2023, respectively.

Below is a reconciliation of adjusted net loss and adjusted net loss per share from net loss for the three and nine months ended September 30, 2024 and 2023, which we believe is the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net loss	$(7,944)	$(33,627)	$(25,847)	$(61,319)
Share-based compensation expense	460	961	1,490	2,958
Loss on early extinguishment of debt	—	—	1,009	—
Goodwill impairment	—	29,705	1,261	55,405
Impairment of intangible assets	—	—	980	—
Fair value adjustment of Convertible Notes, with related parties	2,810	—	2,810	—
Acquisition-related costs(1)	443	516	1,250	1,701
Restructuring and other severance costs	545	(24)	1,821	456
Certain litigation and other related costs	—	(1,624)	—	(5,982)
Adjusted net loss	$(3,686)	$(4,093)	$(15,226)	$(6,781)
Adjusted net loss per share:
Basic	$(0.22)	$(0.30)	$(1.03)	$(0.49)
Diluted	$(0.22)	$(0.30)	$(1.03)	$(0.49)
Weighted average number of shares outstanding:
Basic	16,452,273	13,813,423	14,783,253	13,751,910
Diluted	16,452,273	13,813,423	14,783,253	13,751,910

(1)	Balance includes compensation expense related to non-competition agreements and earn-out expense incurred as a result of business combinations (see Note 12, Variable Interest Entity, in the Notes to the consolidated financial statements). The earn-out expense was $30 and ($21) for the three months ended September 30, 2024 and 2023, respectively, and $167 and $89 for the nine months ended September 30, 2024 and 2023, respectively.

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

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under U.S. GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain litigation and other related costs associated with legal matters outside the ordinary course of business, including costs and accruals related to matters as described below (see Note 11, Contingencies, in the Notes to the consolidated financial statements). We consider items one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. There were no adjustments for one-time items in the periods presented in this Quarterly Report on Form 10-Q.

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

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$64,516	$66,239	(3%)	$189,216	$225,638	(16%)

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

For the three months ended September 30, 2024 and 2023, revenue was comprised of owned and operated marketplaces $43.5 million and $53.1 million, Commerce Media Solutions $10.4 million and $2.3 million, and other streams $10.6 million and $10.8 million, respectively. The decrease in owned and operated revenue was primarily attributable to a challenging macro-economic environment and a decrease in media supply resulting from changes in our business practices to comply with the FTC Consent Order, which in effect drove a reduction in spend from key clients in the Media & Entertainment and Staffing & Recruitment sectors. It was further negatively impacted by the enormous social media advertising spend driven by the US Presidential election, which started in late August and impacted our ability to buy media at acceptable margins for our demand. Partially offsetting that decline, our Commerce Media Solutions business added long-term contracts with new media partners which drove revenue up in the Retail & Consumer sector. Within our other streams, our call solutions business also grew based on increased demand from the healthcare sector, offset by a decrease related to the True North business we exited in the second quarter of 2024. Although we have seen stabilization in owned and operated media supply, we expect year-over-year declines in that marketplace to continue; however, we expect such declines to be offset by the continued growth of Commerce Media Solutions.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

For the nine months ended September 30, 2024 and 2023, revenue was comprised of owned and operated marketplaces $130.2 million and $185.8 million, Commerce Media Solutions $24.0 million and $3.5 million, and other streams $35.0 million and $36.3 million, respectively. The decrease in owned and operated revenue and increase in Commerce Media Solutions were mainly attributable to the items noted above. The decrease in other streams was related an increase in AdParlor offset by the decrease related to the True North business we exited in the second quarter of 2024.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Cost of revenue (exclusive of depreciation and amortization)	$48,861	$50,148	(3%)	$142,318	$167,960	(15%)

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

For the three months ended three months ended September 30, 2024 and 2023, cost of revenue (exclusive of depreciation and amortization) consisted mainly of owned and operated media and fulfillment costs of $34.0 million and $40.3 million, Commerce Media Solutions media cost of $6.9 million and $2.1 million, media and enablement costs related to our other revenue streams of $6.9 million and $6.8 million, and indirect costs of revenue of $1.1 and $0.9 million, respectively. Our owned and operated cost of revenue primarily consists of media and related costs associated with acquiring traffic from third-party publishers, digital media platforms, and influencers for our owned and operated websites and fulfillment costs related to rewards earned by consumers. The decrease in owned and operated media cost was largely attributable to the challenges in acquiring media due to changes in our business practices to comply with the FTC Consent Order. Our Commerce Media Solutions cost of revenue consists of fees and revenue share payments made to media partners for revenue generated on their properties. The increase in cost of revenue in the Commerce Media Solutions was driven by increased media from new media partners added over the period. The increase in cost of revenue for other revenue streams, which includes, in addition to media costs, enablement costs and tracking costs related to our consumer data associated with our call centers, was attributable to these added costs needed to support the increased demand from the healthcare sector offset by a decrease related to our exit from the True North business in the second quarter of 2024. Indirect costs of revenue increased as a result of escalated hosting costs.

For the three months ended September 30, 2024 the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue remained consistent at 76% compared to 76% for the three months ended September 30, 2023.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

For the nine months ended September 30, 2024 and 2023,  cost of revenue (exclusive of depreciation and amortization) consisted mainly of owned and operated media and fulfillment costs of $100.6 million, and $137.1 million, Commerce Media Solutions media cost of $16.5 million and $4.0 million, media and enablement costs related to other revenue streams of $22.0 million and $24.0 million, and indirect costs of $3.2 million and $2.9 million, respectively. The decrease in owned and operated costs and increase in Commerce Media Solutions costs were attributable to the items noted above. The decrease in all other streams was related to the True North business we exited in the second quarter of 2024, partly offset by an increase associated with our call centers, as noted above. The increase in indirect costs was also due to the reason noted above.

For the nine months ended September 30, 2024, the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue increased minimally to 75% compared to 74% for the nine months ended September 30, 2023.

In the normal course of executing paid media campaigns to source consumer traffic, we regularly evaluate new channels, strategies, and partners. For the three and nine months ended September 30, 2024, owned and operated digital media spend continued to be a mix of affiliate traffic, paid media from major digital platforms, influencer activations, and inventory from strategic media partners. Traffic acquisition costs incurred with the major digital media platforms have historically been higher than affiliate traffic sources and the mix and profitability of our media channels, strategies, and partners reflect evolving market dynamics, the impact of our Traffic Quality Initiative, and the increased compliance obligations from the FTC Consent Order. As we evaluate and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or direct a modification of the practices of such sources which could reduce profitability. We believe improved traffic quality is the foundation to support sustainable long-term growth and position us as an industry leader. Past levels of cost of revenue (exclusive of depreciation and amortization) are not indicative of future costs, which may increase or decrease as a percentage of revenue as these uncertainties in our business play out.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$3,983	$4,426	(10%)	$13,400	$13,454	(0%)

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

For the three months ended September 30, 2024 and 2023, sales and marketing expenses consisted mainly of employee salaries and benefits of $3.3 million and $3.9 million,  restructuring and severance costs of $0.2 million and $0.0 million, advertising costs of $0.2 million and $0.1 million, professional fees of $0.1 million and $0.1 million, and non-cash share-based compensation expense of $0.0 million and $0.1 million, respectively. The decrease in salaries and benefits was primarily due to lower salaries and other employee related costs driven by lower headcount, partly offset by an increase in restructuring costs due to the current year period reductions in workforce, as described below.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

For the nine months ended September 30, 2024 and 2023, sales and marketing expenses consisted mainly of employee salaries and benefits of $11.3 million and $11.4 million, restructuring and severance costs of $0.6 million and $0.1 million,  professional fees of $0.4 million and $0.3 million, advertising costs of  $0.4 million and $0.7 million, travel and entertainment of $0.3 million and $0.3 million, and non-cash share-based compensation expense of $0.2 million and $0.4 million, respectively. The relatively consistent sales and marketing was primarily due to the decline of third-party referral fees and lower non-cash share-based compensation due to lower grants and performance, mainly offset by the increase in restructuring costs due to the current year period reductions in workforce, as described below, and higher professional fees related to consulting.

Product development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Product development	$4,124	$4,511	(9%)	$13,681	$14,064	(3%)

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

For the three months ended September 30, 2024 and 2023, product development expenses consisted mainly of salaries and benefits of $3.1 million and $3.4 million, professional fees of $0.4 million and $0.3 million, software license and maintenance costs of $0.3 million and $0.5 million, restructuring and severance costs of $0.1 million and $0.0 million, and  non-cash share-based compensation expense of $0.1 million and $0.2 million, respectively. The decrease in salaries and benefits was primarily due to lower salaries and other employee related costs due in part to lower headcount and spend on IT-related vendors, partly offset by an increase in restructuring and severance costs in the current year period due to the reductions in workforce, as described below.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

For the nine months ended September 30, 2024 and 2023, product development expenses consisted mainly of salaries and benefits of $9.8 million and $10.3 million, professional fees of $1.4 million and $1.3 million, software license and maintenance costs of $1.2 million and $1.4 million, restructuring and severance costs of $0.7 million and $0.1 million, and non-cash share-based compensation expense of $0.2 million and $0.5 million, respectively. The decrease in product development expense was primarily due to changes as described above.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
General and administrative	$9,067	$8,725	4%	$28,288	$24,991	13%

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

For the three ended September 30, 2024 and 2023, general and administrative expenses consisted mainly of employee salaries and benefits of $3.9 million and $4.4 million, professional fees of $1.5 million and $2.1 million, office overhead of $1.1 million and $1.0 million, software license and maintenance costs of $0.8 million and $0.7 million, acquisition-related costs of $0.4 million and $0.5 million, non-cash share-based compensation expense of $0.4 million and $0.7 million, and certain litigation and related costs of $0.0 million and a credit of ($1.6) million, respectively. The increase in general and administrative expenses was primarily related to the absence of the credit for certain litigation and related costs due to insurance reimbursements for previously incurred legal fees and lower than expected regulatory settlement and an increase in restructuring or severance costs. This was partially offset by a reduction in salaries and benefits due to lower headcount, a decrease in professional fees, and a decline in share-based compensation expense.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

For the nine months ended September 30, 2024 and 2023, general and administrative expenses consisted mainly of employee salaries and benefits of $12.8 million and $13.9 million, professional fees of $4.9 million and $5.0 million, office overhead of $3.1 million and $3.2 million, software license and maintenance costs of $2.3 million and $1.9 million, acquisition-related costs of $1.2 million and $1.7 million, non-cash share-based compensation expense of $1.1 million and $2.1 million, and certain litigation and related costs of $0.0 million and a credit of ($6.0) million, respectively. The increase in general and administrative expenses was primarily related to the absence of the credit for certain litigation and related costs, which was partially offset by a reduction in salaries and benefits due to lower headcount, a decline in share-based compensation expense, and a decrease in acquisition related costs mainly due to the conveyance of True North, LLC and its direct and indirect subsidiaries.

During the first quarter of 2023 and the first, second, and third quarters of 2024, the Company implemented reductions in the workforce that resulted in the termination of 20, 20, 19, and 29 employees, respectively, following management's determination to more effectively align resources with the Company's strategic initiatives. In connection with the first quarter 2023 reductions, the Company incurred $0.5 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by March 31, 2024. In connection with the first quarter 2024 reductions, the Company incurred $0.7 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by September 30, 2024. In connection with the second quarter 2024 reductions, the Company incurred $0.6 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by December 31, 2024. In connection with the third quarter 2024 reductions, the Company incurred $0.5 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by March 31, 2025.  Apart from these exit-related restructuring costs, these reductions in workforce are expected to result in corresponding reductions in future salary and benefits within sales and marketing, product development, and general and administrative expenses.

Depreciation and amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Depreciation and amortization	$2,369	$2,658	(11%)	$7,507	$8,112	(7%)

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The decrease in depreciation and amortization costs was mainly due to the full amortization of certain intangible assets as compared to the three months ended September 30, 2023.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The decrease in depreciation and amortization costs was driven by the same factors discussed above as compared to the nine months ended September 30, 2023.

Goodwill impairment and write-off of intangible assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Goodwill impairment and impairment of intangible assets	$—	$29,705	(100%)	$2,241	$55,405	(96%)

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The Company recognized no goodwill impairment in the current year period, compared to $29.7 million goodwill impairment loss related to both the Fluent and All Other Reporting Unit for the prior period.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The Company recognized a $1.3 million goodwill impairment in the current year period related to the All Other reporting unit and a $1.0 million impairment on its software developed for internal use related to the Fluent reporting unit and customer relationships related to the All Other reporting unit in the current year period, compared to the goodwill impairment of $55.4 million for the Fluent and All Other Reporting Unit for the nine months ended September 30, 2023.

Interest expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Interest expense, net	$1,281	$936	37%	$3,711	$2,420	53%

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The increase in interest expense was driven by a higher average interest rate on the SLR (as defined herein) term loan in the current year period as compared to the prior period's Citizens Bank, N.A. term loan described below under "Liquidity and Capital Resources" below along with increased loan amortization.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The increase in interest expense was driven by the same factors discussed above.

Fair value adjustment of Convertible Notes with related parties

	Three Months Ended September 30,			As of the Three Months Ended September 30, 2023
(In thousands)	2024	2023	% Change	2024	2023	% Change
Fair value adjustment of Convertible Notes, with related parties	$2,810	$—	100%	$2,810	$—	100%

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The Company recognized $2.8 million of an unrealized loss related to the fair value of Convertible Notes entered into in the current period and therefore none in the prior period.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The Company recognized $2.8 million of an unrealized loss related to the fair value of Convertible Notes, as described above.

Loss on early extinguishment of debt

	Three Months Ended September 30,			As of the Nine Months Ended September 30, 2023
(In thousands)	2024	2023	% Change	2024	2023	% Change
Loss on early extinguishment of debt	$—	$—	—	$1,009	$—	100%

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The Company recognized no loss on early extinguishment of debt in the current year period or prior period.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The Company recognized a $1.0 million loss on early extinguishment of debt related to the Citizens Credit Agreement due on September 30, 2025, as compared to no loss on debt extinguishment in the prior period.

Loss before income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Loss before income taxes	$(7,979)	$(34,870)	(77%)	$(25,749)	$(60,768)	(58%)

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The decline in loss before income taxes of $26.9 million was primarily driven by the decrease in goodwill impairment of $29.7 over the prior year period, a decline in cost of revenue of $1.3 million, and a decrease in operating expenses of $0.5 million driven mainly by the lower reductions in workforce, described above, partly offset by the $2.8 million unrealized loss for the fair value adjustment of the convertible notes and the decrease in revenue of $1.7 million.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The decline in loss before income taxes of $35.0 million was primarily due to a decrease in goodwill impairment of $54.1 over the prior year period and a decline in cost of revenue of $25.6 million, partly offset by a decline in revenue of $36.4 million, an increase in operating expenses of $2.9 million driven mainly by the prior year period legal fee reimbursement and settlement of the FTC inquiry for less than expected, along with the impact of the unrealized loss related to the fair value adjustment of the convertible notes and loss on the early extinguishment of debt.

Income tax (expense) benefit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Income tax (expense) benefit	$35	$1,243	(97%)	$(98)	$(551)	(82%)

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

For the three months ended September 30, 2024, the effective income tax rate of 0.4% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the three months ended September 30, 2023, the Company's effective income tax rate of 3.6% primarily driven by the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses offset by the benefit of federal research and development credits.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

For the nine months ended September 30, 2024, the effective income tax rate of 0.4% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the nine months ended September 30, 2023, the Company's effective income tax rate of 0.9% primarily driven by the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses offset by the benefit of federal research and development credits.

As of September 30, 2024 and 2023, the Company recorded full valuation allowances against its net deferred tax assets. The Company intends to maintain full valuation allowances against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

Net loss

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Net loss	$(7,944)	$(33,627)	(76%)	$(25,847)	$(61,319)	(58%)

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

For the three months ended  September 30, 2024 and 2023,  net loss was  $7.9 million and  $33.6 million, respectively, as a result of the foregoing.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

For the nine months ended September 30, 2024 and 2023, net loss was $25.8 million and $61.3 million, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash (used in) provided by operating activities. For the nine months ended September 30, 2024, net cash used in operating activities was $12.0 million, compared to net cash provided by operating activities of $9.7 million for the nine months ended September 30, 2023. Net loss in the current year period of $25.8 million represents a decrease of $35.5 million, as compared with net loss of $61.3 million in the prior period. Adjustments to reconcile net loss to net cash provided by operating activities of $16.4 million in the current year period decreased by $50.4 million, as compared with $66.8 million in the prior period, primarily due to a goodwill impairment of $1.3 million and intangible impairment of $1.0 million in the current year period as compared to the goodwill impairment of $55.4 million in the prior period, partly offset by the current year period loss on the fair value adjustment of Convertible Notes of $2.8, loss on early extinguishment of debt of $1.0 million, and an increase in amortization of debt. There were changes in assets and liabilities consuming cash of $2.5 million in the current year period, as compared with sourcing of cash of $4.3 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash used in investing activities. For the nine months ended September 30, 2024 and 2023, net cash used in investing activities was $4.7 million and $5.4 million, respectively. The decrease was mainly due to the impact of the 2023 TAPP consolidation, compared to the increase in investment in capitalized software in the current year period.

Cash (used in) provided by financing activities. For the nine months ended September 30, 2024, net cash provided by financing activities was $8.7 million, compared to net cash used in financing activities of $9.4 million for the nine months ended September 30, 2023. The increase was mainly due to the sale of warrants, the net proceeds received from the issuance of the new debt, and the Convertible Notes, which was partly offset by repayment of the prior debt and repayments on the new debt revolver as well as debt financing costs.

As of September 30, 2024, we had noncancelable operating lease commitments of $2.3 million and long-term debt with a $34.2 million principal balance. For the nine months ended September 30, 2024, we funded our operations using available cash.

As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $7.8 million, a decrease of $8.0 million from $15.8 million as of December 31, 2023.

As of September 30, 2024, we were not in compliance with our financial covenants under our credit facility. On April 2, 2024, Fluent, LLC, as Borrower, entered into a credit agreement (as amended, the "SLR Credit Agreement") with the Company and certain subsidiaries of the Borrower as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and the lenders from time to time party thereto. The SLR Credit Agreement provides for a $20.0 million term loan (the "SLR Term Loan") and a revolving credit facility of up to $30.0 million (the "SLR Revolver" and, together with the SLR Term Loan, the "SLR Credit Facility"). We used a portion of the net proceeds of the SLR Credit Facility to repay our then-outstanding obligations under the Citizens Credit Agreement dated March 31, 2021, prior to its maturity. As of September 30, 2024, the SLR Credit Facility had an outstanding principal balance of $32.5 million (of which $12.5 million relates to the SLR Revolver) and matures on April 2, 2029 (the "Maturity Date").

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

On May 15, 2024, we entered into the First Amendment to the SLR Credit Agreement, pursuant to which SLR (1) waived any required prepayments on the SLR Revolver from the proceeds from the Private Placement; (2) required that the Credit Parties (as defined in the SLR Credit Agreement) retain a financial advisor to assist in preparing the Company's projections, (3) increased the minimum excess availability covenant following the Private Placement; (4) amended the definition of borrowing base (as defined in the SLR Credit Agreement); and (5) amended certain post-closing obligations.

We entered into two letter agreements with SLR, one on July 31, 2024, and another on August 14, 2024, pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended June 30, 2024, and the related notice of event of default, to August 21, 2024.

On August 19, 2024, we entered into the Second Amendment to the SLR Credit Agreement, which, among other things, required that we raise $2.0 million in additional capital. To raise the capital, we entered into convertible subordinated notes (See Note 5, Long-term debt, net in the Notes to the consolidated financial statements) raising an aggregate of $2.1 million. In addition, the Second Amendment (1) waived non-compliance with the financial covenants as of June 30, 2024, (2) modified the financial covenants through December 31, 2025, (3) ended a requirement to engage a financial advisor, (4) increased the interest rate margin from 5.25% to 5.75%, and (5) and waived any required prepayments from the proceeds from the convertible subordinated notes financing.

As a result of our economic downward trends as described above in "Advertiser Trends & Seasonality", we updated our projections in the fourth quarter of 2024 to reflect the continued pressure on our operating results. On October 30, 2024, we entered into a letter agreement with SLR, pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended September 30, 2024, and the related notice of event of default, to November 19, 2024. On November 15, 2024, we entered into the Third Amendment to the SLR Credit agreement, which, among other things, required that we raise at least $7.5 million of additional capital by November 29, 2024. In addition, the Third Amendment waived non-compliance with the financial covenants as of September 30, 2024, extended the duration of the call protection applicable to the loans, and modified the cash dominion provisions to remain in effect on an indefinite basis. (See Note 5, Long-term debt, net in the Notes to the consolidated financial statements).

We may voluntarily prepay the SLR Term Loan, in whole or in part, at any time, subject to a premium payable on the aggregate principal amount of any such voluntary prepayments within the first three years following the closing date. There is no principal amortization prior to maturity under the SLR Credit Agreement, except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case, subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments under the SLR Revolver will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the SLR Credit Facility will be due and payable on the Maturity Date, or earlier following a change in control or other event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement currently bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus 5.75% (the "Applicable Margin"). The Applicable Margin will be reduced to 5.0% when our fixed charge coverage ratio is greater than 1.10 to 1. The opening interest rate of the SLR Credit Facility was 10.81% (SOFR + CSA + 5.25%), which increased to 11.03% (SOFR + CSA+5.75%) as of September 30, 2024.

Given the continued challenges we have faced achieving profitability, we made reductions in workforce throughout 2024 and continue to further consider cost reduction measures and focus resources on opportunities that will enable us to meet our projected budget and cash flow requirements. We had divested a non-core business unit (see Note 12, Variable Interest Entity, in the Notes to the consolidated financial statements), transferred another business unit (see Note 3, Intangible assets, net in the Notes to the consolidated financial statements), and are reviewing other business units to determine the impact of potential divestments.

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

Based on current projections, we expect to be in compliance with the new financial covenants for each of the quarters in the twelve months following the issuance date of this Quarterly Report on Form 10-Q. However, we have not met our projections for certain recent quarters, so there can be no assurance that we will meet our projections in the future. If during any fiscal quarter, we do not comply with any of our financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities.Additionally, if we fail to raise capital in at least the amount required under the Third Amendment by November 29, 2024, such failure would also result in an event of default that would give SLR the right to accelerate maturities. In such case, we would not have sufficient funds to repay the SLR Term Loan and the SLR Revolver (as described above). In addition, even if we are able to raise capital as required by the Third Amendment, there is no assurance that such capital plus borrowing base on the SLR Revolver will be sufficient to fund operations over the next twelve months. If needed, we will consider implementing other cost saving measures, but there is no guarantee that such plans would be successfully executed or have the expected benefits. As a result, management concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date of this Quarterly Report on Form 10-Q.

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

As disclosed in Note 3, Intangible assets, net, we conducted an interim test of recoverability of its long-lived assets for the three months ended June 30, 2024. We compared the undiscounted cash flows to the carrying value of the asset group. If we were to experience sales declines, a significant change in operating margins which may impact our cash flows, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of other assets. Based on the results of this approach as of June 30, 2024, we concluded that the long-lived asset was not recoverable and an impairment loss was calculated. We assessed the fair value taking into account the market and the impact of the asset on the forecast and determined that the full remaining balance was impaired. As such, we recorded a non-cash impairment charge of $383 in the second quarter of 2024.

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

As disclosed in Note 5, Long-term debt, net, we evaluated the terms of our convertible notes to determine whether the debt instrument contained an embedded derivative, and therefore a hybrid instrument, in which then the fair value option can be elected. The determination is based on judgment when considering the terms of the agreement. To then determine the fair value of the convertible notes, we considered the length of the term until conversion and then applied a discount rate based on that. We then applied the Black Scholes methodology to determine the conversion date stock price based on assumptions for volatility, risk free-rate, the current stock price, and term, noting that if any were to change driven by macro-economic factors as well as Company specific results, the impact to the fair value may be significant. As such, we concluded that its fair value was $4,860 as of the third quarter of 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2024 and concluded they were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K as updated and supplemented by our Quarterly Reports on Form 10-Q. The risk factors below supplement or update the risk factors in our periodic reports filed with the SEC.

There is substantial doubt about our ability to continue as a going concern

We have experienced a continued decline in our operating results, driven primarily by the continued impact of the imposed regulatory requirements on our owned and operated digital media properties.

The SLR Credit Agreement requires us to maintain and comply with certain financial covenants. Moreover, the borrowings under the SLR Revolver under the SLR Credit Agreement are limited to a borrowing base that fluctuates as regularly as weekly based on our eligible accounts receivable. As a result of the continued decline in financial performance of our owned and operated digital media properties throughout the third quarter of 2024, our accounts receivable were insufficient to support the borrowing base needed to fund operations through the end of the third quarter of 2024. We therefore entered into convertible subordinated notes in August 2024, further updated our projections to reflect the continued decline in our operating results, and entered into the Second Amendment with SLR on August 19, 2024.

As of September 30, 2024, we were not in compliance with our financial covenants under the SLR Credit Agreement, which we had to report by October 31, 2024, and which would have resulted in an event of default. However, we entered into a letter agreements pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended September 30, 2024, and the related notice of event of default, to November 19, 2024.

On November 15, 2024, we entered into the Third Amendment to the SLR Credit Agreement, which, among other things, required us to raise at least $7.5 million of additional capital by November 29, 2024. In addition, the Third Amendment waived non-compliance with the financial covenants as of  September 30, 2024, extended the duration of the call protection applicable to the loans, and modified the cash dominion provisions to remain in effect on an indefinite basis. We will seek to raise additional capital through equity, equity-linked, or subordinated debt financings; however, whether and when we can effect such financings and how much capital we can raise depend on a variety of factors, including, among others, market conditions, the trading price of our common stock, and our determination as to the appropriate sources of funding for our operations. There can be no assurance that additional capital will be available by November 29, 2024.

Based on current projections, we expect to be in compliance with the new financial covenants for each of the quarters in the twelve months following the issuance date of this Quarterly Report on Form 10-Q. However, we have not met our projections for certain recent quarters, so there can be no assurance that we will meet our projections in the future. If during any fiscal quarter, we do not comply with any of our financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. Additionally, if we fail to raise capital in at least the amount required under the Third Amendment by November 29, 2024, such failure would also result in an event of default. In such case, we would not have sufficient funds to repay the SLR Term Loan and the SLR Revolver. In addition, even if we are able to raise additional capital as required by the Third Amendment, there is no assurance that such capital plus the available cash plus borrowing base on the SLR Revolver will be sufficient to fund operations over the next twelve months. If needed, we will consider implementing other cost-saving measures, but there is no guarantee that such plans would be successfully executed or have the expected benefits. As a result, management concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date of this Quarterly Report on Form 10-Q.

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

We require additional capital in the future to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If capital is not available to us, the future growth of our business and operations would be severely limited.

We intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. While the SLR Credit Agreement includes an undrawn revolving credit facility of up to $30 million that we can use subject to certain conditions, we require additional capital to satisfy the requirements of the Third Amendment to SLR Credit Agreement and we may require additional capital not available under the SLR Credit Agreement due to limitations in the borrowing base.

In addition to revenue from business operations and proceeds from the SLR Credit Agreement, the Company's primary source of working capital to date has been through the sale of equity and subordinated debt securities to officers, directors and a principal stockholder.  We may seek to raise additional capital through equity, equity-linked, or subordinated debt financings; however, when we can effect such financings and how much capital we can raise depends on a variety of factors, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. The SLR Credit Agreement generally prohibits debt financings without SLR's consent and requires proceeds from equity financings to be used to prepay indebtedness to SLR. Accordingly, we will not be able to raise capital for uses other than prepayment of SLR indebtedness without SLR's consent. In addition, the SLR Credit Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amounts outstanding thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets.

There can be no assurance that other capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. Disruptions in the global equity and credit markets may also limit our ability to access capital. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 19, 2024, the Company entered into Securities Purchase Agreements (the "Securities Purchase Agreements") with certain accredited and/or sophisticated investors (the "Purchasers") to sell convertible subordinated promissory notes (the "Convertible Notes") in aggregate principal amount of $2.1 million. The Convertible Promissory Notes mature on April 2, 2029, bear interest at 13% per annum payable quarterly in kind or may be paid in cash (subject to payment conditions in the Subordination Agreement described below). Subject to the payment conditions in the Subordination Agreement described below, the Company may prepay the Convertible Notes in whole or in part at any time upon ten days’ written notice; provided that, no prepayment will be permitted prior to the stockholder approval described below without the consent of the applicable holder.

Each holder of a Convertible Note is entitled to convert the Conversion Amount (as defined below) into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $3.01, and (ii) the greater of (A) the consolidated closing bid price of the Company’s common stock as reported on Nasdaq on the applicable conversion date and (B) $1.00, in each case subject to adjustments for stock splits, recapitalizations and the like. However, the applicable conversion price will in no event be lower than the price established by clause (ii) above unless and until the Company’s stockholders have approved matters related to the issuance of common stock upon conversion of the Convertible Notes, which vote is expected to take place at the Company’s 2025 annual meeting of stockholders. The “Conversion Amount” is the sum of all or any portion of the outstanding principal amount of the Convertible Note, as designated by the holder upon exercise of its right of conversion, plus all accrued and unpaid interest. The Convertible Notes are subject to additional limits on conversion until stockholder approval is obtained, including an aggregate limit on the number of shares that may be issued upon conversion to 19.99% of the Company’s outstanding shares of common stock and provisions to prevent a change of control as defined in the rules of the Nasdaq Stock Market. Holders of the Convertible Notes will be permitted to vote on such stockholder approval, but may not vote any shares obtained from conversion of the Convertible Notes prior to such vote. No underwriting discounts or commissions were paid with respect to the Convertible Notes.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Third Amendment to SLR Credit Agreement

As of September 30, 2024, we were not in compliance with its financial covenants under the SLR Credit Agreement, which we had to report by October 31, 2024, and which would have resulted in an event of default; however, on October 30, 2024, we entered into a letter agreement pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended September 30, 2024, and the related notice of event of default, to November 19, 2024.

On November 15, 2024, we entered into the Third Amendment (as defined and discussed in Note 5 in the Notes to the consolidated financial statements included herein) to the SLR Credit Agreement, which, among other things, required that the Company raise at least $7.5 million of additional capital by November 29, 2024.  In addition, the Third Amendment waived non-compliance with the financial covenants as of  September 30, 2024, extended the duration of the call protection applicable to the loans, and modified the cash dominion provisions to remain in effect on an indefinite basis.

The foregoing description of the Third Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of Third Amendment, which is incorporated by reference as Exhibit 10.11 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication.	8-K	001-37893	3.1	3/26/2015

3.2	Certificate of Incorporation.	8-K	001-37893	3.2	3/26/2015

3.3	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	9/26/2016

3.4	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-37893	3.1	4/16/2018

3.5	Certificate of Amendment to the Certificate of Incorporation of Fluent, Inc. effective April 11, 2024.	8-K	001-37893	3.1	4/12/2024

3.6	Amended and Restated Bylaws.	8-K	001-37893	3.2	2/19/2019

10.1	Letter Agreement to Credit Agreement, dated as of July 31, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC and Fluent, LLC.	10-Q	001-37893	10.6	8/19/2024

10.2	Second Letter Agreement to Credit Agreement, dated as of August 14, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC and Fluent, LLC.	10-Q	001-37893	10.7	8/19/2024

10.3	Second Amendment to Letter Agreement for Consulting Services, effective as of August 1, 2024, by and between Fluent, LLC and CRIO, LLC.	10-Q	001-37893	10.9	8/19/2024

10.4	Securities Purchase Agreement, dated as of August 19, 2024, by and among Fluent, Inc. and the purchasers.	10-Q	001-37893	10.10	8/19/2024

10.5	Form of Convertible Subordinated Promissory Note, dated as of August 19, 2024, by and between Fluent, Inc. and purchaser party thereto.	10-Q	001-37893	10.11	8/19/2024

10.6	Form of Second Amendment Subordination Agreement, dated as of August 19, 2024, by and among Fluent, Inc., Crystal Financial LLC D/B/A SLR Credit Solutions, and the Subordinated Creditor party thereto.	10-Q	001-37893	10.12	8/19/2024

10.7	Second Amendment to Credit Agreement, dated as of August 19, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC.	10-Q/A	001-37893	10.8	8/21/2024

10.8++	Employment Agreement, by and between Fluent, Inc. and Ryan Perfit, dated September 1, 2024.					X

10.9	Letter Agreement to Credit Agreement, dated as of October 30, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC.	X

10.10+	Joinder Agreement to Credit Agreement, dated as of November 1, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC.+	X

10.11	Third Amendment to Credit Agreement, dated as of November 15, 2024, by and amount Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC.	X

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

+	Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Company hereby undertakes to furnish supplementally a copy of all omitted schedules to the SEC upon its request.
++	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fluent, Inc.

November 15, 2024	By:	/s/ Ryan Perfit
Ryan Perfit
Chief Financial Officer
(Principal Financial and Accounting Officer)