Form 10-K
period 2024-12-31
Fluent, Inc.
filed 2025-03-31
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

On June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant was approximately $27.8 million based upon the closing price of the registrant's common stock of $3.61 on The Nasdaq Capital Market as of that date.

The number of shares outstanding of the registrant’s common stock, as of March 27, 2025, was 20,643,660

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as "expects," "plans," "projects," "will," "may," "anticipates," "believes," "should," "intends," "estimates," "will likely result," "could," and other words of similar meaning.

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

RISK FACTOR SUMMARY

Investing in our common stock involves a high degree of risk. The following summary identifies certain material risks and uncertainties facing our business, many of which are beyond our control. A more complete discussion of each these and other risks and uncertainties is set forth below. Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, including those set forth below and elsewhere in this 2024 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Risks Related to Our Business

Risks Related to Our Financial Position

●	There is substantial doubt about our ability to continue as a going concern.
●	Covenants in our SLR Credit Agreement (as defined herein) impose restrictions that may limit our operating and financial flexibility.

Risks Related to Our Industry

●	We operate in a competitive, rapidly changing industry, which makes it difficult to evaluate our business and prospects.
●	A material percentage of our consolidated revenue is derived from gaming (apps) advertisers, so we are exposed to risks associated with the gaming industry in general.
●	Unfavorable publicity and negative public perception about our industry or us may damage our reputation, which could harm our business, financial condition, and results of operations.
●	A sudden reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business.
●	We are exposed to credit risk from our clients, and we may not be able to collect on amounts owed to us.

Risks Related to Our Commerce Media Solutions Business

●	We are a relatively new entrant to the post-transaction commerce media business, which is currently dominated by a major player.
●	We will need to continue to invest in technology for our Commerce Media Solutions business.

Risks Related to Our Owned and Operated Media Properties

●	We are at a competitive disadvantage to other rewards sites because we are more selective in our traffic sources.
●	A decline in the supply of media available to us through third parties or an increase in the price of this media could increase the cost of attracting consumers and reduce our profitability.
●

More people are accessing content on their mobile devices through mobile applications, and we have not successfully deployed mobile app versions of our O&O Sites (as defined herein), which hinders our ability to remain.

●	Our use of CRM may be hindered, which in turn could harm our business.

ii

Risks Related to Our Call Solutions Business

●	We have become increasingly reliant upon inbound calls, particularly in the Health Plan (as defined herein) vertical, which we may be unable to obtain cost effectively obtain in the future.

Other Business Risks

●	It may be difficult to effectively manage any future growth and scale our infrastructure and products quickly enough to meet the needs of our business while maintaining profitability.
●	Economic or political instability could adversely affect our business, financial condition, and results of operations.
●	Our international operations subject us to increased challenges and risks.
●	Our evaluation of strategic alternatives could complicate operations, or could result in other harmful consequences that may adversely impact our business and results of operations.
●	Our failure to recruit or the loss of management and highly trained and qualified personnel could adversely affect our business.
●	We are dependent upon third-party service providers in our operations and may be adversely affected if any of their platforms malfunction.

Risks Relating to Legal and Regulatory Matters

●	The regulatory landscape in which we and our clients operate is constantly evolving and subject to significant change.
●	Our use of email marketing is subject to laws and rules in each of the jurisdictions in which we operate.
●

The outcome of litigation, inquiries, investigations, examinations, or other legal proceedings in which we are or may become involved, or in which our clients or competitors are involved, could distract management, increase our expenses, or subject us to significant monetary damages or restrictions on our ability to do business.

●	Our business and the businesses of our advertiser clients may be subject to sales and use taxes and other taxes.

Risks Relating to Data Security and Intellectual Property

●	Our actual or perceived failure to safeguard any personal information or user privacy could damage our reputation and results of operations.
●	If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.
●

As a creator and a distributor of digital media content, we face liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, including materials provided by third parties.

●

Laws and regulations regarding privacy, data protection, and the handling of personal information are complex and continuously evolving, and could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Financial Matters

●

We may require additional capital in the future to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, and such capital may not be available to us on acceptable terms, or at all.

●	We have written down all of our goodwill from our prior acquisitions and could experience significant charges to our intangible assets, which may affect our results of operations in the future.

Risks Related to Our Common Stock and the Securities Markets

●

We are currently listed on The Nasdaq Capital Market (“Nasdaq”). If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

●	Our stock price has been and may be volatile in the future, and as a result, investors in our securities could incur substantial losses.
●

The concentration of our stock ownership presents risks, including lack of liquidity in the trading market for our common stock and limitations on any individual stockholder's ability to influence corporate matters.

●	Future issuances of shares of our common stock could have a dilutive effect on your investment in us.
●	We do not intend to pay cash dividends for the foreseeable future.
●

We are a smaller reporting company and a non-accelerated filer, and we benefit from certain reduced governance and disclosure requirements, but we cannot be certain if the reduced disclosure requirements make our common stock less attractive to investors.

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"), which are incorporated herein by this reference.

Company Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company") is a commerce media solutions provider connecting top-tier brands with highly engaged consumers. Leveraging diverse ad inventory, robust first-party data, and proprietary machine learning, Fluent unlocks additional revenue streams for partners and empowers advertisers to acquire their most valuable customers at scale. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach.

We access these consumers through both our commerce media solutions marketplace ("Commerce Media Solutions"), and our owned and operated digital media properties ("O&O Sites"). Since the beginning of 2024, we have delivered data and performance-based customer acquisition services for over 500 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

We operate our Commerce Media Solutions on partner sites and mobile apps where we embed our proprietary ad-serving technology to identify and acquire consumers for our advertiser clients. Our technology is integrated at key moments in the consumer experience to capitalize on high engagement and improve conversion. For example, our post-transaction solution connects our advertisers to consumers on e-commerce websites and apps after a purchase or similar transaction. These syndicated Commerce Media Solutions generate meaningful income for our media partners, while driving high-quality customer acquisition for our advertiser clients. We sign agreements with our media partners with one to five year terms, typically remunerating them on a revenue share and/or impression basis.

We also attract consumers at scale to our O&O Sites primarily through promotional offerings, through which consumers are rewarded for completing activities on our sites. When registering on our sites, consumers provide their name, contact information, and opt-in permission for telemarketing and email marketing. Approximately 90% of these users engage with our media on their mobile devices or tablets.

Once users have registered on our sites, we integrate our proprietary direct marketing technologies and analytics to engage them with surveys, polls, and other experiences, through which we learn about their lifestyles, preferences, and purchasing histories, among other matters. Based on these insights, we serve users targeted, relevant offers on behalf of our clients. As new users register and engage with our sites and existing registrants re-engage, the enrichment of our database expands our addressable advertiser client base and improves the effectiveness of our performance-based campaigns.

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We solicit our users' consent to be contacted by us and/or our advertisers via various contact methods including email, telephone, SMS/text, and push messaging. We then leverage their self-declared data in our array of performance offerings primarily in two ways: (1) to serve advertisements that we believe will be relevant to users based on the information they provide when they engage on our O&O Sites or other partner sites through our commerce media marketplace and (2) to provide our clients with users' contact information so that such clients may communicate with them directly. We may also leverage our existing technology and database to drive new revenue streams, including utilization-based models (e.g., programmatic advertising).

Additionally, we operate a call center-supported performance marketplace ("Call Solutions") that provides live, call-based performance campaigns to help clients increase engagement. In some cases, we have sold products and services directly on behalf of our clients. The Call Solutions business serves clients across an array of industries but has had a heavy focus on the health insurance sector.

We generate revenue by delivering measurable marketing results to our clients. We differentiate ourselves from other marketing alternatives by our ability to provide clients with a cost-effective and measurable return on advertising spend ("ROAS"), a measure of profitability of sales compared to the money spent on ads, and to manage highly targeted and highly fragmented online media sources. We are predominantly paid on a negotiated or market-driven "per click," "per lead," or other "per action" basis that aligns with the customer acquisition cost targets of our clients. For our O&O Sites and Call Solutions business, we bear the responsibility and cost of acquiring consumers from media partners that ultimately generate qualified clicks, leads, calls, app downloads, or customers for our clients. Our Commerce Media Solutions business does not bear media inventory risk.

Through AdParlor, LLC ("AdParlor"), our wholly-owned subsidiary, we conduct our non-core business which offers advertiser clients a managed service for creator marketing and media buying on different social platforms.

Market Opportunity

According to eMarketer reports, digital ad spending in the US is expected to grow 12.5% to $347.8 billion in 2025, and will reach $460.5 billion by 2028, surpassing $1 trillion globally. The landscape is undergoing a major shift with the rise of commerce media, which leverages e-commerce transactions and first-party customer data to enable smarter ad placements across retailers' e-commerce platforms and broader retail media networks ("RMNs"). Through commerce media, retailers can deliver a unified, data-driven approach to advertising that spans on-site, off-site, and in-store touchpoints.

According to McKinsey & Company (“McKinsey”), commerce media is expected to generate more than $1.3 trillion in enterprise value in the U.S. by 2026, with over $100 billion in advertising spend on RMNs alone. By 2027, PubMatic expects global commerce media advertising spend to reach $220 billion, representing more than 20% of global advertising revenues.

The industry is undergoing further transformations as publishers increasingly invest in proprietary media networks (i.e., a collection of digital channels owned by a retail company), foster direct engagements with brands, and emphasize the value of their first-party data. This shift is particularly noteworthy considering growing concerns about data privacy. As the use of cookies continues to become more limited, marketers and businesses must realign their operations with this evolving landscape.

Commerce media meets advertiser demand for a scalable, measurable, and brand-safe channel to connect with engaged consumers. It also offers an opportunity for non-endemic brands (i.e. those that do not sell their products through a retailer’s platform) to tap into a retailer’s first-party data to reach highly targeted audiences at the top or middle of the purchase funnel. According to eMarketer, 53% of US brands have taken advantage of data or a retail media network offering at a retailer where they are not an endemic brand, highlighting growing interest from non-retail advertisers to maximize the potential of this channel.

Key Challenges Facing our Clients

In today’s rapidly evolving digital landscape, advertisers face mounting challenges in proving return on investment ("ROI"), adapting to artificial intelligence ("AI") advancements, and keeping pace with shifting consumer behaviors — all while navigating economic uncertainty. According to McKinsey, with global digital ad spending continuing to climb, brands must contend with increasingly fragmented customer journeys that complicate attribution, while rising ad costs and privacy restrictions limit data-driven insights. At the same time, according to PwC, AI-driven automation is reshaping media strategies, requiring constant adaptation to stay competitive. According to Deloitte, as consumer expectations evolve, brands must strike a delicate balance—delivering highly personalized, yet privacy-conscious experiences that align with shifting media consumption habits.

ROI & Attribution – Proving ad effectiveness is harder than ever with fragmented customer journeys and privacy restrictions limiting data tracking. According to eMarketer, 45% of marketing professionals worldwide say the decline in the ability to measure campaign effectiveness on tech platforms and the open web is their largest area of concern for media and marketing initiatives.

Keeping Up with AI & Technology – Rapid advancements in AI-driven automation and analytics require constant adaptation to stay competitive. According to an October 2024 eMarketer survey, attribution and measurement (47%) and AI technologies (29%) are the two leading investment priorities for US brand and agency marketers in 2025. To keep up with the evolution, marketers are leveraging AI to enhance campaign optimizations (43%), audience targeting (41%), and data analysis (30%).

Economic Uncertainty – Rising ad costs and shifting budgets force advertisers to maximize efficiency while balancing short-term and long-term goals. For several years, growth in the retail industry has been stagnant (with a compound annual growth rate of 1.5% to 3.5%, depending on the sector), and margins have been squeezed by competition and consumer demands for convenient omnichannel experiences. According to Deloitte's Industry Outlook, digital adoption costs are creating an urgency for innovative ways to address efficiency, build partnerships, and develop alternative revenue streams to compete in the immediate future.

Evolving Consumer Behavior – Users demand personalized yet non-intrusive ads, while shifting media habits require brands to rethink engagement strategies. According to McKinsey, 71% of consumers expect companies to deliver personalized interactions, and 76% get frustrated when this does not happen. This needs to be balanced with changing consumption of media and privacy awareness due to continued data privacy concerns.

Our Offerings and Solutions to Clients

We primarily provide performance marketing solutions to our clients based on their desired outcomes, or specific actions in their marketing funnels, including a completed transaction, the submission of a registration form, or an app installation. Our commerce media platform is integrated into dozens of top retailers and digital media sites, including Bath & Body Works, Fanatics, Belk, Vivid Seats, Life360 and PCH. We believe our solutions are well-aligned with the needs and objectives of our clients, notably due to our ability to provide them with ROAS, scalability, and flexibility within our O&O Sites and Commerce Media Solutions. By using the consumer data in our proprietary first-party database, our advertiser clients are able to reach the precise audiences they are targeting through the modes of contact these consumers prefer and at the times they are most receptive to being contacted.

•     Performance Campaigns

For clients who seek the completion of certain actions by consumers, such as a trial subscription of a good or service, the submission of a registration form, or the installation of a mobile app, we provide performance campaigns that meet the criteria specified by the client.

We bear the cost of paying some media partners in our commerce media platform and media sources to generate consumer traffic to our owned and operated digital media properties, without the assurance of a subsequent revenue-generating event from such activity. By leveraging the scale of our media network and expertise in acquiring consumer traffic, we work with our clients to define billable events and pricing tolerances that meet both our and our clients' profitability objectives.

•     Consumer Data

Through our O&O Sites, we generate revenue by providing clients with qualifying data of consumers who have opted to be marketed to directly via means such as direct mail, email, telephone, messaging, and other channels. Our clients then use this customer data to conduct their own marketing campaigns.

The data records we provide contain varying depths of user profiles depending on what consumers self-declare to us, ranging from basic contact information to detailed preferences and behaviors. Because consumers directly provide us with their information, we believe the scale and depth of information captured on our websites and reflected in our data profiles is a competitive advantage within the industry. Many other providers of consumer data offer data or information that is inferred from a consumer’s behavior but not directly observed or provided by a consumer. We believe our first-party data is more reliable and reflective of consumers' current interests and preferences.

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

•     Call Solutions Marketplace

Through our Call Solutions service, we maintain a call center operation and a marketplace for call-ready data records, which serves as a marketplace to connect consumers we have sourced with our advertising clients. We offer clients a high-value source of live call transfers of phone verified prospective customers for their businesses or in some cases direct sales transactions. Through this capability, we provide a positive and high-quality consumer experience enabling us to capture greater value from the leads we initially source.

•     Social Media Campaigns

Through AdParlor, we conduct our non-core business which offers advertiser clients a managed service for creator marketing and media buying on different social platforms.

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

•Database of First-Party Consumer Information - We attract hundreds of thousands of consumers to our O&O Sites on a daily basis and collect demographic, behavioral and other data as they engage with our direct marketing experiences. This data is generated in real-time, as consumers respond to dynamically populated survey questions, thereby enabling targeted ads to be served in response. This consumer data is also stored and analyzed and can be further enhanced as consumers return to our sites and declare and exhibit preferences and behaviors through additional surveying, allowing for the development of deeper insights and additional monetization opportunities. For example, this enhanced data is used by our Commerce Media platform to optimize ad serving when a Commerce Media consumer is in our database.

• Scale and Experience in Purchasing Media and Creating Content - Our ability to effectively access, at scale, channels and sources of media that supply consumer traffic and build meaningful experiences and relationships with those consumers has been critical to our growth. Since our inception, we have deployed more than $2 billion in media spend to our O&O Sites and those of our clients. Our team has gained significant knowledge and experience in creating content that allows us to generate higher levels of profitability from given media sources, thereby enabling us to acquire media more competitively than others. This capability allows us to run thousands of campaigns simultaneously and cost-effectively for our clients, at acceptable media costs and margins to us.

Our Growth Strategy

We believe that the performance marketing industry has significant opportunities for growth. Elements of our strategy include:

• Expanding our Network through Development of Commerce Media Solutions. Our commerce media platform utilizes our existing technology to extend our ad network for our clients. Commerce Media Solutions affords our advertiser clients exposure to a pool of users with strong buying power who, having just completed a transaction, are in "purchase mode". We deploy our 'ad modals', which are overlay ad units delivered electronically primarily on the transaction confirmation page of the e-commerce and digital media websites that display a series of curated offers to consumers. We compensate our media partners by either sharing revenue proceeds or by remunerating them on an impression basis. Commerce Media Solutions has been operating since the first quarter of 2023, with year-over-year growth in every quarter in 2024. We intend to continue to invest into the growth of this network in 2025 and beyond.

• Increasing Monetization of Our Media Network. By presenting consumers with a broad array of offers curated to their preferences, as informed by their responses to our surveys and our platform’s ad serving logic, we seek to facilitate transactions that are beneficial for the advertiser, the consumer, and our media partners. As we continue to improve consumer engagement on our platforms, we will continue to strengthen our relationships with existing advertisers and build relationships with new advertisers. We continuously seek to enhance our product offerings for consumers and targeting capabilities for advertisers to ensure we are optimizing the value of our network.

• Higher Quality Traffic to Our O&O Sites. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and to fortify our leadership position in relation to the evolving regulatory landscape of our industry, we implemented a Traffic Quality Initiative ("TQI") in 2020 to remove lower quality consumer traffic, including traffic that did not consistently meet regulatory standards from our marketplaces. By improving the quality of consumer traffic sourced to our media properties, we have increased user participation and conversion rates, ultimately, increased revenue from more "name brand" advertiser clients and created a more sustainable foundation for our business.

In an effort to source more high-quality traffic, we have also built out an influencer marketing platform. This platform allows us to diversify our current media buys on social media platforms and capture available scale in the influencer market. According to eMarketer, marketing spend in the sector is rising quickly year-over-year. It is expected that influencer marketing spending in the US will reach $9.3 billion in 2025, up 14.2% year-over-year, outpacing both digital and social’s ad spend growth in the US. By operating our own influencer marketing platform, we can ensure compliant operations, effectively manage our media spend by eliminating middlemen, and offer our clients direct access to our network of influencers.

• Developing and Enhancing Products to Increase the Quality of Our Solutions. Our product development efforts are intended to attract consumers, increase monetization and increase media partner opportunities. For example, our product development team is currently focused on designing new consumer-facing creative concepts, enhancing site experiences, developing mobile app products to expand our media footprint beyond our mobile web presence, and improving the reputation of our domains.

In connection to our Commerce Media solutions, we are working with a third-party data provider to make significant enhancements to our proprietary identity graph. Additionally, we are upgrading our ranking and bidding system to more accurately predict conversion, supported by a more efficient and dynamic system backed by machine learning.

Sales and Marketing

We generate new client and media partner sales primarily through our in-house sales team. We service established clients and partners through our in-house account directors and managers, who seek to optimize results for and expand our business with these clients and partners.

Our Competition

Our competitors to the owned and operated business have been digital marketing and database marketing services providers, online and traditional media companies, and advertising agencies. Within commerce media, we compete against an array of ad technology companies that provide non-endemic advertising offerings. Specifically, we compete against one private US company for post transaction e-commerce inventory. Some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than us. While we believe the competitive landscape is changing and becoming more complex, we believe our data and our ad serving and customer acquisition technologies enable our clients to better target, engage, qualify, and communicate with relevant consumers, in a more measurable and profitable manner than our competitors.

Client Concentration

We have an extensive list of clients across a wide range of industries. For the year ended December 31, 2024, there was no individual advertiser client of the Company that accounted for more than 10% of the consolidated revenue or net accounts receivable. For the year ended December 31, 2023, a single long-standing advertiser client of the Company accounted for 18.1% of consolidated revenue.

Intellectual Property

We rely on trade secrets, trademark and copyright law, confidentiality agreements, and technical measures to protect our intellectual property rights. We maintain a portfolio of perpetual common law and federally registered trademark rights across several brands and domains relating to our business units, products, services, and solutions. We claim copyright protection in our original content that is published on our websites and included in our marketing materials.

Regulatory Matters

Our business is subject to a significant number of federal, state, local and international laws, rules, and regulations applicable to online or digital advertising, commercial email marketing, telemarketing, and text messaging. We are also subject to laws, rules, and regulations regarding data collection, privacy and data security, intellectual property ownership and infringement, and promotions and taxation, among others. Some of our clients operate in regulated industries, such as financial services, credit repair, gambling, consumer and mortgage lending, secondary education, healthcare and medical services, and health insurance including Medicare Advantage and related Medicare insurance plans (collectively, "Health Plans") and Affordable Care Act ("ACA") plans. To the extent applicable, we must comply with the laws, rules, and regulations applicable to marketing activities in those industries. Outside of the United States, we own and operate consumer facing websites in the United Kingdom (the "UK"), Canada, and Australia and are subject to the laws, rules, and regulations of those countries as they impact our operations.

These laws, rules, and regulations are generally designed to regulate and prevent deceptive practices in advertising, online marketing, and telemarketing, protect individual privacy rights and prevent the misuse and unauthorized disclosure of personal information. They are complex, change frequently and have tended to become more stringent over time. This trend may have begun to reverse with the change in presidential administration. Recently, for example, the Federal Communications Commission ("FCC") proposed more stringent rules (the "Proposed FCC Rules") on obtaining prior express written consent for purposes of the Telephone Consumer Protection Act ("TCPA"). The Proposed FCC Rules would have limited the use of a user’s consent to only one seller ("one-to-one consent"). The Proposed FCC Rules were set to take effect on January 25, 2025, but the FCC delayed their implementation until at least January 26, 2026. In addition, recently appointed chairpersons and senior staff of the Federal Trade Commission ("FTC") and the FCC seem to have been taking a more pro-business approach to some of the more stringent rules affecting our business. In contrast, the marketing rules applicable to Health Plans promulgated by the Centers for Medicare & Medicaid Services ("CMS Rules"), which also contained the one-to-one consent rule included in of the Proposed FCC Rules, have yet to be changed so there are two sets of telemarketing consent rules: one applicable to Health Plans and another applicable to marketing non-Health Plans.

We were involved in investigations with federal and state regulators over our practices including the FTC and the Pennsylvania Office of the Attorney General ("PAAG"). These investigations and claims have all been settled as of December 31, 2023. As part of the FTC settlement, we have made and continue to make additional changes to our business practices that have adversely affected our results of operations for the years ended December 31, 2024 and 2023. See Item 1A. Risk Factors - Risks Relating to Legal and Regulatory Matters and Item 3. Legal Proceedings for further discussion of the impacts of these proceedings and various laws, rules, and regulations on our business.

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

As of December 31, 2024, we had 210 employees, of which 208 were full-time employees. This represents a decrease of 24% over the number of employees as of December 31, 2023. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement with us. We have not experienced any work stoppages and strive to maintain a positive relationship with our team. In 2020, we transitioned to a work-from-home model, and we continue to operate under a hybrid strategy based around flexibility and collaboration.

Competition in the recruitment of top talent within our industry remains constant and our future success will depend in part on our continued ability to hire, motivate, and retain exceptional colleagues across the business. As the business evolves, we continue to source talent to complement the existing team with different strengths, experience, and ideas. See Item 1A. Risk Factors –— "Our failure to recruit or the loss of management and highly trained and qualified personnel could adversely affect our business." for further information about the risks of our hybrid work model.

Investing in our People

As a performance-based organization, Fluent offers competitive salaries and bonus/commission plans to both attract, reward, and retain our employees. We match up to 4% of employees’ contributions in their 401(k) to help our employees plan for their futures. We also prioritize the health and well-being of our employees, offering multiple health insurance plan options, and various mental health resources. To ensure our people take time to recharge, we offer discretionary time off that provides vacation days throughout the year in addition to our 13 paid company holidays. Our goal is to create a flexible work environment that fuels creativity and results.

We encourage curiosity and provide our people with the tools and resources to learn and grow. From internal Fluent University courses to company-wide workshops and memberships to corporate networking organizations, such as She Runs It, we offer continuous opportunities for personal and professional development. In 2024, we created approximately 1,000 hours of learning for our employees through these courses. Additionally, over the past few years, we have worked to support internal mobility for those who have excelled in their roles and are looking to gain new experience in other areas of the business that align with their individual career goals. We reward positive performance and celebrate our employees for their persistent drive to succeed.

We are constantly striving to make Fluent a more inclusive and compassionate place to work. We make a concerted effort to post roles and source top candidates to present a diverse candidate slate for our hiring teams, and our dedicated Diversity, Equity, & Inclusion ("DEI") team is designed to create opportunities for connection, education, and service. Fluent continues to invest in our colleagues by providing DEI trainings and creating opportunities to connect to discuss current events. In 2024, we held our third year of the mentorship program with healthy participation and are planning to continue this program in 2025. We are proud to foster a learning and coaching culture to support the development and growth for all of our employees.

Available Information

Fluent’s principal executive offices are located at 300 Vesey Street, 9th Floor, New York, New York 10282, and our telephone number is (646) 669-7272. Our internet website is www.fluentco.com. The website address provided in this 2024 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2024 Form 10-K and is not incorporated by reference in this 2024 Form 10-K or any filing with SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations website at investors.fluentco.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our periodic reports are filed or furnished electronically with the SEC under SEC File Number 001-37893 and can be accessed at the SEC’s website at www.sec.gov, and specifically at www.sec.gov/edgar/browse/?CIK=1460329.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Risks Related to Our Financial Position

There is substantial doubt about our ability to continue as a going concern.

We have experienced a continued decline in the number of users who register on our O&O Sites starting in 2020 when we initiated the traffic quality initiative ("TQI") which eliminated a large portion of our third-party affiliate traffic. In 2023, the FTC Consent Order (as defined herein) imposed more rigorous standards and vetting of our third-party publishers, many of whom elected not to work with us, which also negatively impacted the registration volume on our O&O Sites. These issues, coupled with intermittent difficulties sourcing traffic from social media sites have resulted in declining revenue and profitability.

As of  December 31, 2024, we were not in compliance with our financial covenants under the SLR Credit Agreement (as defined below), which we had to report by January 31, 2025, and which would have resulted in an event of default. However, we entered into two letter agreements pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended  December 31, 2024, and the related notice of event of default to March 10, 2025.

On March 10, 2025, we entered into the Fourth Amendment to the SLR Credit Agreement (as defined below), which required us to raise at least $5.0 million of additional capital, net, by March 20, 2025. In addition, the Fourth Amendment waived non-compliance with the financial covenants as of  December 31, 2024, extended the duration of the call protection applicable to the loans, and modified the financial covenants, among other things. On March 20, 2025, we raised $5.0 million in aggregate net proceeds from the sale of pre-funded warrants, satisfying the capital raising conditions of the Fourth Amendment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sales of securities.

The financial covenants under the SLR Credit Agreement (as defined below) were reset based on our twelve month projections. However, we have not met our projections for certain recent quarters and are currently trending below our 2025 first quarter projections. If during any fiscal quarter, we do not comply with any of our financial covenants, such non-compliance would result in an event of default that would give SLR (as defined below) the right to accelerate maturities. In such case, we would not have sufficient funds to repay the SLR Term Loan (as defined below) under the SLR Credit Agreement and any outstanding balance on the SLR Revolver (as defined below). Furthermore, even with the additional capital raise completed in March 2025, there is no assurance that the available cash, plus borrowing base on the SLR Revolver will be sufficient to fund operations over the next twelve months and we expect to raise additional capital. We will consider implementing cost-saving measures, but there is no guarantee that such plans would be successfully executed or have the expected benefits. Based upon the foregoing, management concluded that there exists a substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm included in its opinion for the year ended  December 31, 2024 an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern. Our financial statements as of  December 31, 2024 did not include any adjustments that might result from the outcome of this uncertainty.

If our current plans are not successful, we may need to consider other strategic alternatives, including restructuring or refinancing our debt, seeking additional equity or debt financing, reducing or delaying our business activities and strategic initiatives, selling assets, and other strategic transactions and/or other measures. We have relied upon financing provided by our officers, directors and largest stockholders, and such holders may be unwilling or unable to continue providing financing should additional financing be required. Other financing sources may be unwilling to provide such funding to us on commercially reasonable terms, or at all. If we seek additional financing to fund our operations and there remains substantial doubt about our ability to continue as a going concern, we may find it especially difficult to raise funds on commercially reasonable terms, or at all. Furthermore, the perception that we may not be able to continue as a going concern may cause publishers, vendors, advertisers and other clients (current and potential) to review their business relationships and terms with us. The reaction of investors to the inclusion of a going concern statement in the accompanying financial statement, and our potential inability to continue as a going concern, could materially adversely affect our share price, which could negatively impact our ability to obtain stock-based financing or enter into strategic transactions.

Covenants in our SLR Credit Agreement impose restrictions that may limit our operating and financial flexibility.

On April 2, 2024 Fluent, LLC, as Borrower, entered into a credit agreement (as amended, the "SLR Credit Agreement") with the Company and certain subsidiaries of the Borrower as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and the lenders from time to time party thereto. The SLR Credit Agreement provides for a $20.0 million term loan (the "SLR Term Loan") and a revolving credit facility of up to $30.0 million (the "SLR Revolver" and, together with the SLR Term Loan, the "SLR Credit Facility"). For further information on the SLR Credit Agreement, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –  Liquidity and Capital Resources – SLR Credit Agreement.

The SLR Credit Agreement contains restrictive covenants which impose limitations on the way we conduct our business, including, but not limited to, limitations on the amount of additional debt we are able to incur and our ability to make certain investments or to pay dividends or other restricted payments. The SLR Credit Agreement also contains certain affirmative covenants and customary events of default provisions, including, subject to grace periods, among others, payment default, covenant default and judgment default. These covenants limit our operating and financial flexibility, and to the extent we are not able to comply with them, SLR can declare an event of default and that would give SLR the right to accelerate maturities. In such case, we would not have sufficient funds to repay the $20 million term loan under the SLR Credit Agreement and the additional amount on the SLR Revolver, and SLR could foreclose on all of the assets securing the SLR Credit Facility, which in turn could lead to our inability to able to continue as a going concern and a total loss of investment for holders of our common stock.  See also risk factor "There is substantial doubt about our ability to continue as a going concern" above.

Risks Related to Our Industry

We operate in a competitive, rapidly changing industry, which makes it difficult to evaluate our business and prospects.

We derive substantially all of our revenue from digital marketing services, which is an intensely competitive industry characterized by rapidly evolving industry standards, user and client demands, laws and regulations, and technology.

We compete for advertiser clients against other digital marketing companies and online and traditional media companies based on many factors, including ROAS, price, and client service. Our clients may curtail their advertising spend with us or stop using our services altogether if we fail to meet their expectations in terms of their ROAS or the quality and convertibility of leads we provide or otherwise fail to compete effectively against other online marketing and advertising companies. Conversion rates for leads can be impacted by factors outside our control, such as competition in our clients' industries and our clients' sales practices. Lower conversion rates could be even more likely as we expand our services and relationships with our clients by moving our conversion point further "down the funnel," closer to where our clients are able to monetize the users we provide. To the extent we cannot meet the challenges from existing or new competitors or develop new product offerings to meet client preferences or needs, our revenues and profitability could be materially and adversely affected.

Recent changes to the regulatory landscape have resulted in substantial changes and thus subjected our industry to added uncertainty. Our future success depends on our ability to effectively respond to the constant changes in our industry and our ability to develop new products and strategies to navigate the changing regulatory landscape so we can remain competitive. See risk factor "The regulatory landscape in which we and our clients operate is constantly evolving and subject to significant change" within Risks Relating to Legal and Regulatory Matters for additional information.

In response to declining results of our owned and operated business, we launched Commerce Media Solutions in the first quarter of 2023. While Commerce Media Solutions has already become an important part of our future strategy, this is a relatively new business for Fluent. There are many established dominant players in commerce media and entry into the commerce media business has its own challenges and risks as further discussed below.

We have also invested in developing new products, markets, and services to enable us to upgrade our systems. However, based on our experience, new websites, systems, products, and services may be less predictable and have lower margins than more established websites, products and services and may be more prone to technological instability or failure. If we are unsuccessful in enhancing and upgrading our websites, products, services, and back-end systems, we may fail to maintain our profitability, attract new clients, or grow our revenue, or we may suffer service disruptions.

Additionally, we have begun introducing some new technologies, including AI and machine learning. We have also transitioned to cloud-based technology and migrated our database to a new environment. These new technologies may contain design or performance defects that are not readily apparent. If the new proprietary technologies we implement fail to achieve their intended purpose or are less effective than technologies used by our competitors, our business could be harmed.

A material percentage of our consolidated revenue is derived from gaming (apps) advertisers, so we are exposed to risks associated with the gaming industry in general.

Approximately 35% and 38% of our consolidated revenue was derived from gaming advertisers in 2024 and 2023, respectively. This revenue derives from app installations and app-related user actions. The stability and potential growth of this client base depends in part on the state of the app-based gaming industry, which is subject to numerous risks including:

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

One of our gaming advertiser clients, which accounted for 7.1% of consolidated revenue in 2024, experienced a steep decline from 18.1% of consolidated revenue in 2023. There is no expectation that we will be able to regain the pricing and performance levels that we had with this client prior to this shift but if the pricing and performance across all of our gaming clients were to degrade, our results of operations may be adversely affected.

Unfavorable publicity and negative public perception about our industry or us may damage our reputation, which could harm our business, financial condition, and results of operations.

With the growth of online advertising and e-commerce, there is increasing awareness and concern regarding online marketing, advertising, and telecommunications, particularly as they relate to individual privacy interests. Our ability to attract potential users, and thereby clients, depends in part on users trusting us enough to provide self-declared registration data and other personal information. If we fail to maintain the quality and user acceptance and expectations of our O&O Sites and Commerce Media Solutions, our reputation could be harmed, damaging our ability to attract and retain users, media partners, and advertiser clients, which could adversely affect our business, financial condition, and results of operations.

An increasing regulatory burden relating to data privacy may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change, or reduce our current and prospective clients' demand for our products and services. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so would harm our business growth prospects and operating results.

A sudden reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business.

Because the majority of our advertiser clients can unilaterally terminate their agreements with us, pause their campaigns, demand changes to the campaign pricing or terms or materially reduce the amount of business they conduct with us at any time, with little or no prior notice, there is no guarantee that we will be able to retain or renew existing agreements with any of our advertisers on acceptable terms, or at all.

Additionally, because of the performance-based nature of many of our agreements with our owned and operated media partners, our O&O Sites bear the costs of purchasing media without the assurance of advertising spend by any particular advertiser client. To be profitable, we must be able to generate more revenue from our users than our costs to acquire such users. Our ability to do so is dependent on many factors, including having the right media sources to drive users who engage with our O&O Sites and providing content and experiences that retain users' attention.

Conversely, although the majority of our commerce media business operates on a revenue share basis, some media partners have guaranteed minimum arrangements. There are several factors that determine the performance of a deployment of our commerce media solution that include the e-commerce site owners we partner with, the placement of our solution on their post-transaction confirmation page and their users’ receptivity to the offers we select to deploy. If we are unable to achieve the optimal mix of these and other factors, we may not be able to generate sufficient revenue to achieve profitability from our Commerce Media Solutions business.

Our results are also subject to fluctuation from seasonality and cyclicality in ours and our clients' businesses. For example, most of our Commerce Media Solutions media partners operate e-commerce websites that experience the heaviest consumer traffic during the fourth quarter holiday season.  Our Call Solutions business experiences greater demand for Health Plans during open enrollment periods ("OEPs"), which are typically during the first and fourth quarters, when the costs to acquire media are higher. We can provide no assurance that our Call Solutions business will be able to buy media effectively during the Health Plan OEPs, which would adversely affect our operations for Call Solutions.

We are exposed to credit risk from our clients, and we may not be able to collect on amounts owed to us.

We regularly extend payment terms to our clients, which exposes us to risk of bad debt. Some of our clients are thinly capitalized and pose credit risks, and some of our clients may challenge the determination of amounts we believe they owe or may refuse to pay because of performance-related or other claims. In these circumstances, we may have difficulty collecting on amounts we believe are owed to us. Many of our advertising agency and broker clients are not required to pay us unless and until they are paid by the underlying client. We are particularly exposed in certain verticals where there is a risk of tightening regulations or restrictions on sourcing consumer traffic. For example, if new regulations affect our clients such that their businesses are no longer viable, our clients may become insolvent or otherwise unable to pay amounts owed to us. In such circumstances, we may be exposed to risks of significant bad debt, which could have a material adverse effect on our results of operations.

Risks Related to Commerce Media Solutions Business

We are a relatively new entrant to the post-transaction commerce media business, which is currently dominated by a major player.

We have been in the commerce media business for about two and a half years and have developed our own proprietary ad serving technology. We have invested substantial financial and human capital into this business and plan to continue to do so, but there may be technological, implementation, and acceptance challenges on both our part and the part of prospective media partners. While we have gained a foothold in the U.S. and are starting to expand internationally, this space is highly competitive, with new entrants entering the field and existing e-commerce site owners building their own commerce media solutions. Rokt, the established player in the post-transaction sector of the industry, has been in the commerce media business for over a decade and has a large market share both in the U.S. and internationally, particularly with respect to its e-commerce post-transaction solution (Rokt places their ad unit on the page that is displayed after the user completes their purchase). As we expand our service offerings, we expect there to be challenges to our continued growth and profitability as new services tend to be less reliable and less profitable initially.

While we plan to use our technology and experience as a long-term player in the digital marketing space and leverage our stable of world-class advertisers and our established database of unique users to grow our commerce media business, there can be no assurance that we will be able to effectively compete with our competitors and continue to grow our business profitably. We may find it difficult to compete with companies with greater resources, more developed technology and those with a built-in stable of e-commerce media partners on which to deploy their solutions.

We will need to continue to invest in technology for our Commerce Media Solutions business.

The performance of Commerce Media Solutions is typically measured on a revenue per session or on an impression basis, both of which are dependent on access to user information and the performance of our ad serving technology. We have invested in developing our solutions and plan to continue to invest in our technology to maintain and grow our business. We use a combination of internal and third parties to do this and will need sufficient capital and resources to develop the capabilities, reliability, and enhancements the market demands to remain competitive.

We attract hundreds of thousands of consumers to our O&O Sites on a daily basis and have over 8 billion pieces of user information, which we believe differentiates us from our competitors. This database, coupled with user information from our media partners and third-party data sources, enables us to provide robust user profiles to our AI-enabled technology to enhance our solutions’ performance. However, there are other factors, some of which are outside of our control, that can impact performance, such as the types and preferences of users of our media partners, how and when they interact with our solution, how quickly our solution is displayed, and how to display the right mix of offers to users. There can be no assurance that we will have the resources and be able to invest sufficient capital to continue developing and improving our technology to meet our partners' or advertiser clients' demand or keep pace with our competitors.

Given that we will need to rely on internal and external developers to continue to develop our technology, we will need to have sufficient cash resources to fund our continued investment in technology at desired levels. Many of our competitors have greater resources and may be part of larger organizations through which they could deploy their solutions across affiliated media properties. There can be no assurance that we will have the resources to be able to invest sufficient capital to continue to further develop and improve our technology to keep pace with our competitors. Should we fail to do so, our competitive position could suffer and our results of operation could be adversely affected.

Risks Related to Our Owned and Operated Media Properties

We are at a competitive disadvantage to other rewards sites because we are more selective in our traffic sources.

Our O&O Sites have experienced declining user traffic over the last five years. We believe this decline is primarily attributable to our TQI, launched in 2020, which led to the removal of a substantial number of our affiliate traffic sources which we had identified as having unacceptably low quality levels or a higher incidence of fraud or bot traffic. In addition, the FTC Consent Order (as defined herein) necessitated a heightened level of vigilance in monitoring our publishers, many of whom opted to discontinue their partnership with us and also reduced registrations.

This decline in traffic volume has negatively impacted our owned and operated business, while other reward site operators with more lenient standards have seen increased traffic, often sourced from our former publishers. We have not, and do not expect to, increase our registration volume back to levels prior to 2020 when we first implemented the TQI. Although we have sought to improve the quality and monetization of our users and pursue other traffic sources to counteract this decline, our owned and operated business may not return to the same level of profitability. These challenges to our owned and operated business have had, and are expected to continue to have, a material adverse effect on our results of operations and liquidity.

A decline in the supply of media available to us through third parties or an increase in the price of this media could increase the cost of attracting consumers and reduce our profitability.

Our success depends on our ability to attract users to our O&O Sites and generate revenue from their activities in a cost-effective manner. There is substantial competition for web traffic among both established media buyers and smaller operators, and we expect this competition to continue to increase, given the limited barriers to entry into the market. A portion of our revenue on our O&O Sites is from to visitor traffic originating from third-party publishers, including ad networks, social media platforms, and search engines.

Our ability to maintain the number of users who come to our O&O Sites and our third-party publishers' websites is not entirely within our control. For example, if a third-party publisher decides not to make media inventory available to us, decides to demand higher pricing or a higher revenue share, or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other media sources that satisfies our quality requirements in a timely and cost-effective manner.

We rely more heavily on a "walled garden" social media platforms for users. These platforms change their algorithms and rules on acceptable ads frequently and without notice. We may lose access to a platform without knowing the reasons for such loss or knowledge how to regain access. The platforms adjust their pricing based on market demand as well as many other factors, known and unknown, most of which are outside of our control. If we lose access to a platform or the pricing increases, our results of operations may be adversely affected.

Our media spend on social media platforms, includes the use of affiliates and influencers, many of whom use Instagram, YouTube and TikTok to buy ads or post content in an effort to drive traffic to our sites. Due to the ongoing regulatory concerns, TikTok continues to face the potential for a U.S. ban unless an acceptable buyer is found. If TikTok is restricted, influencers may shift to other platforms, but interruptions could reduce traffic to our sites and adversely affect our operating results.

More people are accessing content on their mobile devices through mobile applications, and we have not successfully deployed mobile app versions of our O&O Sites, which hinders our ability to remain competitive.

Mobile devices are now the primary means by which people access online content, increasingly through mobile applications rather than mobile browsers. While our O&O Sites are designed with a "mobile first" approach, we do not currently have mobile applications for our O&O Sites, which could place us at a competitive disadvantage to competitive rewarded sites that have app versions.

Moreover, the mobile ecosystem is controlled by two operating systems, Apple iOS and Google Android. More than 90% of our users access our O&O Sites from mobile devices, and we believe a similar percentage access our Commerce Media Solutions from mobile devices as well. The dependence on two operating systems makes our operations subject to their power over the mobile ecosystem, pricing, and terms which impacts the vast majority our business including our O&O Sites as well as those of advertisers, app developers, e-commerce sites, mobile carries and others on whom we rely which poses a significant risk to us and our business. If our advertiser clients or partners experience difficulties developing or promoting their apps, our revenue and growth may be impaired.

Our use of CRM may be hindered, which in turn could harm our business.

We and our third-party publishers use email, text messages, and telephone calls, among other channels, to reach users for re-engagement and other marketing purposes. Email service providers ("ESPs") or internet service providers may implement new or more restrictive email or content delivery or accessibility policies. If ESPs materially limit or halt the delivery of emails advertising our O&O Sites, or if we fail to deliver emails to users in a manner compatible with email providers' handling or authentication technologies, our ability to contact users through email could be significantly restricted.

Moreover, with a heightened aversion to marketing calls and emails, consumers increasingly screen or block their incoming telephone calls, texts, and emails, so users may not reliably receive our messaging. If we are unable to contact users effectively by email, telephone, text, or other means, our business, operating results, and financial condition would be harmed.

Risks Associated with our Call Solutions Business

We have become increasingly reliant upon inbound calls, particularly in the Health Plan vertical, which we may be unable to obtain cost effectively obtain in the future.

In the past, our Call Solutions business relied on our O&O Sites to provide Telephone Consumer Protection Act ("TCPA")-consented leads obtained from O&O Site users. As the traffic to our O&O Sites began to decline, Call Solutions looked to third parties to supply TCPA-consented leads and inbound and outbound dialed call transfers.

Beginning in 2024, many of our call transfer buyers stopped buying outbound dialed calls in anticipation of the implementation of the more stringent rules on obtaining prior express written consent for purposes of the TCPA proposed by the Federal Communications Commission (the " Proposed FCC Rules") and the marketing rules applicable to Medicare and Medicare Advantage plans (collectively, the "Health Plans") promulgated by the Centers for Medicare & Medicaid Services (the "CMS" and such rules, the "CMS Rules"). Because the CMS Rules were not affected by the delay in the implementation of the Proposed FCC Rules, which delayed the implementation of the Proposed FCC Rules until at least January 26, 2026, the CMS one-to-one rule has and will continue to apply to Health Plan marketing. Importantly, we cannot use historical leads of users who provided TCPA consent without complying with the CMS one-to-one rules due to the Proposed FCC Rules and CMS Rules. Accordingly, we pivoted our Health Plan marketing business to focus the vast majority of our Call Solutions business on transfers of inbound calls. Many of our competitors also transitioned to inbound calls, such that when open enrollment period ("OEP") began on October 7, 2024, the market for inbound calls tightened. The price of inbound calls rose dramatically to the point where we were unable to maintain historical profitability levels during the OEP, and the risk of future price increases and/or limited supply remains.

While we have developed strategies for generating leads and calls that comply with the CMS one-to-one consent rules applicable in the Health Plan vertical, there can be no assurance that we will be able to profitably market Health Plans as we did in the past. Because a substantial majority of our Call Solutions business is in Health Plan marketing, if we are unable to develop more business in other sectors or cost effectively buy inbound calls for Health Plans, our Call Solutions business may be adversely affected.

Other Business Risks

It may be difficult to effectively manage any future growth and scale our infrastructure and products quickly enough to meet the needs of our business while maintaining profitability.

Our future success depends in part on the efficient performance of our ad serving consumer data collection platforms and technology infrastructure used in our O&O Sites and Commerce Media Solutions. As we shift focus to Commerce Media Solutions, we are adapting our technology infrastructure to meet the evolving needs of this business. To address the growing volume of data privacy requests, we rearchitected our consumer information database to ensure compliance with new data privacy and data protection laws. However, unexpected performance issues, such as increased session or user volume or technical challenges with our systems and infrastructure could lead to latency delivering our solutions and user responses. This may significantly affect performance, resulting in slower response times or system failures of our O&O Sites or Commerce Media Solutions, potentially affecting our revenue and profits.

We are continuously upgrading our systems, procedures, processes, and controls to support our future operations as we adjust our business priorities. We have made significant investments and reallocated valuable management resources to support these upgrades. This includes substantial costs for secure hosting services, additional technical support, expanding data storage, and upgrading our technology and network infrastructure to accommodate the traffic on our O&O Sites and the growing user interactions with Commerce Media Solutions. These interactions increase with each new media partner and higher user session volume. We have also deployed new products, services, and third-party solutions addressing the rising volume of data privacy requests. However, these upgrades and expansions are both costly and complex and could result in inefficiencies or operational challenges that could damage our reputation, result in the loss of current and potential users and clients, and/or harm our operating results.

We have now begun to incorporate AI capabilities into our business, either directly or through third-party provided information technology systems or software. As with many innovations, the use of AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. AI development or deployment practices by us or third-party providers could result in incidents that could increase the resources we need to implement cybersecurity measures to protect the security of our data. These deficiencies and other failures of any potential AI and systems enhancements could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm as well adversely affecting the results of our operations.

Economic or political instability could adversely affect our business, financial condition, and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including events or factors that are outside of our control. Such events or factors could include war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the U.S. or elsewhere. Additionally, the Federal Reserve may further raise the Federal Funds Rate. These rate increases, coupled with reduced consumer confidence, result in uncertainty, and may cause our customers and/or clients to be cautious in their ad spending.

Many of our advertisers and media partners are based outside of the U.S., including many app and gaming advertisers based in Israel. While the Israel-Hamas conflict and Ukraine-Russia conflict have not, of yet, been disruptive to their business or operations, if hostilities resume or intensify, our Ukraine and/or Israeli partners could be affected, potentially having a negative impact on our operations.

Such events or factors could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy, impact expected spending and pricing levels from existing and potential new customers, or negatively impact our collections of accounts receivable. The full extent to which these factors may negatively affect our business and operations, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted.

Our international operations subject us to increased challenges and risks.

We currently operate our O&O Sites in the U.S., UK, Canada, and Australia from servers in the Cloud. We plan to expand our Commerce Media Solutions internationally as well and may need to reassess the locations of our servers to mitigate potential latency issues that could impact the performance of these solutions. Continued international expansion will require us to invest significant funds and other resources and may subject us to additional risks, including those related to cross-border data transfers; retooling our consumer facing product offerings to better align with local customs, practices, and consumer preferences; compliance with anti-bribery laws; recruiting, training, managing, and retaining contractors and service providers in foreign countries; increased competition from local providers; economic and political instability; and less protective or restrictive intellectual property laws.

Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the challenges of supporting a growing business in an environment of multiple languages, cultures, legal and regulatory systems, taxation regimes, and commercial infrastructures. If our revenue from our international operations does not exceed the expense of establishing and maintaining these operations, our business and operating results could suffer, and we may decide to make changes to our business or exit certain countries to mitigate losses. If we are unable to successfully manage the risks and costs associated with international operations, our business and/or results of operations could be adversely affected.

Our evaluation of strategic alternatives could complicate operations, or could result in other harmful consequences that may adversely impact our business and results of operations.

Acquisitions have historically been an important element of our overall corporate strategy and use of capital. However, we have experienced mixed results from these acquisitions and have recently divested a few underperforming assets, while considering divesting others. In addition, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments, or divestitures. These potential strategic alternatives may result in many strategic transactions that could be material to our financial condition and results of operations.

The process of evaluating strategic alternatives involves a number of risks and uncertainties and may distract management from our other businesses or result in significant expenses. Moreover, we may invest significant resources towards evaluating and negotiating strategic alternatives that do not ultimately result in a strategic transaction. The success of our investments will depend in part on our ability to successfully integrate and leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions, or the benefits may ultimately be smaller than we expected because of performance and/or market conditions. Our failure to address these risks or other problems encountered in connection with any strategic alternatives could cause us to incur unanticipated liabilities and harm our business generally.

Our failure to recruit or the loss of management and highly trained and qualified personnel could adversely affect our business.

Our future success depends, in part, on our ability to attract and retain key personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Strategy Officer, and Chief Customer Officer. It also depends upon our ability to hire and retain highly skilled managerial, technical, and operational personnel in all areas of our organization, each of whom is important to the management of certain aspects of our business and operations and the development of our strategic direction and may be difficult to replace. The loss of the services of these key individuals and the process to replace these individuals could involve significant time and expense and could significantly delay or prevent the achievement of our business objectives.

We are dependent upon third-party service providers in our operations and may be adversely affected if any of their platforms malfunction.

In addition to risks associated with purchasing online media from third-party publishers discussed above, we utilize numerous third-party service providers in our operations such as cloud-based hosting services, enterprise resource planning systems and other software as a service ("SaaS") platforms and services. As with all software and web applications and systems, there may be occasional technical malfunctions that arise with some of these third-party providers. A failure by a third-party service provider could prevent us from operating our websites, connecting our advertiser clients with users, providing online marketing and advertising services, or tracking the performance and results of our online marketing activities and our operations in general. Remedying any such situation could require substantial time, resources, and technical knowledge that we may not have or be able to acquire in a timely fashion. If any of these platforms or applications malfunctions for an extended time period, we may lose clients and/or incur significant costs to either internalize some of these services or find suitable alternatives, which could have a material adverse effect on our business or results of operations.

Risks Relating to Legal and Regulatory Matters

The regulatory landscape in which we and our clients operate is constantly evolving and subject to significant change.

We, our third-party publishers', and our clients' businesses operate in highly regulated industries, subject to many federal, state, and local laws and regulations regarding telemarketing and other consumer media channels. In addition to the TCPA and "mini TCPAs" of various states, we are subject to, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) and the California Business and Professions Code Sec. 17529.5, among others. Many of these laws and regulations are frequently changing and can be subject to various interpretations, and the extent and evolution of future government regulation is uncertain. As discussed above, for example, the future of the Proposed FCC Rules is currently in flux, and that level of uncertainty makes long-term planning extremely difficult. Keeping our business in compliance with new laws and regulations, therefore, may be costly, affect our ability to generate revenue and harm our financial results.

We may also face liability for any failure of our third-party publishers, strategic partners, or vendors to comply with legal and regulatory requirements. The FTC Consent Order (as defined herein) requires us to monitor and discipline our publishers. Users or clients may raise concerns about the content of publisher ads or the methods used by third-party publishers to deliver ads. These publishers might use unapproved creative or marketing channels, such as text messaging, to drive users to our sites, potentially exposing us to liability under the TCPA and other laws regulating advertising, telemarketing, and text messaging. If we are unable to cause our third-party publishers and strategic partners to monitor their affiliates and enforce our clients’ contractual restrictions on such affiliates, our clients may terminate their relationships with us or decrease their marketing budgets with us.

Many of our contracts also expose us to liability, including indemnification obligations, for the acts of our third-party publishers or vendors. Despite our efforts to monitor and deter unauthorized or unlawful actions by these third-party publishers, and to contractually limit our liability in such instances, we may be held responsible for this behavior. As a result, we could be subject to costly litigation and, if we are unsuccessful in defending ourselves, could incur damages for the unauthorized or unlawful acts of third-party publishers, strategic partners, or vendors.

Our use of email marketing is subject to laws and rules in each of the jurisdictions in which we operate.

We operate internal email campaigns to promote our O&O Sites and utilize third party publishers who use email to generate traffic for our O&O Sites and to promote our advertisers' products. As discussed above, we are subject to CAN-SPAM and the California Business and Professions Code Sec. 17529.5 on our domestic email marketing activities. In addition, the FTC Consent Order (as defined herein) required us to obtain "affirmative express consent" for e-mail marketing, a more stringent level of consent similar to the consent required under the existing TCPA. Our competitors are not subject to this enhanced consent requirement and we may not be able to cost-effectively generate email data for our clients.

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

The outcome of litigation, inquiries, investigations, examinations, or other legal proceedings in which we are or may become involved, or in which our clients or competitors are involved, could distract management, increase our expenses, or subject us to significant monetary damages or restrictions on our ability to do business.

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

In the last five years, for example, we have been involved in regulatory actions with the FTC and the PAAG and in numerous litigations and claims. Such actions have adversely impacted our results of operations and could adversely affect our future results of operations and financial position.

There may also be adverse publicity and uncertainty associated with investigations, litigation, and orders (whether pertaining to us, our clients, or our competitors) that could impact our ability to buy media and source advertisers and/or diminish consumers' view of our services. Regardless of whether any current or future claims in which we are involved have merit, or whether we are ultimately held liable or subject to payment of penalties or consumer redress, such investigations and claims have been and may continue to be expensive to defend, may divert management's time away from our operations and may result in changes to our business practices that adversely affect our results of operations.

Our business and the businesses of our advertiser clients may be subject to sales and use taxes and other taxes.

The application of sales and use taxes, business taxes, and gross receipts taxes on our digital marketing/advertising services is complex and evolving. Because of changes in the state laws governing our business, we are potentially subject to taxes in many more states than was previously the case. The line between exempt services and enumerated services subject to sales tax is unclear and varies from state to state. While our advertising services are generally not subject to sales tax, some states, like New York, impose sales tax on information services and some of lead generation services may be characterized to be sales taxable information services. Further complicating the determination of the sales taxability of services is the need to determine the source of revenues from the services (i.e., where the service is rendered, where the service is consumed or where the information is accessed).

Changes in tax laws, interpretation, and implementation of regulations, rules, or guidance on taxes may result in our revenues being subject to sales or other taxes. Were any of these to occur, our overall tax burden could increase, which could have a material adverse impact on our business.

Risks Relating to Data Security and Intellectual Property

Our actual or perceived failure to safeguard any personal information or user privacy could damage our reputation and results of operations.

We maintain data that contain user information such as name, age, personal address, phone number, email address, survey responses and transactional data. Our ability to protect such information and to provide services using such information without unauthorized disclosure is critical. A breach of the security measures on our systems or on those of our third-party vendors could result in the misappropriation of either our proprietary information or our users' personal information, or the interruption or breakdown of our operations. Our owned and operated business is largely dependent on consumer-facing websites, which could become inaccessible due to service interruptions or attacks. If our websites are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not return as often in the future, or at all.

Cybersecurity risks have significantly increased in recent years, in part because of the proliferation of new technologies, the increased use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. Although we continue to enhance our physical and cyber security controls and associated procedures, we may be unable to proactively address these cybersecurity risks or to implement adequate preventative measures. We have been subject to and are likely to continue to be the target of future cyberattacks.

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

See also risk factor "Laws and regulations regarding privacy, data protection and the handling of personal information are complex and continuously evolving, and could have a material adverse effect on our business, financial condition and results of operations" for additional information.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use our proprietary information. For example, third party website operators have created look-alike sites of our O&O Sites, some of which contain links to our terms, privacy policies and/or customer service. These sites divert traffic away from our sites, expose us to regulatory scrutiny as the look-alike sites often have compliance issues, and create consumer confusion. Despite our efforts to monitor the internet for look-alike sites, there can be no assurance that we will be able to quickly detect and remove all look-alike sites, which could impair our reputation, expose us to regulatory scrutiny, and adversely affect our business.

As a creator and a distributor of digital media content, we face liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, including materials provided by third parties.

We display original and third-party content on our O&O Sites and Commerce Media Solutions and in our marketing messages. As a result, we have faced and may continue to face potential liability based on a variety of legal theories, including copyright or trademark infringement. We generally rely on the "fair use" exception for our use of third-party brand names and marks, but these third parties may disagree, and the laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis. We also create content we believe to be original for our websites. While we do not believe that this content infringes on any third-party copyrights or other intellectual property rights, owners of competitive websites that present similar content have taken and may take the position that our content infringes on their intellectual property rights.

We are also exposed to risk that content provided by third parties and posted to our websites is inaccurate or misleading. These claims could divert management's time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. The general liability and cyber insurance we maintain may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or that exceeds our insurance coverage, could materially adversely affect our business, financial condition, and results of operations.

Laws and regulations regarding privacy, data protection, and the handling of personal information are complex and continuously evolving, and could have a material adverse effect on our business, financial condition, and results of operations.

Because we collect, store, process, use and sell data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations, as well as contractual requirements, regarding privacy, data protection and the collection, maintenance, protection, use, transmission, disclosure, and disposal of personal information. These laws and regulations continuously evolve and involve matters central to our business, including user privacy, data protection, content, intellectual property, electronic contracts and other communications, e-commerce, rewards and other promotional marketing campaigns, competition, protection of minors, consumer protection, taxation, libel, defamation, internet or data usage, and online payment services. While we strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection, these obligations may be interpreted and applied in new ways or inconsistently across jurisdictions, and new regulations may be enacted.

The European Union's General Data Protection Regulation ("GDPR") imposed new requirements on entities and granted individuals new rights in connection with the collection, use and storage of the personal information of European Union residents. Our operations in the UK are subject to the UK-GDPR, which took effect prior to Brexit and is largely identical to the GDPR. The fines for failing to comply with the GDPR or UK-GDPR are significant and the potential ways that the regimes could be applied to a business such as ours are uncertain. Similarly, the data privacy laws in Canada and Australia are becoming more stringent and we must comply with these laws or risk regulatory inquiries, fines, and penalties.

In the U.S., while there is no federal version of GDPR yet, as of March 14, 2025, approximately 20 states have enacted data privacy laws, including the California Consumer Privacy Act of 2018 ("CCPA"). As of March 14, 2025, similar bills are being considered in approximately a dozen additional states. Some of the proposed laws include a private right of action to enforce noncompliance, which, if enacted, would expose us to potential litigation and claims. Because of the variation in these states' laws, it is extremely difficult and expensive to comply with this patchwork of data privacy laws. There can be no assurance that we will be able to do so or that the costs of compliance will not be prohibitively expensive, either of which could have a material adverse effect on our business and results of operations.

Due to the high volume of user registrations on our O&O Sites, we receive many requests from users seeking to exercise their data privacy rights. In response, we implemented a third-party solution to support our systems and processes to handle these requests and have already devoted significant resources to handling data privacy requests. However, we expect to incur additional costs to maintain compliance with the evolving data privacy and data protection laws and regulations.

Risks Related to Financial Matters

We may require additional capital in the future to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, and such capital may not be available to us on acceptable terms, or at all.

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

The SLR Credit Agreement generally prohibits additional debt financings without SLR's consent and requires proceeds from equity financings to be used to prepay indebtedness to SLR. Accordingly, we will not be able to raise capital for uses other than prepayment of SLR indebtedness without SLR's consent. In addition, the SLR Credit Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amounts outstanding thereunder. While we had $18.5 million available under the SLR Revolver as of December 31, 2024, our use of such funds is subject to certain conditions, including borrowing base requirements, as discussed above.

In addition to revenue from business operations and proceeds from the SLR Credit Agreement, the Company's primary source of working capital to date has been through the sale of equity and subordinated debt securities to officers, directors and a principal stockholder. Equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions, or security interests in our assets. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and results of operations.

We have written down all of our goodwill from our prior acquisitions and could experience significant charges to our intangible assets, which may affect our results of operations in the future.

As a result of prior acquisitions, we had a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet. As of December 31, 2024, all of the goodwill from prior acquisitions was impaired, and the remaining balance of goodwill is $0. Unfavorable changes in the business climate or competitive environment, our revenue forecasts, our market capitalization, capital structure, capital expenditure levels, operating cash flows, as well as adverse legal or regulatory actions or developments could cause further material impairments to the carrying value of our intangible assets or intangible assets we may obtain in future periods.

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

Risks Related to Our Common Stock and the Securities Markets

We are currently listed on The Nasdaq Capital Market (“Nasdaq”). If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our common stock is currently listed on Nasdaq, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

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

Our stock price has been and may be volatile in the future, and as a result, investors in our securities could incur substantial losses.

There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future attributable to various factors including those discussed in the “Risk Factors" section included in this report. Some factors may be unrelated to our operating performance or prospects or may be beyond our control. The price for our common stock may be influenced by many factors, including investor reaction to our business strategy; the success of our services, products, or technologies; compliance with Nasdaq listing standards; variations in our financial results; any major change in our board or management; or our involvement in regulatory investigations or litigation. In addition, if one or more analysts covering our business downgrade their evaluations of our common stock or the stock of other companies in our industry, the price of our common stock could decline. If one or more analysts cease to cover our common stock, we could lose visibility in the market for our common stock, which in turn could cause our stock price to decline.

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

As of March 17, 2025, our executive officers, directors, and holders of 10% or more of our outstanding common stock, in the aggregate, beneficially owned and have the ability to exercise some voting control over approximately 64.9% of our outstanding shares of common stock. On January 17, 2025, the Board appointed James P. Geygan to the Board. Mr. Geygan serves as the Interim Chief Executive Officer and President of one of our institutional investors, Global Value Investment Corporation. As a result, these stockholders could exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, which might affect the trading price of our common stock.

The concentration of stock ownership may also serve to limit the trading volume of our common stock and lead to greater volatility in our stock price. As of March 17, 2025, our largest stockholder, Dr. Phillip Frost, owned, directly or indirectly, approximately 39.1% of our outstanding common stock. Dr. Frost has no obligation to provide us with advance notice of any sale or purchase of our common stock. If the concentration of our common stock ownership were to significantly shift, via sales of shares currently held by Dr. Frost or otherwise, we cannot predict the impact that any resulting change to the trading volume might have on our stock price.

Future issuances of shares of our common stock could have a dilutive effect on your investment in us.

Pursuant to our incentive plans, our Board of Directors has granted and may continue to grant stock options, restricted stock units, or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards may have a dilutive effect on our common stock, which could cause our stock price to decline. During 2024 and 2023, we issued 319,933 and 255,406 shares of common stock, respectively, in connection with prior acquisitions, vesting of awards made under our 2018 Stock Incentive Plans, our 2022 Omnibus Equity Incentive Plan (the "2022 Plan"), and for other business purposes. As of December 31, 2024, there were an additional 884,851 shares of restricted stock and options granted under the 2022 Plan, as well as other compensatory arrangements that might vest and be delivered through 2031. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards may have a dilutive effect on our common stock, which could cause our stock price to decline.

Additionally, any future equity or debt financing may have a dilutive effect on the holdings of our existing stockholders.

We do not intend to pay cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our common stock and we do not expect to declare or pay any cash dividends in the foreseeable future. Additionally, our Credit Agreement prohibits us from paying cash dividends on our common stock and contains limitations on our ability to redeem or repurchase shares of our common stock. As a result, stockholders may only receive a return on their investment in our common stock if the trading price of their shares increases.

We are a smaller reporting company and a non-accelerated filer, and we benefit from certain reduced governance and disclosure requirements, but we cannot be certain if the reduced disclosure requirements make our common stock less attractive to investors.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We have made cybersecurity and the protection of our customers' data a top priority. The critical areas that we consider for our evolving cybersecurity program include access control; data encryption; SSDLC/change management; BCP/DRP; endpoint security; patch management; vulnerability assessments; compliance management; data privacy; incident response; monitoring, alerting, and logging; employee training (ingrained in our onboarding process, and mandatory online and in person training annually); and cyber insurance (coverage areas include ransomware, and business interruption which are critical to our clients and availability of business operations).

Risk Management & Strategy

Our cyber risk management program is designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. To help protect our company from a major cybersecurity incident that could have a material impact on operations or our financial results, we have implemented policies, procedures, programs and controls, including investments in technology that focus on cybersecurity incident prevention, identification and mitigation. These investments include best practice applications such as CrowdStrike, Okta, Intune and Kandji. These tools also strengthen our overall IT posture as well as our monitoring and alerting and patching processes. The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the continuous monitoring such as National Institute of Standards and Technology ("NIST"). We execute an NIST 800-53 review annually and use the results of existing cyber risks to prioritize projects designed to address these gaps and create a go-forward strategy. Our internal and external auditors review our IT and cybersecurity controls annually for design and operating effectiveness.

Governance

Our Cybersecurity Program is governed by the Company's IT, Legal, and Compliance teams. Our Chief Technology Officer ("CTO") has over 20 years of experience in marketing technology and analytics. Our Vice President of IT Governance, Risk and Compliance ("VP of IT") has over 20 years of experience in IT internal and external audits, IT consulting, and governance, risk, and compliance. Our General Counsel regularly coordinates with the IT team on data security and compliance issues. The CTO and General Counsel report directly to the Chief Executive Officer ("CEO"), so any material issues are raised to the CEO, and a status update of key cybersecurity projects and any material breaches is provided quarterly to the Board's Audit Committee, which includes both an internal and external audit.

Incident Disclosure and Materiality

Our incident management procedures include identification, evaluation, definition, and escalation based on the determination of materiality. This determination involves the Company's IT, Legal, and Compliance teams, executive officers, and cyber insurance provider. Breach notifications and escalation to the Audit Committee would also be based on the materiality determination. The collaboration among IT, Legal, and Compliance helps ensure and prevent gaps with laws and regulations. Each quarter, the VP of IT provides an update on key cybersecurity projects and any material breaches at the quarterly Audit Committee meeting, at which both the internal and external auditors are present.

While we did not experience a material cybersecurity incident during the year ended December 31, 2024, the scope and impact of any future incident cannot be predicted. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, results of operations, or financial condition. See Item 1A. "Risk Factors" for more information on our cybersecurity-related risks.

Item 2. Properties.

Our headquarters are located at 300 Vesey Street, 9th Floor, New York, NY 10282, where we lease 42,685 square feet of office space under an 84-month sublease, which is scheduled to terminate on November 7, 2025.

Our AdParlor business operates out of a shared co-working space located at 200 Bay Street, North Tower Suite 1200, Toronto, Ontario M5J 2J2, Canada under a 12-month lease, effective as of August 1, 2024.

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

Certain Legal Matters

On January 28, 2020, the Company received a Civil Investigative Demand from the Federal Trade Commission ("FTC") regarding compliance with the FTC Act and the Telemarketing Sales Rule. On May 26, 2023, the Company agreed to the terms of a Stipulated Order for Permanent Injunction, Monetary Judgment, Civil Penalty Judgment, and Other Relief (the "FTC Consent Order"). The FTC Consent Order imposed a civil penalty of $2.5 million, required additional changes to the Company's employment opportunities marketplace and programmatic advertising business, and resulted in the implementation of compliance measures across the business. On July 17, 2023, the FTC and the Company filed a Joint Motion for Entry of Proposed Stipulated Order in the United States District Court for the Southern District of Florida. The FTC Consent Order was entered by the Court on August 11, 2023, and the escrow funds were released on August 15, 2023. On August 12, 2024, the Company filed its required compliance report. The Company maintains insurance policies that covered a majority of the legal costs incurred related to the FTC inquiry.

The Company was involved in a TCPA class action, Daniel Berman v. Freedom Financial Network, which was originally filed in the Northern District of California in 2018. On May 31, 2023, the parties entered into an Amended Class Action Settlement Agreement (the "Berman Settlement Agreement"), which included injunctive provisions and payment to plaintiffs of $9.75 million for legal fees and a consumer redress fund, of which the Company was responsible for $3.1 million. The final approval of the Berman Settlement Agreement was filed on February 23, 2024. To satisfy its obligations under the Berman Settlement Agreement, the Company made a cash payment of $1.1 million on March 15, 2024 and issued a junior secured promissory note in the principal amount of $2.0 million payable to the co-defendant, Freedom Debt Relief, LLC.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On October 5, 2023, we applied to transfer the listing of our common stock to The Nasdaq Capital Market ("Nasdaq") under the symbol "FLNT." Prior to such time, our common stock traded on The Nasdaq Global Market under the symbols "FLNT" and "COGT."

Stockholders

As of March 27, 2025, there were 228 record holders of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Recent Sales of Unregistered Securities

None.

Dividend Policy

During our fiscal year ended December 31, 2024, we paid no dividends and made no other distributions in respect of our common stock. We have no plans to pay any cash dividends or make any other cash distributions in the foreseeable future. Our Credit Agreement prohibits us from paying dividends on our equity securities, other than dividends on common stock which accrue (but are not paid in cash) or are paid in kind, or dividends on preferred stock which accrue (but are not paid in cash) or are paid in kind.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K ("2024 Form 10-K"). This 2024 Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in the section titled "Cautionary Note Regarding Forward-Looking Statements" and in Part I, "Item 1A. Risk Factors" of this 2024 Form 10-K.

Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company") is a commerce media solutions provider connecting top-tier brands with highly engaged consumers. Leveraging diverse ad inventory, robust first-party data, and proprietary machine learning, Fluent unlocks additional revenue streams for partners and empowers advertisers to acquire their most valuable customers at scale. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with consumers they are seeking to reach.

We access these consumers through both our commerce media solutions marketplace ("Commerce Media Solutions"), and our owned and operated digital media properties ("O&O Sites"). Since the beginning of 2024, we have delivered data and performance-based customer acquisition services for over 500 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

We operate our Commerce Media Solutions on partner sites and mobile apps where we embed our proprietary ad-serving technology to identify and acquire consumers for our advertiser clients. Our technology is integrated at key moments in the consumer experience to capitalize on high engagement and improve conversion. For example, our post-transaction solution connects our advertisers to consumers on e-commerce websites and apps after a purchase or similar transaction. These syndicated Commerce Media Solutions generate meaningful income for our media partners, while driving high-quality customer acquisition for our advertiser clients. We sign agreements with our media partners with one to five year terms, typically remunerating them on a revenue share and/or impression basis.

We also attract consumers at scale to our O&O Sites primarily through promotional offerings, through which consumers are rewarded for completing activities on our sites. When registering on our sites, consumers provide their name, contact information, and opt-in permission for telemarketing and email marketing. Approximately 90% of these users engage with our media on their mobile devices or tablets.

Once users have registered on our sites, we integrate our proprietary direct marketing technologies and analytics to engage them with surveys, polls, and other experiences, through which we learn about their lifestyles, preferences, and purchasing histories, among other matters. Based on these insights, we serve users targeted, relevant offers on behalf of our clients. As new users register and engage with our sites and existing registrants re-engage, the enrichment of our database expands our addressable advertiser client base and improves the effectiveness of our performance-based campaigns.

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We solicit our users' consent to be contacted by us and/or our advertisers via various contact methods including email, telephone, SMS/text, and push messaging. We then leverage their self-declared data in our array of performance offerings primarily in two ways: (1) to serve advertisements that we believe will be relevant to users based on the information they provide when they engage on our O&O Sites or other partner sites through our commerce media marketplace and (2) to provide our clients with users' contact information so that such clients may communicate with them directly. We may also leverage our existing technology and database to drive new revenue streams, including utilization-based models (e.g., programmatic advertising).

Additionally, we operate a call center-supported performance marketplace ("Call Solutions") that provides live, call-based performance campaigns to help clients increase engagement. In some cases, we have sold products and services directly on behalf of our clients. The Call Solutions business serves clients across an array of industries but has had a heavy focus on the health insurance sector.

We generate revenue by delivering measurable marketing results to our clients. We differentiate ourselves from other marketing alternatives by our ability to provide clients with a cost-effective and measurable return on advertising spend ("ROAS"), a measure of profitability of sales compared to the money spent on ads, and to manage highly targeted and highly fragmented online media sources. We are predominantly paid on a negotiated or market-driven "per click," "per lead," or other "per action" basis that aligns with the customer acquisition cost targets of our clients. For our O&O Sites and Call Solutions business, we bear the responsibility and cost of acquiring consumers from media partners that ultimately generate qualified clicks, leads, calls, app downloads, or customers for our clients. Our Commerce Media Solutions business does not bear media inventory risk.

Through AdParlor, LLC ("AdParlor"), our wholly owned subsidiary, we conduct our non-core business which offers advertiser clients a managed service for creator marketing and media buying on different social platforms.

For the years ended December 31, 2024 and 2023, we recorded revenue of $254.6 million and $298.4 million, net loss of $29.3 million and $63.2 million, and adjusted EBITDA of negative $5.6 million and positive $6.8 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on U.S. GAAP, adding back income taxes, interest expense, depreciation and amortization, share-based compensation expense, and other adjustments. See our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this 2024 Form 10-K for further discussion and analysis of our results of operations. For a further discussion of adjusted EBITDA, including a reconciliation from net income (loss), see "Definitions, Use and Reconciliation of Non-GAAP Financial Measures" below.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

Our legacy owned and operated business depends on identifying and accessing high quality media sources and on our ability to attract targeted users to our offers. As our business grew, we attracted larger and more sophisticated advertiser clients to our marketplaces. To further increase our value proposition to clients and to fortify our leadership position in the evolving regulatory landscape of our industry, we implemented a Traffic Quality Initiative ("TQI") in 2020 and established our Commerce Media Solutions business in 2023 to access more higher value consumers. Sourcing high quality traffic will remain a focus and part of a broader initiative to improve customer acquisition for our clients.

Starting in 2022, we increased our spend with major digital media platforms, revised our bidding strategies for affiliate traffic, and developed partnerships to expand traffic from social media platforms, including the growing influencer sector. We have pursued strategic initiatives that enable us to grow revenue with existing user traffic volume by attracting users to our O&O Sites using email and SMS messages. In addition, we have focused on improved monetization of consumer traffic through improved customer relationship management that allow us to re-engage consumers who have registered on our O&O Sites. Through these initiatives, our business has become less dependent on the volume of users to generate revenue growth.

We believe that significant value has been, and will continue to be, created by improving the quality of traffic and consumers driven to our O&O Sites. Better quality users lead to increased user participation rates and higher conversion rates for our advertiser clients, resulting in increased monetization, and ultimately increased revenue and media margin. Media margin, a non-GAAP measure, is the portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue.

Since 2022, however, we have experienced challenges maintaining traffic volume to our O&O Sites, primarily due to the FTC inquiry and subsequent FTC Consent Order that mandated that we tighten our standards for media sourcing and put us at a competitive disadvantage to our competitors in the performance marketing market. Other factors that affected our traffic volume have included the volatility and attrition of affiliate supply sources, changes in search engine algorithms, and email and text message blocking algorithms. In response to these challenges, we have invested in strategic and internal efforts to secure additional traffic from the growing influencer sector and to expand our ad network beyond our O&O Sites. However, these efforts have not fully offset the decrease in volume to our O&O Sites and increasing costs for acquiring that traffic, and as a result we have seen lower revenue and lower gross profit in our owned and operated business.

In 2023, we launched our Commerce Media Solutions business to access additional high value consumers for our advertiser clients and help media owners and ecommerce businesses generate additional revenue from their existing consumer traffic. Fluent’s Commerce Media Solutions embeds proprietary ad-serving technology in the post-action and post-transaction inventory on partner sites and mobile apps across a range of industries, including retail, ticketing and quick service restaurants. In 2024, we served ads to over 100 million consumers in the post-action and post-transaction moment for top-tier publishers and brands. These consumers are the highest intent consumers and drive significantly higher ROAS for our advertiser clients than those from our O&O Sites. The mix and profitability of our media channels, strategies, and partners is likely to continue to be dynamic and reflect evolving market trends and the regulatory environment.

Trends & Seasonality

We deliver data and performance-based marketing executions to our clients across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment. In 2023, we experienced slowdowns in certain sectors of the Media & Entertainment, Staffing & Recruitment, and Financial Products & Services industries. Both data and performance-based spend continued to be challenged in 2024 by general economic uncertainty. In 2024, revenue declined largely due to media supply challenges in our O&O Sites, effects of the FTC Consent Order on our programmatic extension of the owned and operated business, and declines related to the divestiture of the Company's subscription business in May 2024. In 2025, we expect that growth of our Commerce Media Solutions business will offset year-over-year revenue decline related to continued media supply challenges in our O&O Sites.

We continue to work with select advertiser clients to define high performing consumer segments on both our O&O Sites and Commerce Media Solutions marketplace and strategically price paid conversions accordingly. This initiative has helped clients drive higher ROAS and driven increased budgets from clients across the Media & Entertainment industry, which represents a large component of our revenue mix.

Our performance is subject to fluctuations related to seasonality and cyclicality in our clients' businesses and fluctuations in media sources. Specifically, our retail specific media partners in our Commerce Media Solutions marketplace are highly seasonal based on fourth quarter consumer spending and our Call Solutions business that benefits from Medicare open enrollment periods ("OEPs") experiencing increased volume in the first and fourth quarters. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

The first quarter of 2025 has continued to be characterized by tepid economic conditions and media supply uncertainty in the O&O Sites marketplaces and rising media costs in the Call Solutions business that have depressed gross profit in recent quarters. To confront these headwinds, we are continuing to invest in securing additional media partners for our Commerce Media Solutions marketplace and by diversifying our client base. We also continue to develop our "ROAS program" across additional segments of advertisers in an effort to gain additional allocations and pricing increases to further improve our user monetization.

Business Practices & Compliance

We have continued to be affected by slowed economic conditions and the impacts of the FTC Consent Order (as described in Note 15, Contingencies, in the Notes to the consolidated financial statements) on our O&O Sites and programmatic advertising business. The industry-leading compliance measures we implemented on our O&O Sites in response to such FTC Consent Order, in addition to the TQI, continue to negatively impact our revenues and gross profit.

Current Economic Conditions

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts. Inflation, rising interest rates, and reduced consumer confidence have caused our clients and their customers to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. Considering the slowed macro-economic environment, we continue to prioritize strategic investments that have near-term benefits to revenue while also streamlining our organization through targeted workforce reductions.

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

Adjusted EBITDA is defined as net income (loss), excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) loss on early extinguishment of debt, (6) accrued compensation expense for Put/Call Consideration, (7) goodwill impairment, (8) impairment of intangible assets, (9) loss (gain) on disposal of property and equipment, (10) fair value adjustment of Convertible Notes with related parties, (11) acquisition-related costs, (12) restructuring and other severance costs, and (13) certain litigation and other related costs.

Adjusted net income (loss) is defined as net income (loss), excluding (1) share-based compensation expense, (2) loss on early extinguishment of debt, (3) accrued compensation expense for Put/Call Consideration, (4) goodwill impairment, (5) impairment of intangible assets, (6) loss (gain) on disposal of property and equipment, (7) fair value adjustment of Convertible Notes with related parties, (8) acquisition-related costs, (9) restructuring and other severance costs, and (10) certain litigation and other related costs. Adjusted net income (loss) is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization), which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
(In thousands, except percentages)	2024	2023
Revenue	$254,623	$298,399
Less: Cost of revenue (exclusive of depreciation and amortization)	193,821	219,884
Gross Profit (exclusive of depreciation and amortization)	$60,802	$78,515
Gross Profit (exclusive of depreciation and amortization) % of revenue	24%	26%
Non-media cost of revenue (1)	11,710	12,785
Media margin	$72,512	$91,300
Media margin % of revenue	28.5%	30.6%

(1) Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net income (loss), which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
(In thousands)	2024	2023
Net loss	$(29,277)	$(63,218)
Income tax benefit	(1,811)	(116)
Interest expense, net	4,749	3,204
Depreciation and amortization	9,926	10,876
Share-based compensation expense	1,970	3,756
Loss on early extinguishment of debt	1,009	—
Goodwill impairment	1,261	55,405
Impairment of intangible assets	980	—
Fair value adjustment of Convertible Notes, with related parties	1,670	—
Acquisition-related costs (1)	2,083	2,745
Restructuring and certain severance costs	1,821	456
Certain litigation and other related costs	—	(6,311)
Adjusted EBITDA	$(5,619)	$6,797

(1) Balance includes compensation expense related to non-competition agreements and earn-out expense incurred as a result of business combinations (see Note 14, Variable Interest Entity, in the Notes to the consolidated financial statements). The earn-out expense was $110 and $434 for the years ended December 31, 2024 and 2023, respectively.

Below is a reconciliation of adjusted net income and adjusted net income per share from net income (loss), which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023
Net loss	$(29,277)	$(63,218)
Share-based compensation expense	1,970	3,756
Loss on early extinguishment of debt	1,009	—
Goodwill impairment	1,261	55,405
Impairment of intangible assets	980	—
Fair value adjustment of Convertible Notes, with related parties	1,670	—
Acquisition-related costs (1)	2,083	2,745
Restructuring and certain severance costs	1,821	456
Certain litigation and other related costs	—	(6,311)
Adjusted net loss	$(18,483)	$(7,167)
Adjusted net loss per share
Basic	$(1.14)	$(0.52)
Diluted	$(1.14)	$(0.52)
Adjusted weighted average number of shares outstanding:
Basic	16,259,943	13,770,355
Diluted	16,259,943	13,770,355

(1) Balance includes compensation expense related to non-competition agreements and earn-out expense incurred as a result of business combinations (see Note 14, Variable Interest Entity, in the Notes to the consolidated financial statements). The earn-out expense was $110 and $434 for the years ended December 31, 2024 and 2023, respectively.

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

Results of Operations

Summary

Year ended December 31, 2024 compared to year ended December 31, 2023:

•	Revenue decreased 15% to $254.6 million, compared to $298.4 million.

•	Net loss was $29.3 million, or $1.80 per share, compared to net loss of $63.2 million, or $4.59 per share.

•

Gross profit (exclusive of depreciation and amortization) decreased 23% to $60.8 million, representing 24% of revenue for the year-ended December 31, 2024, from $78.5 million, representing 26% of revenue for the year-ended December 31, 2023.

•	Media margin decreased 21% to $72.5 million, representing 28.5% of revenue for the year-ended December 31, 2024, from $91.3 million, representing 30.6% of revenue for the year-ended December 31, 2023.

•	Adjusted EBITDA was negative $5.6 million, compared to positive $6.8 million.

•	Adjusted net loss was $18.5 million, or $1.14 per share, compared to $7.2 million, or $0.52 per share.

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those respective periods:

	Year Ended December 31,
(in thousands)	2024		2023
Revenue	$254,623	100%	$298,399	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	193,821	76.1	219,884	73.7
Sales and marketing	17,317	6.8	18,576	6.2
Product development	17,281	6.8	18,454	6.2
General and administrative	37,697	14.8	35,334	11.8
Depreciation and amortization	9,926	3.9	10,876	3.6
Goodwill impairment and impairment of intangible assets	2,241	0.9	55,405	18.6
Total costs and expenses	278,283	109.3	358,529	120.2
Loss from operations	(23,660)	(9.3)	(60,130)	(20.2)
Interest expense, net	(4,749)	(1.9)	(3,204)	(1.1)
Fair value adjustment of Convertible Notes, with related parties	(1,670)	(0.7)	—	—
Loss on early extinguishment of debt	(1,009)	(0.4)	—	—
Loss before income taxes	(31,088)	(12.2)	(63,334)	(21.2)
Income tax benefit	1,811	—	116	—
Net loss	$(29,277)	(11.5)	$(63,218)	(21.2)

Year ended December 31, 2024 compared to year ended December 31, 2023

Revenue.

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Revenue	$254,623	$298,399	(15%)

For the year ended December 31, 2024 and 2023, revenue was comprised of owned and operated marketplaces of $168.4 million and $235.7 million, Commerce Media Solutions of $41.3 million and $10.7 million, and other streams of $44.9 million and $52.0 million, respectively. The decrease in owned and operated marketplaces revenue was primarily attributable to a challenging macro-economic environment and a decrease in media supply resulting from changes in our business practices to comply with the FTC Consent Order, which drove a reduction in spend from key clients in the Media & Entertainment and Staffing & Recruitment sectors. Revenue in owned and operated marketplaces was further negatively impacted by the enormous social media advertising spend driven by the US Presidential election, which started in late August 2024 and impacted our ability to buy media at acceptable margins for existing advertiser demand. Partially offsetting that decline, our Commerce Media Solutions business added long-term contracts with new media partners which drove up revenue from advertiser clients in the Retail & Consumer sector. Within our other streams, we experienced a decrease related to the True North business we exited in the second quarter of 2024. We expect year-over-year declines in the owned and operated marketplace to continue; however, we expect such declines and decreases to be more than offset by the continued growth of Commerce Media Solutions in the second half of 2025.

Cost of revenue (exclusive of depreciation and amortization).

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Cost of revenue (exclusive of depreciation and amortization)	$193,821	$219,884	(12%)

For the year ended December 31, 2024 and 2023, cost of revenue (exclusive of depreciation and amortization) consisted mainly of owned and operated media and fulfillment costs of $130.6 million and $173.6 million, Commerce Media Solutions media cost of $27.0 million and $9.9 million, media and enablement costs related to our other revenue streams of $31.8 million and $32.5 million, and indirect costs of revenue of $4.4 million and $3.9 million, respectively. Our owned and operated marketplaces cost of revenue (exclusive of depreciation and amortization) primarily consists of media and related costs associated with acquiring traffic from third-party publishers, digital media platforms, and influencers for our O&O Sites and fulfillment costs related to rewards earned by consumers. The decrease in O&O Sites media cost was largely attributable to the challenges in acquiring media due to changes in our business practices to comply with the FTC Consent Order. Such costs increased as a percentage of revenue. Our Commerce Media Solutions cost of revenue consists of fees and revenue share payments made to media partners for ads served on their digital properties. The increase in cost of revenue (exclusive of depreciation and amortization) in the Commerce Media Solutions was driven by increased impressions from new media partners added over the period. Cost of revenue (exclusive of depreciation and amortization) for Commerce Media Solutions decreased as a percentage of revenue. The decrease in cost of revenue (exclusive of depreciation and amortization) for other revenue streams, which includes, in addition to media costs, enablement costs and tracking costs related to our consumer data associated with our call centers, was attributable to these added costs to support the ACA business offset by a decrease related to our exit from the True North business in the second quarter of 2024. Cost of revenue (exclusive of depreciation and amortization) for other revenue streams increased as a percentage of revenue. Indirect costs of revenue increased as a result of escalated hosting costs.

For the year ended December 31, 2024, overall cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue increased to 76.1%, compared to 73.7% for the year ended December 31, 2023.

In the normal course of executing paid media campaigns to source consumer traffic for our O&O Sites, we regularly evaluate new channels, strategies, and partners. For the year ended December 31, 2024, O&O Sites digital media spend continued to be a mix of affiliate traffic, paid media from major digital platforms, influencer activations, and inventory from strategic media partners. Traffic acquisition costs incurred with the major digital media platforms have historically been higher than affiliate traffic sources and the mix and profitability of our media channels, strategies, and partners reflect evolving market dynamics, the impact of our Traffic Quality Initiative, and the increased compliance obligations from the FTC Consent Order. As we evaluate and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or modify the practices of, such sources, which could reduce profitability further. Commerce Media Solutions media partners are generally renumerated on a per impression or rev share basis, leading to more consistent profitability. Ultimately, we believe improved traffic quality is the foundation to support sustainable long-term growth and position us as an industry leader and Commerce Media Solutions is key to that goal. Although past levels of cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue are not indicative of future percentages in the owned and operated and Call Solutions businesses, we expect revenue share agreements in the Commerce Media Solutions to create more stability in the long-term.

Sales and marketing.

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Sales and marketing	$17,317	$18,576	(7%)

For the years ended December 31, 2024 and 2023, sales and marketing expense consisted primarily of employee salaries and benefits of $14.8 million and $15.8 million, restructuring costs of $0.6 million and $0.1 million, advertising costs of $0.6 million and $0.9 million, professional fees of $0.5 million and $0.4 million, travel and entertainment expense of $0.4 million and $0.4 million, and non-cash share-based compensation expense of $0.2 million and $0.5 million, respectively. The decrease was primarily due to lower salaries and other employee related costs driven by a decline in headcount and lower non-cash share-based compensation as a result of lower grants, partly offset by an increase in restructuring costs driven by the current year reductions in workforce, as described below.

Product development.

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Product development	$17,281	$18,454	(6%)

For the years ended December 31, 2024 and 2023, product development expense consisted primarily of employee salaries and benefits of $12.7 million and $13.6 million, professional fees of $1.6 million and $1.7 million, software license and maintenance costs of $1.5 million and $1.9 million, restructuring and severance costs of $0.7 million and $0.1 million, and non-cash share-based compensation expense of $0.2 million and $0.6 million, respectively. The decrease was primarily due to a decline in salaries driven by lower headcount and lower spend on IT-related vendors and a decline in non-cash share-based compensation due to lower grants, partly offset by an increase in restructuring and severance costs in the current year period due to the reductions in workforce, as described below.

General and administrative.

	Year Ended December 31,
(In thousands)	2024	2023	% Change
General and administrative	$37,697	$35,334	7%

For the years ended December 31, 2024 and 2023, general and administrative expense consisted mainly of employee salaries and benefits of $17.1 million and $18.5 million, professional fees of $6.3 million and $6.6 million, office overhead of $4.2 million and $4.3 million, software license and maintenance costs of $3.1 million and $2.6 million, acquisition-related costs of $2.1 million and $2.7 million, non-cash share-based compensation expense of $1.5 million and $2.6 million, restructuring and severance costs of $0.6 million and $0.3 million, and certain litigation and related costs of $0.0 million and a credit of ($6.3) million, respectively. The increase in general and administrative expenses was primarily related to the absence of the credit for certain litigation and related costs due to insurance reimbursements for previously incurred legal fees and lower than expected regulatory settlement in the prior year, along with an increase in restructuring or severance costs, based on the reduction in workforce as described below. This was partially offset by a reduction in salaries and benefits due to lower headcount, a decline in share-based compensation expense due to lower grants, and a decrease in acquisition related costs mainly due to the conveyance of True North, LLC and its direct and indirect subsidiaries.

During the first quarter of 2023 and the first, second, and third quarters of 2024, we implemented reductions in the workforce that resulted in the termination of 20, 20, 19, and 29 employees, respectively, following management's determination to more effectively align resources with our strategic initiatives. In connection with the first quarter 2023 reductions, we incurred $0.5 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by March 31, 2024. In connection with the first quarter 2024 reductions, we incurred $0.7 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by September 30, 2024. In connection with the second quarter 2024 reductions, we incurred $0.6 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by December 31, 2024. In connection with the third quarter 2024 reductions, we incurred $0.5 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by March 15, 2025. Subsequently, we implemented an additional reduction in workforce in the first quarter of 2025, resulting in the termination of 24 employees. The exit-related restructuring costs are expected to be approximately $1.3 million, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by March 31, 2026. Apart from these exit-related restructuring costs, these reductions in workforce are expected to result in corresponding reductions in future salary and benefits within sales and marketing, product development, and general and administrative expenses.

Depreciation and amortization.

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Depreciation and amortization	$9,926	$10,876	(9%)

The decrease in depreciation and amortization expense was mainly due to the full amortization of certain intangible assets as compared to the year-ended December 31, 2023.

Goodwill impairment and write-off of intangible assets.

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Goodwill impairment and impairment of intangible assets	$2,241	55,405	(96%)

We recognized a $1.3 million goodwill impairment in the current year period related to the All Other reporting unit and a $1.0 million impairment on its software developed for internal use related to the Fluent reporting unit and customer relationships related to the All Other reporting unit in the current year period, compared to the goodwill impairment of $55.4 million for the Fluent and All Other Reporting Unit for the prior year period.

Interest expense, net.

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Interest expense, net	$4,749	$3,204	48%

The increase was driven by the higher average interest rate on the SLR (as defined herein) credit facility in the current year as compared to the prior year's Citizens Bank, N.A. term loan described below under Note 8, Long-term debt, net along with increased loan amortization.

Fair Value adjustment of Convertible Notes with related parties.

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Fair value adjustment of Convertible Notes, with related parties	$1,670	$—	100%

The change was due to a $1.7 million unrealized loss related to the fair value of Convertible Notes entered into in the current year as compared to none in the prior year.

Loss on early extinguishment of debt.

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Loss on early extinguishment of debt	$1,009	$—	100%

The change was due to a $1.0 million loss on early extinguishment of debt related to the Citizens Credit Agreement on April 2, 2024 due on September 30, 2025, as compared to no loss on debt extinguishment in the prior year.

Loss before income taxes.

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Loss before income taxes	$(31,088)	$(63,334)	(51%)

The decrease in loss before income taxes of $32.2 million was a result of the foregoing.

Income tax benefit.

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Income tax benefit	$1,811	$116	1,461%

For the twelve months ended December 31, 2024, the effective income tax rate of 5.8% differed from the statutory federal income tax rate of 21% primarily due to losses for which no tax benefit is recognized and is fully offset with a valuation allowance, which was partly offset by the benefit of the reversal of uncertain tax positions from the prior year. For the twelve months ended December 31, 2023, our effective income tax rate of 0.2% was primarily driven by the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses offset by the benefit of federal research and development credits.

As of December 31, 2024 and 2023, we recorded full valuation allowances against our net deferred tax assets. We intend to maintain full valuation allowances against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability we are able to achieve and the net deferred tax assets available.

Net loss.

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Net loss	$(29,277)	$(63,218)	(54%	)

For the years ended December 31, 2024 and 2023, net loss was $29.3 million and $63.2 million, respectively, as a result of the factors described above.

Liquidity and Capital Resources

Cash flows and liquidity position

Cash flows (used in) provided by operating activities. For the years ended December 31, 2024 and 2023, net cash used in operating activities was $14.1 million, compared to net cash provided by operating activities of $8.1 million, respectively. Net loss in the current year period of $29.3 million represents a decrease of $33.9 million, as compared with net loss of $63.2 million in the prior period. Adjustments to reconcile net loss to net cash provided by operating activities of $18.1 million in the current year period decreased by $52.3 million, as compared with $70.4 million in the prior period, primarily due to a goodwill impairment of $1.3 million and as compared to the goodwill impairment of $55.4 million in the prior period, offset by the current year period loss on the fair value adjustment of Convertible Notes of $1.7 million, loss on early extinguishment of debt of $1.0 million, and an increase in amortization of debt. There were changes in assets and liabilities consuming cash of $2.9 million in the current year period, as compared with sourcing cash of $0.9 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash flows used in investing activities. For the years ended December 31, 2024 and 2023, net cash used in investing activities was $6.2 million and $7.1 million, respectively. The decrease was mainly due to the impact of the 2023 TAPP consolidation, compared to the increase in investment in capitalized software in the current year period.

Cash flows provided by (used in) financing activities. For the years ended December 31, 2024 and 2023, net cash provided by financing activities was $15.2 million for the current year period, compared to net cash used in financing activities of $10.8 million in the prior period, respectively. The change of $26.0 million in cash provided by financing activities in 2024 was mainly due to the sale of pre-funded warrants, convertible notes and common stock, in part to officers, directors, and significant stockholders, and net proceeds received from the issuance of new debt, which was partly offset by repayment of the prior debt and new debt revolver as well as debt financing costs.

As of December 31, 2024, we had noncancelable operating lease commitments of $1.9 million and long-term debt which had a $33.0 million principal balance.

As of December 31, 2024, we had cash, cash equivalents, and restricted cash of approximately $10.7 million, a decrease of $5.1 million from $15.8 million as of December 31, 2023.

Going concern

The financial covenants under the SLR Credit Agreement (as defined below) were reset based on our twelve- month projections. However, we have not met our projections for certain recent quarters, and are currently trending below our 2025 first quarter projections. If during any fiscal quarter, we do not comply with any of our financial covenants, such non-compliance would result in an event of default that would give SLR (as defined below) the right to accelerate maturities. In such case, we would not have sufficient funds to repay the SLR Term Loan (as defined below) under the SLR Credit Agreement and any outstanding balance on the SLR Revolver (as defined below). Furthermore, even with the additional capital raise completed in March 2025, there is no assurance the available cash, plus borrowing base on the SLR Revolver will be sufficient to fund operations over the next twelve months and we expect to raise additional capital. We will consider implementing cost-saving measures, but there is no guarantee that such plans would be successfully executed or have the expected benefits. Based upon the foregoing and uncertainty of our ability to satisfy covenants in the SLR Credit Agreement (see "SLR Credit Agreement" below), management concluded that there exists a substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm included in its opinion for the year ended December 31, 2024 an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern.  Our financial statements as of December 31, 2024 did not include any adjustments that might result from the outcome of this uncertainty.

If our current plans are not successful, we may need to consider other strategic alternatives, including restructuring or refinancing our debt, seeking additional equity or debt financing, reducing or delaying our business activities and strategic initiatives, selling assets, and other strategic transactions and/or other measures. See Item 1A. Risk Factors –— "There is substantial doubt about our ability to continue as a going concern." for further information about the risks of these strategic alternatives.

Workforce reductions and divestitures

Given the continued challenges we have faced achieving profitability, we made reductions in workforce throughout 2024 and the beginning of 2025 and will continue to further consider cost reduction measures and focus resources on opportunities that will enable us to meet our projected budget and cash flow requirements. We divested a non-core business unit (see Note 14, Variable Interest Entity, in the Notes to the consolidated financial statements), transferred another business unit (see Note 6, Intangible assets, net in the Notes to the consolidated financial statements), ceased continuing operations of a non-core business, and we will review other business units to determine the impact of potential divestments.

Capital resources and cash requirements

Our sources of capital include cash on hand, cash from operations to the extent available and borrowings from the SLR Credit Facility (as defined below) to the extent available. We have no other committed sources of capital.

Our material cash requirements from known contractual and other obligations consist of our term loan and obligations under operating leases for office space. For more information regarding our SLR Credit Facility, refer to Note 8 of the Notes to our consolidated financial statements included in this 2024 Form 10-K. For more information regarding our lease obligations, refer to Note 4 of the Notes to our consolidated financial statements included in this 2024 Form 10-K.

Our future cash requirements will depend on many factors, including employee-related expenditures from expansion of our headcount, costs to support the growth in our client and partner accounts and continued client expansion, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, features, and functionality, and litigation. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. In order to finance such acquisitions or investments, it may be necessary for us to raise additional funds through public or private financings or draw upon our revolving facility. If we do not meet the conditions to draw, or additional financing is not accessible from outside sources, we may not be able to raise additional capital on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

SLR Credit Agreement

On April 2, 2024, Fluent, LLC, as Borrower, entered into a credit agreement (as amended, the "SLR Credit Agreement") with the Company and certain subsidiaries of the Borrower as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and the lenders from time to time party thereto. The SLR Credit Agreement provides for a $20.0 million term loan (the "SLR Term Loan") and a revolving credit facility of up to $30.0 million (the "SLR Revolver" and, together with the SLR Term Loan, the "SLR Credit Facility"). We used a portion of the net proceeds of the SLR Credit Facility to repay our then-outstanding obligations under the Citizens Credit Agreement dated March 31, 2021, prior to its maturity. As of December 31, 2024, the SLR Credit Facility had an outstanding principal balance of $31.5 million (of which $11.5 million relates to the SLR Revolver) and matures on April 2, 2029 (the "Maturity Date").

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

We may voluntarily prepay the SLR Term Loan, in whole or in part, at any time, subject to a premium payable on the aggregate principal amount of any such voluntary prepayments within the first three years following the closing date. There is no principal amortization prior to maturity under the SLR Credit Agreement, except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case, subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments under the SLR Revolver will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the SLR Credit Facility will be due and payable on the Maturity Date or earlier following a change in control or other event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement currently bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus 5.75% (the "Applicable Margin"). The Applicable Margin will be reduced to 5.0% when our fixed charge coverage ratio is greater than 1.10 to 1. The opening interest rate of the SLR Credit Facility was 10.81% (SOFR + CSA + 5.25%), which changed to 10.51% (SOFR + CSA+5.75%) as of December 31, 2024.

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

On August 19, 2024, we entered into the Second Amendment to the SLR Credit Agreement, which, among other things, required that we raise $2.0 million in additional capital. To raise the capital, we entered into convertible subordinated notes (See Note 8, Long-term debt, net in the Notes to the consolidated financial statements) raising an aggregate of $2.1 million. In addition, the Second Amendment (1) waived non-compliance with the financial covenants as of June 30, 2024, (2) modified the financial covenants through December 31, 2025, (3) ended a requirement to engage a financial advisor, (4) increased the interest rate margin from 5.25% to 5.75%, and (5) and waived any required prepayments from the proceeds from the convertible subordinated notes financing.

We entered into a letter agreement with SLR on October 30, 2024, pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended September 30, 2024, and the related notice of event of default, to November 19, 2024.

On November 14, 2024, we entered into the Third Amendment to the SLR Credit Agreement, which, among other things, required that we raise at least $7.5 million of additional capital by November 29, 2024 which was subsequently extended to December 3, 2024. On November 29, 2024, we entered into purchase agreements with (1) two institutional investors who purchased stock pursuant to a registered direct offering (the "Registered Direct Offering") and (2) four Company insiders who purchased pre-funded warrants (the "December Pre-Funded Warrants"), pursuant to which, on December 2, 2024, we received aggregate net proceeds of approximately $7.9 million, through the combined transactions, after deducting offering expenses (See Note 11, Equity in the Notes to the consolidated financial statements). In addition, the Third Amendment (1) waived non-compliance with the financial covenants as of September 30, 2024, (2) extended the duration of the call protection applicable to the loans, and (3) modified the cash dominion provisions to remain in effect on an indefinite basis. (See Note 8, Long-term debt, net in the Notes to the consolidated financial statements).

As a result of our economic downward trends as described above in "Advertiser Trends & Seasonality", we were not in compliance with our financial covenant under the SLR Credit Agreement as of December 31, 2024. In addition, we updated our projections to reflect the continued pressure on our operating results. On January 30, 2025 and then on March 3, 2025, we entered into letter agreements with SLR, pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended December 31, 2024, and the related notice of event of default to March 10, 2025. On March 10, 2025, we entered into the Fourth Amendment to the SLR Credit Agreement, which, among other things, required that we raise at least $5.0 million of additional capital for Fluent, LLC, our wholly-owned subsidiary, by March 20, 2025. On March 19, 2025, we entered into securities purchase agreements with directors and/or officers and certain stockholders of the Company, including our largest shareholder, pursuant to which, on March 20, 2025, they acquired pre-funded warrants to purchase up to 2,332,104 shares of our common stock for gross proceeds of $5.1 million, before deducting offering expenses payable by us of $0.1 million (See Note 16, Subsequent Events in the Notes to the consolidated financial statements). In addition, the Fourth Amendment waived non-compliance with the financial covenants as of December 31, 2024, extended the duration of the call protection applicable to the loans, and modified the financial covenants, among other things (See Note 16, Subsequent Events in the Notes to the consolidated financial statements).

The financial covenants under the SLR Credit Agreement were reset based on our twelve month projections. However, we have not met our projections for certain recent quarters and we may not meet our projections in the future. If during any fiscal quarter, we do not comply with any of our financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. In such case, we would not have sufficient funds to repay the SLR Term Loan under the SLR Credit Agreement and the additional amount owing on the SLR Revolver.

Sales of securities

On May 13, 2024, the Company issued pre-funded warrants to purchase up to 2,955,084 shares of the Company's common stock, at a purchase price of $3.384 per warrant. The aggregate gross proceeds totaled $10.0 million before deducting offering expenses payable by the Company. See Note 11, Equity in the Notes to the consolidated financial statements.

On August 19, 2024, the Company sold convertible subordinated promissory notes in aggregate principal amount of $2.1 million. See Note 8, Long-term debt, net in the Notes to the consolidated financial statements.

On December 2, 2024, the Company issued 2,483,586 shares of common stock pursuant to a registered direct offering and issued pre-funded warrants to purchase up to 1,187,802 shares of the Company’s common stock, at a purchase price of $2.3147 per warrant. The aggregate gross proceeds totaled $8.5 million before deducting offering expenses payable by the Company. See Note 11, Equity in the Notes to the consolidated financial statements.

On March 20, 2025, the Company issued pre-funded warrants to purchase up to 2,332,104 shares of the Company's common stock, at a purchase price of $2.174 per warrant. The aggregate gross proceeds totaled $5.1 million before deducting offering expenses payable by the Company. See Note 16, Subsequent Events in the Notes to the consolidated financial statements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, recoverability of the carrying amounts of goodwill and intangible assets, fair value of Convertible Notes, share-based compensation, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. All amounts below are presented in thousands.

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

Commission revenue

We, acting as the agent, recognize commission revenue in the amount expected to be received from the insurance provider when we submit the initial policy application. Further, we apply the practical expedient to estimate the commission revenue for each insurance policy by applying the use of the portfolio approach to policies grouped together by product type and period submitted for effectuation.

The commission revenue is variable based on a policy's estimated lifetime value ("LTV"), we expect the policy will remain effective based on historical trends, industry data, expectations as to future retention rates, and average commission rates, based on the expected value method. Further, we consider the application of constraints to the LTV and only recognize the amount of variable consideration believed probable to be received that will not be subject to a significant revenue reversal in the future. As the timeframe of the policy is expected to be greater than a year, a re-assessment of the estimated LTV based on updated data due to experience, industry changes, and/or commission rate changes, could result in an increase or decrease in revenue and corresponding asset in the period the change is made, and materially impact our consolidated financial statements.

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

Goodwill

In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Goodwill is tested for impairment at the reporting unit level and is conducted by estimating and comparing the fair value of each of our reporting units to their carrying value. If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit.

For the quantitative factors, management utilizes a third-party valuation firm for certain assumptions and analysis including discount rate and market multiples. We review the assumptions and analysis with the valuation firm to ensure reasonableness, although it is inherently uncertain and unpredictable.

During the three months ended June 30, 2024, we determined that the effects of the expected decline in operations due to the impact of certain client relationships constituted a triggering event for the All Other reporting unit. We conducted an interim test of the fair value of the All Other reporting unit's goodwill for potential impairment related to the triggering event. We applied solely the income approach to determine the fair value of the All Other reporting unit. The results of this approach indicated that the carrying value exceeded its fair value by 58%. We therefore concluded that the goodwill was impaired as of June 30, 2024 and recorded a non-cash impairment charge for its remaining balance of $1,261.

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

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. We may use a third-party valuation firm to assist us in evaluating asset recoverability.

During the three months ended June 30, 2024, we conducted an interim test of recoverability of the All Other reporting units long lived assets, which compared projected undiscounted cash flows to the carrying value of the asset group. If we were to experience sales declines, a significant change in operating margins which may impact our cash flows, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of other assets. Based on the results of this approach as of June 30, 2024, we concluded that the long-lived asset was not recoverable and an impairment loss was calculated. We assessed the fair value taking into account the market and the impact of the asset on the forecast and determined that the full remaining balance was impaired. As such, we recorded a non-cash impairment charge of $383 in the second quarter of 2024.

Convertible Notes, at fair value with related parties

We evaluated the terms of our Convertible Notes to determine whether the debt instrument contained an embedded derivative, and therefore a hybrid instrument, in which then the fair value option can be elected. The determination is based on judgment when considering the terms of the agreement. To then determine the fair value of the Convertible Notes, we considered the length of the term until conversion and then applied a discount rate based on that. We then applied the Black Scholes methodology to determine the conversion date stock price based on assumptions for volatility, risk free-rate, the current stock price, and term, noting that if any of these assumptions were to change driven by macro-economic factors as well as Company specific results, the impact to the fair value may be significant. As such, we concluded that its fair value at inception was $4,160, which was adjusted to $3,720 as of December 31, 2024.

Share-based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under ASC 718, for awards with time-based conditions, we measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize such costs on a straight-line basis over the period the recipient is required to provide service in exchange for the award, which is the vesting period. For equity awards with market conditions, we recognize costs on a straight-line basis, regardless of whether the market conditions are achieved and the awards ultimately vest. For equity awards with performance conditions, we record the share-based compensation when achievement of the performance criteria is deemed probable using the grant date fair value. For equity-based awards settled in cash, we record the share-based compensation when achievement of the performance criteria is deemed probable, adjusted for fair value at each reporting period. We recognize forfeitures as they occur.

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

Recently Issued Accounting Standards

See Note 2, Summary of significant accounting policies, under the caption "(t) Recently issued and adopted accounting standards" in the Notes to consolidated financial statements for further information on certain accounting standards that have been adopted during 2024 or that have not yet been required to be implemented and may be applicable to our future operations.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d–15(e)) as of December 31, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2024 and concluded they were effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with the U.S. GAAP as of the end of the period covered by this 2024 Form 10-K.

This 2024 Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the SEC’s "non-accelerated filer" rules that permit the Company to provide only management’s assessment report for the year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description	Filed Herewith
3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).
3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 16, 2018).
3.5	Amended and Restated Bylaws of Fluent, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 19, 2019).
3.6	Certificate of Amendment to the Certificate of Incorporation of Fluent, Inc.,(incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 12, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 16, 2018).
4.2	Form of Additional Warrants (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed October 17, 2017).
4.3	Description of Securities.	X
4.4	Form of Pre-Funded Warrant, dated as of November 29, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 2, 2024).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K filed March 21, 2025).
10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed March 15, 2023).
10.2+	Form of Restricted Stock Unit Agreement under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).
10.3+

Form of Non-qualified Stock Option Agreement under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).

10.4+	2015 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015).
10.5+	Amendment to IDI, Inc. 2015 Stock Incentive Plan, effective June 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement Form S-8 filed on June 3, 2016).
10.6+	Employment Agreement, dated as of January 8, 2018, by and between Fluent, LLC and Donald Patrick (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on March 27, 2018).
10.7+	Amendment to IDI, Inc. 2015 Stock Incentive Plan, effective January 8, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 filed on April 6, 2018).
10.8+	Fluent, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2018).
10.9+

Employment Agreement, dated as of September 11, 2018, by and between Fluent, Inc. and Ryan Schulke (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 12, 2018).

10.10+	Employment Agreement, dated as of September 11, 2018, by and between Fluent, Inc. and Matthew Conlin (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on September 12, 2018).
10.11+	Fluent, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 10, 2022).
10.12+	Form of Restricted Stock Unit Award Grant Notice (2022 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 21, 2023).
10.13+	Form of Restricted Stock Unit Award Grant Notice (2022 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 21, 2023).
10.14+	Form of 2022 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 21, 2023).
10.15+
Form of Stock Option Grant Notice and Option Agreement (2022 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 21, 2023).

10.16+
Consulting Agreement, dated as of January 20, 2023, by and between Fluent, Inc. and Ryan Perfit (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023).

10.17+
Amendment to Letter Agreement for Consulting Services, effective as of February 1, 2024, by and between Fluent, LLC and CRIO, LLC. (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-K filed April 2, 2024).

10.18	Credit Agreement, by and among, Fluent, LLC, Fluent, Inc., certain subsidiaries of Fluent, LLC as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, and each other lender from time to time party thereto. (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-K filed April 2, 2024).
10.19**	Form of Securities Purchase Agreement, dated as of May 13, 2024, by and between Fluent, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2024).
10.20	Form of Pre-Funded Warrant, dated as of May 13, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2024).
10.21	Form of Support Agreement, dated as of May 13, 2024, by and among Fluent, Inc. and the parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2024).

10.22	First Amendment to Credit Agreement, dated as of May 15, 2024, by and among the Company, the lenders party thereto, Crystal Financial LLC d/b/a SLR Credit Solutions, and Fluent, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2024).
10.23	Letter Agreement to Credit Agreement, dated as of July 31, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC and Fluent, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2024).
10.24	Second Letter Agreement to Credit Agreement, dated as of August 14, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC and Fluent, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2024).
10.25
Second Amendment to Letter Agreement for Consulting Services, effective as of August 1, 2024, by and between Fluent, LLC and CRIO, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2024).

10.26
Form of Securities Purchase Agreement, dated as of August 19, 2024, by and between Fluent, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2024).

10.27	Form of Convertible Subordinated Promissory Note, dated as of August 19, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2024).
10.28
Form of Second Amendment Subordination Agreement, dated as of August 19, 2024, by and among the Company, Crystal Financial LLC D/B/A SLR Credit Solutions, and the Subordinated Creditor party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2024).

10.29**	Second Amendment to Credit Agreement, dated as of August 19, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q/A filed August 21, 2024).
10.30+	Employment Agreement, by and between Fluent, Inc. and Ryan Perfit, dated September 1, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2024).
10.31	Letter Agreement to Credit Agreement, dated as of October 30, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2024).
10.32**	Joinder Agreement to Credit Agreement, dated as of November 1, 2024, by and among Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2024).
10.33	Third Amendment to Credit Agreement, dated as of November 14, 2024, by and amount Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2024).
10.34***	Form of Registered Direct Purchase Agreement, dated as of November 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 2, 2024).
10.35***	Form of Placement Agency Agreement, dated as of November 29, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 2, 2024).
10.36***	Form of Private Placement Purchase Agreement, dated as of November 29, 2024, by and between Fluent, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 2, 2024).
10.37	Form of Support Agreement, dated as of November 29, 2024, by and among Fluent, Inc. and the parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 2, 2024).
10.38	Letter Agreement to Credit Agreement, dated as of January 30, 2025, by and between Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC.	X
10.39	Letter Agreement to Credit Agreement, dated as of March 3, 2025, by and between Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC.	X
10.40	Fourth Amendment to Credit Agreement, dated as of March 10, 2024, by and between Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC.	X
10.41***	Form of Securities Purchase Agreement, by and among Fluent, Inc. and the purchaser parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2025).
10.42	Form of First Amendment to Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2025).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 13, 2020).
19.1	Form of Insider Trading Policy	X
21.1	Subsidiaries of Fluent, Inc.	X
23.1	Consent of Grant Thornton LLP.	X
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

X
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Fluent, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 2, 2024)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement
*	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Company hereby undertakes to furnish supplementally a copy of all omitted schedules to the SEC upon its request.
***	Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company hereby undertakes to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2025		FLUENT, INC.

	By:	/s/ Donald Patrick
Donald Patrick
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald Patrick	Chief Executive Officer	March 31, 2025
Donald Patrick	(Principal Executive Officer)

/s/ Ryan Perfit	Chief Financial Officer	March 31, 2025
Ryan Perfit	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Schulke	Chairman and Chief Strategy Officer	March 31, 2025
Ryan Schulke

/s/ Matthew Conlin	Chief Customer Officer and Director	March 31, 2025
Matthew Conlin

/s/ Don Mathis	Lead Director	March 31, 2025
Don Mathis

/s/ Barbara Kohn	Director	March 31, 2025
Barbara Kohn

/s/ David Graff	Director	March 31, 2025
David Graff

/s/ Richard Pfenniger	Director	March 31, 2025
Richard Pfenniger

/s/ James P. Geygan	Director	March 31, 2025
James P. Geygan

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fluent, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Fluent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as of December 31, 2024, the Company was not in compliance with financial covenants of the SLR Credit Agreement. On March 10, 2025, the Company entered into the Fourth Amendment (as defined in Note 16) to the SLR Credit Agreement, which among other things, waived the non-compliance with the financial covenants as of December 31, 2024. The Company’s business plan for 2025, which is also described in Note 2, contemplates reduced operating losses, maintaining compliance with the revised financial covenants under the SLR Credit Agreement and obtaining additional working capital.  The Company’s ability to achieve the foregoing elements of its business plan and maintaining compliance with its financial covenants is uncertain and raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of revenue recognition related to the Fluent reporting segment

As described in Notes 2 and 13 to the financial statements, and disclosed in the consolidated statements of operations, the Company recorded $254.6 million of total revenues for the year ended December 31, 2024, of which $240.8 million related to the Fluent reporting segment.

The Company’s performance obligation related to the Fluent reporting segment is typically to (1) deliver data records, based on predefined qualifying characteristics specified by the customer or (2) generate conversions, based on predefined user actions and subject to certain qualifying characteristics specified by the customer. We identified revenue recognition as a critical audit matter.

The principal considerations for our determination that revenue recognition related to the Fluent reporting segment is a critical audit matter are (1) the significant level of audit effort required to evaluate the sufficiency and appropriateness of audit evidence when examining the Company’s customer confirmations in combination with cash receipts and other supporting evidence; and (2) evaluating the nature and extent of audit evidence obtained for new revenue contracts or amendments to existing contracts, which require subjective auditor judgement because of the nature of the Company’s revenue contracts in the Fluent reporting segment and the extent of reliance on third-party evidence.

Our audit procedures related to the evaluation of revenue recognition related to the  Fluent reporting segment included the following, among others:

•	We obtained understanding of the design of key controls over the Company’s revenue recognition process.
•	For a sample of revenue transactions, we performed detailed transaction testing by (1) agreeing the amount recognized to source documentation; (2) comparing the amount of revenue recognized to third-party customer confirmations obtained by the Company; and (3) comparing the amount of revenue recognized to subsequent cash remittance advice or obtaining direct third-party confirmations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

New York, New York

March 31, 2025

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$9,439	$15,804
Accounts receivable, net of allowance for credit losses of $487 and $231, respectively	46,532	56,531
Prepaid expenses and other current assets	8,729	6,071
Restricted cash	1,255	—
Total current assets	65,955	78,406
Property and equipment, net	304	591
Operating lease right-of-use assets	1,570	3,395
Intangible assets, net	21,797	26,809
Goodwill	—	1,261
Other non-current assets	3,991	1,405
Total assets	$93,617	$111,867
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$8,776	$10,954
Accrued expenses and other current liabilities	21,905	30,534
Deferred revenue	556	430
Current portion of long-term debt	31,609	5,000
Current portion of operating lease liability	1,836	2,296
Total current liabilities	64,682	49,214
Long-term debt, net	250	25,488
Convertible Notes, at fair value with related parties	3,720	—
Operating lease liability, net	9	1,699
Other non-current liabilities	1	1,062
Total liabilities	68,662	77,463
Contingencies (Note 15)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 20,791,431 and 14,384,936, respectively; and Shares outstanding — 20,022,836 and 13,616,341, respectively	47	43
Treasury stock, at cost — 768,595 and 768,595 shares, respectively	(11,407)	(11,407)
Additional paid-in capital	447,110	427,286
Accumulated deficit	(410,795)	(381,518)
Total shareholders’ equity	24,955	34,404
Total liabilities and shareholders' equity	$93,617	$111,867

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2024	2023
Revenue	$254,623	$298,399
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	193,821	219,884
Sales and marketing	17,317	18,576
Product development	17,281	18,454
General and administrative	37,697	35,334
Depreciation and amortization	9,926	10,876
Goodwill and intangible assets impairment	2,241	55,405
Total costs and expenses	278,283	358,529
Loss from operations	(23,660)	(60,130)
Interest expense, net	(4,749)	(3,204)
Fair value adjustment of Convertible Notes, with related parties	(1,670)	—
Loss on early extinguishment of debt	(1,009)	—
Loss before income taxes	(31,088)	(63,334)
Income tax benefit	1,811	116
Net loss	$(29,277)	$(63,218)
Basic and diluted loss per share:
Basic	$(1.80)	$(4.59)
Diluted	$(1.80)	$(4.59)
Weighted average number of shares outstanding:
Basic	16,259,943	13,770,356
Diluted	16,259,943	13,770,356

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Additional		Total
	Common stock		Treasury stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2022	14,129,530	$42	716,692	$(11,171)	$423,384	$(318,300)	$93,955
Vesting of restricted stock units and issuance of stock under incentive plans	255,406	1	—	—	(1)	—	—
Increase in treasury stock resulting from shares withheld to cover statutory taxes	—	—	51,903	(236)	—	—	(236)
Share-based compensation expense	—	—	—	—	3,903	—	3,903
Net loss	—	—	—	—	—	(63,218)	(63,218)
Balance at December 31, 2023	14,384,936	$43	768,595	$(11,407)	$427,286	$(381,518)	$34,404
Vesting of restricted stock units and issuance of stock under incentive plans	319,933	1	—	—	(1)	—	—
Share-based compensation expense	—	—	—	—	2,011	—	2,011
Issuance of pre-funded warrants	—	—	—	—	12,628	—	12,628
Exercise of pre-funded warrants	3,602,976	2	—	—	(2)	—	—
Registered Direct Offering	2,483,586	1	—	—	5,188	—	5,189
Net loss	—	—	—	—	—	(29,277)	(29,277)
Balance at December 31, 2024	20,791,431	$47	768,595	$(11,407)	$447,110	$(410,795)	$24,955

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,277)	$(63,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,926	10,876
Non-cash loan amortization expense	1,371	426
Non-cash gain on contingent consideration	(250)	—
Non-cash loss on early extinguishment of debt	1,009	—
Share-based compensation expense	1,970	3,756
Fair value adjustment of Convertible Notes, with related parties	1,670	—
Goodwill impairment	1,261	55,405
Impairment of intangible assets	980	—
Allowance for credit losses	401	124
Deferred income taxes	(276)	(145)
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	9,473	6,509
Prepaid expenses and other current assets	(3,211)	(2,565)
Other non-current assets	(51)	325
Operating lease assets and liabilities, net	(325)	(330)
Accounts payable	(2,178)	4,764
Accrued expenses and other current liabilities	(5,878)	(6,088)
Deferred revenue	313	(584)
Other	(1,032)	(1,117)
Net cash (used in) provided by operating activities	(14,104)	8,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition/consolidation, net of cash acquired	—	(1,250)
Capitalized costs included in intangible assets	(6,198)	(5,838)
Acquisition of property and equipment	(13)	(25)
Net cash used in investing activities	(6,211)	(7,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	65,440	—
Repayments of long-term debt	(68,228)	(10,000)
Debt financing costs	(1,875)	(532)
Proceeds from issuance of warrants	12,627	—
Proceeds from exercise of warrants	2	—
Proceeds from Convertible Notes, with related parties	2,050	—
Proceeds from Direct Offering	5,750	—
Fees for Direct Offering	(561)	—
Taxes paid related to net share settlement of vesting of restricted stock units	—	(236)
Net cash provided by (used in) financing activities	15,205	(10,768)
Net decrease in cash, cash equivalents, and restricted cash	(5,110)	(9,743)
Cash, cash equivalents, and restricted cash at beginning of period	15,804	25,547
Cash, cash equivalents, and restricted cash at end of period	$10,694	$15,804
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$3,553	$2,984
Cash paid (refund) for income taxes, net	(323)	(272)
Share-based compensation capitalized in intangible assets	48	94

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent payments in connection with TAPP consolidation	$—	$2,915
Long-term debt issuance	2,000	—
Consideration for True North	989	—

See notes to consolidated financial statements

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities and organization

Principal activities

Fluent, Inc. ("Fluent," or the "Company"), a Delaware corporation, is an industry leader in digital marketing services. The Company primarily performs customer acquisition services by operating highly scalable digital marketing campaigns, through which the Company connects its advertiser clients with consumers they are seeking to reach. The Company accesses these consumers through both its owned and operated digital media properties and Commerce Media Solutions marketplace. Since 2024, the Company has delivered data and performance-based acquisition services for over 500 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

2. Summary of significant accounting policies

(a) Basis of preparation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC").

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

Going concern

In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements – Going Concern, management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year after the date these accompanying audited consolidated financial statements are issued (the "issuance date"). As part of this evaluation, management  may consider the potential mitigating impact of its plans that have not been fully implemented as of the issuance date if (a) it is probable that management's plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date.

The Company has experienced a continued decline in the number of users who register on its O&O Sites starting in 2020 when the Company initiated the TQI where it eliminated a large portion of our third-party affiliate traffic. In 2023, the FTC Consent Order imposed more rigorous standards and vetting of the Company's third-party publishers, many of whom elected not to work with the Company, which also negatively impacted the Company's registration volume on its O&O Sites (see Note 15,Contingencies). These issues, coupled with intermittent difficulties sourcing traffic from social media sites have resulted in declining revenue and profitability. Based on the above, the borrowings under the SLR Revolver (as defined in Note 8, Long-term debt, net) under the SLR Credit Agreement (as defined and discussed in Note 8, Long-term debt, net) are limited to a borrowing base, that fluctuates as regularly as weekly, based on eligible accounts receivable. As a result, the available borrowing capacity is at times insufficient to fund operations and meet the Company's needs.

As of  December 31, 2024, the Credit Parties were  not in compliance with their financial covenants under the SLR Credit Agreement, which the Borrower had to report by January 31, 2025, and which would have resulted in an event of default. However, the Credit Parties entered into two letter agreements pursuant to which SLR (as defined and discussed below in Note  8, Long-term debt, net) extended the deadline for delivery of the compliance certificate required for the fiscal month ended   December 31, 2024, and the related notice of event of default, first to March 4, 2025, then to March 10, 2025.

On March 10, 2025, the Credit Parties and SLR entered into the Fourth Amendment (as defined and discussed in Note 16, Subsequent Events) to the SLR Credit Agreement, which required the Company to raise at least $5,000 of additional capital by March 20, 2025. In addition, the Fourth Amendment waived non-compliance with the financial covenants as of  December 31, 2024, extended the duration of the call protection applicable to the loans, and modified the financial covenants, among other things.

On March 20, 2025, the Company raised $5.0 million in aggregate net proceeds from the sale of pre-funded warrants, satisfying the capital raising conditions of the Fourth Amendment (as defined and discussed in Note 16, Subsequent Events).

Additionally, given the continued challenges the Company has faced achieving profitability, the Company made reductions in workforce during 2024 and the beginning of 2025 and will continue to consider further cost reduction measures and focus resources on opportunities that will enable the Company to meet its projected budget and cash flow requirements. Initial measures included divesting a non-core business unit (see Note 14, Variable Interest Entity), transferring another business unit (see Note 6, Intangible assets, net), ceased continuing operations of a non-core business, and will continue to review additional other business units to determine the impact of potential divestments.

The financial covenants under the SLR Credit Agreement were reset based on the Company's twelve month projections. However, the Company has not met its projections for certain recent quarters and is currently trending below its 2025 first quarter projections. If during any fiscal quarter, the Company does not comply with any of its financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. In such case, the Company would not have sufficient funds to repay the SLR Term Loan (as defined and discussed in Note 8, Long-term debt, net) under the SLR Credit Agreement and any outstanding balance on the SLR Revolver (as defined below in Note 8, Long-term debt, net). Furthermore, even with the additional capital raise completed in March 2025, there is no assurance that the available cash, plus borrowing base on the SLR Revolver will be sufficient to fund operations over the next twelve months and the Company expects to raise additional capital. The Company will consider implementing cost-saving measures, but there is no guarantee that such plans would be successfully executed or have the expected benefits. As a result, management concluded that there is substantial doubt about the Company's ability to continue as a going concern for one year after the date of issuance of this Annual Report on Form 10-K.

The accompanying consolidated financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of recorded assets and classification of liabilities that might result should the Company be unable to continue as a going concern.

Principles of consolidation

All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Reverse stock split

On  April 11, 2024, the Company effected a 1-for-6 reverse split of the issued shares (the "Reverse Stock Split") of the Company's common stock. All historical share amounts disclosed in this Annual Report on Form 10-K have been retroactively restated to reflect the Reverse Stock Split. No fractional shares were issued as a result of the Reverse Stock Split, as fractional shares of common stock were rounded up to the nearest whole share. See Note 11, Equity, for additional information.

(c) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for credit losses, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, the variable commission revenue based on the estimated LTV, purchase accounting, consolidation of variable interest entity, fair value of Convertible Notes with related parties based on input assumptions, shared-based compensation and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(d) Cash, cash equivalents, and restricted cash

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. Restricted cash had included a separately maintained cash account, required under the terms of a lease agreement the Company entered into on  October 10, 2018 for office space in New York City, which was initially released in 2021, but was subsequently required in 2024 due to the New Credit Facility (as defined in Note 8, Long-term debt, net).

The Company’s cash and cash equivalents are held in major financial institutions located in the United States, which have high credit ratings. As of December 31, 2024 and 2023, cash and cash equivalents were available for use in servicing the Company's debt obligations and general operating purposes.

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

(e) Accounts receivable and allowance for credit losses

Accounts receivables are due from customers, which are generally unsecured, and consist of amounts earned but not yet collected. None of the Company’s accounts receivable bear interest.

The allowance for credit losses is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines this allowance based on reviews of customer-specific facts and circumstances along with an application of a percentage against the balance based upon aging and historic charge offs. Management also evaluates the macroeconomic environment to determine if any additional adjustments are needed. Account balances are charged off against the allowance for credit losses after all customary means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have off-balance sheet credit exposure related to its customers.

Movements within the allowance for credit losses consist of the following:

	Year Ended December 31,
(In thousands)	2024	2023
Beginning balance	$231	$544
Charges to expenses	401	$124
Write-offs	(145)	$(437)
Ending balance	$487	$231

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

(g) Business combination

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

(h) Intangible assets other than goodwill

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

For the year ended December 31, 2024, the Company determined the value of intangible assets was recoverable except for certain internally developed software costs, developed technology, customer relationships, as discussed in Note 6, Intangible assets, net. As of  December 31, 2024 and 2023, the Company reviewed the indicators for impairment and concluded that no impairment of its finite-lived intangible assets existed.

(i) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2024, no goodwill balance remained, and as of  December 31, 2023, the goodwill balance was related to the AdParlor Acquisition (as defined in Note 6, Intangible assets, net).

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

(j) Fair value of financial instruments

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

See Note 9, Fair Value Measurements, for further details.

(k) Revenue recognition

Data and performance-based marketing revenue

Revenue is generated when there is a transfer of control of a good or service for a consideration amount the Company is expected to be entitled to. Revenue is recognized when a company has satisfied its performance obligations to a customer and can reasonably expect and measure the payment. The Company's performance obligations are typically to (a) deliver data records based on predefined qualifying characteristics specified by the customer, (b) generate conversions based on predefined user actions (for example, a click, a registration, or the installation of an app) and subject to certain qualifying characteristics specified by the customer, (c) transfer calls with the Company's advertiser clients as a part of the call center operation, or (d) deliver media spend as a part of the business of AdParlor, LLC ("AdParlor"), a wholly-owned subsidiary of the Company. These Company performance obligations have the customer simultaneously receiving and consuming the benefits provided.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  December 31, 2024, 2023 and 2022, the balance of deferred revenue was $556, $430, and $1,014, respectively. The majority of the deferred revenue balance as of  December 31, 2024 will be recognized into revenue during the first quarter of 2025.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of December 31, 2024, 2023 and 2022, unbilled revenue included in accounts receivable was $18,625 and $21,488, and $26,878, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not differed materially from actual invoiced revenue.

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

The commission revenue is variable based on a policy's estimated lifetime value ("LTV"), which is the amount of time the Company expects the policy will remain effective based on past trends, industry data, expectations as to future retention rates, and commission rates, based on the expected value method. Further, the Company considers the application of constraints to the LTV and only recognizes the amount of variable consideration believed probable to be received that will not be subject to a significant revenue reversal in the future. Based on this, the commission revenue is recorded upon satisfaction of the performance obligation, with the associated payment, typically paid monthly, over time, by the insurance provider as the consumer renews and pays the insurance provider for the policy over the duration the consumer remains on the policy.

The Company reassesses the estimated LTV for the health insurance policies on a quarterly or as-needed basis. Adjustments to the LTV  may result in an increase or decrease in revenue and the corresponding asset in the period the change is made. Due to the higher attrition of policies sold, the Company reassessed its estimated LTV for the health insurance policies by increasing the constraints applied to the amount of consideration deemed probable which led to a reduction of estimated LTV during the quarter ended  June 30, 2024. Further, due to higher than anticipated attrition rate, partly related to the impact of regulatory challenges in the marketplace, the Company again reassessed its estimated LTV for the health insurance policies by increasing those constraints applied to the amount of consideration deemed probable, which led to an additional reduction of estimated LTV during the quarter end  December 31, 2024.

Revenue Disaggregation

The following table presents the Company’s disaggregated revenue by media resources along with its availability and demand for the years ended December 31, 2024 and 2023, based on segment reporting:

	Year Ended December 31,
	2024
	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	$168,411	$—	$168,411
Commerce Media Solutions	41,267	—	41,267
Call Solutions	31,133	—	31,133
AdParlor	—	9,918	9,918
All Other(1)	—	3,894	3,894
Total Revenue	$240,811	$13,812	$254,623

(1)	Balance is partially related to all of the commission revenues

	Year Ended December 31,
	2023
	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	$235,709	$—	$235,709
Commerce Media Solutions	10,744	—	10,744
Call Solutions	32,681	—	32,681
AdParlor	—	9,316	9,316
All Other(1)	—	9,949	9,949
Total Revenue	$279,134	$19,265	$298,399

(1)	Balance is partially related to all of the commission revenues

(l) Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue primarily includes media and related costs, which consist of the cost to acquire traffic through the purchase of impressions, clicks or actions from publishers or third-party intermediaries, such as advertising exchanges, and technology costs that enable media acquisition, or in the case of Commerce Media Solutions, the revenue share or per impression fees paid to media partners. The costs also include enablement costs associated with call centers and tracking costs for consumer data. These costs are used primarily to drive user traffic to the Company's and its clients' media properties. Cost of revenue additionally consists of indirect costs such as call center software, hosting, and fulfillment costs. Cost of revenue is presented exclusive of depreciation and amortization expenses.

(m) Advertising costs

Advertising costs are charged to operations as incurred. For the years ended December 31, 2024 and 2023, advertising costs, included in sales and marketing expenses, were $553 and $860, respectively.

(n) Share-based compensation

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

(p) Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, restricted stock units ("RSUs"), and restricted common stock that have vested but not been delivered during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options, RSUs, restricted stock, warrants (see Note 11, Equity below), direct offering (see Note 11, Equity below), deferred common stock, and unvested shares. Stock equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

(q) Segment data

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in making decisions regarding resource allocation and performance assessment. The Company defines the term "chief operating decision maker" or "CODM" to be its Chief Executive Officer. The Company has determined it has three operating segments and one reportable segment.

(r) Contingencies

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

(s) Recently issued and adopted accounting standards

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

In  November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and an explanation of any additional measures the CODM uses in deciding how to allocate resources. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance was applied on a retrospective basis, with such disclosures made in regard to all prior periods presented in the financial statements. The Company completed its assessment and concluded this update had no material impact on its consolidated financial statements, which it adopted as of December 31, 2024.

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

3. Income (loss) per share

For the years ended  December 31, 2024 and 2023 basic and diluted income (loss) per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2024	2023
Numerator:
Net loss	$(29,277)	$(63,218)
Denominator:
Weighted average shares outstanding	15,972,494	13,484,550
Weighted average restricted shares vested not delivered	287,449	285,806
Total basic weighted average shares outstanding	16,259,943	13,770,356
Dilutive effect of assumed conversion of restricted stock units	—	—
Dilutive effect of assumed conversion of stock options	—	—
Total diluted weighted average shares outstanding	16,259,943	13,770,356
Basic and diluted loss per share:
Basic	$(1.80)	$(4.59)
Diluted	$(1.80)	$(4.59)

Based on exercise prices compared to the average stock prices for the years ended December 31, 2024 and 2023, certain stock equivalents, including RSUs and stock options, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Year Ended December 31,
	2024	2023
Restricted stock units	801,525	731,538
Stock options	397,667	302,333
Warrants	—	—
Total anti-dilutive securities	1,199,192	1,033,871

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

The Company is party to several noncancelable operating and financing lease agreements that have original lease periods expiring between 2024 and 2025. Although certain leases include options to renew, the Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees, nor material restrictive covenants. Effective October 10, 2018, the Company entered into a seven-year operating lease agreement for approximately 42,685 square feet of office space in New York City (the "Company Headquarters"). In connection with this lease agreement, the Company is required to establish and maintain a $1,255 cash collateral account, which has been recorded in restricted cash on the consolidated balance sheets as of December 31, 2024. Additionally, the Company obtained the right to use certain furniture, fixtures, and office equipment already installed in the new office space, which the Company has treated as a capital lease.

For the year ended December 31, 2024 and 2023, the components of lease costs are as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Operating leases:
Rent expense	$2,028	$2,193
Financing lease:
Leased furniture, fixtures, and office equipment depreciation expense	—	49
Interest expense	11	19
Short-term leases:
Rent expense	371	244
Total lease costs	$2,410	$2,505

As of December 31, 2024 and 2023, the weighted average lease-term and discount rate of the Company's leases are as follows:

	December 31, 2024
	Operating Leases	Financing Lease
Weighted average remaining lease-term (in years)	0.9	0.9
Weighted average discount rate	5.0%	5.0%

As of December 31, 2024, scheduled future maturities of the Company's lease liabilities are as follows:

(In thousands)	December 31, 2024
Year	Operating Leases	Financing Lease
Total 2025 undiscounted cash flows	1,888	143
Less: imputed interest	(43)	(3)
Present value of lease liabilities	$1,845	$140

For the year ended December 31, 2024 and 2023, supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$2,265	$2,424
Operating cash flows used for financing lease	$11	$19
Lease liabilities related to the acquisition of right-of-use assets:
Operating leases	$—	$—

5. Property and equipment, net

Property and equipment, net consists of the following:

(In thousands)	December 31, 2024	December 31, 2023
Computer and network equipment	$589	$600
Furniture, fixtures, and office equipment	862	905
Leased furniture, fixtures, and office equipment	875	875
Leasehold improvements	1,258	1,260
Total cost of property and equipment	3,584	3,640
Less: accumulated depreciation and amortization	(3,280)	(3,049)
Property and equipment, net	$304	$591

For the years ended December 31, 2024 and 2023, depreciation of property and equipment was $300 and $398, respectively.

6. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

(In thousands)	Amortization period (years)	December 31, 2024	December 31, 2023
Gross amount:
Software developed for internal use	3	$25,478	$20,175
Acquired proprietary technology	3 - 5	15,792	16,972
Customer relationships	5 - 10	36,686	39,168
Trade names	4 - 20	16,657	16,657
Domain names	20	195	195
Databases	5 - 10	31,292	31,292
Non-competition agreements	2 - 5	1,768	1,768
		127,868	126,227
Accumulated amortization:
Software developed for internal use		(16,709)	(12,142)
Acquired proprietary technology		(15,037)	(15,132)
Customer relationships		(35,952)	(37,249)
Trade names		(7,711)	(6,893)
Domain names		(87)	(77)
Databases		(28,807)	(26,157)
Non-competition agreements		(1,768)	(1,768)
		(106,071)	(99,418)
Net intangible assets:
Software developed for internal use		8,769	8,033
Acquired proprietary technology		755	1,840
Customer relationships		734	1,919
Trade names		8,946	9,764
Domain names		108	118
Databases		2,485	5,135
		$21,797	$26,809

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015 (the "Fluent LLC Acquisition"); the acquisition of Q Interactive, LLC, effective June 8, 2016 (the "Q Interactive Acquisition"); the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019 (the "AdParlor Acquisition"); the acquisition of 50% interest in Winopoly, LLC (the "Initial Winopoly Acquisition"), effective April 1, 2020; the acquisition of 100% interest in True North Loyalty, LLC, (the "True North Acquisition"), effective January 1, 2022 (Note 14, Variable Interest Entity); and the consolidation of TAPP Influencers Corp. ("TAPP") effective  January 9, 2023 (see Note 14, Variable Interest Entity).

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

The Company completed its quarterly triggering event assessment for the three months ended December 31, 2024 and determined that no triggering event had occurred requiring further impairment assessment of its long-lived assets.

For the years ended December 31, 2024 and 2023, amortization expenses related to intangible assets, and included in depreciation and amortization expenses in the Company's consolidated statements of operations, were $9,626 and $10,478, respectively.

For the years ended December 31, 2024 and 2023, the Company capitalized $6,246 and $5,932, respectively, most of which was related to internally developed software, and took an impairment loss of $980 and $0, respectively, due to $597 of software developed for internal use related to an immaterial business unit under the Fluent reporting unit that had met the held for sale criteria as of June 30, 2024 and disposed of as of July 1, 2024, and $383 related to the impairment of All Other customer relationships discussed above. Further, in connection with the True North sale, an additional $652 of developed technology and software developed for internal use was written off.

As of December 31, 2024, estimated amortization expenses related to the Company’s intangible assets for 2024 through 2030 and thereafter are as follows:

(In thousands)
Year	December 31, 2024
2025	$9,310
2026	4,874
2027	1,035
2028	825
2029	825
2030 and thereafter	4,928
Total	$21,797

7. Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2024, the total balance of goodwill was $0, which represented a decrease of $1,261 from the balance as of  December 31, 2023 due to a non-cash impairment charge recorded as of June 30, 2024. As of December 31, 2024 and 2023, the change in the carrying value of goodwill for our operating segments (Note 13, Segment information), are listed below:

(In thousands)	Fluent	All Other	Total
Balance at Ended December 31, 2022	$51,614	$3,497	$55,111
TAPP Consolidation	1,555	—	1,555
Goodwill impairment	(53,169)	(2,236)	(55,405)
Balance at December 31, 2023	—	1,261	1,261
Goodwill impairment	—	(1,261)	(1,261)
Balance at December 31, 2024	$—	$—	$—

As of December 31, 2024, net goodwill was comprised of gross goodwill of $168,552 and accumulated impairment of $168,552.

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

8. Long-term debt, net

Long-term debt, net of unamortized discount and financing costs, related to the Citizens Credit Facility, the New Credit Facility, Note Payable, and Convertible Notes with related parties (as set forth herein) consisted of the following:

(In thousands)	December 31, 2024	December 31, 2023
Citizens Credit Facility due 2025 (less unamortized discount and financing costs of $0 and $762, respectively)	$—	30,488
Credit Facility Term Loan due 2025 (less unamortized discount and financing costs of $1,186 and $0, respectively)	30,359	—
Note Payable due 2026	1,500	—
Convertible Notes, at fair value with related parties	3,720	—
Long-term debt, net	35,579	30,488
Less: Current portion of long-term debt	(31,609)	(5,000)
Long-term debt, net (non-current)	$3,970	$25,488

Citizens Credit Facility

On  April 2, 2024, the Company repaid the $30,000 aggregate principal amount of the term loan ("Citizens Term Loan") due on  September 30, 2025, resulting in a loss due to the early extinguishment of debt of $1,009, which was recognized in the second quarter of 2024.

New Credit Facility

On April 2, 2024, Fluent, LLC, a wholly-owned subsidiary of the Company (the "Borrower"), entered into a credit agreement (as amended, the "SLR Credit Agreement") with the Company and certain subsidiaries of the Borrower as guarantors (collectively, the "Credit Parties"), Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR") and each other lender from time to time party thereto.

The SLR Credit Agreement provides for a $20,000 term loan (the "SLR Term Loan") and a revolving credit facility of up to $30,000 (the "SLR Revolver" and together with the SLR Term Loan, the "SLR Credit Facility"). As of  December 31, 2024, the SLR Credit Facility had an outstanding principal balance of $31,545 (of which $11,545 relates to the SLR Revolver) and matures on  April 2, 2029.

The Borrower used a portion of the net proceeds of the SLR Credit Facility to repay the outstanding Citizens Term Loan under the credit agreement dated  March 31, 2021 (the "Citizens Credit Agreement"), by and among the Borrower, certain subsidiaries of the Borrower as guarantors, the lenders thereto, and Citizens Bank, N.A. ("Citizens Bank").

There is no principal amortization prior to maturity under the SLR Credit Agreement except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the SLR Credit Facility are due and payable on the five-year anniversary of the closing date (the "Maturity Date"), or earlier following a change in control or an event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus a margin (the "Applicable Margin") of 5.25% which was increased to 5.75% pursuant to the Second Amendment to the SLR Credit Agreement (the "Second Amendment"). The Applicable Margin will be reduced to 5.0% when the Borrower's fixed charge coverage ratio is greater than 1.10 to 1. The opening interest rate of the SLR Credit Facility was 10.81% (SOFR + CSA + 5.25%), which changed to 10.51% (SOFR + CSA+5.75%) as of  December 31, 2024.

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

Debt issuance costs and debt discount costs, net of accumulated amortization, related to the issuance and amendments of the SLR Revolver was $853 and $796, respectively, as of  December 31, 2024. The amounts are included in other non-current assets in the Company's consolidated balance sheets. The Company amortizes these costs over the life of the related debt.

On  May 15, 2024, the Credit Parties and SLR entered into the First Amendment to the SLR Credit Agreement (the "First Amendment"), pursuant to which SLR, among other things, (1) waived any required prepayments on the SLR Revolver from the proceeds from the Company's Private Placement, (2) required that the Credit Parties (as defined in the SLR Credit Agreement) retain a financial advisor to assist in preparing the Company's projections, (3) increased the minimum excess availability covenant following the Private Placement (as defined herein) (see Note 11, Equity) (4) amended the definition of borrowing base (as defined in the SLR Credit Agreement), and (5) amended certain post-closing obligations.

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

On  November 14, 2024, the Credit Parties and SLR entered into the Third Amendment to the SLR Credit Agreement, which, among other things, required that the Company raise at least $7,500 of additional capital by  November 29, 2024, which on November 27, 2024 was extended to December 3, 2024. In addition, the Third Amendment waived non-compliance with the financial covenants as of  September 30, 2024, extended the duration of the call protection applicable to the loans, and modified the cash dominion provisions to remain in effect on an indefinite basis.

As of  December 31, 2024, the Credit Parties were not in compliance with their financial covenants under the SLR Credit Agreement, which the Borrower had to report by January 31, 2025, and which would have resulted in an event of default; however, the Credit Parties and SLR entered into two letter agreements pursuant to which SLR extended the deadline for delivery of the compliance certificate required for the fiscal month ended  December 31, 2024, and the related notice of event of default, first to March 4, 2025, then to March 10, 2025.

On March 10, 2025, the financial covenants under the SLR Credit Agreement were reset based on the Company's twelve month projections (refer to Note 16, Subsequent Events, for details on the Fourth Amendment). However, the Company has not met its projections for certain recent quarters and is currently trending below its 2025 first quarter projections. If during any fiscal quarter, the Credit Parties do not comply with any of their financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. In such case, the Company would not have sufficient funds to repay the term loan under the SLR Credit Agreement and the additional amounts on the SLR Revolver. Accordingly, all borrowings under the Credit Agreement were classified as current as of  December 31, 2024.

Note Payable

On  March 17, 2024, Fluent, LLC entered into a junior secured promissory note (the "Note Payable") with Freedom Debt Relief, LLC ("FDR") in the principal amount of $2,000 in connection with the Berman Settlement Agreement (as defined herein) (see Note 15, Contingencies). The Note Payable bears interest equal to one-month CME Term SOFR (defined as the rate published by the CME Group Benchmark Administration Limited) plus 11.0% per annum, compounded quarterly. The opening interest rate of the Note Payable was 16.32% (SOFR +11%), which changed to 15.52% (SOFR + 11%) as of  December 31, 2024.

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

Each holder of an August Convertible Note is entitled to convert the Conversion Amount (as defined below) into shares of the Company's common stock at a conversion price equal to the lesser of (i) $3.01, and (ii) the greater of (A) the consolidated closing bid price of the Company's common stock as reported on Nasdaq on the applicable conversion date and (B) $1.00, in each case subject to adjustments for stock splits, recapitalizations and the like. However, the applicable conversion price will in no event be lower than the price established by clause (ii) above unless and until the Company's stockholders have approved matters related to the issuance of common stock upon conversion of the August Convertible Notes, which vote is expected to take place at the Company's 2025 annual meeting of stockholders. The “Conversion Amount” is the sum of all or any portion of the outstanding principal amount of the August Convertible Note, as designated by the holder upon exercise of its right of conversion, plus all accrued and unpaid interest. The August Convertible Notes are subject to additional limits on conversion until stockholder approval is obtained, including an aggregate limit on the number of shares that may be issued upon conversion to 19.99% of the Company's outstanding shares of common stock and provisions to prevent a change of control as defined in the rules of the Nasdaq Stock Market. Holders of the August Convertible Notes will be permitted to vote on such stockholder approval but may not vote any shares obtained from conversion of the August Convertible Notes prior to such vote.

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

As of  December 31, 2024, the principal balance of the Convertible Notes was $2,148, with a fair value of $3,720. The Company recognized an additional decrease in fair value of $440 for the period ended  December 31, 2024, which was recognized as after current period other income (loss) from operations. For the twelve months ended December 31, 2024, accrued interest was paid in kind.

Maturities

As of December 31, 2024, scheduled future maturities of the Credit Agreement, including the required principal prepayment based on a portion of the Company's quarterly excess cash flow and excluding potential future additional principal prepayments, are as follows, not reflective of the debt being accelerated as noted in Note 2:

(In thousands)
Year
2025	$2,959
2026	250
2027	—
2028	—
2029	31,984
Total maturities	$35,193

9. Fair Value Measurements

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

As of December 31, 2024, the Company regards the fair value of its long-term debt to approximate its carrying value.

The following tables present the Company’s fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis as of  December 31, 2024  and  December 31, 2023 :

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Restricted cash	$1,255	—	—	$—	—	—
Liabilities:
Long term debt, net(1)	—	33,045	—	—	31,250	—
Convertible Notes, with related parties	—	—	3,720	—	—	—
Contingent consideration in connection with TAPP consolidation(2)	—	—	988	—	—	1,950

(1)	Inclusive of the credit facilities and notes payable. The debt fair value does not include debt issuance costs or debt discount. See Note 8, Long-term debt, net.
(2)

Balance recorded in prepaid and other expenses and other non-current assets with changes to the balance as a result of adjustment of the fair value related to the initial discount rate and payments made. See Note 14, Variable Interest Entity, for initial assumptions of the fair value.

Convertible Notes, with related parties

The Company issued the Convertible Notes on  August 19, 2024 and elected the fair value option, see Note 8, Long-term debt, net. The following is a reconciliation of the fair value from the issuance date of such notes to  December 31, 2024:

Amount
Fair value as of August 19, 2024	$4,160
(Gain) loss on change in fair value reported in the consolidated statement of operations	(440)
Fair value as of December 31, 2024	$3,720

As the Convertible Notes mature on  April 2, 2029, and bear interest at 13% per annum paid in kind but  may be converted into shares of the Company’s common stock (the "call option"), the estimated fair value is computed as the sum of (a) the present value of the expected interest and principal payments using the discounted cash flow method based on an estimated discount rate and (b) the fair value of the call option computer using the Black-Scholes model. Both approaches are based on the following assumptions:

Assumptions	December 31, 2024
Face value of principal payable	$2,148
Conversion price	3.04
Value of common stock	2.52
Contractual term (years)	4.3
Volatility	79.0%
Risk free rate	3.8%
Discount rate	16.8%

Contingent Consideration

In connection with the contingent consideration received related to the consolidation of TAPP, the Company had to determine the fair value of the identified assets acquired and liabilities assumed. The Company determined that the estimated fair value of the net assets acquired, excluding the net working capital, was a Level 3 measurement, as certain inputs to determine fair value were unobservable. See Note 14, Variable Interest Entity.

Amount
Fair value as of December 31, 2023	$1,950
Payment for annual bonus	(1,083)
Adjustment to compensation expense	121
Fair value as of December 31, 2024	$988

The fair value of certain long-lived non-financial assets and liabilities  may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of  December 31, 2024, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be a Level 3 measurement, as certain inputs used to determine fair value are unobservable. See Note 7, Goodwill.

10. Income taxes

The Company is subject to federal and state income taxes in the United States. For the years ended December 31, 2024 and 2023, the provision for income taxes on income (loss) from operations consisted of the following:

	Year Ended December 31
(In thousands)	2024	2023
Current:
Federal	$(1,260)	$(24)
State	(278)	(70)
Foreign	3	123
Total current	(1,535)	29
Deferred:
Federal	(7,597)	(3,352)
State	(1,001)	(462)
Foreign	(275)	20
Less: valuation allowance	8,597	3,649
Total deferred	(276)	(145)
Total income tax expense (benefit)	$(1,811)	$(116)

For the years ended December 31, 2024 and 2023, the provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
(In thousands)	2024		2023
Federal income taxes at the statutory rate	$(6,528)	21.0%	$(13,300)	21.0%
Share-based compensation shortfall (windfall)	6	(0.0)	13	(0.0)
Effect of state taxes, net of federal tax benefit	(999)	3.2	(517)	0.8
Non-deductible items	39	(0.1)	(421)	0.7
Goodwill impairment	—	—	9,491	(15.0)
Return to provision adjustment	(540)	1.7	2,731	(4.3)
Foreign rate difference	(56)	0.2	16	(0.0)
Deferred only adjustments	343	(1.1)	197	(0.3)
Research and development credit	(1,194)	3.8	(1,992)	3.1
Other	1	(0.0)	17	(0.0)
Change in valuation allowance	8,597	(27.7)	3,649	(5.8)
Reversal of uncertain tax position (UTP)	(1,480)	4.8	—	—
Income tax expense (benefit)	$(1,811)	5.8%	$(116)	0.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2024 and 2023, the significant components of deferred tax assets and (liabilities) consist of the following:

(In thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$5,136	$1,400
Share-based compensation	4,569	5,129
Capitalized research and experimental expenditures	5,257	3,069
Intangible assets, net	2,230	1,415
Tax credits	2,786	1,413
Accrued expense	894	1,178
Operating lease liability	450	973
Interest expense limitation	1,652	589
Accounts receivable, net	119	56
Other	765	280
	23,858	15,502
Valuation allowance	(23,165)	(14,568)
Total deferred tax assets, net of valuation allowance	693	934

Deferred tax liabilities:
Operating lease right-of-use asset	(383)	(827)
Property and equipment, net	(64)	(136)
	(447)	(963)
Net deferred tax asset (liability)	$246	$(29)

As of December 31, 2024, the Company has federal net operating loss carryforwards of $15,294, which can be carried forward indefinitely, and state net operating loss carryforwards of $31,803, which begin to expire in 2030.

As of December 31, 2024 and 2023, the Company recorded a full valuation allowance against its net deferred tax assets of $23,165 and $14,568, respectively, which is driven by the movement in the net deferred tax assets. For the year ended December 31, 2024, the movement in the net deferred tax assets are primarily a result of the capitalized research and experimental expenditures, increase in capitalized interest expense, and generation of federal and state net operating losses. The Company intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded, however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company files tax returns in federal and certain state and local jurisdictions. The periods subject to examination are generally for tax years ended 2020 through 2023, including the following major jurisdictions: U.S. Federal, New York State, and New York City.

For the years ended December 31, 2024 and 2023, reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, consists of the following:

	Year Ended December 31,
(In thousands)	2024	2023
Unrecognized tax benefits, opening balance	$1,480	$1,480
Reductions in unrecognized tax benefits for tax positions of prior years	(1,480)	—
Unrecognized tax benefits, ending balance	$—	$1,480

11. Equity

Common stock

Effective at 6:00 p.m. Eastern Time on  April 11, 2024, the Company effected the Reverse Stock Split pursuant to a certificate of amendment to the Company's Certificate of Incorporation, as amended, filed with the Secretary of State of the State of Delaware on  April 11, 2024. As a result of the Reverse Stock Split, every six shares of common stock issued and outstanding or held by the Company in treasury stock were combined and reclassified into one share of common stock. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share received an additional fraction of a share of common stock to round up to the next whole share. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder's percentage ownership interest or any stockholder's proportionate voting power, except for immaterial adjustments that resulted from the treatment of fractional shares. The Reverse Stock Split did not change the number of authorized shares of common stock or the par value per share of the common stock.

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

As of December 31, 2024 and 2023, the number of issued shares of common stock were 20,791,431 and 14,384,936, respectively, which included shares of treasury stock of 768,595 and 768,595, respectively.

For the year ended  December 31, 2024, the increase in the number of issued shares of common stock was the result of the exercise of 3,602,976 shares related to the warrants, as described below, 2,483,586 shares related to the direct offering, as described below, and 319,933 shares of common stock issued upon vesting of RSUs, in which no shares of common stock were withheld to cover statutory taxes upon such vesting.

For the year ended December 31, 2023, the increase in the number of issued shares of common stock was the result of the exercise of 255,406 shares of common stock issued upon vesting of RSUs, in which 51,903 shares of common stock were withheld to cover statutory taxes upon such vesting, which are reflected as additions to treasury stock in the consolidated statements of changes in shareholders' equity.

Direct Offering:

On November 29, 2024, the Company entered into securities purchase agreements (the "Registered Direct Purchase Agreements") with certain pre-existing institutional investors (the "Registered Direct Investors"), pursuant to which the Company agreed to sell to such investors an aggregate of 2,483,586 shares of common stock of the Company, par value $0.0005 per share (the "Registered Direct Offering"). The offering by the Company was made pursuant to its shelf registration statement on Form S-3, which was effective September 9, 2024.

In connection with the Registered Direct Offering, the Company entered into a placement agency agreement (the "Placement Agency Agreement") with ThinkEquity LLC, as the placement agent (the "Placement Agent"), for the sale of 1,943,676 shares of common stock under the Registered Direct Investor. Pursuant to the Placement Agency Agreement, the Company, among other things, agreed to pay the Placement Agent a cash fee equal to 4% of the gross proceeds raised in the Registered Direct Offering by an investor making an investment of $4,500.

On December 2, 2024, the Registered Direct Offering was closed and the gross proceeds totaled $5,750, before deducting offering expenses payable by the Company of $562 that includes the Placement Agent fee. The Company intends to use the net proceeds from the Registered Direct Offering for general corporate purposes, which may include capital expenditures, working capital and general and administrative expenses.

Pre-Funded Warrants

On  May 13, 2024, the Company entered into securities purchase agreements (the "May Purchase Agreements") with certain accredited investors (the "May Purchasers"), all of whom were related parties, pursuant to which the Company sold pre-funded warrants (the "May Pre-Funded Warrants") to purchase up to 2,955,084 shares of the Company's common stock, at a purchase price of $3.384 per Pre-Funded Warrant (the "May Private Placement"). The May Purchasers included three officers and a principal stockholder of the Company. No underwriting discounts or commissions were paid with respect to the May Private Placement.

The aggregate gross proceeds for the May Private Placement totaled $10,000, before deducting offering expenses payable by the Company of $100. The May Pre-Funded Warrants, which terminated when exercised in full, had an exercise price of $0.0005 per share of common stock and became immediately exercisable upon stockholder approval of the Private Placement. In connection with the Private Placement, the Company entered into Support Agreements with three of the May Purchasers, the Company's largest stockholders, who agreed to vote all of their beneficially owned shares of the Company's common stock in favor of the corporate actions required for stockholder approval. Stockholder approval of the Private Placement was obtained on  July 2, 2024, at a special meeting of the Company's stockholders.

On November 29, 2024, the Company entered into securities purchase agreements (the "December Purchase Agreements") with accredited investors (the "December Purchasers"), all of whom were related parties, pursuant to which the Company agreed to sell to the December Purchasers unregistered pre-funded warrants (the "December Pre-Funded Warrants") to purchase up to 1,187,802 shares of Company’s common stock, at a purchase price of $2.3147 per December Pre-Funded Warrant. The December Purchasers consisted of three officers and a principal stockholder of the Company. No underwriting discounts or commissions were paid with respect to the Private Placement.

On December 2, 2024, the December Pre-Funded Warrants closed and the aggregate gross proceeds totaled $2,750, before deducting offering expenses payable by the Company of $22. The principal stockholder exercised his warrant on December 9, 2024. The December Pre-Funded Warrants purchased by the three officers of the Company will be immediately exercisable after stockholder approval of the December Purchase Agreement and will terminate when exercised in full.

The Company is obligated to use its reasonable best efforts to obtain such stockholder approval of the exercise of the officers' December Pre-Funded Warrants at the 2025 Annual Meeting of Stockholders. The Company entered into Support Agreements with the Registered Direct Investors and the December Purchasers. Pursuant to Support Agreements entered into by the Company with the Registered Direct Investors and the December Purchasers, the Registered Direct Investors, and the December Purchasers agreed to vote their shares of the Company's common stock beneficially owned by them in favor of certain actions subject to Stockholder Approval (as defined in the Support Agreements) at any meeting of stockholders of the Company.

As of  December 31, 2024, all of the May Pre-Funded Warrants and 647,892 of the December Pre-Funded Warrants had been exercised. The issuance of the shares upon exercise of the Pre-Funded Warrants was made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

The settlement of the May Pre-Funded Warrants was reflected in the Company's stockholder's equity within common stock and additional paid-in-capital as of  December 31, 2024. The issuance of the December Pre-Funded Warrants was reflected in the Company’s stockholder's equity within additional paid-in-capital, with those exercised adjusted for within common stock. In accordance with ASC 815-40, Derivatives and Hedging, a contract is classified as an equity agreement if it is both indexed to its own stock and classified in stockholder's equity in its financial position. Both the May and December Pre-Funded Warrants met the requirements of being classified as equity because (i) they had a fixed share limit and the Company had sufficient authorized and unissued shares, (ii) they required physical or net share settlement, and (iii) no cash payments or settlement top-off was required by the Company.

Treasury stock

As of  December 31, 2024 and 2023, the Company held 768,595 and 768,595 shares in treasury, with a cost of $11,407 and $11,407, respectively.

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market.

For the year ended December 31, 2024 and 2023, 0 and 51,903 shares, respectively, were withheld to cover withholding taxes owed by certain employees, all of which were taken into treasury stock.

Preferred stock

As of December 31, 2024 and 2023, the Company had 10 million shares of blank-check preferred stock with par value of $0.0001 per share authorized. No shares of preferred stock have been issued or are outstanding.

12. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 2,570,421 shares of the Company's common stock. As of December 31, 2024, the Company had 665,767 shares of common stock available for grants pursuant to the 2022 Plan, which included 262,517 shares of common stock previously available for issuance under the 2018 Stock Incentive Plan.

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

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on  February 1, 2019,  December 20, 2019, March 1, 2020, and  March 1, 2021. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125%, 133.33%, 133.3% and 133.33%, respectively, of the exercise prices for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise prices for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of December 31, 2024, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

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

Issuance Date	September 9, 2024
Fair value lower range	$—
Fair value higher range	$15.59
Exercise price	$2.75
Expected term (in years)	3.0 - 4.3
Expected volatility	65%
Dividend yield	—%
Risk-free rate	3.7%

For the years ended December 31, 2024 and 2023, the activity related to stock options consisted of the following:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2022	356,500	$26.22	6.3	$—
Granted	—
Forfeited	(51,334)			—
Expired	(2,833)
Outstanding as of December 31, 2023	302,333	$25.68	5.4	—
Granted(1)	136,667	3.06	9.6	—
Forfeited	—	—	—
Expired	(41,333)	—	—
Outstanding as of December 31, 2024	397,667	$18.33	6.2	—
Options exercisable as of December 31, 2024	249,001	$25.90	4.3	—
(1)

Balance also includes the stock options granted on  June 3, 2024 to one employee of the Company totaling 16,667 that vest equally over four annual installments and are exercisable for ten years after the grant date.

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the years ended December 31, 2024 and 2023, the unvested balance of stock options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Unvested as of December 31, 2023	123,833	$29.72	5.4
Granted (1)	136,667	$3.06	9.6
Forfeited	(6,000)	—	—
Vested	(105,834)	—	—
Unvested as of December 31, 2024	148,666	$5.66	9.4
(1)

Balance also includes the stock options granted on  June 3, 2024 to one employee of the Company totaling 16,667 that vest equally over four annual installments and are exercisable for ten years after the grant date.

For the years ended December 31, 2024 and 2023, compensation expense recognized for stock options of $29 and $0, respectively, was recognized in product development and general and administrative expenses in the consolidated statements of operations. As of December 31, 2024, there was $240 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the years ended December 31, 2024 and 2023, details of unvested RSUs were as follows:

		Weighted average
	Number of units	grant date fair value
Unvested as of December 31, 2022	703,859	$32.22
Granted	581,185	5.34
Vested and delivered	(203,503)	17.76
Withheld as treasury stock (1)	(51,903)	10.92
Vested not delivered (2)	(6,599)	17.10
Forfeited	(291,501)	7.20
Unvested as of December 31, 2023	731,538	25.95
Granted	701,028	3.62
Vested and delivered	(319,933)	10.42
Withheld as treasury stock (1)	—	—
Vested not delivered (2)	3,833	10.60
Forfeited	(314,941)	7.29
Unvested as of December 31, 2024	801,525	20.72

(1)

As discussed in Note 11, Equity, the treasury stock was related to shares withheld to cover statutory withholding taxes upon the delivery of shares following the vesting of RSUs. As of December 31, 2024 and 2023, there were 768,595 outstanding shares of treasury stock for both periods.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. During the year ended December 31, 2024, there was a 3,833 change in the vested not delivered balance due to a net 568 shares that were deferred due to timing of delivery of certain shares, along with 3,265 shares that elected deferred delivery. As of December 31, 2024 and 2023, there were 286,099 and 289,932 outstanding RSUs that were vested not delivered, respectively.

For the years ended December 31, 2024 and 2023, the Company recognized compensation expense for RSUs of $1,982 and $3,903, respectively, in sales and marketing, product development, and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets. As of December 31, 2024, there was $1,946 of unrecognized share-based compensation with respect to outstanding RSUs and restricted stock. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of December 31, 2024, unrecognized share-based compensation expense associated with the granted RSUs, restricted stock and stock options is $2,186, which is expected to be recognized over a weighted average period of 2.0 years. For the years ended December 31, 2024 and 2023, share-based compensation for the Company’s equity awards were allocated to the following lines in the consolidated financial statements:

	Year Ended December 31,
(In thousands)	2024	2023
Sales and marketing	$218	$543
Product development	239	626
General and administrative	1,506	2,640
Share-based compensation expense	1,963	3,809
Capitalized in intangible assets	48	94
Total share-based compensation	$2,011	$3,903

As of December 31, 2024, the Company recorded a liability of $29 and $22, respectively, related to PSUs that are to be settled in cash.

401(k) Profit Sharing Plan and Trust Plan

The Company maintains a 401(k) Profit Sharing Plan and Trust ("Plan") covering all U.S. employees. Under the Plan, the Company makes a safe harbor matching contribution equal to 100% of an employee’s salary deferrals that do not exceed 3% of the employee’s compensation plus 50% of the employee’s salary deferrals between 3% and 5% of such employee’s compensation. This safe harbor matching contribution is 100% vested. During 2024, we made matching contributions to the Plan of $966. During 2023, we made matching contributions to the Plan of $1,034.

The Company also has a discretion to award eligible employees under the Plan, profit sharing contributions

13. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and are regularly reviewed by the Chief Executive Officer, who is the Company’s CODM, who has final authority in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The use of EBITDA as a financial metric provides management and investors with a clearer view of the core business performance and profitability, excluding the effects of financing and other non-operational expenses.

During the quarter ended December 31, 2024, the Company completed its reassessment of its segments and determined that it had three operating segments: a) "Fluent", which is Owned and Operated and Commerce Media Solutions revenue, b) "Call Solutions", and c) "AdParlor". The Company determined that there was one reportable segment, "Fluent," for the purposes of segment reporting. The Fluent reporting segment combines Fluent with the Call Solutions operating segment. This reporting unit works with advertisers to then bring consumers to their products through multiple media channels and earn revenue when a consumer completes an action as agreed upon with the advertisers. The "All Other" segment represents the operating results of AdParlor, LLC, which mainly performs media buying, and those businesses sold or in run-off, which are included for purposes of reconciliation of the respective balances below to the consolidated financial statements.

The Company determined its segments based on how revenue is earned as well as the agreements entered into with its advertisers. In addition, certain advertisers overlap within the different operating segments. Further, they are managed consistently with shared management.

As of  December 31, 2024, the Company adopted ASU 2023-07 (see Note 2, Summary of significant accounting policies, under the caption “(s) Recently issued and adopted accounting standards” for further discussion). Accordingly, the segment disclosures provided have been updated in accordance with the current presentation and accounting standard requirements. The significant expense categories and amounts align with the segment-level information that is regularly provided to and used by the CODM in evaluating performance and EBITDA profitability and were identified as a) cost of revenue b) salaries and benefits, c) professional fees, and d) IT and software.

The Company does not allocate certain shared expenses such as interest expense and other non-recurring items. The allocation methodology is regularly assessed, evaluated and subject to future changes.

Summarized financial information concerning the Company's segments for the twelve months ended twelve months ended December 31, 2024 and 2023 are shown in the following tables below, noting prior period amounts have been recast to conform to the Company's current period segment presentation:

	Year Ended December 31,			Year Ended December 31,
	2024			2023
	Fluent	All Other	Total	Fluent	All Other	Total
Revenue(1):
United States	$158,871	$13,812	$172,683	$165,579	$19,265	$184,844
International	81,940	—	81,940	113,555	—	113,555
Total segment revenue	$240,811	$13,812	$254,623	$279,134	$19,265	$298,399
Costs of revenue
Cost of revenue (exclusive of depreciation and amortization)	184,109	9,712	193,821	202,548	17,336	219,884

Costs and expenses:
Salaries and benefits	36,194	8,347	44,541	38,657	9,270	47,927
Professional fees	7,425	1,034	8,459	7,912	777	8,689
IT and software	3,967	661	4,628	3,960	646	4,606
Other operating expense items (2)	12,354	4,554	16,908	61,598	4,949	66,547
EBITDA	$(3,238)	$(10,496)	$(13,734)	$(35,541)	$(13,713)	$(49,254)
Depreciation and amortization	9,072	854	9,926	9,507	1,369	10,876
Loss from operations	$(12,310)	$(11,350)	$(23,660)	$(45,048)	$(15,082)	$(60,130)

Reconciliation of profit or loss:
Interest Expense, net			$(4,749)			$(3,204)
Fair value adjustment of Convertible Notes, with related parties			(1,670)			—
Loss on early extinguishment of debt			(1,009)			—
Loss before income taxes			$(31,088)			$(63,334)

(1)	Revenue aggregation is based upon location of the customer.
(2)	Balance includes sales and marketing expense, travel and entertainment expense, office overhead, restructuring and severance, goodwill impairment and impairment of intangible assets, and other operating costs.

	December 31,	December 31,
	2024	2023
Total assets:
Fluent	$84,373	$90,395
All Other	9,244	21,472
Total assets	$93,617	$111,867

As of December 31, 2024, long-lived assets are all located in the United States.

For the year ended  December 31, 2024, 18.2% of the Company’s revenue is earned from customers located in Israel.

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

In accordance with ASC 810, Consolidation ("ASC 810"), the Company determined that True North was a VIE based upon the receivable for the consideration to be received. Initially, as the majority membership owner of Caspian remained a full-time employee of the Company and had the power to unilaterally make significant decisions at True North, it was determined that the Company was the primary beneficiary of Caspian and therefore should consolidate Caspian's operations going forward, under the de facto agent guidance. As a result, no gain or loss was to be recognized on the True North Conveyance. On  September 1, 2024, Caspian’s operating agreement was amended to require the consent of multiple members rather than a majority interest for major decisions. As a result, the Company determined that it was no longer the primary beneficiary, and under ASC 810, True North was no longer consolidated as of  September 1, 2024. No gain or loss was recognized for the three months ended  December 31, 2024. The Company will have no continued business relationship with True North apart from receiving the remaining consideration owed by True North.

The Company’s total exposure to True North consisted solely of the carrying amount of the receivable related to the True North Conveyance which had been recorded as other non-current assets totaling $489. As of  December 31, 2024, due to the cessation of the True North operations, the receivable had been fully written off.

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

On  January 28, 2020, the Company received a Civil Investigative Demand from the Federal Trade Commission ("FTC") regarding compliance with the FTC Act and the Telemarketing Sales Rule. On May 26, 2023, the Company agreed to the terms of a Stipulated Order for Permanent Injunction, Monetary Judgment, Civil Penalty Judgment, and Other Relief (the "FTC Consent Order"). The FTC Consent Order imposed a civil penalty of $2,500, required additional changes to the Company's employment opportunities marketplace and programmatic advertising business, and resulted in the implementation of compliance measures across the business. On  July 17, 2023, the FTC and the Company filed a Joint Motion for Entry of Proposed Stipulated Order in the United States District Court for the Southern District of Florida. The FTC Consent Order was entered by the Court on  August 11, 2023, and the escrow funds were released on  August 15, 2023. On  August 12, 2024, the Company filed its required compliance report. The Company maintains insurance policies that covered a majority of the legal costs incurred related to the FTC inquiry.

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

The Company was involved in a Telephone Consumer Protection Act class action, Daniel Berman v. Freedom Financial Network, which was originally filed in the Northern District of California in 2018. On  May 31, 2023, the parties entered into an Amended Class Action Settlement Agreement (the "Berman Settlement Agreement"), which included injunctive provisions and payment to plaintiffs of $9,750 for legal fees and a consumer redress fund, of which the Company was responsible for $3,100. The final approval of the Berman Settlement Agreement was filed on  February 23, 2024. To satisfy its obligations under the Berman Settlement Agreement, the Company made a cash payment of $1,100 on  March 15, 2024 and issued a junior secured promissory note in the principal amount of $2,000 payable to the co-defendant, FDR, as discussed in Note 8, Long-term debt, net.

16. Subsequent Events

Amendment to the SLR Credit Agreement

On March 10, 2025, the Credit Parties and SLR entered into the Fourth Amendment to the SLR Credit Agreement, (the "Fourth Amendment") which, among other things, required that the Company raise at least $5,000 of additional capital by  March 20, 2025 (refer below for details on the capital raise). In addition, the Fourth Amendment waived non-compliance with the financial covenants as of  December 31, 2024, extended the duration of the call protection applicable to the loans, and modified the financial covenants.

Private Placement

On March 19, 2025, the Company entered into securities purchase agreements (the "March Purchase Agreements") with certain accredited investors (the "March Purchasers"), a majority of whom were related parties, pursuant to which the Company agreed to sell the March Purchasers unregistered pre-funded warrants (the "March Pre-Funded Warrants") to purchase up to 2,332,104 shares of our common stock, at a purchase price of $2.174 per March Pre-Funded Warrant. The March Pre-Funded Warrants will have an exercise price of $0.005 per share of common stock, will be immediately exercisable after stockholder approval and will terminate when exercised in full. The March Purchasers include three directors and/or officers of the Company, the Company's largest shareholder, and institutional investor. No underwriting discounts or commissions were paid with respect to the March Purchase Agreement.

The aggregate gross proceeds totaled $5,070, before deducting offering expenses payable by the Company of $70. The exercise of the March Pre-Funded Warrants is subject to stockholder approval, which the Company will seek to obtain at the 2025 Annual Meeting of Stockholders. The Company is obligated to use its reasonable best efforts to obtain such stockholder approval of the exercise of the officers' and/or directors' March Pre-Funded Warrants at the 2025 Annual Meeting of Stockholders. In connection with the offering, the Company entered into a First Amendment to Support Agreement (the "First Amendment to Support Agreement") with each of the March Purchasers. Pursuant to the Support Agreement, as amended, the March Purchasers agreed to vote their shares of the Company's common stock beneficially owned by them in favor of certain actions at any meeting of the Company’s stockholders.

Amendment to the Sublease

On March 19, 2025, the Company entered into a Second Amendment to Sublease (the "Sublease Amendment") with sublandlord Virtu KCG Holdings LLC to reduce the monthly payments for the Company Headquarters effective as of the date of such amendment. The Sublease Amendment is currently pending the landlord's consent, which, if obtained, would extend the term of the sublease by four years from the Commence Date (as such term is defined in the Sublease Agreement) of the Sublease Agreement and reduce the subleased premises by 42%.