Form 10-Q
period 2025-03-31
Fluent, Inc.
filed 2025-05-16
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, the registrant had 20,643,660 shares of common stock, $0.0005 par value per share, outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$4,828	$9,439
Accounts receivable, net of allowance for credit losses of $483 and $487, respectively	37,019	46,532
Prepaid expenses and other current assets	8,126	8,729
Restricted cash	1,255	1,255
Total current assets	51,228	65,955
Property and equipment, net	233	304
Operating lease right-of-use assets	1,118	1,570
Intangible assets, net	20,986	21,797
Other non-current assets	3,929	3,991
Total assets	$77,494	$93,617
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$8,513	$8,776
Accrued expenses and other current liabilities	19,694	21,905
Deferred revenue	341	556
Current portion of long-term debt	21,801	31,609
Current portion of operating lease liability	1,310	1,836
Total current liabilities	51,659	64,682
Long-term debt, net	—	250
Convertible Notes, at fair value with related parties	3,800	3,720
Operating lease liability, net	—	9
Other non-current liabilities	—	1
Total liabilities	55,459	68,662
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 21,412,255 and 20,791,431, respectively; and Shares outstanding — 20,643,660 and 20,022,836, respectively	47	47
Treasury stock, at cost — 768,595 and 768,595 Shares, respectively	(11,407)	(11,407)
Additional paid-in capital	452,459	447,110
Accumulated deficit	(419,064)	(410,795)
Total shareholders' equity	22,035	24,955
Total liabilities and shareholders' equity	$77,494	$93,617

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$55,210	$65,983
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	43,775	47,348
Sales and marketing	4,070	4,812
Product development	3,398	4,840
General and administrative	8,582	10,365
Depreciation and amortization	2,461	2,571
Total costs and expenses	62,286	69,936
Loss from operations	(7,076)	(3,953)
Interest expense, net	(880)	(1,415)
Fair value adjustment of Convertible Notes with related parties	(80)	—
Loss before income taxes	(8,036)	(5,368)
Income tax expense	(233)	(908)
Net loss	$(8,269)	$(6,276)

Basic and diluted loss per share:
Basic	$(0.39)	$(0.45)
Diluted	$(0.39)	$(0.45)

Weighted average number of shares outstanding:
Basic	21,211,439	13,902,165
Diluted	21,211,439	13,902,165

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	20,791,431	$47	768,595	$(11,407)	$447,110	$(410,795)	$24,955
Share-based compensation expense	—	—	—	—	349	—	349
Issuance of pre-funded warrants	—	—	—	—	5,000	—	5,000
Exercise of pre-funded warrants	620,824	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,269)	(8,269)
Balance at March 31, 2025	21,412,255	$47	768,595	$(11,407)	$452,459	$(419,064)	$22,035

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	14,384,936	$43	768,595	$(11,407)	$427,286	$(381,518)	$34,404
Vesting of restricted stock units and issuance of stock under incentive plans	44,257	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	618	—	618
Net loss	—	—	—	—	—	(6,276)	(6,276)
Balance at March 31, 2024	14,429,193	$43	768,595	$(11,407)	$427,904	$(387,794)	$28,746

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,269)	$(6,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,461	2,571
Non-cash loan amortization expense	176	711
Share-based compensation expense	335	600
Fair value adjustment of Convertible Notes with related parties	80	—
Allowance for credit losses	(4)	82
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	9,517	3,028
Prepaid expenses and other current assets	603	(266)
Other non-current assets	106	100
Operating lease assets and liabilities, net	(83)	(85)
Accounts payable	(263)	(2,125)
Accrued expenses and other current liabilities	(2,331)	2,344
Deferred revenue	(215)	131
Other	(1)	(947)
Net cash provided by (used in) operating activities	2,112	(132)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(1,570)	(1,796)
Net cash used in investing activities	(1,570)	(1,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	21,841	—
Repayments of long-term debt	(31,869)	(1,250)
Debt financing costs	(125)	(968)
Proceeds from issuance of pre-funded warrants	5,000	—
Net cash used in financing activities	(5,153)	(2,218)
Net decrease in cash, cash equivalents, and restricted cash	(4,611)	(4,146)
Cash, cash equivalents, and restricted cash at beginning of period	10,694	15,804
Cash, cash equivalents, and restricted cash at end of period	$6,083	$11,658
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$767	759
Cash (refunded) paid for income taxes	(16)	31
Share-based compensation capitalized in intangible assets	9	18
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Long-term debt issuance	$—	$2,000

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended March 31, 2025 and 2024, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2025.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended  December 31, 2024 ("2024 Form 10-K") filed with the SEC on March 31, 2025. The consolidated balance sheet as of  December 31, 2024 included herein was derived from the audited financial statements as of that date and included in the 2024 Form 10-K.

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

The Company has experienced a continued decline in the number of users registering on its owned and operated digital media properties ("O&O Sites") starting in 2020, following its implementation of the Traffic Quality Initiative, which eliminated a large portion of the Company's third-party affiliate traffic. In 2023, the FTC Consent Order (as defined in Note 10, Contingencies) imposed more rigorous standards and vetting of the Company's third-party publishers, some of whom elected not to work with the Company, which negatively impacted the Company's registration volume on its O&O Sites (see Note 10, Contingencies). These issues, coupled with intermittent difficulties sourcing traffic from social media sites have resulted in declining revenue and profitability. Borrowings under the SLR Revolver (as defined in Note 4, Long-term debt, net) pursuant to the SLR Credit Agreement (as defined and discussed in Note 4, Long-term debt, net) are limited to a borrowing base, that fluctuates weekly, based on eligible accounts receivable. As a result of the borrowing base limit and the above performance issues, the available borrowing capacity has the potential to be insufficient to fund operations and meet the Company's needs.

Given the continued challenges the Company has faced achieving profitability, the Company has made reductions in workforce, including during the first quarter of 2025, and restructured certain long-term contracts to better align with the Company’s results and cash flow requirements. The Company will continue to monitor the performance of its business units to determine the impact of potential divestments and consider further cost reduction measures and reallocation of resources that will enable the Company to meet its projected budget and cash flow requirements.

As of  March 31, 2025, the Company was in compliance with its financial covenants under the SLR Credit Agreement. However, the Company’s current forecasts indicate that compliance with its financial covenants may be at risk in the next twelve months. If, during any fiscal quarter, the Company does not comply with any of its financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. In such case, the Company would not have sufficient funds to repay the SLR Term Loan (as defined and discussed in Note 4, Long-term debt, net) under the SLR Credit Agreement and any outstanding balance on the SLR Revolver (as defined below in Note 4, Long-term debt, net).

On May 15, 2025, the Company entered into securities purchase agreements, pursuant to which the purchasers agreed to invest expected gross proceeds of $4,025 (as defined and discussed in Note 12, Subsequent events). Even with the proceeds from such raise, there is no assurance that the available cash, plus availability under the borrowing base on the SLR Revolver will be sufficient to fund operations over the next twelve months, and, if needed, the Company would expect to raise additional capital. If the Company is not able to raise sufficient capital to fund operations at their current levels, the Company will consider implementing cost-saving measures, but there is no guarantee that such plans will be successfully executed or have the expected benefits. As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern for one year after the date of issuance of this Quarterly Report on Form 10-Q.

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

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiatives, which incorporates updates to the Codification to align with SEC disclosure requirements in response to the August 2018 SEC Release No. 33-10532. ASU 2023-06 updates and simplifies certain SEC disclosure requirements that were duplicative or outdated due to changes in other SEC requirements and in U.S. GAAP, International Financial Reporting Standards, or the overall financial reporting environment. The new guidance is effective for each amendment only if the SEC removes the related disclosure of presentation requirements from its existing regulations by June 30, 2027. The guidance is to be applied prospectively, with early adoption prohibited. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements and disclosures.

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 470): Improvements to Income Tax Disclosures, designed to increase the transparency and usefulness of income tax disclosures for financial statement users. The ASU follows investors' indication and request for enhanced tax disclosures in order to better assess an entity’s operations, related tax risks, jurisdictional tax exposures, and increase transparency regarding tax information through improvements to tax disclosures, specifically rate reconciliation, income taxes paid, and unrecognized tax benefits and certain temporary differences. The new guidance is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, and early adoption is permitted. The guidance will be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In  November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures about a public business entity’s costs and expenses on the face of the financial statements. The ASU follows investors' requests for more detailed information and disclosures of disaggregated financial reporting information about the types of expenses in commonly presented expense captions (such as cost of sales, selling, general, and administrative, and research and development), including purchases of inventory, employee compensation, depreciation, amortization, and depletion. The new guidance is effective for fiscal years beginning after  December 15, 2026 and interim periods beginning after December 15, 2027, and early adoption is permitted. The guidance will be applied on a prospective basis to financial statements issued for reporting periods after the effective date, or retrospectively to any and all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  March 31, 2025, December 31, 2024, and December 31, 2023 the balance of deferred revenue was  $341, $556, and $430, respectively. The majority of the deferred revenue balance as of  December 31, 2024 was recognized as revenue during the first quarter of 2025.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the corresponding amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  March 31, 2025, December 31, 2024, and December 31, 2023, unbilled revenue included in the Company's accounts receivable was $13,488, $18,625, and $21,488, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not differed materially from actual invoiced revenue.

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

Commission revenue

The Company, acting as the agent, recognizes commission revenue that it expects to receive from an insurance provider from the sale of certain of its health insurance policies, which includes the assumed automatic renewals of such policies once its performance obligation is satisfied. The Company considers its performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission by the Company of the initial policy application.

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

Revenue Disaggregation

The following table presents the Company’s disaggregated revenue by media resources along with its availability and demand for the three months ended March 31, 2025 and 2024, based on segment reporting:

	Three Months Ended March 31,			Three Months Ended March 31,
	2025			2024
	Fluent	All Other	Consolidated	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	$31,082	$—	$31,082	$44,654	$—	$44,654
Commerce Media Solutions	12,660	—	12,660	6,376	—	6,376
Call Solutions	10,079	—	10,079	6,931	—	6,931
AdParlor	—	1,397	1,397	—	2,805	2,805
All Other(1)	—	(8)	(8)	—	5,217	5,217
Total Revenue	$53,821	$1,389	$55,210	$57,961	$8,022	$65,983
(1)	Balance is fully related for the first quarter of 2025 and partially related for the first quarter of 2024 to commission revenues.

The Owned and Operating and Commerce Media Solutions in the table above represent the Company’s data and performance-based marketing revenue. Call Solutions mainly represents the Company’s performance-based marketing revenue.

(d) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for credit losses, useful lives of intangible assets, recoverability of the carrying amounts of intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, the variable commission revenue based on the estimated LTV, consolidation of VIE, fair value of Convertible Notes (as defined in Note 4) with related parties based on input assumptions, shared-based compensation and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

See Note 5, Fair Value Measurements, for further details.

(f) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired when accounted for by the acquisition method of accounting. As of March 31, 2025 and  December 31, 2024, there was no remaining goodwill.

2. Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, restricted stock units ("RSUs"), and restricted common stock that have vested but not been delivered during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options, RSUs, restricted stock, pre-funded warrants (see Note 7, Equity below), direct offering (see Note 7, Equity below), deferred common stock, and unvested shares. Stock equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the three months ended March 31, 2025 and 2024, basic and diluted loss per share were as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(8,269)	$(6,276)
Denominator:
Weighted average shares outstanding	20,866,774	13,572,224
Weighted average restricted shares vested not delivered	344,665	329,941
Total basic weighted average shares outstanding	21,211,439	13,902,165
Dilutive effect of assumed conversion of restricted stock units	—	—
Total diluted weighted average shares outstanding	21,211,439	13,902,165
Basic and diluted loss per share:
Basic	$(0.39)	$(0.45)
Diluted	$(0.39)	$(0.45)

Based on exercise prices compared to the average stock prices for the three months ended March 31, 2025 and 2024, certain stock equivalents, including RSUs and stock options, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended March 31,
	2025	2024
Restricted stock units	638,241	449,673
Stock options	331,667	302,330
Total anti-dilutive securities	969,908	752,003

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	March 31, 2025	December 31, 2024
Gross amount:
Software developed for internal use	3	$27,057	$25,478
Acquired proprietary technology	3-5	15,792	15,792
Customer relationships	5-10	36,686	36,686
Trade names	4-20	16,657	16,657
Domain names	20	195	195
Databases	5-10	31,292	31,292
Total gross amount		129,447	127,868

Accumulated amortization:
Software developed for internal use		(17,983)	(16,709)
Acquired proprietary technology		(15,131)	(15,037)
Customer relationships		(36,105)	(35,952)
Trade names		(7,916)	(7,711)
Domain names		(89)	(87)
Databases		(29,469)	(28,807)
Total accumulated amortization		(108,461)	(106,071)
Net intangible assets:
Software developed for internal use		9,074	8,769
Acquired proprietary technology		661	755
Customer relationships		581	734
Trade names		8,741	8,946
Domain names		106	108
Databases		1,823	2,485
Total intangible assets, net		$20,986	$21,797

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, and databases primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015; the acquisition of Q Interactive, LLC, effective June 8, 2016; the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019; the acquisition of a 50% interest in Winopoly, LLC, effective April 1, 2020; and the consolidation of TAPP Influencers Corp. ("TAPP"), effective  January 9, 2023.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The Company completed its quarterly triggering event assessment for the three months ended of March 31, 2025 and determined that no triggering event had occurred requiring further impairment assessment of its long-lived assets.

Amortization expenses of $2,391 and $2,483 for the three months ended  March 31, 2025 and 2024, respectively, are included in depreciation and amortization expenses in the consolidated statements of operations. As of March 31, 2025, intangible assets with a carrying amount of $768, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of March 31, 2025, estimated amortization expenses related to the Company's intangible assets for the remainder of 2025 and through 2030 and thereafter are as follows:

Year	March 31, 2025
Remainder of 2025	$4,607
2026	4,349
2027	3,946
2028	2,340
2029	828
2030 and thereafter	4,916
Total	$20,986

4. Long-term debt, net

Long-term debt, net of unamortized discount and financing costs, related to the SLR Credit Facility, Note Payable (as defined herein), and Convertible Notes with related parties (as set forth herein) consisted of the following:

	March 31, 2025	December 31, 2024
Credit Facility due 2029 (less unamortized discount and financing costs of $1,216 and $1,186, respectively)	$20,551	$30,359
Note Payable due 2026	1,250	1,500
Convertible Notes with related parties	3,800	3,720
Long-term debt, net	25,601	35,579
Less: Current portion of long-term debt	(21,801)	(31,609)
Long-term debt, net (non-current)	$3,800	$3,970

Credit Facility

On April 2, 2024, Fluent, LLC, a wholly owned subsidiary of the Company (the "Borrower") entered into a credit agreement (as amended, the "SLR Credit Agreement") with certain of its subsidiaries and the Company (collectively, the Credit Parties"), as guarantors, and Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and each other lender from time to time party thereto.

The SLR Credit Agreement provides for a $20,000 term loan (the "SLR Term Loan") and a revolving credit facility of up to $30,000 (the "SLR Revolver", and together with the SLR Term Loan, the "SLR Credit Facility"). As of March 31, 2025, the SLR Credit Facility had an outstanding principal balance of $21,767 (of which $1,767 relates to the SLR Revolver) and matures on April 2, 2029.

The Borrower used a portion of the net proceeds of the SLR Credit Facility to repay the outstanding $30,000 term loan due on September 30, 2025, under the credit agreement dated March 31, 2021, by and among the Borrower, certain subsidiaries of the Borrower as guarantors, the lenders thereto, and Citizens Bank, N.A.. The repayment resulted in a loss on early extinguishment of debt of $1,009, which was recognized in the second quarter of 2024.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

There is no principal amortization prior to maturity under the SLR Credit Agreement except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the SLR Credit Facility are due and payable on the five-year anniversary of the closing date or earlier following a change in control or an event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus a margin (the "Applicable Margin") of 5.25% which was increased to 5.75% pursuant to the Second Amendment to the SLR Credit Agreement (the "Second Amendment"). The Applicable Margin will be reduced to 5.0% when the Borrower's fixed charge coverage ratio is greater than 1.10 to 1. The opening interest rate of the SLR Credit Facility was 10.81% (SOFR + CSA + 5.25%), which changed to 10.33% (SOFR + CSA+5.75%) as of  March 31, 2025.

The SLR Credit Agreement contains restrictive covenants that impose limitations on the way the Credit Parties conducts business, including limitations on the amount of additional debt the Credit Parties are able to incur and their ability to make certain investments or other restricted payments. The SLR Credit Agreement is guaranteed by the Company and certain of its direct and indirect subsidiaries and is secured by substantially all of the Company's assets and those of its direct and indirect subsidiaries, including the Borrower.

The Borrower's ability to draw on the SLR Revolver depends on its borrowing base, which is calculated weekly by applying specified percentages established by SLR to the Borrower's eligible accounts receivable and cash, less reserves, subject to certain limitations.

Debt issuance costs and debt discount costs, net of accumulated amortization, related to the issuance and amendments of the SLR Revolver were $803 and $1,020, respectively, as of March 31, 2025. The amounts are included in other non-current assets in the Company's consolidated balance sheets. The Company amortizes these costs over the life of the related debt.

On  May 15, 2024, the Credit Parties and SLR entered into the First Amendment to the SLR Credit Agreement (the "First Amendment"), pursuant to which SLR, among other things, (1) waived any required prepayments on the SLR Revolver from the proceeds from the Company's May Private Placement (as defined herein) (see Note 7, Equity), (2) required that the Credit Parties (as defined in the SLR Credit Agreement) retain a financial advisor to assist in preparing the Company's projections, (3) increased the minimum excess availability covenant following the May Private Placement, (4) amended the definition of borrowing base (as defined in the SLR Credit Agreement), and (5) amended certain post-closing obligations.

On  August 19, 2024, the Credit Parties and SLR entered into the Second Amendment, which, among other things, required that the Company raise $2,000 in additional capital. To raise the capital, the Company entered into convertible subordinated notes, as described below, raising an aggregate of $2,050. In addition, (1) SLR waived non-compliance with the financial covenants as of  June 30, 2024, (2) modified the financial covenants through  December 31, 2025, (3) ended a requirement to engage a financial advisor, (4) increased the Applicable Margin from 5.25% to 5.75%, and (5) waived any required prepayments from the proceeds from the convertible subordinated notes financing.

On  November 14, 2024, the Credit Parties and SLR entered into the Third Amendment to the SLR Credit Agreement (the "Third Amendment"), which, among other things, required that the Company raise at least $7,500 of additional capital by  November 29, 2024. On  November 27, 2024, the deadline was extended to December 3, 2024. In addition, the Third Amendment (1) waived non-compliance with the financial covenants as of  September 30, 2024, (2) extended the duration of the call protection applicable to the loans, and (3) modified the cash dominion provisions to remain in effect on an indefinite basis.

On  March 10, 2025, the Credit Parties and SLR entered into the Fourth Amendment to the SLR Credit Agreement, (the "Fourth Amendment") which, among other things, required that the Company raise at least $5,000 of additional capital by  March 20, 2025. In addition, SLR (1) waived non-compliance with the financial covenants as of  December 31, 2024, (2) extended the duration of the call protection applicable to the loans, and (3) modified the financial covenants through December 31, 2025.

As of  March 31, 2025, the Credit Parties were in compliance with their financial covenants under the SLR Credit Agreement. However, the Company’s current forecasts indicate that compliance with its financial covenants may be at risk in the next twelve months. If, during any fiscal quarter, the Company does not comply with any of its financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. In such case, the Company would not have sufficient funds to repay the SLR Term Loan under the SLR Credit Agreement and any outstanding balance on the SLR Revolver. Because the Company believes there is risk that it will not be in compliance with its financial covenants in the next twelve months, all borrowings under the Credit Agreement have been classified as current as of  March 31, 2025.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Note Payable

On March 17, 2024, Fluent, LLC entered into a junior secured promissory note (the "Note Payable") with Freedom Debt Relief, LLC ("FDR") in the principal amount of $2,000 in connection with the Berman Settlement Agreement (as defined herein) (see Note 10, Contingencies). The Note Payable bears interest equal to one-month CME Term SOFR (defined as the rate published by the CME Group Benchmark Administration Limited) plus 11.0% per annum, compounded quarterly. The opening interest rate of the Note Payable was 16.32% (SOFR +11%), which changed to 15.52% (SOFR + 11%) as of  March 31, 2025.

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

Convertible Notes with related parties

On  August 19, 2024, the Company entered into a securities purchase agreement (the "Notes Purchase Agreement") with certain of the Company's officers and directors and the largest stockholder (the "Note Purchasers") to sell convertible subordinated promissory notes (the "Convertible Notes") in aggregate principal amount of $2,050. The Convertible Notes mature on April 2, 2029, and bear interest at 13% per annum payable. Subject to certain payment conditions in the Subordination Agreement (as defined below), the Company  may pay interest quarterly in kind or in cash beginning  December 31, 2024. and may prepay the Convertible Notes in whole or in part at any time upon ten days’ written notice, provided that no prepayment will be permitted prior to stockholder approval without the consent of the applicable holder.

Each holder of a Convertible Note is entitled to convert the Conversion Amount (as defined below) into shares of the Company's common stock at a conversion price equal to the lesser of (i) $3.01, and (ii) the greater of (A) the consolidated closing bid price of the Company's common stock as reported on Nasdaq on the applicable conversion date and (B) $1.00, in each case subject to adjustments for stock splits, recapitalizations and the like. However, the applicable conversion price will in no event be lower than the price established by clause (ii) above unless and until the Company's stockholders have approved matters related to the issuance of common stock upon conversion of the Convertible Notes, which vote is expected to take place at the Company's 2025 annual meeting of stockholders. The “Conversion Amount” is the sum of all or any portion of the outstanding principal amount of the Convertible Note, as designated by the holder upon exercise of its right of conversion, plus all accrued and unpaid interest. The Convertible Notes are subject to additional limits on conversion until stockholder approval is obtained, including an aggregate limit on the number of shares that may be issued upon conversion to 19.99% of the Company's outstanding shares of common stock and provisions to prevent a change of control as defined in the rules of the Nasdaq Stock Market. Holders of the Convertible Notes will be permitted to vote on such stockholder approval but may not vote any shares obtained from conversion of the Convertible Notes prior to such vote.

In connection with the Second Amendment and the Notes Purchase Agreement, the Company and SLR entered into a Second Amendment Subordination Agreement with each purchaser of the Convertible Notes on  August 19, 2024 (the "Subordination Agreements"). The Subordination Agreements confirm the subordinated nature of the Convertible Notes and restrict payments to and remedies of the holders of the Convertible Notes for so long as the SLR Credit Agreement has indebtedness outstanding. The Subordination Agreements provide that the Company may not make any payment of principal or interest on the Convertible Notes unless certain conditions are met.

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

As of March 31, 2025, the principal balance of the Convertible Notes was $2,217, with a fair value of $3,800. The Company recognized an additional increase in fair value of $80 for the three months ended March 31, 2025, which was recognized as after current period other income (loss) from operations. For the three months ended March 31, 2025, accrued interest was paid in kind.

Maturities

As of March 31, 2025, scheduled future maturities of the Company's debt are as follows, not reflective of the debt being accelerated as noted in Note 1:

Year	March 31, 2025
Remainder of 2025	$2,928
2026	250
2027	—
2028	—
2029	22,056
Total maturities	$25,234

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

As of March 31, 2025, the Company regards the fair value of its long-term debt to approximate its carrying value.

The following tables present the Company’s fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Restricted cash	$1,255	—	—	$1,255	—	—
Liabilities:
Long term debt, net(1)	—	23,017	—	—	33,045	—
Convertible Notes with related parties	—	—	3,800	—	—	3,720
Contingent consideration in connection with TAPP consolidation(2)	—	—	21	—	—	988

(1)	Inclusive of the credit facilities and note payable. The debt fair value does not include debt issuance costs or debt discount. See Note 4, Long-term debt, net.
(2)	Balance recorded in accrued expenses and other current liabilities with changes to the balance as a result of adjustment of the fair value related to the initial discount rate and payments made. See Note 11, Variable Interest Entity, for initial assumptions of the fair value.

Convertible Notes with related parties

The Company issued the Convertible Notes on August 19, 2024 and elected the fair value option. See Note 4, Long-term debt, net. The following is a reconciliation of the fair value from December 31, 2024 to March 31, 2025:

Amount
Fair value as of December 31, 2024	$3,720
Loss on change in fair value reported in the consolidated statement of operations	80
Fair value as of March 31, 2025	$3,800

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

Assumptions	March 31, 2025
Face value of principal payable	$2,217
Strike price	3.01
Value of common stock	2.18
Expected term (years)	4.0
Volatility	79.0%
Risk free rate	4.0%
Discount rate	11.7%

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

Amount
Fair value as of December 31, 2024	$988
Adjustment to compensation expense	$21
Payment of compensation expense	(988)
Fair value as of March 31, 2025	$21

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of March 31, 2025, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be a Level 3 measurement, as certain inputs used to determine fair value are unobservable. See Note 1(f), Goodwill.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate ("AETR"). The Company updates its estimated AETR on a quarterly basis and, if the estimate changes, a cumulative adjustment is made.

As of  March 31, 2025 and December 31, 2024, the Company recorded a full valuation allowance against net deferred tax assets and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these valuation allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded. However, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the three months ended March 31, 2025, the Company's effective income tax rate of 2.9% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the three months ended March 31, 2024, the Company's effective income tax rate of 16.9% primarily represents the state and local tax expense, offset by the benefit of federal research and development credits.

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

7. Equity

Common stock

Effective at 6:00 p.m. Eastern Time on  April 11, 2024, every six shares of common stock issued and outstanding or held by the Company in treasury stock were combined and reclassified into one share of common stock (the “Reverse Stock Split”).  The Reverse Stock Split reduced the number of issued and outstanding shares of common stock from 81,571,864 shares to 13,660,598 shares and reduced the issued shares of common stock held by the Company in treasury stock from 4,611,569 shares to 768,595 shares. The common stock began trading on a reverse split-adjusted basis at the opening of trading on The Nasdaq Capital Market on April 12, 2024, under the same symbol (FLNT) with a new CUSIP number (34380C 201).

As of  March 31, 2025 and December 31, 2024, the number of issued shares of common stock was 21,412,255 and 20,791,431, respectively, which included shares of treasury stock of 768,595 and 768,595, respectively.

For the three months ended March 31, 2025, the increase in the number of issued shares of common stock was the result of the exercise of pre-funded warrants for 620,824 shares, as described below.

Direct Offering:

On November 29, 2024, the Company entered into securities purchase agreements (the "Registered Direct Purchase Agreements") with certain pre-existing institutional investors (the "Registered Direct Investors"), pursuant to which the Company agreed to sell to such investors an aggregate of  2,483,586 shares of common stock of the Company, par value $0.0005 per share (the "Registered Direct Offering"). The Registered Direct Offering was made pursuant to the Company's shelf registration statement on Form S- 3, which was declared effective by the SEC September 9, 2024.

In connection with the Registered Direct Offering, the Company entered into a placement agency agreement (the "Placement Agency Agreement") with ThinkEquity LLC, as the placement agent (the "Placement Agent"), for the sale of 1,943,676 shares of common stock to the Registered Direct Investors. Pursuant to the Placement Agency Agreement, the Company, among other things, paid the Placement Agent a cash fee equal to 4% of the gross proceeds raised in the Registered Direct Offering by an investor making an investment of $4,500.

On December 2, 2024, the Registered Direct Offering was closed and the gross proceeds totaled $5,750, before deducting offering expenses payable by the Company of $562, including the Placement Agent fee. The Company has used the net proceeds from the Registered Direct Offering for general corporate purposes, which included capital expenditures, working capital and general and administrative expenses.

Pre-Funded Warrants

On  May 13, 2024, the Company entered into securities purchase agreements (the "May Purchase Agreements") with certain accredited or sophisticated investors (the "May Purchasers"), all of whom were related parties, pursuant to which the Company sold pre-funded warrants (the "May Pre-Funded Warrants") to purchase up to 2,955,084 shares of the Company's common stock, at a purchase price of $3.384 per May Pre-Funded Warrant (the "May Private Placement"). The May Purchasers included three officers and/or directors and the largest stockholder of the Company. No underwriting discounts or commissions were paid with respect to the May Private Placement.

The aggregate gross proceeds for the May Private Placement totaled $10,000, before deducting offering expenses payable by the Company of $100. The May Pre-Funded Warrants, which terminated when exercised in full, had an exercise price of $0.0005 per share of common stock and became immediately exercisable upon stockholder approval. Stockholder approval of the May Private Placement was obtained on  July 2, 2024, at a special meeting of the Company's stockholders.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

On November 29, 2024, the Company entered into securities purchase agreements (the "December Purchase Agreements") with certain accredited or sophisticated investors (the "December Purchasers"), all of whom were related parties, pursuant to which the Company agreed to sell to the December Purchasers unregistered pre-funded warrants (the "December Pre-Funded Warrants") to purchase up to 1,187,802 shares of the Company’s common stock, at a purchase price of $2.3147 per December Pre-Funded Warrant  and an exercise price of $0.0005 per share of common stock (the "December Private Placement"). The December Purchasers consisted of three officers and/or directors and the Company's largest stockholder of the Company. No underwriting discounts or commissions were paid with respect to the December Private Placement.

On December 2, 2024, the Company closed the December Private Placement receiving aggregate gross proceeds totaled $2,750 from the sale of the December Pre-Funded Warrants, before deducting offering expenses payable by the Company of $22. The Company's largest stockholder exercised its warrant on December 9, 2024. The December Pre-Funded Warrants purchased by three officers and/or directors of the Company will be immediately exercisable after stockholder approval transactions contemplated by the December Purchase Agreements and will terminate when exercised in full.

On March 19, 2025, the Company entered into securities purchase agreements (the "March Purchase Agreements") with certain accredited or sophisticated investors (the "March Purchasers"), all of whom were related parties, pursuant to which the Company sold to the March Purchasers unregistered pre-funded warrants (the "March Pre-Funded Warrants") to purchase up to 2,332,104 shares of the Company's common stock, at a purchase price of $2.174 per March Pre-Funded Warrant and an exercise price of $0.0005 per share of common stock (the "March Private Placement"). The March Pre-Funded Warrants will be immediately exercisable after stockholder approval and terminate when exercised in full. The March Purchasers consisted of three officers and/or directors of the Company, the Company's largest stockholder, and an institutional investor. No underwriting discounts or commissions were paid with respect to the March Private Placement.

The aggregate gross proceeds totaled $5,070, before deducting offering expenses payable by the Company of $70. The Company's largest stockholder and an institutional investor exercised their March Pre-Funded Warrants on March 20, 2025. The March Pre-Funded Warrants purchased by the three officers and/or directors of the Company will be immediately exercisable after stockholder approval of the transactions contemplated by the March Purchase Agreements and will terminate when exercised in full.

The Company is obligated to use its reasonable best efforts to obtain such stockholder approval of the exercise of the officers' and/or directors'  December Pre-Funded Warrants and March Pre-Funded Warrants at the 2025 annual meeting of stockholders. The Company entered into Support Agreements (as amended, the "Support Agreements") with the Registered Direct Investors and the December Purchasers. In addition, the Company entered into a First Amendment to Support Agreement (the "First Amendment to Support Agreement") with each of the March Purchasers, December Purchasers, and certain of the Registered Direct Investors. Pursuant to the Support Agreements, the Registered Direct Investors, the December Purchasers, and the March Purchasers agreed to vote their shares of the Company's common stock beneficially owned by them in favor of certain actions subject to Stockholder Approval (as defined in the Support Agreements) at any meeting of stockholders of the Company.

As of  March 31, 2025, 620,824 of the March Pre-Funded Warrants had been exercised. In addition, as of December 31, 2024, all of the May Pre-Funded Warrants and 647,892 of the December Pre-Funded Warrants had been exercised. The issuance of the shares upon exercise of the pre-funded warrants was made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

The issuance of the March Pre-Funded Warrants was reflected in the Company's stockholder's equity within common stock and additional paid-in-capital as of  March 31, 2025. In accordance with ASC 815-40, Derivatives and Hedging, a contract is classified as an equity agreement if it is both indexed to its own stock and classified in stockholder's equity in its financial position. The May Pre-Funded Warrants, December Pre-Funded Warrants, and March Pre-Funded Warrants met the requirements of being classified as equity because (i) they had a fixed share limit and the Company had sufficient authorized and unissued shares, (ii) they required physical or net share settlement, and (iii) no cash payments or settlement top-off was required by the Company.

Treasury stock

As of  March 31, 2025 and December 31, 2024, the Company held shares of treasury stock of 768,595 and 768,595, respectively, with a cost of $11,407 and $11,407, respectively.

The Company's share-based incentive plans allow employees the option to either make a cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the three months ended March 31, 2025, no shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose. See Note 8, Share-based compensation.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

8. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 2,570,421 shares of the Company's common stock. As of March 31, 2025, the Company had 734,379 shares of common stock available for grants pursuant to the 2022 Plan, which includes 328,517 shares of common stock previously available for issuance under the 2018 Stock Incentive Plan.

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

As of March 31, 2025, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the three months ended March 31, 2025, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2024	397,667	$18.33	6.2	$—
Granted	—	—		—
Exercised	—	—	—	—
Forfeited	(66,000)	—	—	—
Outstanding as of March 31, 2025	331,667	$16.35	6.3	$—
Options exercisable as of March 31, 2025	183,001	$25.03	4.1	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the three months ended March 31, 2025, the unvested balance of stock options was as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2024	148,666	$5.66	9.4
Granted	—	—	—
Forfeited	—	—	—
Vested	—	—	—
Unvested as of March 31, 2025	148,666	$5.66	9.4

Compensation expense recognized for stock options was $19 and $0 for the three months ended March 31, 2025 and 2024, respectively, was recognized in product development and general and administrative expenses in the consolidated statements of operations. As of March 31, 2025, there was $222 of unrecognized share-based compensation with respect to outstanding stock options.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Restricted stock units and restricted stock

For the three months ended March 31, 2025, details of unvested RSU activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2024	801,525	$20.72
Granted	31,800	2.72
Vested and delivered	—	—
Withheld as treasury stock (1)	—	—
Vested not delivered (2)	(160,673)	9.41
Forfeited	(34,411)	4.25
Unvested as of March 31, 2025	638,241	24.81

(1)

As discussed in Note 7, Equity, the treasury stock was related to shares withheld to cover statutory withholding taxes upon the delivery of shares following the vesting of RSUs. As of March 31, 2025, there were 768,595 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the three months ended March 31, 2025, there was a change in the vested not delivered balance due to a net 160,673 shares that were deferred due to timing of delivery of certain shares, of which no shares had elected deferred delivery. As of March 31, 2025, 446,772 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs of $330 and $618 for the three months ended March 31, 2025 and 2024, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of March 31, 2025, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $1,778, which is expected to be recognized over a weighted average period of 1.9 years.

For the three months ended March 31, 2025 and 2024, share-based compensation for the Company's stock options, RSUs, and common stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended March 31,
	2025	2024
Sales and marketing	24	$84
Product development	46	45
General and administrative	270	471
Share-based compensation expense	340	600
Capitalized in intangible assets	9	18
Total share-based compensation	$349	$618

As of March 31, 2025 and December 31, 2024, the Company recorded a liability of $25 and $29, respectively, related to PSUs that are to be settled in cash.

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and are regularly reviewed by the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker ("CODM"), who has final authority in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The use of EBITDA as a financial metric provides management and investors with a clearer view of the core business performance and profitability, excluding the effects of financing and other non-operational expenses.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

As of  March 31, 2025, the Company had three operating segments: a) "Fluent", which is Owned and Operated and Commerce Media Solutions revenue, b) "Call Solutions", and c) "AdParlor". The Company determined that there was one reportable segment, "Fluent," for the purposes of segment reporting. The Fluent reporting segment combines Fluent with the Call Solutions operating segment. This reporting unit works with advertisers to then bring consumers to their products through multiple media channels and earn revenue when a consumer completes an action as agreed upon with the advertisers. The "All Other" segment represents the operating results of AdParlor, LLC, which mainly performs media buying, and those businesses sold or in run-off, which are included for purposes of reconciliation of the respective balances below to the consolidated financial statements.

The Company determined its segments based on how revenue is earned as well as the agreements entered into with its advertisers. In addition, certain advertisers overlap within the different operating segments. Further, they are managed consistently with shared management.

As of  December 31, 2024, the Company adopted ASU 2023-07. Accordingly, the segment disclosures provided have been updated in accordance with the current presentation and accounting standard requirements. The significant expense categories and amounts align with the segment-level information that is regularly provided to and used by the CODM in evaluating performance and EBITDA profitability and were identified as a) cost of revenue b) salaries and benefits, c) professional fees, and d) IT and software.

The Company does not allocate certain shared expenses such as interest expense and other non-recurring items. The allocation methodology is regularly assessed, evaluated and subject to future changes.

Summarized financial information concerning the Company's segments for the three months ended March 31, 2025 and 2024 are shown in the following tables below, noting prior period amounts have been recast to conform to the Company's current period segment presentation:

	Three Months Ended March 31,			Three Months Ended March 31,
	2025			2024
	Fluent	All Other	Total	Fluent	All Other	Total
Revenue(1):
United States	$35,905	$1,389	$37,294	$35,099	$8,022	$43,121
International	17,916	—	17,916	22,862	—	22,862
Total segment revenue	$53,821	$1,389	$55,210	$57,961	$8,022	$65,983
Costs of revenue
Cost of revenue (exclusive of depreciation and amortization)	43,732	43	43,775	42,317	5,031	47,348

Costs and expenses:
Salaries and benefits	7,689	1,117	8,806	8,857	3,194	12,051
Professional fees	2,159	82	2,241	2,084	265	2,349
IT and software	1,186	92	1,278	980	241	1,221
Other segment items (2)	3,333	392	3,725	3,525	871	4,396
EBITDA	$(4,278)	$(337)	$(4,615)	$198	$(1,580)	$(1,382)
Depreciation and amortization	2,406	55	2,461	2,088	483	2,571
Loss from operations	$(6,684)	$(392)	$(7,076)	$(1,890)	$(2,063)	$(3,953)

Reconciliation of profit or loss
Interest Expense			(880)			(1,415)
Fair value adjustment of Convertible Notes with related parties			(80)			—
Loss on early extinguishment of debt			—			—
Loss before income taxes			$(8,036)			$(5,368)

(1) Revenue aggregation is based upon location of the customer.

(2) Balance includes sales and marketing expense, travel and entertainment expense, office overhead, restructuring and severance, goodwill impairment and impairment of intangible assets, and other operating costs.

	March 31,	December 31,
	2025	2024
Total assets:
Fluent	$68,417	$84,373
All Other	9,077	9,244
Total assets	$77,494	$93,617

As of March 31, 2025, long-lived assets are all located in the United States.

For the three months ended  March 31, 2025, 17.8% of the Company's consolidated revenue was earned from customers located in Israel.

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

On January 28, 2020, the Company received a Civil Investigative Demand from the Federal Trade Commission ("FTC") regarding compliance with the FTC Act and the Telemarketing Sales Rule. On  July 17, 2023, the FTC and the Company filed a Joint Motion for Entry of Proposed Stipulated Order (the "FTC Consent Order") in the United States District Court for the Southern District of Florida. The FTC Consent Order was entered by the Court on  August 11, 2023, and the escrow funds were released on August 15, 2023. On  August 12, 2024, the Company filed its required compliance report.

The Company was involved in a Telephone Consumer Protection Act class action, Daniel Berman v. Freedom Financial Network, which was originally filed in the Northern District of California in 2018. On  May 31, 2023, the parties entered into an Amended Class Action Settlement Agreement (the "Berman Settlement Agreement"), which included injunctive provisions and payment to plaintiffs of $9,750 for legal fees and a consumer redress fund, of which the Company was responsible for $3,100. The final approval of the Berman Settlement Agreement was filed on February 23, 2024. To satisfy its obligations under the Berman Settlement Agreement, the Company made a cash payment of $1,100 on March 15, 2024 and issued a junior secured promissory note in the principal amount of $2,000 payable to the co-defendant, FDR, as discussed in Note 4, Long-term debt, net.

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

In accordance with ASC 810, Consolidation ("ASC 810"), the Company had determined that True North was a VIE based upon the receivable for the consideration to be received. Initially, the majority membership owner of Caspian remained a full-time employee of the Company and had the power to unilaterally make significant decisions at True North, and it was determined that the Company was the primary beneficiary of Caspian and therefore should consolidate Caspian's operations going forward, under the de facto agent guidance. As a result, no gain or loss was to be recognized on the True North Conveyance. On  September 1, 2024, as Caspian’s operating agreement was amended to require the consent of multiple members rather than a majority interest for major decisions, the Company determined that it was no longer the primary beneficiary, and under ASC 810, True North was no longer consolidated as of  September 1, 2024. No gain or loss was recognized as a result of the change at that time. As of December 31, 2024, True North had ceased operations and the remaining receivable was fully written off.

TAPP

The Company determined that TAPP qualified as a VIE, as of January 9, 2023, in which the Company has a variable interest and that the Company is the primary beneficiary. This was the result of the Company determining it has significant influence over TAPP's key employees due to the employment agreements of key employees, as well as being responsible for a majority of TAPP's revenues as a customer. During the first quarter of 2025, TAPP’s key employee became a consultant to the Company. However, the Company concluded that it still had significant influence over TAPP, so the Company continues to consolidate TAPP's operations. As the Company does not have an equity interest in TAPP, 100% of the net assets and results of the operations of TAPP are attributable to non-controlling interests.

12. Subsequent Events

Amendment to the Sublease

On  April 15, 2025, the Company received the landlord’s consent for the second amendment to its sublease (the "Sublease Amendment") with sublandlord Virtu KCG Holdings LLC, which reduced the subleased premises by 42% and monthly payments by approximately 54%, effective March 19, 2025. The consent also approved the extension of the sublease term by four years, effective April 15, 2025.

Private Placement

On May 15, 2025, the Company entered into securities purchase agreements (the " May 2025 Purchase Agreements") with certain accredited or sophisticated investors (the " May 2025 Purchasers"), all of whom were related parties, pursuant to which the Company agreed to sell to the May 2025 Purchasers (i) unregistered pre-funded warrants (the " May 2025 Pre-Funded Warrants") to purchase up to 1,829,956 shares of the Company’s common stock, and (ii) unregistered warrants (the "May Common Stock Warrants") to purchase up to 1,829,956 shares of the Company’s common stock. The May 2025 Pre-Funded Warrants had a purchase price of $2.1995 and will have an exercise price of $0.0005 per share of common stock, will be immediately exercisable after stockholder approval and will terminate when exercised in full. The May Common Stock Warrants have an exercise price of $2.20 and will expire three years from the issuance date. The May 2025 Purchasers consisted of four officers' and/or directors, the Company’s largest stockholder, and institutional investors or others for whom they have or share beneficial ownership. No underwriting discounts or commissions were paid with respect to the May 2025 offering.

The gross proceeds from the offering is expected to be $4,025, before deducting expenses payable by the Company. The exercise of certain of the May 2025 Pre-Funded Warrants is subject to stockholder approval, which the Company shall seek approval no later than the 2026 annual meeting of stockholders. The Company is obligated to use its reasonable best efforts to obtain such stockholder approval of the exercise of the officers' and/or directors May 2025 Pre-Funded Warrants.  If, despite the Company’s reasonable best efforts the Stockholder Approval is not obtained on or prior to the Stockholder Meeting Deadline, the Company is required to cause an additional stockholder meeting to be held. In connection with the offering, the Company entered into Support Agreements with the May 2025 Purchasers, agreed to vote shares of the Company's common stock beneficially owned by them in favor of certain actions subject to Stockholder Approval (as defined in the May 2025 Purchase Agreements) at any meeting of stockholders of the Company and to vote against or decline to consent to  any proposal or any other corporate action or agreement that would result in a breach by the Company of the May 2025 Purchase Agreements or impede, delay or otherwise adversely affect the consummation of the transactions contemplated by the May 2025 Purchase Agreements or any similar agreements entered into by the Company and the party stockholders in connection with the consummation of the transactions contemplated by the Purchase Agreements.

The closing of the sales of the Warrants under the Purchase Agreements is expected to occur on May 19, 2025, subject to the satisfaction of customary closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. Forward-looking statements are those that do not relate strictly to historical or current matters, but instead relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "project," "will,"  or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements , including, without limitation, those discussed in Part I, Item 1A of our  Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the "SEC") on March 31, 2025 (the "2024 Form 10-K"), those contained in this Quarterly Report on Form 10-Q, and such other factors contained in our  other filings we make with the SEC. We do not undertake any obligation to update forward-looking statements, except as required by law and intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.  The following discussion should be read in conjunction with the 2024 Form 10-K and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

We access these consumers through both our commerce media solutions marketplace ("Commerce Media Solutions"), and our owned and operated digital media properties ("O&O Sites"). Since the beginning of 2024, we have delivered data and performance-based customer acquisition services for over 400 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

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

We also attract consumers at scale to our O&O Sites primarily through promotional offers, through which consumers are rewarded for completing activities on our sites. When registering on our sites, consumers provide their name, contact information, and opt-in permission for telemarketing and email marketing. Approximately 90% of these users engage with our media on their mobile devices or tablets.

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

First Quarter Financial Summary

Three months ended March 31, 2025, compared to three months ended March 31, 2024:

•	Revenue decreased 16% to $55.2 million, compared to $66.0 million
•	Net loss was $8.3 million, or $0.39 per share, compared to net loss of $6.3 million or $0.45 per share
•

Gross profit (exclusive of depreciation and amortization) decreased 39% to $11.4 million, representing 21% of revenue for the three months ended March 31, 2025, from $18.6 million, representing 28% of revenue for the three months ended March 31, 2024

•

Media margin decreased 38% to $13.7 million, representing 24.9% of revenue for the three months ended March 31, 2025, from $22.1 million, representing 33.6% of revenue for the three months ended March 31, 2024

•	Adjusted EBITDA was negative $3.1 million, compared to positive $0.7 million
•	Adjusted net loss was $6.7 million, or $0.31 per share, compared to $4.2 million, or $0.30 per share

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

Starting in 2022, we increased our spend with major digital media platforms, revised our bidding strategies for affiliate traffic, and developed partnerships to expand traffic from social media platforms, including the growing influencer sector. We have pursued strategic initiatives that enable us to grow revenue per consumer with existing user traffic volume by attracting users to our O&O Sites using email and SMS messages. In addition, we have focused on improved monetization of consumer traffic through improved customer relationship management that allows us to re-engage consumers who have registered on our O&O Sites. Through these initiatives, our business has become less dependent on the volume of users to generate revenue growth.

We believe that significant value has been, and will continue to be, created by improving the quality of traffic and consumers driven to our O&O Sites. Better quality users lead to increased user participation rates and higher conversion rates for our advertiser clients, resulting in increased monetization, and ultimately increased revenue and media margin per consumer. Media margin, a non-GAAP measure, is the portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue.

Since 2022, however, we have experienced challenges acquiring and maintaining traffic volume to our O&O Sites, primarily due to the Federal Trade Commission ("FTC") inquiry and subsequent Joint Motion for Entry of Proposed Stipulated Order (the "FTC Consent Order") filed by the Company and FTC in the United States District Court for the Southern District of Florida that mandated that we tighten our standards for media sourcing and put us at a competitive disadvantage to our competitors in the performance marketing market. Other factors that affected our traffic volume have included the volatility and attrition of affiliate supply sources, changes in search engine algorithms, social media pricing and policies, and email and text message blocking algorithms. In response to these challenges, we have invested in strategic and internal efforts to secure additional traffic from the growing influencer sector and to expand our ad network beyond our O&O Sites. However, these efforts have not fully offset the decrease in volume to our O&O Sites and increasing costs for acquiring that traffic, and as a result we have seen lower revenue and lower gross profit in our owned and operated business.

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

Trends & Seasonality

We deliver data and performance-based marketing executions to our clients across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment. In 2024, both data and performance-based spend were challenged by general economic uncertainty, but revenue declined largely due to media supply challenges in our O&O Sites, an ongoing effect of the FTC Consent Order on our owned and operated business, and declines related to the divestiture of the Company's subscription business in May 2024. For the full year ending December 31, 2025, we expect that the growth of our Commerce Media Solutions business will offset the year-over-year revenue decline in our owned and operated business related to continued media supply challenges and the declines related to the divestiture of the Company's subscription business in May 2024 and the discontinuation of our Affordable Care Act business in September 2024.

We continue to work with select advertiser clients to define high performing consumer segments on both our O&O Sites and Commerce Media Solutions marketplace and strategically price paid conversions accordingly. This initiative has helped clients drive higher ROAS and driven increased spend from clients across the Media & Entertainment industry, which represents a large component of our revenue mix.

Our performance is subject to fluctuations related to seasonality and cyclicality in our clients' businesses and fluctuations in media sources. Specifically, our retail specific media partners in our Commerce Media Solutions marketplace experience high seasonality based on fourth quarter consumer spending and our Call Solutions business benefits from Medicare open enrollment  periods ("OEPs") in the first and fourth quarters. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

While we were not directly impacted by the changes to U.S. tariff and trade policies, the first quarter of 2025 continued to be characterized by media supply uncertainty in the O&O Sites marketplaces and rising media costs in the Call Solutions business that have depressed gross profit in recent quarters. To confront these headwinds, we have continued to invest in expanding supply channels for our O&O sites. We have also made continued progress in driving the adoption of Commerce Media Solutions among enterprise media partners during the current quarter and anticipate securing additional long-term contracts as the market continues to expand. However, we observed a contraction in gross margin for Commerce Media Solutions as we ventured into placements beyond post-transaction and faced increasing market competition. We expect further margin pressure in the second quarter due to competitive dynamics and the introduction of channel partnerships, but we are confident that margins will improve and lift consolidated margin in the long term. In parallel, we also continue to develop our ROAS program across additional segments of advertisers in an effort to gain additional allocations and pricing increases to further improve our user monetization. While we do believe that a prolonged period of economic downturn could negatively influence both our advertiser spend and our commerce media traffic volumes, conversely, we believe it would drive accelerated media partner adoption of our Commerce Media Solutions.

Business Practices & Compliance

We have continued to be affected by slowed economic conditions and the impacts of the FTC Consent Order (as described in Note 10, Contingencies, in the Notes to the consolidated financial statements) on our O&O Sites and programmatic advertising business. The industry-leading compliance measures we implemented on our O&O Sites in response to such FTC Consent Order, in addition to the TQI, continue to negatively impact our revenues and gross profit.

Current Economic Conditions

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts. Inflation, rising interest rates, and reduced consumer confidence have caused our clients and their customers to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. Considering the uncertain macro-economic environment, we continue to prioritize strategic investments that have near-term benefits to revenue while also streamlining our organization through targeted workforce reductions.

Please see Item 1A. Risk Factors in the 2024 Form 10-K —"Economic or political instability could adversely affect our business, financial condition, and results of operations," and "We are exposed to credit risks from our clients, and we may not be able to collect on amounts owed to us", for further discussion of the possible impact of unfavorable conditions on our business.

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

Adjusted EBITDA is defined as net income (loss), excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) loss on early extinguishment of debt, (6) accrued compensation expense for put/call consideration, (7) goodwill impairment, (8) impairment of intangible assets, (9) loss (gain) on disposal of property and equipment, (10) fair value adjustment of Convertible Notes with related parties (see Note 4, Long-term debt, net), (11) acquisition-related costs, (12) restructuring and other severance costs, and (13) certain litigation and other related costs.

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

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three months ended March 31, 2025 and 2024, which we believe is the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024
Revenue	$55,210	$65,983
Less: Cost of revenue (exclusive of depreciation and amortization)	43,775	47,348
Gross profit (exclusive of depreciation and amortization)	$11,435	$18,635
Gross profit (exclusive of depreciation and amortization) % of revenue	21%	28%
Non-media cost of revenue (1)	2,296	3,504
Media margin	$13,731	$22,139
Media margin % of revenue	24.9%	33.6%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net loss for the three months ended March 31, 2025 and 2024, which we believe is the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net loss	$(8,269)	$(6,276)
Income tax expense	233	908
Interest expense, net	880	1,415
Depreciation and amortization	2,461	2,571
Share-based compensation expense	335	600
Fair value adjustment of Convertible Notes with related parties	80	—
Acquisition-related costs(1)	(119)	782
Restructuring and other severance costs	1,315	665
Adjusted EBITDA	$(3,084)	$665

(1)

Balance includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations. The earn-out expense was ($119) and $151 for the three months ended March 31, 2025 and 2024, respectively.

Below is a reconciliation of adjusted net loss and adjusted net loss per share from net loss for the three months ended March 31, 2025 and 2024, which we believe is the most directly comparable U.S. GAAP measure.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Net loss	$(8,269)	$(6,276)
Share-based compensation expense	335	600
Fair value adjustment of Convertible Notes with related parties	80	—
Acquisition-related costs(1)	(119)	782
Restructuring and other severance costs	1,315	665
Adjusted net loss	$(6,658)	$(4,229)
Adjusted net loss per share:
Basic	$(0.31)	$(0.30)
Diluted	$(0.31)	$(0.30)
Weighted average number of shares outstanding:
Basic	21,211,439	13,902,165
Diluted	21,211,439	13,902,165

(1)	Balance includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations. The earn-out expense was ($119) and $151 for the three months ended March 31, 2025 and 2024, respectively.

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

Comparison of Our Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Revenue	$55,210	$65,983	(16%)

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

For the three months ended March 31, 2025 and 2024, revenue was comprised of owned and operated marketplaces of $31.1 million and $44.7 million, Commerce Media Solutions of $12.7 million and $6.4 million, and other streams of $11.4 million and $14.9 million, respectively. The decrease in owned and operated marketplaces revenue was primarily attributable to a decrease in media supply resulting from changes in our business practices to comply with the FTC Consent Order, which drove a reduction in spend from key clients in the Media & Entertainment and Staffing & Recruitment sectors. Partially offsetting that decline, our Commerce Media Solutions business continued to add long-term contracts with new media partners which drove up revenue from advertiser clients in the Retail & Consumer and Financial Products & Services sectors. Within our other streams, we experienced a decrease related to the True North business we exited in the second quarter of 2024 and the cessation of our ACA business in the third quarter of 2024.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Cost of revenue (exclusive of depreciation and amortization)	$43,775	$47,348	(8%)

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

For the three months ended March 31, 2025 and 2024, cost of revenue (exclusive of depreciation and amortization) consisted mainly of owned and operated media and related fulfillment costs of $24.8 million and $35.0 million, Commerce Media Solutions media and related costs of $9.8 million and $4.6 million, and media enablement and other indirect costs related to our other revenue streams of $9.2 million and $7.7 million, respectively. Our owned and operated marketplaces cost of revenue (exclusive of depreciation and amortization) primarily consisted of media and related costs associated with acquiring traffic from third-party publishers, digital media platforms, and influencers for our O&O Sites and fulfillment costs related to rewards earned by consumers. The decrease in O&O Sites media cost was largely attributable to the challenges in acquiring media due to changes in our business practices to comply with the FTC Consent Order. Such costs increased slightly as a percentage of revenue. Commerce Media Solutions cost of revenue consisted of fees and revenue share payments made to media partners for ads served on their digital properties and associated hosting costs. The increase in cost of revenue (exclusive of depreciation and amortization) in Commerce Media Solutions was driven by increased revenue generated from impressions from new media partners added over the period. Cost of revenue (exclusive of depreciation and amortization) for Commerce Media Solutions increased as a percentage of revenue, due to the growth of certain lower margin commerce media placements. The increase in cost of revenue (exclusive of depreciation and amortization) for other revenue streams, including media costs, enablement costs and tracking costs related to our consumer data associated with our call centers, was attributable to an increase in the cost of acquiring media for our Call Solutions business due to increased market demand in anticipation of regulations that were expected to go into effect during the first quarter of 2025, partly offset by our exit from the True North business in the second quarter of 2024 and cessation of new ACA business in the third quarter of 2024. The regulations that had affected the cost of media for our Call Solutions business have been postponed until at least January 2026. Cost of revenue (exclusive of depreciation and amortization) for other revenue streams increased materially as a percentage of revenue.

For the three months ended March 31, 2025, the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue increased to 79% as compared to 72% for the three months ended March 31, 2024. The increase was primarily driven by the aforementioned reasons and shifts in revenue mix related to the discontinuation of certain businesses in 2024.

In the normal course of executing paid media campaigns to source consumer traffic for our O&O Sites, we regularly evaluate new channels, strategies, and partners. For the three months ended March 31, 2025, O&O Sites digital media spend continued to be a mix of affiliate traffic, paid media from major digital platforms, influencer activations, and inventory from strategic media partners. Traffic acquisition costs incurred with the major digital media platforms have historically been higher than affiliate traffic sources and the mix and profitability of our media channels, strategies, and partners reflect evolving market dynamics, the impact of our TQI, and the increased compliance obligations from the FTC Consent Order. As we evaluate and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or modify the practices of, such sources, which could reduce profitability further. Commerce Media Solutions media partners are generally renumerated on a per impression or revenue share basis, leading to higher and more consistent profitability. Ultimately, we believe improved traffic quality is the foundation to support sustainable long-term growth and position us as an industry leader and Commerce Media Solutions is key to that goal. Although past levels of cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue are not indicative of future percentages in the owned and operated and Call Solutions businesses, we expect revenue share agreements in the Commerce Media Solutions to create more gross margin stability in the long-term.

Sales and marketing

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Sales and marketing	$4,070	$4,812	(15%)

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

For the three months ended March 31, 2025 and 2024, sales and marketing expenses consisted mainly of employee salaries and benefits of $3.1 million and $4.1 million, restructuring and severance costs of $0.4 million and $0.2 million, advertising costs of $0.3 million and $0.0 million, and professional fees of $0.1 million and $0.2 million, respectively. The decrease was primarily due to lower salaries and other employee related costs driven by a decline in headcount, partly offset by an increase in restructuring and severance costs driven by the current year reductions in workforce, as described below, and an increase in advertising costs due to increased spend on conferences as the Company further invests into the growth of Commerce Media Solutions.

Product development

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Product development	$3,398	$4,840	(30%)

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

For the three months ended March 31, 2025 and 2024, product development expenses consisted mainly of salaries and benefits of $2.3 million and $3.2 million, professional fees of $0.5 million and $0.4 million, software license and maintenance costs of $0.4 million and $0.5 million, and restructuring and severance costs of $0.1 million and $0.4 million, respectively. The decrease was primarily due to a decline in salaries driven by lower headcount and lower spend on IT-related vendors, along with the decrease in restructuring and severance costs in the current year period due to the timing of the reductions in product development workforce.

General and administrative

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
General and administrative	$8,582	$10,365	(17%)

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

For the three ended March 31, 2025 and 2024, general and administrative expenses consisted mainly of employee salaries and benefits of $3.5 million and $4.7 million, professional fees of $1.6 million and $1.7 million, office overhead of $1.0 million and $1.0 million, software license and maintenance costs of $0.9 million and $0.7 million, restructuring and severance costs of $0.8 million and $0.1 million, non-cash share-based compensation expense of $0.3 million and $0.5 million, and acquisition-related costs of ($0.1) million and $0.8 million, respectively. General and administrative expenses decreased primarily due to lower salary and benefits from reduced headcount, reduced acquisition-related costs pursuant to amended non-compete agreements in the first quarter of 2025 related to the 2021 acquisition of Winopoly, LLC, and decreased share-based compensation from fewer grants. The decrease in general and administrative expenses was partially offset by an increase in restructuring or severance costs in connection with the reduction in workforce, as described below.

During the first, second, and third quarters of 2024 and the first quarter of 2025, we implemented reductions in the workforce that resulted in the termination of 20, 19, 29, and 24 employees, respectively, following management's determination to more effectively align resources with our strategic initiatives. In connection with the first quarter 2024 reductions, we incurred $0.7 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by September 30, 2024. In connection with the second quarter 2024 reductions, we incurred $0.6 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by December 31, 2024. In connection with the third quarter 2024 reductions, we incurred $0.5 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by March 15, 2025. In connection with the first quarter of 2025 reductions, we incurred $1.3 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by March 31, 2026. Apart from these exit-related restructuring costs, these reductions in workforce are expected to result in corresponding reductions in future salary and benefits within sales and marketing, product development, and general and administrative expenses.

Depreciation and amortization

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Depreciation and amortization	$2,461	$2,571	(4%)

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The decrease in depreciation and amortization costs was mainly due to the full amortization of certain intangible assets as compared to the three months ended March 31, 2024.

Interest expense, net

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Interest expense, net	$880	$1,415	(38%)

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The decrease in interest expense was driven by consulting fees capitalized and amortized over a shortened period of time during the prior period that related to the term loan with Citizens Bank N.A., partly offset by the overall higher average interest rate on the SLR (as defined herein) term loan in the current period.

Fair value adjustment of Convertible Notes with related parties

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Fair value adjustment of Convertible Notes with related parties	$80	$—	100%

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The change was due to a Company recognized $0.1 million of an unrealized loss related to the fair value of Convertible Notes entered into in August 2024 and therefore none in the prior period.

Loss before income taxes

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Loss before income taxes	$(8,036)	$(5,368)	50%

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The decline in loss before income taxes of $2.7 million was a result of the foregoing.

Income tax expense

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Income tax expense	$(233)	$(908)	(74%)

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

For the three months ended March 31, 2025, the effective income tax rate of 2.9% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the three months ended March 31, 2024, the Company's effective income tax rate of 16.9% was primarily driven by the impact of a non-deductible goodwill impairment against pre-tax year-to-date losses offset by the benefit of federal research and development credits.

As of March 31, 2025 and 2024, the Company recorded full valuation allowances against its net deferred tax assets. The Company intends to maintain full valuation allowances against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such valuation allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

Net loss

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Net loss	$(8,269)	$(6,276)	32%

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

For the three months ended  March 31, 2025 and 2024,  net loss was $8.3 million and  $6.3 million, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash provided by (used in) operating activities. For the three months ended March 31, 2025, net cash provided by operating activities was $2.1 million, compared to net cash used in operating activities of $0.1 million for the three months ended March 31, 2024. Net loss in the current year period of $8.3 million represents an increase of $2.0 million, as compared with net loss of $6.3 million in the prior period. Adjustments to reconcile net loss to net cash provided by operating activities of $3.0 million in the current year period decreased by $1.0 million, as compared with $4.0 million in the prior period, primarily due to a decrease in amortization of debt and lower share-based compensation expense. Changes in assets and liabilities generated cash of $7.3 million in the current year period, as compared with $2.2 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash used in investing activities. For the three months ended March 31, 2025 and 2024, net cash used in investing activities was $1.6 million and $1.8 million, respectively. The decrease was due to a decrease in investment in capitalized software in the current year period.

Cash used in financing activities. For the three months ended March 31, 2025, net cash used in financing activities was $5.2 million, compared to $2.2 million for the three months ended March 31, 2024. The change was mainly due to net repayments on the SLR debt revolver, which was partly offset by the net proceeds received from the issuance of pre-funded warrants and lower debt financing costs.

As of March 31, 2025, we had noncancelable operating lease commitments of $1.2 million and long-term debt with a $25.2 million principal balance.

As of March 31, 2025, we had cash, cash equivalents, and restricted cash of $6.1 million, a decrease of $4.6 million from $10.7 million as of December 31, 2024.

Going concern

As of March 31, 2025, we were in compliance with our financial covenants under the SLR Credit Agreement (as defined below). However, our current forecasts indicate that compliance with our financial covenants may be at risk in the next twelve months. If, during any fiscal quarter, we do not comply with any of our financial covenants, such non-compliance would result in an event of default that would give SLR (as defined below) the right to accelerate maturities. In such case, we would not have sufficient funds to repay the SLR Term Loan (as defined below) under the SLR Credit Agreement and any outstanding balance on the SLR Revolver (as defined below).

On May 15, 2025, the Company entered into securities purchase agreements, pursuant to which the purchasers agreed to invest expected gross aggregate proceeds of $4.1 million (refer to Note 12 of the Notes to our consolidated financial statements included in this Form 10-Q). Even with the proceeds of such raise, there is no assurance that the available cash, plus availability under the borrowing base on the SLR Revolver will be sufficient to fund operations over the next twelve months, and, if needed, we would expect to raise additional capital. If we are not able to raise sufficient capital to fund operations at their current levels, we will consider implementing cost-saving measures, but there is no guarantee that such plans will be successfully executed or have the expected benefits. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date of issuance of this Quarterly Report on Form 10-Q. See Item 1A. Risk Factors –— "There is substantial doubt about our ability to continue as a going concern." in this Quarterly Report on Form 10-Q.

Workforce reductions and divestitures

Given the continued challenges we have faced achieving profitability, we have made reductions in workforce, including during the first quarter of 2025 and will continue to further consider cost reduction measures and focus resources on opportunities that will enable us to meet our projected budget and cash flow requirements. Additionally, we have restructured certain long-term contracts to better align with our results and needs . We will continue to review additional other business units to determine the impact of potential divestments.

Capital resources and cash requirements

Our sources of capital include cash on hand, cash from operations to the extent available and borrowings from the SLR Credit Facility (as defined below) to the extent available. We have no other committed sources of capital.

Our material cash requirements from known contractual and other obligations consist of our term loan and obligations under operating leases for office space. For more information regarding our SLR Credit Facility, refer to Note 4 of the Notes to our consolidated financial statements included in this Form 10-Q.

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

SLR Credit Agreement

On April 2, 2024, Fluent, LLC, as Borrower, entered into a credit agreement (as amended, the "SLR Credit Agreement") with the Company and certain subsidiaries of the Borrower as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and the lenders from time to time party thereto. The SLR Credit Agreement provides for a $20.0 million term loan (the "SLR Term Loan") and a revolving credit facility of up to $30.0 million (the "SLR Revolver" and, together with the SLR Term Loan, the "SLR Credit Facility"). We used a portion of the net proceeds of the SLR Credit Facility to repay our then-outstanding obligations under the Citizens Credit Agreement dated March 31, 2021, prior to its maturity. As of March 31, 2025, the SLR Credit Facility had an outstanding principal balance of $21.8 million (of which $1.8 million relates to the SLR Revolver) and matures on April 2, 2029 (the "Maturity Date").

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

We may voluntarily prepay the SLR Term Loan, in whole or in part, at any time, subject to a premium payable on the aggregate principal amount of any such voluntary prepayments within the first three years following the closing date. There is no principal amortization prior to maturity under the SLR Credit Agreement, except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case, subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments under the SLR Revolver will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the SLR Credit Facility will be due and payable on the Maturity Date or earlier following a change in control or other event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement currently bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus 5.75% (the "Applicable Margin"). The Applicable Margin will be reduced to 5.0% when our fixed charge coverage ratio is greater than 1.10 to 1. The opening interest rate of the SLR Credit Facility was 10.81% (SOFR + CSA + 5.25%), which changed to 10.33% (SOFR + CSA+5.75%) as of March 31, 2025.

On March 10, 2025, we entered into the Fourth Amendment to the SLR Credit Agreement, which, among other things, required that we raise at least $5.0 million of additional capital by March 20, 2025. On March 19, 2025, we entered into securities purchase agreements with certain officers' and/or directors and other existing stockholders of the Company, including our largest stockholder and an institutional investor, pursuant to which we raised gross proceeds of $5.1 million, before deducting offering expenses payable by us of $0.1 million (See Note 7, Equity in the Notes to the consolidated financial statements). In addition, the Fourth Amendment waived non-compliance with the financial covenants as of December 31, 2024, extended the duration of the call protection applicable to the loans, and modified the financial covenants, among other things (See Note 4, Long-term debt, net in the Notes to the consolidated financial statements).

As of March 31, 2025, we were in compliance with the financial covenants under the SLR Credit Agreement, as discussed above.

Sales of securities

On March 20, 2025, the Company issued pre-funded warrants to purchase up to 2,332,104 shares of the Company's common stock, at a purchase price of $2.174 per warrant. The aggregate gross proceeds totaled $5.1 million before deducting offering expenses payable by the Company. See Note 7, Equity in the Notes to the consolidated financial statements.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, recoverability of the carrying amounts of intangible assets, fair value of Convertible Notes, share-based compensation, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Further details of the Company's accounting policies are available in Item 1, Financial Statements, Note 1, Summary of significant accounting policies, to the consolidated financial statements.

For additional information, please refer to our 2024 Form 10-K. There have been no additional material changes to Critical Accounting Estimates disclosed in the 2024 Form 10-K.

Recently issued accounting and adopted standards

See Note 1(b), "Recently issued and adopted accounting standards," in the Notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2025 and concluded they were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2024 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K as updated and supplemented by our Quarterly Reports on Form 10-Q. The risk factors below supplement or update the risk factors in our periodic reports filed with the SEC.

There is substantial doubt about our ability to continue as a going concern.

We have experienced a continued decline in the number of users registering on our owned and operated digital media properties ("O&O Sites") starting in 2020, following our implementation of the TQI, which eliminated a large portion of our third-party affiliate traffic. In 2023, the FTC Consent Order resulting from an investigation by the FTC imposed more rigorous standards and vetting of our third-party publishers, some of whom elected not to work with us, which negatively impacted our registration volume on our O&O Sites. These issues, coupled with intermittent difficulties sourcing traffic from social media sites have resulted in declining revenue and profitability. Borrowings under the SLR Revolver of up to $30.0 million pursuant to the April 2, 2024 SLR Credit Agreement are limited to a borrowing base, that fluctuates weekly, based on eligible accounts receivable. As a result of the borrowing base limit and the above performance issues, the available borrowing capacity has the potential to be insufficient to fund operations and meet the Company's needs.

Given the continued challenges we have faced achieving profitability, we have made reductions in workforce, including during the first quarter of 2025, and restructured certain long-term contracts to better align with our results and cash flow requirements. We will continue to monitor the performance of our business units to determine the impact of potential divestments and consider further cost reduction measures and reallocation of resources that will enable us to meet our projected budget and cash flow requirements.

As of March 31, 2025, we were in compliance with our financial covenants under the SLR Credit Agreement. However, our current forecasts indicate that compliance with our financial covenants may be at risk in the next twelve months. If, during any fiscal quarter, we do not comply with any of our financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. In such case, we would not have sufficient funds to repay the SLR Term Loan of $20.0 million under the SLR Credit Agreement and any outstanding balance on the SLR Revolver.

On May 15, 2025, we entered into securities purchase agreements with certain officers and/or directors of the Company, the Company's largest stockholder, and institutional investors or others for whom they have or share beneficial ownership, pursuant to which we expect to raise gross aggregate proceeds of $4.0 million for the purchase of pre-funded warrants and other warrants to purchase common stock. Even with the proceeds from such raise, there is no assurance that the available cash, plus availability under the borrowing base on the SLR Revolver will be sufficient to fund operations over the next twelve months, and, if needed, we would expect to raise additional capital. If we are not able to raise sufficient capital to fund operations at their current levels, we will consider implementing cost-saving measures, but there is no guarantee that such plans will be successfully executed or have the expected benefits. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date of issuance of this Quarterly Report on Form 10-Q.

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

We intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. While the SLR Credit Agreement includes an undrawn revolving credit facility of up to $30 million that we can use subject to certain conditions, we may require additional capital not available under the SLR Credit Agreement due to limitations in the borrowing base.

In addition to revenue from business operations and proceeds from the SLR Credit Agreement, the Company's primary source of working capital to date has been through the sale of equity and subordinated debt securities to officers, directors, a principal stockholder, and an institutional investor. We may seek to raise additional capital through equity, equity-linked, or subordinated debt financings; however, when we can effect such financings and how much capital we can raise depends on a variety of factors, including, but not limited to, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. The SLR Credit Agreement generally prohibits debt financings without SLR's consent and requires proceeds from equity financings to be used to prepay indebtedness to SLR. Accordingly, we will not be able to raise capital for uses other than prepayment of SLR indebtedness without SLR's consent. In addition, the SLR Credit Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amounts outstanding thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets.

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

Economic or political instability, including the potential impact of tariffs, could adversely affect our business, financial condition, and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including events or factors that are outside of our control. Such events or factors could include war, terrorism and other international conflicts, tariffs and international trade disputes, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the U.S. or elsewhere. Additionally, the Federal Reserve may further raise the Federal Funds Rate. These rate increases, coupled with reduced consumer confidence, result in uncertainty, and may cause our customers and/or clients to be cautious in their ad spending.

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

While our operations have not been directly affected by U.S. tariff and trade policies under the current Presidential administration, the current environment is dynamic and uncertain, creating uncertainty for many of our brand and retailer partners, affecting their purchasing decisions for our performance marketing services. If U.S. tariff and trade policies, and responsive measures from other countries, cause higher inflation, higher interest rates and slower economic growth or recession in the U.S, our results of operations, financial condition and cash flows would likely be adversely affected.

More generally, general conditions in the global economy could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy, impact expected spending and pricing levels from existing and potential new customers, or negatively impact our collections of accounts receivable. The full extent to which these factors may negatively affect our business and operations, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2025, a principal stockholder of the Company and an institutional investor exercised warrants to purchase up to 620,824 shares of the Company’s common stock issued on March 20, 2025 for gross proceeds of $1,350. The shares of common stock issued upon exercise of the warrants were issued pursuant to the exemption from the registration requirements of the Securities Act available under Section 4(a)(2).

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Securities Purchase Agreements

On May 15, 2025, Fluent, Inc. (the “Company”) entered into securities purchase agreements (the “Purchase Agreements”) with certain officers and/or directors (collectively, the “Inside Investors”) and certain other existing stockholders of the Company, including the Company’s largest stockholder, institutional investors or others for whom they have or share beneficial ownership, (the “Stockholders” and together with the Inside Investors, the “Purchasers”), pursuant to which the Purchasers agreed to purchase (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,829,956 shares of common stock of the Company (the “Pre-Funded Warrant Shares”) and (ii) warrants (the “Common Stock Warrants” and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to 1,829,956 shares of common stock of the Company (the “Common Stock Warrant Shares” and together with the Pre-Funded Warrant Shares, the “Warrant Shares”). The Warrants and the Warrant Shares are hereinafter referred to as the “May 2025 Securities.” The Warrants were sold at a price of $2.1995 per Pre-Funded Warrant Share.

The Pre-Funded Warrants have an exercise price of $0.0005 per Pre-Funded Warrant Share and will expire when exercised in full. The Common Stock Warrants have an exercise price of $2.20 per Common Stock Warrant Share and will expire three years from the date of issuance.

In connection with the offering, on May 15, 2025, the Company entered into Support Agreements with the Purchasers (the "Support Agreements"). Pursuant to the Support Agreements, the investors party thereto agreed to vote shares of the Company's common stock beneficially owned by them in favor of certain actions subject to Stockholder Approval (as defined in the Support Agreements) at any meeting of stockholders of the Company and to vote against or decline to consent to  any proposal or any other corporate action or agreement that would result in a breach by the Company of the Purchase Agreements or impede, delay or otherwise adversely affect the consummation of the transactions contemplated by the Purchase Agreements or any similar agreements entered into by the Company and the party stockholders in connection with the consummation of the transactions contemplated by the Purchase Agreements.

The exercise of the Pre-Funded Warrants issued to the Inside Investors is subject to Stockholder Approval and, upon such approval, such Pre-Funded Warrants will be immediately exercisable and will terminate when exercised in full. The Company will be obligated to use its reasonable best efforts to obtain Stockholder Approval in accordance with the rules of the Nasdaq Stock Market no later than the 2026 annual meeting of shareholders of the Company (the “Stockholder Meeting Deadline”). If, despite the Company’s reasonable best efforts the Stockholder Approval is not obtained on or prior to the Stockholder Meeting Deadline, the Company is required to cause an additional stockholder meeting to be held semi-annually thereafter until Stockholder Approval is obtained.

The representations, warranties and covenants contained in the Purchase Agreements were made solely for the benefit of the parties to the Purchase Agreements. In addition, such representations, warranties and covenants (i) are intended as a way of allocating the risk between the parties to the Purchase Agreements and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. Accordingly, the Purchase Agreements are included with this filing only to provide investors with information regarding the terms of the transaction, and not to provide investors with any other factual information regarding the Company. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Purchase Agreements, which subsequent information may or may not be fully reflected in public disclosures.

The closing of the sales of the Warrants under the Purchase Agreements is anticipated to occur on or about May 19, 2025, subject to the satisfaction of customary closing conditions.

The gross proceeds from the offering are expected to be $4.0 million. The Company intends to use the net proceeds from the offering, after deducting offering expenses payable by the Company, for working capital and general corporate purposes.

The May 2025 Securities will be sold pursuant to the exemption from the registration requirements of the Securities Act available under Section 4(a)(2).

The foregoing descriptions of the Purchase Agreements, the Pre-Funded Warrants, the Common Stock Warrants and the Support Agreements are not complete and are qualified in their entirety by reference to the full text of the form of the Purchase Agreement, the Pre-Funded Warrant, the Common Stock Warrant and the Support Agreement, copies of which are filed as Exhibits 10.6, 4.2, 4.3 and 10.7, respectively, to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication.	8-K	3.1	3/26/2015

3.2	Certificate of Incorporation.	8-K	3.2	3/26/2015

3.3	Certificate of Amendment to the Certificate of Incorporation.	8-K	3.1	9/26/2016

3.4	Certificate of Amendment to the Certificate of Incorporation.	8-K	3.1	4/16/2018

3.5	Certificate of Amendment to the Certificate of Incorporation of Fluent, Inc. effective April 11, 2024.	8-K	3.1	4/12/2024

3.6	Amended and Restated Bylaws.	8-K	3.2	2/19/2019

4.1	Form of Pre-Funded Warrant	8-K	4.1	03/21/2025

4.2	Form of Pre-Funded Warrant dated May 15, 2025				X

4.3	Form of Common Stock Warrant dated May 15, 2025				X

10.1	Letter Agreement to Credit Agreement, dated as of January 30, 2025, by and between Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC.	10-K	10.38	03/31/2025

10.2	Letter Agreement to Credit Agreement, dated as of March 3, 2025, by and between Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC.	10-K	10.39	03/31/2025

10.3	Fourth Amendment to Credit Agreement, dated as of March 10, 2025, by and between Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC.	10-K	10.40	03/31/2025

10.4**	Form of Securities Purchase Agreement, by and among Fluent, Inc. and the purchaser parties thereto.	8-K	10.1	03/21/2025

10.5	Form of First Amendment to Support Agreement.	8-K	10.2	03/21/2025

10.6**	Form of Securities Purchase Agreement by and between Fluent Inc. and the purchasers parties thereto				X

10.7	Form of Support Agreement by and among Fluent, Inc. and the parties thereto				X

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

Fluent, Inc.

May 16, 2025	By:	/s/ Ryan Perfit
Ryan Perfit
Chief Financial Officer
(Principal Financial and Accounting Officer)