Form 10-Q
period 2025-06-30
Fluent, Inc.
filed 2025-08-19
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 18, 2025, the registrant had 24,268,299 shares of common stock, $0.0005 par value per share, outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$4,929	$9,439
Accounts receivable, net of allowance for credit losses of $502 and $487, respectively	31,227	46,532
Prepaid expenses and other current assets	9,119	8,729
Current restricted cash	1,673	1,255
Total current assets	46,948	65,955
Non-current restricted cash	710	—
Property and equipment, net	193	304
Operating lease right-of-use assets	3,214	1,570
Intangible assets, net	19,618	21,797
Other non-current assets	3,788	3,991
Total assets	$74,471	$93,617
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$8,715	$8,776
Accrued expenses and other current liabilities	19,696	21,905
Deferred revenue	335	556
Current portion of long-term debt	19,860	31,609
Current portion of operating lease liability	1,045	1,836
Total current liabilities	49,651	64,682
Long-term debt, net	—	250
Convertible Notes, at fair value with related parties	3,322	3,720
Operating lease liability, net	2,375	9
Other non-current liabilities	—	1
Total liabilities	55,348	68,662
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 25,037,334 and 20,791,431, respectively; and Shares outstanding — 24,268,739 and 20,022,836, respectively	50	47
Treasury stock, at cost — 768,595 and 768,595 Shares, respectively	(11,407)	(11,407)
Additional paid-in capital	456,767	447,110
Accumulated deficit	(426,287)	(410,795)
Total shareholders' equity	19,123	24,955
Total liabilities and shareholders' equity	$74,471	$93,617

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$44,706	$58,717	$99,916	$124,700
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	34,426	46,109	78,201	93,457
Sales and marketing	3,218	4,605	7,288	9,417
Product development	2,941	4,717	6,339	9,557
General and administrative	8,748	8,856	17,330	19,221
Depreciation and amortization	2,479	2,567	4,940	5,138
Goodwill and intangible assets impairment	—	2,241	—	2,241
Total costs and expenses	51,812	69,095	114,098	139,031
Loss from operations	(7,106)	(10,378)	(14,182)	(14,331)
Interest expense, net	(702)	(1,015)	(1,582)	(2,430)
Fair value adjustment of Convertible Notes with related parties	478	—	398	—
Loss on early extinguishment of debt	—	(1,009)	—	(1,009)
Loss before income taxes	(7,330)	(12,402)	(15,366)	(17,770)
Income tax benefit (expense)	107	775	(126)	(133)
Net loss	$(7,223)	$(11,627)	$(15,492)	$(17,903)

Basic and diluted loss per share:
Basic	$(0.30)	$(0.75)	$(0.68)	$(1.11)
Diluted	$(0.30)	$(0.75)	$(0.68)	$(1.11)

Weighted average number of shares outstanding:
Basic	24,061,803	15,534,989	22,661,951	16,115,293
Diluted	24,061,803	15,534,989	22,661,951	16,115,293

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2025	21,412,255	$47	768,595	$(11,407)	$452,459	$(419,064)	$22,035
Vesting of restricted stock units and issuance of stock under incentive plans	317,830	1	—	—	(1)	—	—
Share-based compensation	—	—	—	—	339	—	339
Issuance of pre-funded and common stock warrants	—	—	—	—	3,972	—	3,972
Exercise of pre-funded warrants	3,307,249	2	—	—	(2)	—	—
Net loss	—	—	—	—	—	(7,223)	(7,223)
Balance at June 30, 2025	25,037,334	$50	768,595	$(11,407)	$456,767	$(426,287)	$19,123

Balance at December 31, 2024	20,791,431	$47	768,595	$(11,407)	$447,110	$(410,795)	$24,955
Vesting of restricted stock units and issuance of stock under incentive plans	317,830	1	—	—	(1)	—	—
Share-based compensation expense	—	—	—	—	688	—	688
Issuance of pre-funded and common stock warrants	—	—	—	—	8,972	—	8,972
Exercise of pre-funded warrants	3,928,073	2	—	—	(2)	—	—
Net loss	—	—	—	—	—	(15,492)	(15,492)
Balance at June 30, 2025	25,037,334	$50	768,595	$(11,407)	$456,767	$(426,287)	$19,123

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2024	14,429,193	$43	768,595	$(11,407)	$427,904	$(387,794)	$28,746
Vesting of restricted stock units and issuance of stock under incentive plans	251,053	1	—	—	(1)	—	—
Share-based compensation	—	—	—	—	434	—	434
Issuance of pre-funded warrants	—	—	—	—	9,900	—	9,900
Net loss	—	—	—	—	—	(11,627)	(11,627)
Balance at June 30, 2024	14,680,246	$44	768,595	$(11,407)	$438,237	$(399,421)	$27,453

Balance at December 31, 2023	14,384,936	$43	768,595	$(11,407)	$427,286	$(381,518)	$34,404
Vesting of restricted stock units and issuance of stock under incentive plans	295,310	1	—	—	(1)	—	—
Share-based compensation expense	—	—	—	—	1,052	—	1,052
Issuance of pre-funded warrants	—	—	—	—	9,900	—	9,900
Net loss	—	—	—	—	—	(17,903)	(17,903)
Balance at June 30, 2024	14,680,246	$44	768,595	$(11,407)	$438,237	$(399,421)	$27,453

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,492)	$(17,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,940	5,138
Non-cash loan amortization expense	365	837
Non-cash gain on contingent consideration	—	(250)
Non-cash loss on early extinguishment of debt	—	1,009
Share-based compensation expense	666	1,030
Fair value adjustment of Convertible Notes with related parties	(398)	—
Goodwill impairment	—	1,261
Impairment of intangible assets	—	980
Non-cash loss on asset write-off	698	—
Allowance for credit losses	18	71
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	15,287	1,280
Prepaid expenses and other current assets	(490)	(1,579)
Other non-current assets	134	191
Operating lease assets and liabilities, net	(69)	(168)
Accounts payable	(61)	(3,140)
Accrued expenses and other current liabilities	(2,329)	(1,443)
Deferred revenue	(221)	474
Other	(1)	(987)
Net cash provided by (used in) operating activities	3,047	(13,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(3,200)	(3,542)
Acquisition of property and equipment	(31)	—
Net cash used in investing activities	(3,231)	(3,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	34,332	42,917
Repayments of long-term debt	(46,377)	(44,475)
Debt financing costs	(125)	(968)
Proceeds from issuance of pre-funded and common stock warrants	8,972	9,900
Net cash (used in) provided by financing activities	(3,198)	7,374
Net decrease in cash, cash equivalents, and restricted cash	(3,382)	(9,367)
Cash, cash equivalents, and restricted cash at beginning of period	10,694	15,804
Cash, cash equivalents, and restricted cash at end of period	$7,312	$6,437
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,353	$1,690
Cash (refunded) paid for income taxes	$(8)	$44
Share-based compensation capitalized in intangible assets	$17	$29
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Long-term debt issuance	$—	$2,000
Consideration for True North	$—	$500

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended June 30, 2025 and 2024, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2025.

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

The Company has experienced declining revenue and profitability in the last several years, in large part due to difficulties sourcing traffic for the Company's owned and operated digital media properties ("O&O Sites"). Additionally, in 2023, the FTC Consent Order (as defined in Note 10, Contingencies) imposed more rigorous standards and vetting of the Company's third-party publishers, some of whom elected not to work with the Company, which negatively impacted the Company's registration volume on its O&O Sites (see Note 10, Contingencies). Moreover, borrowings under the SLR Revolver (as defined in Note 4, Long-term debt, net) pursuant to the SLR Credit Agreement (as defined and discussed in Note 4, Long-term debt, net) are limited to a borrowing base, that fluctuates weekly, based on eligible accounts receivable. As a result of the borrowing base limit and the above performance issues, the available borrowing capacity has the potential to be insufficient to fund operations and meet the Company's needs.

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

As of  June 30, 2025, the Company was not in compliance with its financial covenants under the SLR Credit Agreement (as defined below in Note 4, Long-term debt, net) which would have resulted in an event of default. However, on August 15, 2025, the Credit Parties and SLR entered into the Fifth Amendment to the SLR Credit Agreement, (the "Fifth Amendment") which, among other things, required that the Company raise at least $8,500 of additional capital by  August 19, 2025. On August 19, 2025, the Company entered into securities purchase agreements for approximately $10.3 million in equity capital, expected to close on August 19, 2025. See Note 12, Subsequent events, for further details. In addition, the Fifth Amendment waived non-compliance with the financial covenants as of  June 30, 2025 and modified the financial covenants for the periods through August 31, 2026. Although the financial covenants under the SLR Credit Agreement were reset based on the Company’s twelve month projections, the Company has not met its projection for certain recent quarters and if during any future quarter, the Company does not comply with any of its financial covenants, such non-compliance would result in default and therefore give SLR the right to accelerate maturities. In such case, the Company would not have sufficient funds to repay the borrowings under the SLR Credit Agreement. As a result of the foregoing, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern for one year after the date of issuance of this Quarterly Report on Form 10-Q.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  June 30, 2025, December 31, 2024, and December 31, 2023 the balance of deferred revenue was  $335, $556, and $430, respectively. The majority of the deferred revenue balance as of  December 31, 2024 was recognized as revenue during the first quarter of 2025.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the corresponding amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  June 30, 2025, December 31, 2024, and December 31, 2023, unbilled revenue included in the Company's accounts receivable was $11,014, $18,625, and $21,488, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not differed materially from actual invoiced revenue.

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

Revenue Disaggregation

The following table presents the Company’s disaggregated revenue by media resources along with its availability and demand for the three and six months ended June 30, 2025 and 2024, based on segment reporting:

	Three Months Ended June 30,			Three Months Ended June 30,
	2025			2024
	Fluent	All Other	Consolidated	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	$21,402	$—	$21,402	$42,000	$—	42,000
Commerce Media Solutions	16,080	—	16,080	7,292	—	7,292
Call Solutions	5,630	—	5,630	5,840	—	5,840
AdParlor	—	1,551	1,551	—	3,152	3,152
All Other(1)	—	43	43	—	433	433
Total Revenue	$43,112	$1,594	$44,706	$55,132	$3,585	$58,717
(1)	Balance is fully related for the three months ended June 30, 2025 and partially related for the three months ended June 30, 2024 to commission revenues.

	Six Months Ended June 30,			Six Months Ended June 30,
	2025			2024
	Fluent	All Other	Consolidated	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	$52,484	$—	$52,484	$86,654	$—	$86,654
Commerce Media Solutions	28,740	—	28,740	13,668	—	13,668
Call Solutions	15,709	—	15,709	12,771	—	12,771
AdParlor	—	2,948	2,948	—	5,957	5,957
All Other(1)	—	35	35	—	5,650	5,650
Total Revenue	$96,933	$2,983	$99,916	$113,093	$11,607	$124,700
(1)	Balance is fully related for the six months ended June 30, 2025 and partially related for the six months ended June 30, 2024 to commission revenues.

The Owned and Operating and Commerce Media Solutions in the table above represent the Company’s data and performance-based marketing revenue. Call Solutions mainly represents the Company’s performance-based marketing revenue.

Seasonality

Our performance is subject to fluctuations related to seasonality and cyclicality in our clients' businesses and in media sources. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

(d) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for credit losses, useful lives of intangible assets, recoverability of the carrying amounts of intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, the variable commission revenue based on the estimated LTV, consolidation of VIE, fair value of Convertible Notes (as defined in Note 4, Long-term debt, net) with related parties based on input assumptions, shared-based compensation and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

See Note 5, Fair Value Measurements, for further details.

(f) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired when accounted for by the acquisition method of accounting. As of June 30, 2025 and  December 31, 2024, there was no remaining goodwill.

(g) Common stock warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments in accordance with the guidance provided in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Equity-classified warrants are those that are indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40. These instruments are recorded in equity at fair value on the issuance date and are not subsequently remeasured, provided the Company continues to meet the equity classification criteria.

2. Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, restricted stock units ("RSUs"), and restricted common stock that have vested but not been delivered during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options, RSUs, restricted stock, pre-funded warrants, common stock warrants, direct offering, deferred common stock, and unvested shares (see Note 7, Equity below). Stock equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the three and six months ended June 30, 2025 and 2024, basic and diluted loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(7,223)	$(11,627)	$(15,492)	$(17,903)
Denominator:
Weighted average shares outstanding	23,840,664	15,289,622	22,378,144	15,827,411
Weighted average restricted shares vested not delivered	221,139	245,367	283,807	287,882
Total basic weighted average shares outstanding	24,061,803	15,534,989	22,661,951	16,115,293
Dilutive effect of assumed conversion of restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	24,061,803	15,534,989	22,661,951	16,115,293
Basic and diluted loss per share:
Basic	$(0.30)	$(0.75)	$(0.68)	$(1.11)
Diluted	$(0.30)	$(0.75)	$(0.68)	$(1.11)

Based on exercise prices compared to the average stock prices for the three and six months ended June 30, 2025 and 2024, certain stock equivalents have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	836,393	993,975	836,393	993,975
Stock options	331,667	298,331	331,667	298,331
Common stock warrants	1,829,956	—	1,829,956	—
Total anti-dilutive securities	2,998,016	1,292,306	2,998,016	1,292,306

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	June 30, 2025	December 31, 2024
Gross amount:
Software developed for internal use	3	$28,695	$25,478
Acquired proprietary technology	3-5	14,282	15,792
Customer relationships	5-10	36,686	36,686
Trade names	4-20	16,657	16,657
Domain names	20	195	195
Databases	5-10	31,292	31,292
Non-compete agreements	2-5	1,768	1,768
Total gross amount		129,575	127,868

Accumulated amortization:
Software developed for internal use		(19,337)	(16,709)
Acquired proprietary technology		(14,282)	(15,037)
Customer relationships		(36,227)	(35,952)
Trade names		(8,120)	(7,711)
Domain names		(92)	(87)
Databases		(30,131)	(28,807)
Non-compete agreements		(1,768)	(1,768)
Total accumulated amortization		(109,957)	(106,071)

Net intangible assets:
Software developed for internal use		9,358	8,769
Acquired proprietary technology		—	755
Customer relationships		459	734
Trade names		8,537	8,946
Domain names		103	108
Databases		1,161	2,485
Total intangible assets, net		$19,618	$21,797

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, and databases primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015; the acquisition of Q Interactive, LLC, effective June 8, 2016; the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019; the acquisition of a 50% interest in Winopoly, LLC, effective April 1, 2020; and the initial consolidation of TAPP Influencers Corp. ("TAPP"), effective  January 9, 2023.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The Company completed its quarterly triggering event assessment for the three months ended of June 30, 2025 and determined that no triggering event had occurred requiring further impairment assessment of its long-lived assets.

Amortization expenses of $2,407 and $2,495 for the three months ended  June 30, 2025 and 2024, respectively, and $4,798 and $4,978 for the six months ended June 30, 2025 and 2024, respectively, are included in depreciation and amortization expenses in the consolidated statements of operations. As of June 30, 2025, intangible assets with a carrying amount of $750, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use. Further, during the six months ended June 30, 2025, the Company recognized a loss of $598 related to the write-off of the acquired proprietary technology in connection with TAPP (see Note 11, Variable Interest Entity).

As of June 30, 2025, estimated amortization expenses related to the Company's intangible assets for the remainder of 2025 and through 2030 and thereafter are as follows:

Year	June 30, 2025
Remainder of 2025	$3,379
2026	4,161
2027	3,947
2028	2,387
2029	828
2030 and thereafter	4,916
Total	$19,618

4. Long-term debt, net

Long-term debt, net of unamortized discount and financing costs, related to the SLR Credit Facility, Note Payable (as defined herein), and Convertible Notes with related parties (as set forth herein) consisted of the following:

	June 30, 2025	December 31, 2024
Credit Facility due 2029 (less unamortized discount and financing costs of $1,140 and $1,186, respectively)	$18,860	$30,359
Note Payable due 2026	1,000	1,500
Convertible Notes with related parties	3,322	3,720
Long-term debt, net	23,182	35,579
Less: Current portion of long-term debt	(19,860)	(31,609)
Long-term debt, net (non-current)	$3,322	$3,970

Credit Facility

On April 2, 2024, Fluent, LLC, a wholly owned subsidiary of the Company (the "Borrower") entered into a credit agreement (as amended, the "SLR Credit Agreement") with certain of its subsidiaries and the Company (collectively, the "Credit Parties"), as guarantors, and Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and each other lender from time to time party thereto.

The SLR Credit Agreement provides for a $20,000 term loan (the "SLR Term Loan") and a revolving credit facility of up to $30,000 (the "SLR Revolver," and together with the SLR Term Loan, the "SLR Credit Facility"). As of June 30, 2025, the SLR Credit Facility had an outstanding principal balance of $20,000 (of which none relates to the SLR Revolver) and matures on April 2, 2029.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

There is no principal amortization prior to maturity under the SLR Credit Agreement except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the SLR Credit Facility are due and payable on the five-year anniversary of the closing date or earlier following a change in control or an event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus a margin (the "Applicable Margin") of 5.25% which was increased to 5.75% pursuant to the Second Amendment to the SLR Credit Agreement (the "Second Amendment"). The Applicable Margin will be reduced to 5.0% when the Borrower's fixed charge coverage ratio is greater than 1.10 to 1. The opening interest rate of the SLR Credit Facility was 10.81% (SOFR + CSA + 5.25%), which changed to 10.34% (SOFR + CSA+5.75%) as of  June 30, 2025.

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

The Borrower's ability to draw on the SLR Revolver depends on its borrowing base, which is calculated weekly by applying specified percentages established by SLR to the Borrower's eligible accounts receivable and cash, less reserves, subject to certain limitations. When the borrowing base does not support amounts exceeding our $20,000 SLR Term Loan, we are required to maintain a restricted cash balance with the lender.

Debt issuance costs and debt discount costs, net of accumulated amortization, related to the issuance and amendments of the SLR Revolver were $753 and $956, respectively, as of June 30, 2025. The amounts are included in other non-current assets in the Company's consolidated balance sheets. The Company amortizes these costs over the life of the related debt.

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

As of  June 30, 2025, the Company was not in compliance with its financial covenants under the SLR Credit Agreement which would have resulted in an event of default. On August 15, 2025, the Credit Parties and SLR entered into the Fifth Amendment to the SLR Credit Agreement, (the "Fifth Amendment") which, among other things, required that the Company raise at least $8,500 of additional capital by  August 19, 2025. On August 19, 2025, the Company entered into securities purchase agreements for approximately $10.3 million in equity capital, expected to close on August 19, 2025. See Note 12, Subsequent events, for further details. In addition, SLR (1) waived non-compliance with the financial covenants as of  June 30, 2025 and (2) modified the financial covenants for the periods through August 31, 2026.

If, during any fiscal quarter, the Company does not comply with any of its financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. In such case, the Company would not have sufficient funds to repay the SLR Term Loan under the SLR Credit Agreement and any outstanding balance on the SLR Revolver. As a result of the foregoing, all borrowings under the Credit Agreement have been classified as current as of  June 30, 2025.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Note Payable

On March 17, 2024, Fluent, LLC entered into a junior secured promissory note (the "Note Payable") with Freedom Debt Relief, LLC ("FDR") in the principal amount of $2,000 in connection with the Berman Settlement Agreement (as defined herein) (see Note 10, Contingencies). The Note Payable bears interest equal to one-month CME Term SOFR (defined as the rate published by the CME Group Benchmark Administration Limited) plus 11.0% per annum, compounded quarterly. The opening interest rate of the Note Payable was 16.32% (SOFR +11%), which changed to 15.32% (SOFR + 11%) as of  June 30, 2025.

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

Convertible Notes with related parties

On  August 19, 2024, the Company entered into a securities purchase agreement (the "Notes Purchase Agreement") with certain of the Company's officers and directors and the largest stockholder (the "Note Purchasers") to sell convertible subordinated promissory notes (the "Convertible Notes") in aggregate principal amount of $2,050. The Convertible Notes mature on April 2, 2029, and bear interest at 13% per annum payable. Subject to certain payment conditions in the Subordination Agreement (as defined below), the Company  may pay interest quarterly in kind or in cash beginning  December 31, 2024 and may prepay the Convertible Notes in whole or in part at any time upon ten days’ written notice.

Each holder of a Convertible Note is entitled to convert the Conversion Amount (as defined below) into shares of the Company's common stock at a conversion price equal to the lesser of (i) $3.01, and (ii) the greater of (A) the consolidated closing bid price of the Company's common stock as reported on Nasdaq on the applicable conversion date and (B) $1.00, in each case subject to adjustments for stock splits, recapitalizations and the like. The “Conversion Amount” is the sum of all or any portion of the outstanding principal amount of the Convertible Note, as designated by the holder upon exercise of its right of conversion, plus all accrued and unpaid interest. The Convertible Notes were subject to additional limits on conversion until stockholder approval was obtained on June 18, 2025.

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

As of June 30, 2025, the principal balance of the Convertible Notes was $2,289, with a fair value of $3,322. The Company recognized an additional decrease in fair value of $478 and $398 for the three and six months ended June 30, 2025, respectively, which was recognized in other income (loss) from operations. For the six months ended June 30, 2025, accrued interest was paid in kind.

Maturities

As of June 30, 2025, scheduled future maturities of the Company's debt are as follows, not reflective of the debt being accelerated as noted in Note 1:

Year	June 30, 2025
Remainder of 2025	$750
2026	250
2027	—
2028	—
2029	22,289
Total maturities	$23,289

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

5. Fair Value Measurements

The fair value of the Company's cash, cash equivalents, current restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

Restricted cash

Restricted cash includes a separately maintained cash account, as required under the terms of a lease agreement the Company entered into on  October 10, 2018 for office space in New York City. On  April 15, 2025, the Company received the landlord’s consent for the second amendment to its sublease, which reduced the subleased premises and payments, effective  March 19, 2025. The consent also approved the extension of the sublease term by four years, effective  April 15, 2025. In connection with this lease agreement, the Company recorded $710 in non-current restricted cash as of June 30, 2025, and $1,255 in current restricted cash as of  December 31, 2024, on the consolidated balance sheets. The Company also recorded $1,673 as current restricted cash on the consolidated balance sheets as of June 30, 2025 related to the SLR Credit Agreement (as defined below in Note 4, Long-term debt, net).

As of June 30, 2025, the Company regards the fair value of its long-term debt to approximate its carrying value.

The following tables present the Company’s fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Restricted cash	$2,383	—	—	$1,255	—	—
Liabilities:
Long term debt, net(1)	—	21,000	—	—	33,045	—
Convertible Notes with related parties	—	—	3,322	—	—	3,720
Contingent consideration in connection with TAPP(2)	—	—	17	—	—	988

(1)	Inclusive of the credit facilities and note payable. The debt fair value does not include debt issuance costs or debt discount. See Note 4, Long-term debt, net.
(2)	Balance recorded in accrued expenses and other current liabilities with changes to the balance as a result of adjustment of the fair value related to the initial discount rate and payments made. See Note 11, Variable Interest Entity, for initial assumptions of the fair value.

Convertible Notes with related parties

The Company issued the Convertible Notes on August 19, 2024 and elected the fair value option. See Note 4, Long-term debt, net. The following is a reconciliation of the fair value from December 31, 2024 to June 30, 2025:

Amount
Fair value as of December 31, 2024	$3,720
Gain on change in fair value reported in the consolidated statements of operations	(398)
Fair value as of June 30, 2025	$3,322

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

Assumptions	June 30, 2025
Face value of principal payable	$2,289
Strike price	3.01
Value of common stock	2.00
Expected term (years)	3.8
Volatility	79.0%
Risk free rate	3.8%
Discount rate	16.4%

Contingent Consideration

In connection with the contingent consideration received related to the initial consolidation of TAPP, the Company had to determine the fair value of the identified assets acquired and liabilities assumed. The Company determined that the estimated fair value of the net assets acquired, excluding the net working capital, was a Level 3 measurement, as certain inputs to determine fair value were unobservable.

Amount
Fair value as of December 31, 2024	$988
Adjustment to compensation expense	17
Payment of compensation expense	(988)
Fair value as of June 30, 2025	$17

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of June 30, 2025, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be a Level 3 measurement, as certain inputs used to determine fair value are unobservable. See Note 1(f), Goodwill.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate ("AETR"). The Company updates its estimated AETR on a quarterly basis and, if the estimate changes, a cumulative adjustment is made.

As of  June 30, 2025 and December 31, 2024, the Company recorded a full valuation allowance against net deferred tax assets and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these valuation allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded. However, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the six months ended June 30, 2025, the Company's effective income tax rate of negative 0.8% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the six months ended June 30, 2024, the Company's effective income tax rate of 0.8% primarily represents state and local tax expense and losses for which no tax benefit was recognized.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The Company is currently assessing the implications of these tax law changes and does not expect that they will have a material impact on its financial statements in the current year. Since the OBBB Act was enacted subsequent to the Company’s balance sheet date, the Company’s tax provision for the three and six months ended June 30, 2025, does not incorporate the effects of these tax law changes.

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

As of  June 30, 2025 and December 31, 2024, the number of issued shares of common stock was 25,037,334 and 20,791,431, respectively, which included shares of treasury stock of 768,595 and 768,595, respectively.

For the six months ended June 30, 2025, the increase in the number of issued shares of common stock was the result of the exercise of pre-funded warrants for 3,928,073 shares, as described below, and 317,830 shares of common stock issued upon vesting of RSUs, in which no shares of common stock were withheld to cover statutory taxes upon such vesting.

Registered direct offering

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

The Registered Direct Offering closed on December 2, 2024, with aggregate gross proceeds totaling $5,750, before deducting offering expenses payable by the Company of $562, including the Placement Agent fee. The Company has used the net proceeds from the Registered Direct Offering for general corporate purposes, which included capital expenditures, working capital and general and administrative expenses.

Private equity securities offerings

On  May 13, 2024, the Company entered into securities purchase agreements (the "May 2024 Purchase Agreements") with certain accredited or sophisticated investors (the "May 2024 Purchasers"), all of whom were related parties, pursuant to which the Company sold pre-funded warrants (the "May 2024 PFWs") to purchase up to 2,955,084 shares of the Company's common stock, at a purchase price of $3.384 per May 2024 PFW (the "May 2024 Private Placement"). The May 2024 Purchasers included three officers and/or directors and the largest stockholder of the Company. No underwriting discounts or commissions were paid with respect to the May 2024 Private Placement.

The aggregate gross proceeds for the May 2024 Private Placement totaled $10,000, before deducting offering expenses payable by the Company of $100. The May 2024 PFWs, which terminated when exercised in full, had an exercise price of $0.0005 per share of common stock and became immediately exercisable upon stockholder approval. Stockholder approval of the May 2024 Private Placement was obtained on  July 2, 2024, at a special meeting of the Company's stockholders.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

On November 29, 2024, the Company entered into securities purchase agreements (the "December 2024 Purchase Agreements") with certain accredited or sophisticated investors (the "December 2024 Purchasers"), all of whom were related parties, pursuant to which the Company agreed to sell to the December 2024 Purchasers unregistered pre-funded warrants (the "December 2024 PFWs") to purchase up to 1,187,802 shares of the Company’s common stock, at a purchase price of $2.3147 per December 2024 PFW and an exercise price of $0.0005 per share of common stock (the "December Private Placement"). The December 2024 Purchasers consisted of three officers and/or directors and the Company's largest stockholder of the Company. No underwriting discounts or commissions were paid with respect to the December Private Placement.

The Company closed the December 2024 Private Placement on December 2, 2024, with aggregate gross proceeds totaling $2,750 from the sale of the December 2024 PFWs, before deducting offering expenses payable by the Company of $22. The Company's largest stockholder exercised its warrant on December 9, 2024. The December 2024 PFWs purchased by three officers and/or directors of the Company were subject to stockholder approval, which was obtained on June 18, 2025, and terminated when exercised in full. The officers and/or directors exercised their December 2024 PFWs on June 24, 2025.

On March 19, 2025, the Company entered into securities purchase agreements (the "March 2025 Purchase Agreements") with certain accredited or sophisticated investors (the "March 2025 Purchasers"), all of whom were related parties, pursuant to which the Company sold to the March 2025 Purchasers unregistered pre-funded warrants (the "March 2025 PFWs") to purchase up to 2,332,104 shares of the Company's common stock, at a purchase price of $2.174 per March 2025 PFW and an exercise price of $0.0005 per share of common stock (the "March 2025 Private Placement"). The March 2025 Purchasers consisted of three officers and/or directors of the Company, the Company's largest stockholder, and an institutional investor. No underwriting discounts or commissions were paid with respect to the March 2025 Private Placement.

The aggregate gross proceeds totaled $5,070, before deducting offering expenses payable by the Company of $70. The Company's largest stockholder and an institutional investor exercised their March 2025 PFWs on March 20, 2025. The March 2025 PFWs purchased by the three officers and/or directors of the Company were subject to stockholder approval, which was obtained on June 18, 2025, and terminated when exercised in full. The officers and/or directors exercised their March 2025 PFWs on June 24, 2025.

On May 15, 2025, the Company entered into securities purchase agreements (the "May 2025 Purchase Agreements") with certain accredited or sophisticated investors (the "May 2025 Purchasers"), all of whom were related parties, pursuant to which the Company sold to the May 2025 Purchasers (i) unregistered pre-funded warrants (the "May 2025 PFWs") to purchase up to 1,829,956 shares of the Company’s common stock, and (ii) unregistered warrants (the "May 2025 Common Stock Warrants") to purchase up to 1,829,956 shares of the Company’s common stock. The May 2025 PFWs had a purchase price of $2.1995, have an exercise price of $0.0005 per share of common stock, will be immediately exercisable after stockholder approval and will terminate when exercised in full. The May 2025 Common Stock Warrants have an exercise price of $2.20 and will expire three years from the issuance date. The May 2025 Purchasers consisted of four officers and/or directors, the Company’s largest stockholder, and institutional investors or others for whom they have or share beneficial ownership. No underwriting discounts or commissions were paid with respect to the May 2025 offering.

The aggregate gross proceeds totaled $4,025, before deducting offering expenses payable by the Company of $54. The allocation of the fair values was $2,671 for the May 2025 PFW and $1,354 for the May 2025 Common Stock Warrants. The Company's largest stockholder exercised its May 2025 PFWs on May 19, 2025. The May 2025 PFWs purchased by the four officers and/or directors of the Company will be immediately exercisable after stockholder approval of the transactions contemplated by the May 2025 Purchase Agreements and will terminate when exercised in full.

The Company is obligated to use its reasonable best efforts to obtain such stockholder approval of the exercise of the officers and/or directors  May 2025 PFWs, no later than the 2026 annual meeting of stockholders. In connection with the offering, on May 15, 2025, the Company entered into support agreements (the “Support Agreements”) with the May 2025 Purchasers, pursuant to which the purchasers agreed to vote their beneficially owned shares of the Company’s common stock in favor of certain actions requiring Stockholder Approval (as defined in the Support Agreements) and against any proposal or any other corporate action or agreement that would result in a breach by the Company of the May 2025 Purchase Agreements or impede, delay, or otherwise adversely affect the consummation of the transactions contemplated by the May 2025 Purchase Agreements or any similar agreements entered into by the Company and the party stockholders in connection with the consummation of the transactions contemplated by the May 2025 Purchase Agreements.

As of  June 30, 2025, an aggregate of 3,928,073 of the December 2024 PFWs, March 2025 PFWs, and May 2025 PFWs had been exercised. As of December 31, 2024, all of the May 2024 PFWs and 647,892 of the December 2024 PFWs had been exercised.

The issuance of the March 2025 PFWs and May 2025 PFWs was reflected in the Company's stockholder's equity within common stock and additional paid-in-capital as of  June 30, 2025. In accordance with ASC 815-40, Derivatives and Hedging, a contract is classified as an equity agreement if it is both indexed to its own stock and classified in stockholder's equity in its financial position. The May 2024 PFWs, December 2024 PFWs, and March 2025 PFWs met the requirements of being classified as equity because (i) they had a fixed share limit and the Company had sufficient authorized and unissued shares, (ii) they required physical or net share settlement, and (iii) no cash payments or settlement top-off was required by the Company.

Common stock warrants

As of  June 30, 2025 and December 31, 2024, the Company had 1,829,956 and 0 common stock warrants outstanding, respectively. The Company determined that the detachable common stock warrants issued in connection with the May 2025 Purchase Agreements met the definition of freestanding financial instruments and qualified for classification as permanent equity under applicable accounting guidance. As the common stock warrants were issued in conjunction with the pre-funded warrants, the proceeds have been allocated to each using the relative fair value method, and recorded as a component of additional paid-in-capital as of the issuance date. Each warrant has an exercise price of $2.20 and will expire three years from the issuance date. These warrants are included in the diluted earnings per share calculation when they are in-the-money and dilutive, as their features are considered participatory in nature. See Note 2, Income (loss) per share for further detail.

Treasury stock

As of  June 30, 2025 and December 31, 2024, the Company held shares of treasury stock of 768,595 and 768,595, respectively, with a cost of $11,407 and $11,407, respectively.

The Company's share-based incentive plans allow employees the option to either make a cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the six months ended June 30, 2025, no shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose. See Note 8, Share-based compensation.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

8. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 2,570,421 shares of the Company's common stock. The 2022 Plan was amended on June 18, 2025 at the Company’s annual meeting of stockholders which approved an increase of the number of shares of common stock authorized for issuance under the 2022 Plan by 2,000,000 shares. As of June 30, 2025, the Company had 2,378,672 shares of common stock available for grants pursuant to the 2022 Plan, which includes 328,517 shares of common stock previously available for issuance under the 2018 Stock Incentive Plan.

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

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on  February 1, 2019,  December 20, 2019, March 1, 2020, and  March 1, 2021. Subject to continuing service, 50% of the stock options will vest if the Company's stock price remains above 125%, 133.33%, 133.3% and 133.33%, respectively, of the exercise prices for twenty consecutive trading days, and the remaining 50% of the stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise prices for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date.

As of June 30, 2025, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any stock options that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$16.86	$9.48	$8.76	$26.04
Fair value higher range	$17.16	$9.66	$8.94	$26.58
Exercise price	$28.32	$15.36	$13.98	$37.98
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

On  September 9, 2024, the Compensation Committee of the Company's Board of Directors approved the grant of stock options to the Company's Chief Financial Officer in connection with his employment agreement. Subject to his continuing service, 50% of the stock options will vest if the average closing price of the Company's common stock is equal to three times the exercise price for ten consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the average closing price of the Company's common stock is equal to five times the exercise price for ten consecutive trading days. Notwithstanding the foregoing, the options will immediately vest upon the occurrence of certain conditions such as a change in control. The fair value of the stock option granted was estimated at the trading day of the date of the grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair value for the award is summarized below:

Issuance Date	September 9, 2024
Fair value lower range	$—
Fair value higher range	$15.59
Exercise price	$2.75
Expected term (in years)	3.0 - 4.3
Expected volatility	65%
Dividend yield	—%
Risk-free rate	3.7%

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the six months ended June 30, 2025, details of stock option activity were as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2024	397,667	$18.33	6.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(66,000)	—	—	—
Outstanding as of June 30, 2025	331,667	$16.35	6.1	$—
Options exercisable as of June 30, 2025	183,001	$25.03	3.8	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the six months ended June 30, 2025, the unvested balance of stock options was as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2024	148,666	$5.66	9.4
Granted	—	—	—
Forfeited	—	—	—
Vested	—	—	—
Unvested as of June 30, 2025	148,666	$5.66	9.4

Compensation expense recognized for stock options was $18 and $1 for the three months ended June 30, 2025 and 2024, respectively, and $37 and $1 for the six months ended June 30, 2025 and 2024,respectively, was recognized in product development and general and administrative expenses in the consolidated statements of operations. As of June 30, 2025, there was $203 of unrecognized share-based compensation with respect to outstanding stock options.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Restricted stock units and restricted stock

For the six months ended June 30, 2025, details of unvested RSU activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2024	801,525	$20.72
Granted	419,101	2.72
Vested and delivered	(317,830)	—
Withheld as treasury stock (1)	—	—
Vested not delivered (2)	(398)	8.77
Forfeited	(66,005)	4.25
Unvested as of June 30, 2025	836,393	24.68

(1)

As discussed in Note 7, Equity, the treasury stock relates to shares withheld to cover statutory withholding taxes upon the delivery of shares following the vesting of RSUs. As of June 30, 2025, there were 768,595 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the six months ended June 30, 2025, there was a change in the vested not delivered balance due to a net 398 shares that were deferred due to timing of delivery of certain shares, of which no shares had elected deferred delivery. As of June 30, 2025, 286,497 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs of $321 and $433 for the three months ended June 30, 2025 and 2024, respectively, and $651 and $1,051 for the six months ended June 30, 2025 and 2024, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of June 30, 2025, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $2,186, which is expected to be recognized over a weighted average period of 2 years.

For the three and six months ended June 30, 2025 and 2024, share-based compensation for the Company's stock options, RSUs, and common stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$28	$57	$52	$141
Product development	36	55	82	100
General and administrative	267	311	537	782
Share-based compensation expense	331	423	671	1,023
Capitalized in intangible assets	8	11	17	29
Total share-based compensation	$339	$434	$688	$1,052

As of June 30, 2025 and December 31, 2024, the Company recorded a liability of $25 and $29, respectively, related to PSUs that are to be settled in cash.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

As of  June 30, 2025, the Company had three operating segments: a) "Fluent", which is Owned and Operated and Commerce Media Solutions revenue, b) "Call Solutions", and c) "AdParlor." The Company determined that there was one reportable segment, "Fluent," for the purposes of segment reporting. The Fluent reporting segment combines Fluent with the Call Solutions operating segment. This reporting unit works with advertisers to then bring consumers to their products through multiple media channels and earn revenue when a consumer completes an action as agreed upon with the advertisers. The "All Other" segment represents the operating results of AdParlor, LLC, which mainly performs media buying, and those businesses sold or in run-off, which are included for purposes of reconciliation of the respective balances below to the consolidated financial statements.

The Company determined its segments based on revenue sources and its agreements with advertisers. Some advertisers span multiple segments, which are managed consistently with shared management.

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

Summarized financial information concerning the Company's segments for the three and six months ended June 30, 2025 and 2024 are shown in the following tables below, noting prior period amounts have been recast to conform to the Company's current period segment presentation:

	Three Months Ended June 30,			Three Months Ended June 30,
	2025			2024
	Fluent	All Other	Total	Fluent	All Other	Total
Revenue(1):
United States	$27,897	$1,594	$29,491	$34,221	$3,585	$37,806
International	15,215	—	15,215	20,911	—	20,911
Total segment revenue	$43,112	$1,594	$44,706	$55,132	$3,585	$58,717
Costs of revenue
Cost of revenue (exclusive of depreciation and amortization)	34,301	125	34,426	43,014	3,095	46,109

Costs and expenses:
Salaries and benefits	7,343	930	8,273	9,144	2,357	11,501
Professional fees	1,501	82	1,583	2,029	311	2,340
IT and software	1,071	53	1,124	952	229	1,181
Other segment items(2)	3,830	97	3,927	2,773	2,624	5,397
EBITDA	$(4,934)	$307	$(4,627)	$(2,780)	$(5,031)	$(7,811)
Depreciation and amortization	2,424	55	2,479	2,299	268	2,567
Total (loss) income from operations	$(7,358)	$252	$(7,106)	$(5,079)	$(5,299)	$(10,378)

Reconciliation of profit or loss
Interest Expense			(702)			(1,015)
Fair value adjustment of Convertible Notes with related parties			478			—
Loss on early extinguishment of debt			—			(1,009)
Loss before income taxes			$(7,330)			$(12,402)

(1) Revenue aggregation is based upon location of the customer.

(2) Balance includes sales and marketing expense, travel and entertainment expense, office overhead, restructuring and severance, goodwill impairment and impairment of intangible assets, and other operating costs.

	Six Months Ended June 30,			Six Months Ended June 30,
	2025			2024
	Fluent	All Other	Total	Fluent	All Other	Total
Revenue(1):
United States	$63,802	$2,983	$66,785	$69,320	$11,607	$80,927
International	33,131	—	33,131	43,773	—	43,773
Total segment revenue	$96,933	$2,983	$99,916	$113,093	$11,607	$124,700
Costs of revenue
Cost of revenue (exclusive of depreciation and amortization)	78,033	168	78,201	85,331	8,126	93,457

Costs and expenses:
Salaries and benefits	15,032	2,047	17,079	18,001	5,551	23,552
Professional fees	3,660	164	3,824	4,113	576	4,689
IT and software	2,257	145	2,402	1,932	470	2,402
Other segment items(2)	7,163	489	7,652	6,298	3,495	9,793
EBITDA	$(9,212)	$(30)	$(9,242)	$(2,582)	$(6,611)	$(9,193)
Depreciation and amortization	4,830	110	4,940	4,387	751	5,138
Total loss from operations	$(14,042)	$(140)	$(14,182)	$(6,969)	$(7,362)	$(14,331)

Reconciliation of profit or loss
Interest Expense			(1,582)			(2,430)
Fair value adjustment of Convertible Notes with related parties			398			—
Loss on early extinguishment of debt			—			(1,009)
Loss before income taxes			$(15,366)			$(17,770)

(1) Revenue aggregation is based upon location of the customer.

(2) Balance includes sales and marketing expense, travel and entertainment expense, office overhead, restructuring and severance, goodwill impairment and impairment of intangible assets, and other operating costs.

	June 30,	December 31,
	2025	2024
Total assets:
Fluent	$65,529	$84,373
All Other	8,942	9,244
Total assets	$74,471	$93,617

As of June 30, 2025, long-lived assets are all located in the United States.

For the six months ended  June 30, 2025, 18.6% of the Company's consolidated revenue was earned from customers located in Israel.

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

True North

On  May 1, 2024, the Company and Caspian Ventures, LLC ("Caspian") entered into a membership interest purchase agreement pursuant to which the Company conveyed 100% of the membership interests of True North Loyalty, LLC and its direct and indirect subsidiaries (collectively, "True North") to Caspian (the "True North Conveyance"). True North is a subscription-based business that utilizes call center operations and other media channels to market third-party recurring revenue services to consumers. The deemed fair value of the consideration received was $989, which consisted of (i) the forgiveness of a $500 deferred payment owed by the Company in connection with the True North Acquisition on  January 1, 2022, (ii) a share of the True North contribution margin after the closing until the Company has received an amount equal to the closing net working capital of approximately $168, and (iii) a continued share of the True North contribution margin of an additional amount at fair value of $321. The True North founder entered into an employment agreement in connection with the True North Acquisition has remained an employee of the Company after the closing of the True North Conveyance. The Company determined that True North did not meet the discontinued operations criterion under ASC 205-20, Discontinued Operations.

In accordance with ASC 810, Consolidation ("ASC 810"), the Company determined that True North was a VIE based upon the consideration to be received. Initially, the controlling member of Caspian remained a full-time employee of the Company and had the power to unilaterally make significant decisions at True North, so the Company determined that it was the primary beneficiary of Caspian and therefore should consolidate Caspian's operations going forward, under the de facto agent guidance. As a result, no gain or loss was to be recognized on the True North Conveyance. On  September 1, 2024, however, Caspian’s operating agreement was amended to require the consent of multiple members rather than a majority interest for major decisions. As a result, the Company determined that it was no longer the primary beneficiary, and under ASC 810, True North was no longer consolidated as of  September 1, 2024. No gain or loss was recognized as a result of the change at that time. As of December 31, 2024, True North had ceased operations and the remaining receivable was fully written off.

TAPP

As of January 9, 2023, the Company initially determined that TAPP qualifies as a VIE because it held a variable interest and was the primary beneficiary. This conclusion was based on the Company’s significant influence over TAPP’s key employees through their employment agreements and its role as the primary source of TAPP’s revenue. During the first quarter of 2025, TAPP’s key employee became a consultant to the Company. However, the Company concluded that it still had significant influence over TAPP, so the Company continued to consolidate TAPP's operations. As the Company did not have an equity interest in TAPP, 100% of the net assets and results of the operations of TAPP were attributable to non-controlling interests. On May 20, 2025, the Company entered into an updated agreement with the key employee and TAPP, terminating all prior agreements. As a result, the Company determined that it was no longer the primary beneficiary, and under ASC 810, TAPP was no longer being consolidated under ASC 810. The Company recognized a loss of $698 in general and administrative expenses in the consolidated statements of operations, mainly related to the write-off of the intangible assets, as discussed in Note 3, Intangible assets.

12. Subsequent events

Amendment to the SLR Credit Agreement

On  August 15, 2025, the Credit Parties and SLR entered into the Fifth Amendment to the SLR Credit Agreement, (the "Fifth Amendment") which, among other things, required that the Company raise at least $8,500 of additional capital by  August 19, 2025 (refer below for details on the capital raise). In addition, the Fifth Amendment waived non-compliance with the financial covenants as of  June 30, 2025 and modified the financial covenants for the periods through August 31, 2026.

Private placement

On August 19, 2025, the Company entered into securities purchase agreements (the "August 2025 Purchase Agreements") with certain officers and/or directors of the Company (collectively, the “August 2025 Inside Investors”), and the largest stockholder of the Company and other accredited investors (collectively, together with the August 2025 Inside Investors, the “August 2025 Purchasers”), pursuant to which the Company agreed to sell to the August 2025 Purchasers (i) 3,542,856unregistered shares (the “August 2025 Shares”) of common stock, (i) unregistered pre-funded warrants (the “August 2025 Pre-Funded Warrants") to purchase up to 2,382,571 shares of the Company’s common stock, and (ii) unregistered warrants (the "August 2025 Common Stock Warrants") to purchase up to 5,871,427 shares of the Company’s common stock at a purchase price of (i) $1.75 per August 2025 Share and accompanying August 2025 Common Stock Warrant or (ii) $1.7495 per August 2025 Pre-Funded Warrant and accompanying August 2025 Common Stock Warrant  (the “August 2025 Offering”). Each August 2025 Common Stock Warrant is exercisable for a period of five and one-half years from the date of issuance and may be exercised six months and one day from the date of issuance at an exercise price of $2.21 per share, subject to adjustment. Each August 2025 Pre-Funded Warrant has an exercise price of $0.0005 per share of common stock and will terminate when exercised in full. Notwithstanding the foregoing, any August 2025 Pre-Funded Warrant issued to August 2025 Inside Investors will be immediately exercisable after stockholder approval and will terminate when exercised in full. The August 2025 Inside Investors consisted of three officers and/or directors, and the Company’s largest stockholder, or others for whom they have or share beneficial ownership. Pursuant to the terms of an engagement letter (the “Engagement Letter”) dated as of July 21, 2025 between the Company and The Benchmark Company, LLC, a StoneX Company (“Benchmark”), the Company (i) will pay Benchmark a total cash fee equal to 7.0% of the aggregate gross proceeds of the August 2025 Offering; provided, however, that the fee shall be equal to 3.0% for certain pre-existing investors of the Company, and (ii) will reimburse Benchmark for certain expenses.

The gross proceeds from the offering is expected to be $10.3, before deducting placement agent fees and other expenses payable by the Company.

The Company is obligated to use its reasonable best efforts to obtain such stockholder approval of the exercise of the August 2025 Pre-Funded Warrants by August 2025 Inside Investors no later than the 60th calendar day after the closing date of the August 2025 Offering (the “August Stockholder Meeting Deadline”). If, despite the Company’s reasonable best efforts the stockholder approval is not obtained on or prior to the August Stockholder Meeting Deadline, the Company is required to cause additional stockholder meetings to be held. In connection with the August 2025 Offering, the Company entered into Support Agreements (the “August 2025 Support Agreements”) with the August 2025 Inside Investors, pursuant to which such purchasers agreed to vote shares of the Company's common stock beneficially owned by them in favor of certain actions subject to Stockholder Approval (as defined in the August Support Agreements Agreements) at any meeting of stockholders of the Company and to vote against or decline to consent to any proposal or any other corporate action or agreement that would result in a breach by the Company of the August 2025 Purchase Agreements or impede, delay or otherwise adversely affect the consummation of the transactions contemplated by the August 2025 Purchase Agreements or any similar agreements entered into by the Company and the party stockholders in connection with the consummation of the transactions contemplated by the August 2025 Purchase Agreements.

Furthermore, in connection with the August 2025 Offering, on August 19, 2025, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the August 2025 Purchasers pursuant to which the Company is required to file a registration statement covering the resale of the Registrable Securities (as defined in the Registration Rights Agreement).

The closing of the sales of the securities under the August 2025 Purchase Agreements is expected to occur on August 19, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. Forward-looking statements are those that do not relate strictly to historical or current matters, but instead relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "project," "will,"  or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements , including, without limitation, those discussed in Part I, Item 1A of our  Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the "SEC") on March 31, 2025 (the "2024 Form 10-K"), those contained in our Quarterly Reports on Form 10-Q (including this one), and such other factors contained in our  other filings we make with the SEC. We do not undertake any obligation to update forward-looking statements, except as required by law and intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

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

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We solicit our users' consent to be contacted by us and/or our advertisers via various contact methods including email, telephone, SMS/text, and push messaging. We then leverage their self-declared data in our array of performance offerings primarily in two ways: (1) to serve advertisements that we believe will be relevant to users based on the information they provide when they engage on our O&O Sites or other partner sites through our commerce media marketplace and (2) to provide our clients with users' contact information so that such clients may communicate with them directly. We may also leverage our existing technology and database to drive non-core revenue streams, including utilization-based models (e.g., programmatic advertising).

Additionally, we operate a call center-supported performance marketplace ("Call Solutions") that provides live, call-based performance campaigns to help clients increase engagement. The Call Solutions business serves clients across an array of industries but has had a heavy focus on the health insurance sector.

Across our business, we generate revenue by delivering measurable marketing results to our clients. We differentiate ourselves from other marketing alternatives by our ability to provide clients with a cost-effective and measurable return on advertising spend ("ROAS"), a measure of profitability of sales compared to the money spent on ads, and to manage highly targeted and highly fragmented online media sources. We are predominantly paid on a negotiated or market-driven "per click," "per lead," or other "per action" basis that aligns with the customer acquisition cost targets of our clients. For our O&O Sites and Call Solutions business, we bear the responsibility and cost of acquiring consumers from media partners that ultimately generate qualified clicks, leads, calls, app downloads, or customers for our clients. Our Commerce Media Solutions business operates under exclusive long-term contracts with media partners that generally renumerate the partner on a revenue share basis. Notwithstanding occasional minimum guarantees, the business does not take significant media inventory risk.

Through AdParlor, LLC ("AdParlor"), our wholly owned subsidiary, we conduct our non-core business which offers advertiser clients a managed service for creator marketing and media buying on different social platforms.

Second Quarter Financial Summary

Three months ended June 30, 2025, compared to three months ended June 30, 2024:

•	Revenue decreased 24% to $44.7 million, compared to $58.7 million
•	Net loss was $7.2 million, or $0.30 per share, compared to net loss of $11.6 million or $0.75 per share
•

Gross profit (exclusive of depreciation and amortization) decreased 18% to $10.3 million, representing 23% of revenue for the three months ended June 30, 2025, from $12.6 million, representing 21% of revenue for the three months ended June 30, 2024

•

Media margin decreased 24% to $11.9 million, representing 26.7% of revenue for the three months ended June 30, 2025, from $15.7 million, representing 26.7% of revenue for the three months ended June 30, 2024

•	Adjusted EBITDA was negative $2.8 million, compared to negative $4.5 million
•	Adjusted net loss was $5.8 million, or $0.24 per share, compared to $7.3 million, or $0.47 per share

Six months ended June 30, 2025, compared to six months ended June 30, 2024:

•	Revenue decreased 20% to $99.9 million, compared to $124.7 million
•	Net loss was $15.5 million, or $0.68 per share, compared to net loss of $17.9 million or $1.11 per share
•

Gross profit (exclusive of depreciation and amortization) decreased 30% to $21.7 million, representing 22% of revenue for the six months ended June 30, 2025, from $31.2 million, representing 25% of revenue for the six months ended June 30, 2024

•

Media margin decreased 32% to $25.7 million, representing 25.7% of revenue for the six months ended June 30, 2025, from $37.8 million, representing 30.3% of revenue for the six months ended June 30, 2024

•	Adjusted EBITDA was negative $5.9 million, compared to negative $3.8 million
•	Adjusted net loss was $12.5 million, or $0.55 per share, compared to $11.5 million, or $0.72 per share

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

Additionally, we have pursued strategic initiatives that enable us to grow revenue per consumer with existing user traffic volume by attracting users to our O&O Sites using email and SMS messages. In addition, we have focused on improved monetization of consumer traffic through improved customer relationship management that allows us to re-engage consumers who have registered on our O&O Sites. Through these initiatives, our business has become less dependent on the volume of users to generate revenue growth.

We believe that significant value has been, and will continue to be, created by improving the quality of consumers driven to our advertiser clients' offers. Better quality users lead to increased user participation rates and higher conversion rates for our clients, resulting in increased monetization, and ultimately increased revenue and media margin per consumer. Media margin, a non-GAAP measure, is the portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue.

Since 2022, however, we have experienced challenges acquiring and maintaining traffic volume to our O&O Sites, primarily due to the Federal Trade Commission ("FTC") inquiry and resulting Joint Motion for Entry of Proposed Stipulated Order (the "FTC Consent Order") that mandated that we tighten our standards for media sourcing and put us at a competitive disadvantage to our competitors in the performance marketing market. Other factors that affected our traffic volume have included the volatility and attrition of affiliate supply sources, changes in search engine algorithms, social media pricing and policies, and email and text message blocking algorithms. In response to these challenges, we have invested in strategic and internal efforts to secure additional traffic from the growing influencer sector and to expand our ad network beyond our O&O Sites. However, these efforts have not fully offset the decrease in volume to our O&O Sites and increasing costs for acquiring that traffic, and as a result we have seen lower revenue and lower gross profit in our owned and operated business.

In 2023, we launched our Commerce Media Solutions business to access additional high value consumers for our advertiser clients and help media owners and ecommerce businesses generate additional revenue from their existing consumer traffic. Fluent’s Commerce Media Solutions embeds proprietary ad-serving technology in the post-action and post-transaction inventory on partner sites and mobile apps across a range of industries, including retail, ticketing, and quick service restaurants. In 2024, we served ads to over 100 million consumers in the post-action and post-transaction moment for top-tier publishers and brands. These consumers are the highest intent consumers and drive significantly higher ROAS for our advertiser clients than those from our O&O Sites. Because Commerce Media Solutions does not require us to source traffic to partner sites, it is not subject to the sourcing challenges that resulted from the FTC Consent Order. The mix and profitability of our media channels, strategies, and partners is likely to continue to be dynamic and reflect evolving market trends and the regulatory environment.

Trends & Seasonality

We deliver data and performance-based marketing executions to our clients across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment. In 2024 and the first half of 2025, both data and performance-based spend were challenged by general economic uncertainty, but revenue declined largely due to media supply challenges in our O&O Sites, an ongoing effect of the FTC Consent Order on our owned and operated business, and declines related to the divestiture of the Company's subscription business in May 2024. For the full year ending December 31, 2025, we expect that the growth of our Commerce Media Solutions business will partially offset the year-over-year revenue decline in our owned and operated business related to continued media supply challenges and the declines related to the divestiture of the Company's subscription business in May 2024 and the discontinuation of our Affordable Care Act business in September 2024.

We continue to work with select advertiser clients to define high performing consumer segments on both our O&O Sites and Commerce Media Solutions marketplace and strategically price paid conversions accordingly. This initiative has helped clients drive higher ROAS and has driven increased spend from clients across the Media & Entertainment industry, which represents a large component of our revenue mix.

Our performance is subject to fluctuations related to seasonality and cyclicality in our clients' businesses and in media sources. Specifically, our retail specific media partners in our Commerce Media Solutions marketplace experience high seasonality based on fourth quarter consumer spending and our Call Solutions business benefits from Medicare open enrollment periods in the first and fourth quarters. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

While we were not directly impacted by the changes to U.S. tariff and trade policies, the second quarter of 2025 was characterized by continued media supply uncertainty in the O&O Sites marketplaces that has depressed gross profit in recent quarters. To confront these headwinds, we have made continued progress in driving the adoption of Commerce Media Solutions among enterprise media partners during the current quarter and anticipate securing additional long-term contracts as the market continues to expand. We observed a contraction in gross margin for Commerce Media Solutions in each of the first and second quarters of 2025 as we ventured into placements beyond post-transaction and offered early-term contract incentives on some longer-term contracts. We expect that as we improve monetization of newer placements and move beyond early-term incentives, gross margin will improve in Commerce Media Solutions and lift consolidated gross margin over time. We also continue to develop our ROAS program across additional segments of advertisers in an effort to gain additional allocations and pricing increases to help further improve our user monetization. While we do believe that a prolonged period of economic downturn could negatively influence both our advertiser spend and our commerce media traffic volumes, conversely, we believe it would drive accelerated media partner adoption of our Commerce Media Solutions.

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

Please see Item 1A. Risk Factors in the 2024 Form 10-K —"Economic or political instability could adversely affect our business, financial condition, and results of operations," and "We are exposed to credit risks from our clients, and we may not be able to collect on amounts owed to us" for further discussion of the possible impact of unfavorable conditions on our business.

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

Adjusted EBITDA is defined as net income (loss), excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) loss on early extinguishment of debt, (6) goodwill impairment, (7) impairment of intangible assets, (8) fair value adjustment of Convertible Notes with related parties (see Note 4, Long-term debt, net), (9) acquisition-related costs, (10) restructuring and other severance costs, and (11) certain litigation and other related costs.

Adjusted net income (loss) is defined as net income (loss), excluding (1) share-based compensation expense, (2) loss on early extinguishment of debt, (3) goodwill impairment, (4) impairment of intangible assets, (5) fair value adjustment of Convertible Notes with related parties, (6) acquisition-related costs, (7) restructuring and other severance costs, and (8) certain litigation and other related costs. Adjusted net income (loss) is also presented on a per share (basic and diluted) basis.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three and six months ended June 30, 2025 and 2024, which we believe is the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	2025	2024
Revenue	$44,706	$58,717	$99,916	$124,700
Less: Cost of revenue (exclusive of depreciation and amortization)	34,426	46,109	78,201	93,457
Gross profit (exclusive of depreciation and amortization)	$10,280	$12,608	$21,715	$31,243
Gross profit (exclusive of depreciation and amortization) % of revenue	23%	21%	22%	25%
Non-media cost of revenue(1)	1,663	3,057	3,959	6,561
Media margin	$11,943	$15,665	$25,674	$37,804
Media margin % of revenue	26.7%	26.7%	25.7%	30.3%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net loss for the three and six months ended June 30, 2025 and 2024, which we believe is the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(7,223)	$(11,627)	$(15,492)	$(17,903)
Income tax (benefit) expense	(107)	(775)	126	133
Interest expense, net	702	1,015	1,582	2,430
Depreciation and amortization	2,479	2,567	4,940	5,138
Share-based compensation expense	331	430	666	1,030
Loss on early extinguishment of debt	—	1,009	—	1,009
Goodwill impairment	—	1,261	—	1,261
Impairment of intangible assets	—	980	—	980
Fair value adjustment of Convertible Notes with related parties	(478)	—	(398)	—
Acquisition-related costs(1)	1,213	25	1,094	807
Restructuring and other severance costs	10	611	1,325	1,276
Certain litigation and other related costs	300	—	300	—
Adjusted EBITDA	$(2,773)	$(4,504)	$(5,857)	$(3,839)

(1)

Balance includes write-off of intangibles and prepaid expense related to the write-off of TAPP Influencers Corp. ("TAPP") in May 2025 (refer to Note 11, VIE of the Notes to our consolidated financial statements included in this Form 10-Q) in the amount of $698. Balance also includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations; earn-out expense were in the amount of ($9) and ($14) for the three months ended June 30, 2025 and 2024, respectively, and ($128) and $137 for the six months ended June 30, 2025 and 2024, respectively, while non-compete agreements were in the amount of $412 and $412 for the three months ended June 30, 2025 and 2024, respectively, and $412 and $825 for the six months ended June 30, 2025 and 2024.

Below is a reconciliation of adjusted net loss and adjusted net loss per share from net loss for the three and six months ended June 30, 2025 and 2024, which we believe is the most directly comparable U.S. GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net loss	$(7,223)	$(11,627)	$(15,492)	$(17,903)
Share-based compensation expense	331	430	666	1,030
Loss on early extinguishment of debt	—	1,009	—	1,009
Goodwill impairment	—	1,261	—	1,261
Impairment of intangible assets	—	980	—	980
Fair value adjustment of Convertible Notes with related parties	(478)	—	(398)	—
Acquisition-related costs(1)	1,213	25	1,094	807
Restructuring and other severance costs	10	611	1,325	1,276
Certain litigation and other related costs	300	—	300	—
Adjusted net loss	$(5,847)	$(7,311)	$(12,505)	$(11,540)
Adjusted net loss per share:
Basic	$(0.24)	$(0.47)	$(0.55)	$(0.72)
Diluted	$(0.24)	$(0.47)	$(0.55)	$(0.72)
Weighted average number of shares outstanding:
Basic	24,061,803	15,534,989	22,661,951	16,115,293
Diluted	24,061,803	15,534,989	22,661,951	16,115,293

(1)	Balance includes write-off of intangibles and prepaid expense related to the write-off of TAPP Influencers Corp. ("TAPP") in May 2025 (refer to Note 11, VIE of the Notes to our consolidated financial statements included in this Form 10-Q) in the amount of $698. Balance also includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations; earn-out expense were in the amount of ($9) and ($14) for the three months ended June 30, 2025 and 2024, respectively, and ($128) and $137 for the six months ended June 30, 2025 and 2024, respectively, while non-compete agreements were in the amount of $412 and $412 for the three months ended June 30, 2025 and 2024, respectively, and $412 and $825 for the six months ended June 30, 2025 and 2024.

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

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$44,706	$58,717	(24%)	$99,916	$124,700	(20%)

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

For the three months ended June 30, 2025 and 2024, revenue was comprised of owned and operated marketplaces of $21.4 million and $42.0 million, Commerce Media Solutions of $16.1 million and $7.3 million, and other streams of $7.2 million and $9.4 million, respectively. The decrease in owned and operated marketplaces revenue was primarily attributable to a decrease in media supply resulting from business practices enacted to comply with the FTC Consent Order that challenge our ability to maintain consistent volume on social media platforms. The decline in traffic drove a reduction in ad spend from key clients in the Media & Entertainment and Staffing & Recruitment sectors. Partially offsetting that decline, our Commerce Media Solutions business continued to add long-term contracts with new media partners which increased revenue from advertiser clients in the Retail & Consumer and Financial Products & Services sectors. Within our other streams, we experienced a decrease related to the AdParlor business primarily due to loss of a key retail customer in the third quarter of 2024.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

For the six months ended June 30, 2025 and 2024, revenue was comprised of owned and operated marketplaces of $52.5 million and $86.7 million, Commerce Media Solutions of $28.7 million and $13.7 million, and other streams of $18.7 million and $24.3 million, respectively. The decrease in owned and operated marketplaces revenue was primarily attributable to a decrease in media supply resulting from business practices enacted to comply with the FTC Consent Order that challenge our ability to maintain consistent volume on social media platforms. The decline in traffic drove a reduction in ad spend from key clients in the Media & Entertainment and Staffing & Recruitment sectors. Partially offsetting that decline, our Commerce Media Solutions business continued to add long-term contracts with new media partners which increased revenue from advertiser clients in the Retail & Consumer and Financial Products & Services sectors. Within our other streams, we experienced a decrease related to the True North business we exited in the second quarter of 2024, the cessation of our Affordable Care Act ("ACA") business in the third quarter of 2024 and the loss of a key retail customer of the AdParlor business in the third quarter of 2024.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Cost of revenue (exclusive of depreciation and amortization)	$34,426	$46,109	(25%)	$78,201	$93,457	(16%)

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

For the three months ended June 30, 2025 and 2024, cost of revenue (exclusive of depreciation and amortization) consisted mainly of owned and operated media and related fulfillment costs of $16.7 million and $33.5 million, Commerce Media Solutions media and related costs of $13.2 million and $5.3 million, and media enablement and other indirect costs related to our other revenue streams of $4.5 million and $7.3 million, respectively. Our owned and operated marketplaces cost of revenue (exclusive of depreciation and amortization) primarily consists of media and related costs associated with acquiring traffic from third-party publishers, digital media platforms, and influencers for our O&O Sites, fulfillment costs related to rewards earned by consumers, and associated hosting costs. The decrease in O&O Sites media cost was largely attributable to the challenges in acquiring media related to business practices enacted to comply with the FTC Consent Order. Such costs increased as a percentage of revenue. Commerce Media Solutions cost of revenue consisted of fees and revenue share payments made to media partners for ads served on their digital properties and associated hosting costs. Commerce Media Solutions media partners are generally renumerated on a per impression or revenue share basis, leading to higher and more consistent profitability. The increase in cost of revenue (exclusive of depreciation and amortization) in Commerce Media Solutions was driven by increased revenue share payments generated from impressions from new media partners added over the period. Cost of revenue (exclusive of depreciation and amortization) for Commerce Media Solutions increased as a percentage of revenue, due to the growth of certain lower margin commerce media placements and renegotiation of a key media partner's agreement. The decrease in cost of revenue (exclusive of depreciation and amortization) for other revenue streams, including media costs, enablement costs and tracking costs related to our consumer data associated with our call centers, was attributable to our exit from the True North business in the second quarter of 2024 and cessation of our ACA business in the third quarter of 2024. Cost of revenue (exclusive of depreciation and amortization) for other revenue streams decreased materially as a percentage of revenue largely related to the aforementioned exits from the True North and ACA businesses.

For the three months ended June 30, 2025, the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue decreased to 77% as compared to 79% for the three months ended June 30, 2024. The decrease was primarily driven by the aforementioned reasons and shifts in revenue mix related to the discontinuation of certain businesses in 2024.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

For the six months ended June 30, 2025 and 2024, cost of revenue (exclusive of depreciation and amortization) consisted mainly of owned and operated media and related fulfillment costs of $41.5 million and $68.5 million, Commerce Media Solutions media and related costs of $23.0 million and $9.8 million, and media enablement and other indirect costs related to our other revenue streams of $13.7 million and $15.2 million, respectively. The decrease in O&O Sites media cost was largely attributable to the challenges in acquiring media related to business practices enacted to comply with the FTC Consent Order. Such costs remained flat as a percentage of revenue. The increase in cost of revenue (exclusive of depreciation and amortization) in Commerce Media Solutions was driven by increased revenue share payments generated from impressions from new media partners added over the period. Cost of revenue (exclusive of depreciation and amortization) for Commerce Media Solutions increased as a percentage of revenue, due to the growth of certain lower margin commerce media placements and renegotiation of a key media partner agreement. The decrease in cost of revenue (exclusive of depreciation and amortization) for other revenue streams, including media costs, enablement costs and tracking costs related to our consumer data associated with our call centers, was attributable to our exit from the True North business in the second quarter of 2024 and cessation of our ACA business in the third quarter of 2024, partly offset an increase in the cost of acquiring media for our Call Solutions business in the first quarter of 2025 due to increased market demand in anticipation of regulations that were expected to go into effect during the quarter. Cost of revenue (exclusive of depreciation and amortization) for other revenue streams decreased materially as a percentage of revenue.

For the six months ended June 30, 2025, the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue increased to 78% as compared to 75% for the six months ended June 30, 2024. The increase was primarily driven by the aforementioned reasons and shifts in revenue mix related to the discontinuation of certain businesses in 2024.

In the normal course of executing paid media campaigns to source consumer traffic for our O&O Sites, we regularly evaluate new channels, strategies, and partners. For the six months ended June 30, 2025, O&O Sites digital media spend continued to be a mix of affiliate traffic, paid media from major digital platforms, influencer activations, and inventory from strategic media partners. Traffic acquisition costs incurred with the major digital media platforms have historically been higher than affiliate traffic sources and the mix and profitability of our media channels, strategies, and partners reflect evolving market dynamics, and the increased compliance obligations from the FTC Consent Order. As we evaluate and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or modify the practices of, such sources, which could reduce profitability further.

Although past levels of cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue are not indicative of future percentages in the owned and operated and Call Solutions businesses, we expect revenue share agreements in the Commerce Media Solutions to create more gross margin stability in the long-term.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Sales and marketing	$3,218	$4,605	(30%)	$7,288	$9,417	(23%)

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

For the three months ended June 30, 2025 and 2024, sales and marketing expenses consisted mainly of employee salaries and benefits of $2.6 million and $3.8 million, restructuring and severance costs of $0.0 million and $0.2 million, advertising costs of $0.2 million and $0.2 million, and professional fees of $0.1 million and $0.1 million, respectively. The decrease was primarily due to lower salaries and other employee related costs driven by a decline in headcount, along with the decrease in restructuring and severance costs in the current year period.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

For the six months ended June 30, 2025 and 2024, sales and marketing expenses consisted mainly of employee salaries and benefits of $5.7 million and $8.0 million, restructuring and severance costs of $0.4 million and $0.4 million, advertising costs of $0.5 million and $0.2 million, and professional fees of $0.3 million and $0.3 million, respectively. The decrease was primarily due to lower salaries and other employee related costs driven by a decline in headcount, partly offset by an increase in advertising costs due to increased spend on conferences as the Company further invests into the growth of Commerce Media Solutions.

Product development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Product development	$2,941	$4,717	(38%)	$6,339	$9,557	(34%)

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

For the three months ended June 30, 2025 and 2024, product development expenses consisted mainly of salaries and benefits of $2.0 million and $3.5 million, professional fees of $0.4 million and $0.5 million, software license and maintenance costs of $0.3 million and $0.4 million, and restructuring and severance costs of $0.0 million and $0.2 million, respectively. The decrease was primarily due to a decline in salaries driven by lower headcount and lower spend on IT-related vendors, along with the decrease in restructuring and severance costs in the current year period due to the timing of the reductions in product development workforce.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

For the six months ended June 30, 2025 and 2024, product development expenses consisted mainly of salaries and benefits of $4.3 million and $6.7 million, professional fees of $0.9 million and $1.0 million, software license and maintenance costs of $0.7 million and $0.9 million, and restructuring and severance costs of $0.1 million and $0.5 million, respectively. The decrease was primarily due to a decline in salaries driven by lower headcount and lower spend on IT-related vendors, along with the decrease in restructuring and severance costs in the current year period due to the timing of the reductions in product development workforce.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
General and administrative	$8,748	$8,856	(1%)	$17,330	$19,221	(10%)

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

For the three months ended June 30, 2025 and 2024, general and administrative expenses consisted mainly of employee salaries and benefits of $3.6 million and $4.2 million, professional fees of $1.1 million and $1.7 million, office overhead of $1.2 million and $1.0 million, software license and maintenance costs of $0.8 million and $0.7 million, restructuring and severance costs of $0.0 million and $0.3 million, non-cash share-based compensation expense of $0.3 million and $0.3 million, acquisition-related costs of $1.2 million and $0.0 million, and certain litigation and related costs of $0.3 million and $0.0 million, respectively. General and administrative expenses slightly decreased primarily due to lower professional fees, lower salary and benefits from reduced headcount, and lower restructuring and severance costs due to the timing of the reduction in workforce, as described below, partially offset by higher acquisition-related costs mainly due to the write-off of TAPP, and certain litigation and related costs incurred in the current period.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

For the six months ended June 30, 2025 and 2024, general and administrative expenses consisted mainly of employee salaries and benefits of $7.0 million and $8.9 million, professional fees of $2.7 million and $3.4 million, office overhead of $2.2 million and $2.0 million, software license and maintenance costs of $1.6 million and $1.5 million, restructuring and severance costs of $0.8 million and $0.4 million, non-cash share-based compensation expense of $0.5 million and $0.8 million, acquisition-related costs of $1.1 million and $0.8 million, and certain litigation and related costs of $0.3 million and $0.0 million, respectively. General and administrative expenses decreased primarily due to lower salary and benefits from reduced headcount, lower professional fees, and decreased share-based compensation from fewer grants. This was partially offset by higher restructuring and severance costs due to timing of the reduction in workforce, as described below, higher acquisition-related costs mainly due to the write-off of TAPP, and certain litigation and related costs incurred in the current period.

In each of the first three quarters of 2024 and the first quarter of 2025, we reduced our workforce by 20, 19, 29, and 24 employees, respectively, to better align resources with our strategic initiatives. In connection with the first quarter 2024 reductions, we incurred $0.7 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by September 30, 2024. In connection with the second quarter 2024 reductions, we incurred $0.6 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by December 31, 2024. In connection with the third quarter 2024 reductions, we incurred $0.5 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by March 15, 2025. In connection with the first quarter of 2025 reductions, we incurred $1.3 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by March 31, 2026. Apart from these exit-related restructuring costs, these reductions in workforce have resulted in corresponding reductions in future salary and benefits within sales and marketing, product development, and general and administrative expenses.

Depreciation and amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Depreciation and amortization	$2,479	$2,567	(3%)	$4,940	$5,138	(4%)

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The decrease in depreciation and amortization costs was mainly due to the full amortization of certain intangible assets as compared to the three months ended June 30, 2024.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The decrease in depreciation and amortization costs was mainly due to the full amortization of certain intangible assets as compared to the six months ended June 30, 2024.

Goodwill impairment and write-off of intangible assets

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2025	2024	% Change		2025	2024	% Change
Goodwill impairment and impairment of intangible assets	$—	$2,241	(100%	)	$—	$2,241	(100%	)

We recognized a $1.3 million goodwill impairment in the 2024 periods related to the All Other reporting unit and a $1.0 million impairment of its software developed for internal use related to the Fluent reporting unit and customer relationships related to the All Other reporting unit, as compared to no impairment in the 2025 periods.

Interest expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Interest expense, net	$702	$1,015	(31%)	$1,582	$2,430	(35%)

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The decrease in interest expense was driven by consulting fees capitalized and amortized over a shortened period of time during the prior period that related to the term loan with Citizens Bank, N.A. ("Citizens Bank"), partly offset by the overall higher average interest rate on the SLR Term Loan (as defined herein) in the current period.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The decrease in interest expense was driven by consulting fees capitalized and amortized over a shortened period of time during the prior period that related to the term loan with Citizens Bank, partly offset by the overall higher average interest rate on the SLR Term Loan (as defined herein) in the current period.

Fair value adjustment of Convertible Notes with related parties

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Fair value adjustment of Convertible Notes with related parties	$478	$—	100%	$398	$—	100%

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

We recognized a $0.5 million unrealized gain from the fair value adjustment of the Convertible Notes issued in August 2024 for the three months ended June 30, 2025, with no comparable gain in the prior period.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

We recognized a $0.4 million unrealized gain from the fair value adjustment of the Convertible Notes issued in August 2024 for the six months ended June 30, 2025, with no comparable gain in the prior period.

Loss on early extinguishment of debt

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Loss on early extinguishment of debt	$—	$1,009	(100%)	$—	$1,009	(100%)

We recognized a $1.0 million loss on early extinguishment of debt related to the Citizens Bank credit agreement in the 2024 periods, as compared to no loss on debt extinguishment in the 2025 periods.

Loss before income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Loss before income taxes	$(7,330)	$(12,402)	(41%)	$(15,366)	$(17,770)	(14%)

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The decline in loss before income taxes of $5.1 million was a result of the foregoing.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The decline in loss before income taxes of $2.4 million was a result of the foregoing.

Income tax benefit (expense)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Income tax benefit (expense)	$107	$775	(86%)	$(126)	$(133)	(5%)

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

For the three months ended June 30, 2025, the effective income tax rate of 1.4% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the three months ended June 30, 2024, the Company's effective income tax rate of 6.5% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

For the six months ended June 30, 2025 and 2024, the effective income tax rate of 0.8% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.

As of June 30, 2025 and 2024, the Company recorded full valuation allowances against its net deferred tax assets. The Company intends to maintain full valuation allowances against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such valuation allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

Net loss

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Net loss	$(7,223)	$(11,627)	(38%)	$(15,492)	$(17,903)	(13%)

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

For the three months ended June 30, 2025 and 2024, net loss was $7.2 million and $11.6 million, respectively, as a result of the foregoing.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

For the six months ended June 30, 2025 and 2024, net loss was $15.5 million and $17.9 million, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash provided by (used in) operating activities. For the six months ended June 30, 2025, net cash provided by operating activities was $3.0 million, compared to net cash used in operating activities of $13.2 million for the six months ended June 30, 2024. Net loss in the current year period of $15.5 million represents an improvement of $2.4 million, as compared with net loss of $17.9 million in the prior period. Adjustments to reconcile net loss to net cash provided by operating activities of $6.3 million in the current year period decreased by $3.8 million, as compared with net cash used in operating activities of $10.1 million in the prior period, primarily due to a goodwill impairment of $1.3 million, impairment of intangible assets of $1.0 million, and a loss on early extinguishment of debt of $1.0 million in the prior period that did not occur in the current year period, a fair value adjustment of Convertible Notes with related parties of $0.4 million in the current year period that did not occur in prior year period, and lower amortization of debt and share-based compensation expense in the current year period compared to prior year period, partially offset by a non-cash loss on asset write-off of $0.7 million in the current year period. Changes in assets and liabilities generated cash of $12.3 million in the current year period, as compared with consuming cash of $5.4 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash used in investing activities. For the six months ended June 30, 2025 and 2024, net cash used in investing activities was $3.2 million and $3.5 million, respectively. The decrease was primarily due to a decrease in investment in capitalized software in the current year period.

Cash (used in) provided by financing activities. For the six months ended June 30, 2025, net cash used in financing activities was $3.2 million, compared to net cash provided by $7.4 million for the six months ended June 30, 2024. The change was mainly due to lower net proceeds and higher repayments on the SLR debt revolver and less proceeds from the issuance of warrants, partly offset by lower debt financing costs.

As of June 30, 2025, we had noncancelable operating lease commitments of $4.1 million and long-term debt with a $23.3 million principal balance.

As of June 30, 2025, we had cash, cash equivalents, and restricted cash of $7.3 million, a decrease of $3.4 million from $10.7 million as of December 31, 2024.

Private Placement of Securities

On August 19, 2025, the Company entered into securities purchase agreements (the “August Purchase Agreements”) with certain officers and/or directors of the Company (collectively, the “August Inside Investors”), and the largest stockholder of the Company and other accredited investors (collectively, together with the August Inside Investors, the “August Purchasers”), pursuant to which the Company agreed to sell and the August Purchasers agreed to purchase an aggregate of (i) 3,542,856 shares (the “August Shares”) of the Company’s common stock, (ii) pre-funded warrants (the “August Pre-Funded Warrants”) to purchase up to 2,328,571 shares of the Company’s common stock (the “August Pre-Funded Warrant Shares”) and (iii) warrants (the “August Common Stock Warrants” and together with the August Pre-Funded Warrants, the “August Warrants”) to purchase up to 5,871,427 shares (the “August Common Stock Warrant Shares” and together with the August Pre-Funded Warrant Shares, the “August Warrant Shares”) of the Company’s common stock at a purchase price of (i) $1.75 per August Share and accompanying August Common Stock Warrant or (ii) $1.7495 per August  Pre-Funded Warrant and accompanying August Common Stock Warrant in a private placement for aggregate gross proceeds of approximately $10.3 million, before deducting placement agent fees and other offering expenses (the “August Offering”). The August Offering is expected to close on August 19, 2025. The Company intends to use the net proceeds from the August Offering for working capital and general corporate purposes. The August Shares, the August Warrants and the August Warrant Shares are hereinafter referred to as the “August Securities”.

Each August Common Stock Warrant is exercisable for a period of five and one-half years from the date of issuance and may be exercised six months and one day from the date of issuance at an exercise price of $2.21 per share, subject to adjustment. If, at any time after the issuance date of the August Common Stock Warrants, a registration statement covering the resale of the August Common Stock Warrant Shares is not effective, the holders may exercise the August Common Stock Warrants by means of a cashless exercise. Each August Pre-Funded Warrant will have an exercise price of $0.0005 per share of common stock, subject to adjustment, and will be immediately exercisable. Notwithstanding the foregoing, any August Pre-Funded Warrant issued to August Inside Investors will be immediately exercisable after Stockholder Approval (as defined below) and will terminate when exercised in full. The August Pre-Funded Warrants may be exercised by means of a cashless exercise. The Company is prohibited from effecting an exercise of the August Warrants to the extent that, as a result of such exercise, the holder together with the holder’s affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the August Warrants, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

Pursuant to the August Purchase Agreements, subject to certain exceptions, for a period of 90 days after the Effectiveness Date (as defined below), the Company and its subsidiaries are prohibited from issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the August Purchase Agreements) or filing any registration statement or amendment or supplement thereto, in each case other than as contemplated by the Registration Rights Agreement (as defined below). In addition, subject to certain exceptions, until the earlier of (i) the one year anniversary of the Effectiveness Date and (ii) the date on which no August Purchaser owns any August Securities, the Company is prohibited from entering into a Variable Rate Transaction (as defined in the August Purchase Agreements).

In connection with the August Offering, on August 19, 2025, the Company entered into Support Agreements with the August 2025 Inside Investors (the "August Support Agreements"). Pursuant to the August Support Agreements, the investors party thereto agreed to vote shares of the Company's common stock beneficially owned by them in favor of certain actions subject to Stockholder Approval (as defined in the August Support Agreements) at any meeting of stockholders of the Company and to vote against or decline to consent to any proposal or any other corporate action or agreement that would result in a breach by the Company of the August Purchase Agreements or impede, delay or otherwise adversely affect the consummation of the transactions contemplated by the August Purchase Agreements or any similar agreements entered into by the Company and the party stockholders in connection with the consummation of the transactions contemplated by the August Purchase Agreements.

The Company will be obligated to use its reasonable best efforts to obtain Stockholder Approval in accordance with the rules of the Nasdaq Stock Market no later than the 60th calendar day after the closing date of the August Offering (the “August Stockholder Meeting Deadline”). If, despite the Company’s reasonable best efforts the Stockholder Approval is not obtained on or prior to the August Stockholder Meeting Deadline, the Company is required to cause an additional stockholder meeting to be held within 60 days after the August Stockholder Meeting Deadline (the “Extended Stockholder Approval Period”); provided that if the Company’s annual meeting of stockholders is to be held within such period, the Company may be permitted to seek the Stockholder Approval at such annual meeting of stockholders in lieu of such additional special meeting. If the Stockholder Approval is not obtained within the Extended Stockholder Approval Period, then the Company shall convene additional stockholder meetings every 60 days thereafter until the Stockholder Approval is obtained; provided that if the Company’s annual meeting of stockholders is to be held within such period, the Company may be permitted to seek the Stockholder Approval at such annual meeting of stockholders in lieu of any such additional special meetings.

In connection with the August Offering, on August 19, 2025, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the August Purchasers pursuant to which the Company shall prepare and file with the SEC a registration statement covering the Registrable Securities (as defined in the Registration Rights Agreement) on or prior to the date that is 30 calendar days following the date of the Registration Rights Agreement (the “Filing Date”). The Company shall use its best efforts to cause the registration statement covering the Registrable Securities to be declared effective as promptly as practicable after the filing thereof, but in any event no later the 60th calendar day following the date of the Registration Rights Agreement (or in the event of a full review by the SEC, the 90th calendar day following the date of the Registration Rights Agreement) (the “Effectiveness Date”). If, among other things, the Company fails to file the registration statement by the Filing Date or fails to have such registration statement declared effective by the Effectiveness Date (the date on which such failure occurs, the “Event Date”), then on each such Event Date and on each monthly anniversary of each such Event Date until the applicable failure is cured, the Company shall pay to each August Purchaser, in cash, a fee (the “Fee”) equal to 1% of the aggregate purchase price paid by such August Purchaser; provided, however, that the Fee payable to an August Purchaser shall not exceed 10% of the aggregate purchase price paid by such August Purchaser.

The Benchmark Company, LLC, a StoneX Company (“Benchmark”), acted as sole placement agent in connection with the August Offering. The Kestrel Merchant Partners group (“Kestrel”) at Benchmark was responsible for sourcing and executing the August Offering. An affiliate of Kestrel purchased August Shares and August Common Stock Warrants in the August Offering on the same terms as the other August Purchasers.

Pursuant to the terms of an engagement letter (the “Engagement Letter”) dated as of July 21, 2025 between the Company and Benchmark, the Company (i) will pay Benchmark a total cash fee equal to 7.0% of the aggregate gross proceeds of the August Offering; provided, however, that the fee shall be equal to 3.0% for certain pre-existing investors of the Company, and (ii) will reimburse Benchmark for certain expenses.

The August Securities have not been registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

The representations, warranties and covenants contained in the August Purchase Agreements were made solely for the benefit of the parties to the August Purchase Agreements. In addition, such representations, warranties and covenants (i) are intended as a way of allocating the risk between the parties to the August Purchase Agreements and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. Accordingly, the August Purchase Agreements are included as exhibits with this filing only to provide investors with information regarding the terms of the transaction, and not to provide investors with any other factual information regarding the Company. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the August Purchase Agreements, which subsequent information may or may not be fully reflected in public disclosures.

The foregoing descriptions of the August Purchase Agreements, the August Pre-Funded Warrants, the August Common Stock Warrants, the August Support Agreements and the Registration Rights Agreement are not complete and are qualified in their entirety by reference to the full text of the form of the August Purchase Agreement, the August Pre-Funded Warrant, the August Common Stock Warrant, the August Support Agreement and the Registration Rights Agreement copies of which are filed as Exhibits 10.7, 4.3, 4.4, 10.8 and 10.9, respectively, to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Going concern

As of June 30, 2025, the Company was not in compliance with its financial covenants under the SLR Credit Agreement (as defined below) which would have resulted in an event of default. However, on August 15, 2025, the Credit Parties and SLR entered into the Fifth Amendment to the SLR Credit Agreement, (the "Fifth Amendment") which, among other things, required that the Company raise at least $8.5 million of additional capital by August 19, 2025. As noted above, on August 19, 2025, the Company entered into securities purchase agreements for approximately $10.3 million in equity capital, expected to close on August 19, 2025. In addition, the Fifth Amendment waived non-compliance with the financial covenants as of June 30, 2025 and modified the financial covenants for the periods through August 31, 2026.

Although the financial covenants under the SLR Credit Agreement were reset based on the Company’s twelve month projections, the Company has not met its projection for certain recent quarters and if during any future quarter, the Company does not comply with any of its financial covenants, such non-compliance would result in default and therefore give SLR the right to accelerate maturities. In such case, the Company would not have sufficient funds to repay the borrowings under the SLR Credit Agreement. As a result of the foregoing, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern for one year after the date of issuance of this Quarterly Report on Form 10-Q. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date of issuance of this Quarterly Report on Form 10-Q. See Item 1A. Risk Factors –— "There is substantial doubt about our ability to continue as a going concern." in this Quarterly Report on Form 10-Q.

Workforce reductions and divestitures

Given the continued challenges we have faced achieving profitability, we have made reductions in workforce, including during the first quarter of 2025 and will continue to further consider cost reduction measures and focus resources on opportunities that will enable us to meet our projected budget and cash flow requirements. Additionally, we have restructured certain long-term contracts to better align with our results and needs. We will continue to review additional other business units to determine the impact of potential divestments.

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

Our future cash requirements will depend on many factors, including changes in cash flows from our owned and operated business, employee-related expenditures, costs to support the growth in our client and partner accounts and continued client expansion of the Commerce Media Solutions business, and the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, features, and functionality. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. In order to finance such acquisitions or investments, it may be necessary for us to raise additional funds through public or private financings or draw upon our revolving facility. If we do not meet the conditions to draw, or additional financing is not accessible from outside sources, we may not be able to raise additional capital on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

SLR Credit Agreement

On April 2, 2024, Fluent, LLC, as Borrower, entered into a credit agreement (as amended, the "SLR Credit Agreement") with the Company and certain subsidiaries of the Borrower as guarantors, Crystal Financial LLC D/B/A SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and the lenders from time to time party thereto. The SLR Credit Agreement provides for a $20.0 million term loan (the "SLR Term Loan") and a revolving credit facility of up to $30.0 million (the "SLR Revolver" and, together with the SLR Term Loan, the "SLR Credit Facility"). We used a portion of the net proceeds of the SLR Credit Facility to repay our then-outstanding obligations under the Citizens Credit Agreement dated March 31, 2021, prior to its maturity. As of June 30, 2025, the SLR Credit Facility had an outstanding principal balance of $20.0 million (none of which relates to the SLR Revolver) and matures on April 2, 2029 (the "Maturity Date").

The SLR Credit Facility is secured by substantially all of our assets and those of certain of our direct and indirect subsidiaries, including Fluent, LLC. The SLR Credit Agreement contains restrictive covenants which impose limitations on the way we conduct our business, including, but not limited to, limitations on the amount of additional debt we are able to incur and our ability to make certain investments or to pay dividends or other restricted payments. The SLR Credit Agreement also contains certain affirmative covenants and customary events of default provisions, including, subject to grace periods, payment default, covenant default and judgment default.

We may voluntarily prepay the SLR Term Loan, in whole or in part, at any time, subject to a premium payable on the aggregate principal amount of any such voluntary prepayments within the first three years following the closing date. There is no principal amortization prior to maturity under the SLR Credit Agreement, except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case, subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments under the SLR Revolver will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the SLR Credit Facility will be due and payable on the Maturity Date or earlier following a change in control or other event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement currently bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus 5.75% (the "Applicable Margin"). The Applicable Margin will be reduced to 5.0% when our fixed charge coverage ratio is greater than 1.10 to 1. The opening interest rate of the SLR Credit Facility was 10.81% (SOFR + CSA + 5.25%), which changed to 10.34% (SOFR + CSA+5.75%) as of June 30, 2025.

On March 10, 2025, we entered into the Fourth Amendment to the SLR Credit Agreement, which, among other things, required that we raise at least $5.0 million of additional capital by March 20, 2025. On March 19, 2025, we entered into securities purchase agreements with certain officers and/or directors and other existing stockholders of the Company, including our largest stockholder and an institutional investor, pursuant to which we raised gross proceeds of $5.1 million, before deducting offering expenses payable by us of $0.1 million (See Note 7, Equity in the Notes to the consolidated financial statements). In addition, the Fourth Amendment waived non-compliance with the financial covenants as of December 31, 2024, extended the duration of the call protection applicable to the loans, and modified the financial covenants, among other things (See Note 4, Long-term debt, net in the Notes to the consolidated financial statements).

As of June 30, 2025, we were not in compliance with the financial covenants under the SLR Credit Agreement, as discussed above.

On August 15, 2025, we entered into the Fifth Amendment to the SLR Credit Agreement, which, among other things, required that we raise at least $8.5 million of additional capital by August 19, 2025. On August 19, 2025, the Company entered into securities purchase agreements for approximately $10.3 million in equity capital, expected to close on August 19, 2025. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Private Placement of Securities for additional information on this capital raise. In addition, the Fifth Amendment waived non-compliance with the financial covenants as of June 30, 2025 and modified the financial covenants for the periods through August 31, 2026.

Sales of securities

On May 15, 2025, the Company issued pre-funded warrants to purchase up to 1,829,956 shares of the Company's common stock, at a purchase price of $2.1995 per warrant. The aggregate gross proceeds totaled $4.0 million before deducting offering expenses payable by the Company. See Note 7, Equity in the Notes to the consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2025 and concluded they were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced a continued decline in the number of users registering on our owned and operated digital media properties ("O&O Sites") starting in 2020, following our implementation of the TQI, which eliminated a large portion of our third-party affiliate traffic. In 2023, the FTC Consent Order resulting from an investigation by the FTC imposed more rigorous standards and vetting of our third-party publishers, some of whom elected not to work with us, which negatively impacted our registration volume on our O&O Sites. These issues, coupled with intermittent difficulties sourcing traffic from social media sites, have resulted in declining revenue and profitability. Borrowings under the SLR Revolver of up to $30.0 million pursuant to the April 2, 2024 SLR Credit Agreement are limited to a borrowing base that fluctuates weekly, based on eligible accounts receivable. As a result of the borrowing base limit and the above performance issues, the available borrowing capacity has the potential to be insufficient to fund operations and meet the Company's needs.

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

As of June 30, 2025, we were not in compliance with our financial covenants under the SLR Credit Agreement, which would have resulted in an event of default. If, during any fiscal quarter, we do not comply with any of our financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. In such case, we would not have sufficient funds to repay the SLR Term Loan of $20.0 million under the SLR Credit Agreement and any outstanding balance on the SLR Revolver. However, on August 15, 2025, the Credit Parties and SLR entered into the Fifth Amendment to the SLR Credit Agreement, (the "Fifth Amendment") which, among other things, required that the Company raise at least $8.5 million of additional capital by August 19, 2025. On August 19, 2025, the Company entered into securities purchase agreements for approximately $10.3 million in equity capital, expected to close on August 19, 2025. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Private Placement of Securities for additional information on this capital raise. In addition, the Fifth Amendment waived non-compliance with the financial covenants as of June 30, 2025 and modified the financial covenants for the periods through August 31, 2026.

Although the financial covenants under the SLR Credit Agreement were reset based on the Company’s twelve month projections, the Company has not met its projection for certain recent quarters and if during any future quarter, the Company does not comply with any of its financial covenants, such non-compliance would result in default and therefore give SLR the right to accelerate maturities. In such case, the Company would not have sufficient funds to repay the borrowings under the SLR Credit Agreement. As a result of the foregoing, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern for one year after the date of issuance of this Quarterly Report on Form 10-Q.

Even with the proceeds from the August 19, 2025 capital raise, there is no assurance that the available cash, plus availability under the borrowing base on the SLR Revolver will be sufficient to fund operations over the next twelve months, and, if needed, we would seek to raise additional capital. If we are not able to raise sufficient capital to fund operations at their current levels, we will consider implementing cost-saving measures, but there is no guarantee that such plans will be successfully executed or have the expected benefits.

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

Our investment in growing our Commerce Media Solutions business may continue to compress margins, and our ability to improve profitability over time is uncertain.

As we expand our Commerce Media Solutions business, we expect increased competition, particularly as we enter new verticals and pursue long-term partnerships. In the second quarter, Commerce Media Solutions margins declined as we adopted flexible pricing to onboard new partners. While we expect margins to normalize as we scale and grow our media partner network, there is no guarantee these effects will offset additional pricing incentives and lead to margin improvement.

Additionally, as we reallocate resources from our owned and operated business to Commerce Media Solutions, owned and operated revenue has declined. If Commerce Media Solutions growth does not meet expectations, our overall revenue and profitability may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 15, 2025, a principal stockholder of the Company net exercised pre-funded warrants and was issued 909,085 shares of the Company’s common stock.

On June 24, 2025, certain officers and/or directors of the Company net exercised pre-funded warrants and were issued an aggregate of 2,250,442 shares of the Company's common stock.

The shares of common stock issued upon exercise of the pre-funded warrants were issued pursuant to the exemption from the registration requirements of the Securities Act available under Section 3(a)(9).

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication.	8-K	3.1	3/26/2015

3.2	Certificate of Incorporation.	8-K	3.2	3/26/2015

3.3	Certificate of Amendment to the Certificate of Incorporation.	8-K	3.1	9/26/2016

3.4	Certificate of Amendment to the Certificate of Incorporation.	8-K	3.1	4/16/2018

3.5	Certificate of Amendment to the Certificate of Incorporation of Fluent, Inc. effective April 11, 2024.	8-K	3.1	4/12/2024

3.6	Amended and Restated Bylaws.	8-K	3.2	2/19/2019

4.1	Form of Pre-Funded Warrant dated May 15, 2025	10-Q	4.2	05/16/2025

4.2	Form of Common Stock Warrant dated May 15, 2025	10-Q	4.3	05/16/2025

4.3	Form of Pre-Funded Warrant dated August 19, 2025				X

4.4	Form of Common Stock Warrant dated August 19, 2025				X

10.1**	Form of Securities Purchase Agreement by and among Fluent Inc. and the purchasers parties thereto	10-Q	10.6	05/16/2025

10.2	Form of Support Agreement by and among Fluent, Inc. and the parties thereto	10-Q	10.7	05/16/2025

10.3+	Amendment No. 1 to Fluent, Inc. 2022 Omnibus Equity Incentive Plan				X

10.4	Letter Agreement to Credit Agreement, dated as of July 30, 2025, by and among Fluent, LLC, Crystal Financial LLC d/b/a SLR Credit Solutions, and Crystal Financial SPV LLC				X

10.5	Letter Agreement to Credit Agreement, dated as of August 14, 2025, by and among Fluent, LLC, Crystal Financial LLC d/b/a SLR Credit Solutions, and Crystal Financial SPV LLC				X

10.6**	Fifth Amendment to Credit Agreement, dated as of August 15, 2025, by and among Fluent, LLC, Fluent, Inc., the Guarantors, Crystal Financial LLC d/b/a SLR Credit Solutions, and Crystal Financial SPV LLC				X

10.7**	Form of Securities Purchase Agreement, dated as of August 19, 2025 by and among Fluent, Inc. and the purchaser parties thereto				X

10.8	Form of Support Agreement, dated as of August 19, 2025 by and among Fluent, Inc. and the parties thereto				X

10.9**	Form of Registration Rights Agreement, dated as of August 19, 2025 by and among Fluent, Inc. and the purchasers parties thereto

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

Fluent, Inc.

August 19, 2025	By:	/s/ Ryan Perfit
Ryan Perfit
Chief Financial Officer
(Principal Financial and Accounting Officer)