Form 10-Q
period 2025-09-30
Fluent, Inc.
filed 2025-11-14
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, the registrant had 30,287,597 shares of common stock, $0.0005 par value per share, outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$9,247	$9,439
Accounts receivable, net of allowance for credit losses of $416 and $487, respectively	32,129	46,532
Prepaid expenses and other current assets	8,170	8,729
Current restricted cash	—	1,255
Total current assets	49,546	65,955
Non-current restricted cash	710	—
Property and equipment, net	140	304
Operating lease right-of-use assets	3,039	1,570
Intangible assets, net	18,861	21,797
Other non-current assets	3,764	3,991
Total assets	$76,060	$93,617
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$9,383	$8,776
Accrued expenses and other current liabilities	15,307	21,905
Deferred revenue	474	556
Current portion of long-term debt	22,165	31,609
Current portion of operating lease liability	1,087	1,836
Total current liabilities	48,416	64,682
Long-term debt, net	—	250
Convertible Notes, at fair value with related parties	3,876	3,720
Operating lease liability, net	2,182	9
Other non-current liabilities	—	1
Total liabilities	54,474	68,662
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 30,287,597 and 20,791,431, respectively; and Shares outstanding — 29,519,002 and 20,022,836, respectively	53	47
Treasury stock, at cost — 768,595 and 768,595 Shares, respectively	(11,407)	(11,407)
Additional paid-in capital	466,783	447,110
Accumulated deficit	(433,843)	(410,795)
Total shareholders' equity	21,586	24,955
Total liabilities and shareholders' equity	$76,060	$93,617

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$47,029	$64,516	$146,945	$189,216
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	36,155	48,861	114,356	142,318
Sales and marketing	3,513	3,983	10,801	13,400
Product development	2,623	4,124	8,962	13,681
General and administrative	8,563	9,067	25,893	28,288
Depreciation and amortization	2,478	2,369	7,418	7,507
Goodwill and intangible assets impairment	—	—	—	2,241
Total costs and expenses	53,332	68,404	167,430	207,435
Loss from operations	(6,303)	(3,888)	(20,485)	(18,219)
Interest expense, net	(711)	(1,281)	(2,293)	(3,711)
Fair value adjustment of Convertible Notes with related parties	(554)	(2,810)	(156)	(2,810)
Loss on early extinguishment of debt	—	—	—	(1,009)
Loss before income taxes	(7,568)	(7,979)	(22,934)	(25,749)
Income tax benefit (expense)	12	35	(114)	(98)
Net loss	$(7,556)	$(7,944)	$(23,048)	$(25,847)

Basic and diluted loss per share:
Basic	$(0.27)	$(0.48)	$(0.94)	$(1.75)
Diluted	$(0.27)	$(0.48)	$(0.94)	$(1.75)

Weighted average number of shares outstanding:
Basic	28,097,016	16,452,273	24,497,510	14,783,253
Diluted	28,097,016	16,452,273	24,497,510	14,783,253

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2025	25,037,334	$50	768,595	$(11,407)	$456,767	$(426,287)	$19,123
Vesting of restricted stock units and issuance of stock under incentive plans	50,264	—	—	—	—	—	—
Share-based compensation	—	—	—	—	486	—	486
Issuance of common stock, pre-funded warrants and common stock warrants	3,542,856	2	—	—	9,531	—	9,533
Exercise of pre-funded warrants	1,657,143	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(7,556)	(7,556)
Balance at September 30, 2025	30,287,597	$53	768,595	$(11,407)	$466,783	$(433,843)	$21,586

Balance at December 31, 2024	20,791,431	$47	768,595	$(11,407)	$447,110	$(410,795)	$24,955
Vesting of restricted stock units and issuance of stock under incentive plans	368,094	1	—	—	(1)	—	—
Share-based compensation expense	—	—	—	—	1,174	—	1,174
Issuance of common stock, pre-funded warrants and common stock warrants	3,542,856	2	—	—	18,503	—	18,505
Exercise of pre-funded warrants	5,585,216	3	—	—	(3)	—	—
Net loss	—	—	—	—	—	(23,048)	(23,048)
Balance at September 30, 2025	30,287,597	$53	768,595	$(11,407)	$466,783	$(433,843)	$21,586

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2024	14,680,246	$44	768,595	$(11,407)	$438,237	$(399,421)	$27,453
Vesting of restricted stock units and issuance of stock under incentive plans	10,038	1	—	—	(1)	—	—
Share-based compensation	—	—	—	—	470	—	470
Issuance of pre-funded warrants	2,955,084	1	—	—	(1)	—	—
Exercise of pre-funded warrants	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,944)	(7,944)
Balance at September 30, 2024	17,645,368	$46	768,595	$(11,407)	$438,705	$(407,365)	$19,979

Balance at December 31, 2023	14,384,936	$43	768,595	$(11,407)	$427,286	$(381,518)	$34,404
Vesting of restricted stock units and issuance of stock under incentive plans	305,348	2	—	—	(2)	—	—
Share-based compensation expense	—	—	—	—	1,522	—	1,522
Issuance of pre-funded warrants	—	—	—	—	9,900	—	9,900
Exercise of pre-funded warrants	2,955,084	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(25,847)	(25,847)
Balance at September 30, 2024	17,645,368	$46	768,595	$(11,407)	$438,705	$(407,365)	$19,979

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,048)	$(25,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,418	7,507
Non-cash loan amortization expense	563	1,202
Non-cash gain on contingent consideration	—	(250)
Non-cash loss on early extinguishment of debt	—	1,009
Share-based compensation expense	1,144	1,490
Fair value adjustment of Convertible Notes with related parties	156	2,810
Goodwill impairment	—	1,261
Impairment of intangible assets	—	980
Non-cash loss on asset write-off	698	—
Allowance for credit losses	(23)	412
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	14,426	3,359
Prepaid expenses and other current assets	459	(1,542)
Other non-current assets	189	280
Operating lease assets and liabilities, net	(45)	(242)
Accounts payable	607	(3,052)
Accrued expenses and other current liabilities	(6,718)	(510)
Deferred revenue	(82)	185
Other	(1)	(1,015)
Net cash used in operating activities	(4,257)	(11,963)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(4,843)	(4,727)
Acquisition of property and equipment	(48)	(1)
Net cash used in investing activities	(4,891)	(4,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of debt financing costs	43,726	54,617
Repayments of long-term debt	(53,445)	(56,214)
Debt financing costs	(375)	(1,625)
Proceeds from issuance of common stock and warrants	19,370	10,000
Equity financing costs	(865)	(100)
Proceeds from exercise of warrants	—	1
Proceeds from Convertible Notes, with related parties	—	2,050
Net cash provided by financing activities	8,411	8,729
Net decrease in cash, cash equivalents, and restricted cash	(737)	(7,962)
Cash, cash equivalents, and restricted cash at beginning of period	10,694	15,804
Cash, cash equivalents, and restricted cash at end of period	$9,957	$7,842
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,925	$2,661
Cash (refunded) paid for income taxes	$(69)	$44
Share-based compensation capitalized in intangible assets	$25	$39
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Long-term debt issuance	$—	$2,000
Consideration for True North	$—	$989

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended September 30, 2025 and 2024, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2025.

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

Reclassification

To conform with the current year presentation, certain prior year amounts related to equity financing costs have been reclassified and separately presented from proceeds from issuance of common stock and warrants on the consolidated statements of cash flow.

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

As of  September 30, 2025, the Company was in compliance with its financial covenants under the SLR Credit Agreement (as defined below in Note 4, Long-term debt, net). Although the financial covenants under the SLR Credit Agreement were reset in the third quarter of 2025 based on the Company’s twelve month projections, the Company has not met its projection for certain recent quarters, and if during any future quarter, the Company does not comply with any of its financial covenants, such non-compliance would result in default and therefore give SLR the right to accelerate maturities. In such case, the Company would not have sufficient funds to repay the borrowings under the SLR Credit Agreement. As a result of the foregoing, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern for one year after the date of issuance of this Quarterly Report on Form 10-Q.

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

In November 2024, the FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The new guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal periods, and early adoption is permitted. The guidance will be applied on a prospective basis to financial statements issued for reporting periods after the effective date, or retrospectively to any and all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 236): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which addresses challenges encountered when applying Topic 236 guidance to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments in this update will be effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal periods, and early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC No. 350-40. ASU No. 2025-06 clarified and modernizes the accounting for costs related to internal-use software. The amendments in ASU No. 2025-06 remove all references to project stages throughout Subtopic No. 350-40 and clarify the threshold entities apply to begin capitalizing costs. The guidance will be effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal periods. Companies have the option to apply the guidance on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  September 30, 2025, December 31, 2024, and December 31, 2023, the balance of deferred revenue was  $474, $556, and $430, respectively. The majority of the deferred revenue balance as of  December 31, 2024 was recognized as revenue during the first quarter of 2025.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the corresponding amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  September 30, 2025, December 31, 2024, and December 31, 2023, unbilled revenue included in the Company's accounts receivable was $11,762, $18,625, and $21,488, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not differed materially from actual invoiced revenue.

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

The Company applies the practical expedient to estimate the commission revenue for each insurance policy by applying the use of the portfolio approach to policies grouped together by product type and period submitted for effectuation. The commission revenue is variable based on a policy's estimated lifetime value ("LTV"), which is the amount of time the Company expects the policy will remain effective based on past trends, industry data, expectations as to future retention rates, and commission rates, based on the expected value method. Further, the Company considers the application of constraints to the LTV and only recognizes the amount of variable consideration believed probable to be received that will not be subject to a significant revenue reversal in the future. Based on this, the commission revenue is recorded upon satisfaction of the performance obligation, with the associated payment, typically paid monthly, over time, by the insurance provider as the consumer renews and pays the insurance provider for the policy over the duration the consumer remains on the policy. The Company reassesses the estimated LTV for the health insurance policies on a quarterly or as-needed basis. Adjustments to the LTV  may result in an increase or decrease in revenue and the corresponding asset in the period the change is made. As of September 30, 2025, the Company had receivables of $925 related to commission revenue.

Revenue Disaggregation

The following table presents the Company’s disaggregated revenue by media resources along with its availability and demand for the three and nine months ended September 30, 2025 and 2024, based on segment reporting:

	Three Months Ended September 30,			Three Months Ended September 30,
	2025			2024
	Fluent	All Other	Consolidated	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	$20,744	$—	$20,744	$43,540	$—	$43,540
Commerce Media Solutions	18,808	—	18,808	10,363	—	10,363
Call Solutions	5,283	—	5,283	7,574	—	7,574
AdParlor	—	2,183	2,183	—	2,382	2,382
All Other(1)	—	11	11	—	657	657
Total Revenue	$44,835	$2,194	$47,029	$61,477	$3,039	$64,516
(1)	Balance is fully related for the three months ended September 30, 2025 and partially related for the three months ended September 30, 2024 to commission revenues.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2025			2024
	Fluent	All Other	Consolidated	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	$73,228	$—	$73,228	$130,194	$—	$130,194
Commerce Media Solutions	47,548	—	47,548	24,031	—	24,031
Call Solutions	20,992	—	20,992	20,345	—	20,345
AdParlor	—	5,131	5,131	—	8,339	8,339
All Other(1)	—	46	46	—	6,307	6,307
Total Revenue	$141,768	$5,177	$146,945	$174,570	$14,646	$189,216
(1)	Balance is fully related for the nine months ended September 30, 2025 and partially related for the nine months ended September 30, 2024 to commission revenues.

The Owned and Operated and Commerce Media Solutions in the table above represent the Company’s data and performance-based marketing revenue. Call Solutions mainly represents the Company’s performance-based marketing revenue.

Seasonality

Our performance is subject to fluctuations related to seasonality and cyclicality in our clients' businesses and in media sources. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

(d) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for credit losses, useful lives of intangible assets, recoverability of the carrying amounts of intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, the variable commission revenue based on the estimated LTV, consolidation of VIE, fair value of Convertible Notes (as defined in Note 4, Long-term debt, net) with related parties based on input assumptions, share-based compensation and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

See Note 5, Fair Value Measurements, for further details.

(f) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired when accounted for by the acquisition method of accounting. As of September 30, 2025 and  December 31, 2024, there was no remaining goodwill.

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

2. Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, restricted stock units ("RSUs"), and restricted common stock that have vested but not been delivered during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options, RSUs, restricted stock, pre-funded warrants, common stock warrants, direct offering, deferred common stock, and unvested shares (see Note 7, Equity, below). Stock equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the three and nine months ended September 30, 2025 and 2024, basic and diluted loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(7,556)	$(7,944)	$(23,048)	$(25,847)
Denominator:
Weighted average shares outstanding	27,797,444	16,164,301	24,207,259	14,495,341
Weighted average restricted shares vested not delivered	299,572	287,972	290,251	287,912
Total basic weighted average shares outstanding	28,097,016	16,452,273	24,497,510	14,783,253
Dilutive effect of assumed conversion of restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	28,097,016	16,452,273	24,497,510	14,783,253
Basic and diluted loss per share:
Basic	$(0.27)	$(0.48)	$(0.94)	$(1.75)
Diluted	$(0.27)	$(0.48)	$(0.94)	$(1.75)

Based on exercise prices compared to the average stock prices for the three and nine months ended September 30, 2025 and 2024, certain stock equivalents have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	817,384	993,975	817,384	993,975
Stock options	331,667	298,331	331,667	298,331
Common stock warrants	7,701,383	—	7,701,383	—
Total anti-dilutive securities	8,850,434	1,292,306	8,850,434	1,292,306

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	September 30, 2025	December 31, 2024
Gross amount:
Software developed for internal use	3	$30,346	$25,478
Acquired proprietary technology	3-5	14,282	15,792
Customer relationships	5-10	36,686	36,686
Trade names	4-20	16,657	16,657
Domain names	20	195	195
Databases	5-10	31,292	31,292
Non-compete agreements	2-5	1,768	1,768
Total gross amount		131,226	127,868

Accumulated amortization:
Software developed for internal use		(20,753)	(16,709)
Acquired proprietary technology		(14,282)	(15,037)
Customer relationships		(36,350)	(35,952)
Trade names		(8,325)	(7,711)
Domain names		(94)	(87)
Databases		(30,793)	(28,807)
Non-compete agreements		(1,768)	(1,768)
Total accumulated amortization		(112,365)	(106,071)

Net intangible assets:
Software developed for internal use		9,593	8,769
Acquired proprietary technology		—	755
Customer relationships		336	734
Trade names		8,332	8,946
Domain names		101	108
Databases		499	2,485
Total intangible assets, net		$18,861	$21,797

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, and databases primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015; the acquisition of Q Interactive, LLC, effective June 8, 2016; the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019; the acquisition of a 50% interest in Winopoly, LLC, effective April 1, 2020; and the initial consolidation of TAPP Influencers Corp. ("TAPP"), effective  January 9, 2023. On May 20, 2025, the Company entered into an updated agreement with the key employee of TAPP, terminating all prior agreements. As a result, the Company determined that it was no longer the primary beneficiary, and under ASC 810, TAPP was no longer being consolidated under ASC 810.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The Company completed its quarterly triggering event assessment for the three months ended  September 30, 2025 and determined that no triggering event had occurred requiring further impairment assessment of its long-lived assets.

Amortization expenses of $2,408 and $2,299 for the three months ended  September 30, 2025 and 2024, respectively, and $7,206 and $7,277 for the nine months ended September 30, 2025 and 2024, respectively, are included in depreciation and amortization expenses in the consolidated statements of operations. As of September 30, 2025, intangible assets with a carrying amount of $673, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use. Further, during the nine months ended September 30, 2025, the Company recognized a loss of $598 related to the write-off of the acquired proprietary technology in connection with TAPP (see Note 11, Variable interest entity).

As of September 30, 2025, estimated amortization expenses related to the Company's intangible assets for the remainder of 2025 and through 2030 and thereafter are as follows:

Year	September 30, 2025
Remainder of 2025	$1,627
2026	4,239
2027	4,025
2028	3,226
2029	828
2030 and thereafter	4,916
Total	$18,861

4. Long-term debt, net

Long-term debt, net of unamortized discount and financing costs, related to the SLR Credit Facility (as defined herein), Note Payable (as defined herein), and Convertible Notes with related parties (as set forth herein) consisted of the following:

	September 30, 2025	December 31, 2024
Credit Facility due 2029 (less unamortized discount and financing costs of $1,161 and $1,186, respectively)	$21,415	$30,359
Note Payable due 2026	750	1,500
Convertible Notes with related parties	3,876	3,720
Long-term debt, net	26,041	35,579
Less: Current portion of long-term debt	(22,165)	(31,609)
Long-term debt, net (non-current)	$3,876	$3,970

Credit Facility

On April 2, 2024, Fluent, LLC, a wholly owned subsidiary of the Company (the "Borrower"), entered into a credit agreement (as amended, the "SLR Credit Agreement") with certain of its subsidiaries and the Company (collectively, the "Credit Parties"), as guarantors, and Crystal Financial LLC d/b/a SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and each other lender from time to time party thereto.

The SLR Credit Agreement provides for a $20,000 term loan (the "SLR Term Loan") and a revolving credit facility of up to $30,000 (the "SLR Revolver," and, together with the SLR Term Loan, the "SLR Credit Facility"). As of September 30, 2025, the SLR Credit Facility had an outstanding principal balance of $22,576 (of which none relates to the SLR Revolver) and matures on April 2, 2029.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

There is no principal amortization prior to maturity under the SLR Credit Agreement except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the SLR Credit Facility are due and payable on the five-year anniversary of the closing date or earlier following a change in control or an event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus a margin (the "Applicable Margin") of 5.25% which was increased to 5.75% pursuant to the Second Amendment to the SLR Credit Agreement (the "Second Amendment"). The Applicable Margin will be reduced to 5.0% when the Borrower's fixed charge coverage ratio is greater than 1.10 to 1. The opening interest rate of the SLR Credit Facility was 10.81% (SOFR + CSA + 5.25%), which changed to 10.18% (SOFR + CSA + 5.75%) as of  September 30, 2025.

The SLR Credit Agreement contains restrictive covenants that impose limitations on the way the Credit Parties conduct business, including limitations on the amount of additional debt the Credit Parties are able to incur and their ability to make certain investments or other restricted payments. The SLR Credit Agreement is guaranteed by the Company and certain of its direct and indirect subsidiaries and is secured by substantially all of the Company's assets and those of its direct and indirect subsidiaries, including the Borrower.

The Borrower's ability to draw on the SLR Revolver depends on its borrowing base, which is calculated weekly by applying specified percentages established by SLR to the Borrower's eligible accounts receivable and cash, less reserves, subject to certain limitations. When the borrowing base does not support amounts exceeding our $20,000 SLR Term Loan, the Borrower is required to maintain a restricted cash balance with the lender.

Debt issuance costs and debt discount costs, net of accumulated amortization, related to the issuance and amendments of the SLR Revolver were $703 and $1,038, respectively, as of September 30, 2025. The amounts are included in other non-current assets in the Company's consolidated balance sheets. The Company amortizes these costs over the life of the related debt.

On  May 15, 2024, the Credit Parties and SLR entered into the First Amendment to the SLR Credit Agreement (the "First Amendment"), pursuant to which SLR, among other things, (1) waived any required prepayments on the SLR Revolver from the proceeds from the Company's  private placement offering completed in May 2024 (the "May 2024 Private Placement") (see Note 7, Equity), (2) required that the Credit Parties (as defined in the SLR Credit Agreement) retain a financial advisor to assist in preparing the Company's projections, (3) increased the minimum excess availability covenant following the May 2024 Private Placement, (4) amended the definition of borrowing base (as defined in the SLR Credit Agreement), and (5) amended certain post-closing obligations.

On  August 19, 2024, the Credit Parties and SLR entered into the Second Amendment to the SLR Credit Agreement (the "Second Amendment"), which, among other things, required that the Company raise $2,000 in additional capital. To raise the capital, the Company entered into convertible subordinated notes, as described below, raising an aggregate of $2,050. In addition, (1) SLR waived non-compliance with the financial covenants as of  June 30, 2024, (2) modified the financial covenants through  December 31, 2025, (3) ended a requirement to engage a financial advisor, (4) increased the Applicable Margin from 5.25% to 5.75%, and (5) waived any required prepayments from the proceeds from the convertible subordinated notes financing.

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

On  August 15, 2025, the Credit Parties and SLR entered into the Fifth Amendment to the SLR Credit Agreement, (the "Fifth Amendment") which, among other things, required that the Company raise at least $8,500 of additional capital by  August 19, 2025. In addition, SLR (1) waived non-compliance with the financial covenants as of  June 30, 2025, and (2) modified the financial covenants for the periods through August 31, 2026.

As of  September 30, 2025, the Company was in compliance with its financial covenants under the SLR Credit Agreement.

If, during any fiscal quarter, the Company does not comply with any of its financial covenants, such non-compliance would result in an event of default that would give SLR the right to accelerate maturities. In such case, the Company would not have sufficient funds to repay the SLR Term Loan under the SLR Credit Agreement and any outstanding balance on the SLR Revolver. As a result of the foregoing, all borrowings under the Credit Agreement have been classified as current as of  September 30, 2025.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Note Payable

On March 17, 2024, Fluent, LLC entered into a junior secured promissory note (the "Note Payable") with Freedom Debt Relief, LLC ("FDR") in the principal amount of $2,000 in connection with the Berman Settlement Agreement (as defined herein) (see Note 10, Contingencies). The Note Payable bears interest equal to one-month CME Term SOFR (defined as the rate published by the CME Group Benchmark Administration Limited) plus 11.0% per annum, compounded quarterly. The opening interest rate of the Note Payable was 16.32% (SOFR + 11%), which changed and was 15.32% (SOFR + 11%) as of  September 30, 2025.

A maximum of $1,000 of the borrowings under the Note Payable is secured by substantially all of the assets of Fluent, LLC. This security interest is subordinate to the security interest under the SLR Credit Agreement.

The Note Payable matures on March 31, 2026 and interest is payable quarterly. Scheduled principal amortization of the Note Payable is $250 per quarter, which commenced with the fiscal quarter ended June 30, 2024, but was subsequently paid upon receipt of the invoice from FDR and applied as of July 17, 2024.

Convertible Notes with related parties

On  August 19, 2024, the Company entered into a securities purchase agreement (the "Notes Purchase Agreement") with certain of the Company's officers and directors and the largest stockholder to sell convertible subordinated promissory notes (the "Convertible Notes") in aggregate principal amount of $2,050. The Convertible Notes mature on April 2, 2029, and bear interest at 13% per annum payable quarterly. Subject to certain payment conditions in the Subordination Agreements (as defined below), the Company  may pay interest quarterly in kind or in cash beginning  December 31, 2024 and may prepay the Convertible Notes in whole or in part at any time upon ten days’ written notice.

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

Within ASC 825-10-45-5, the estimated fair value adjustments are recognized as a component of other comprehensive income with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) within the consolidated statement of operations. As then provided by ASC 825-10-50-30(b), the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the consolidated statements of operations, as the Company concluded that the change in fair value of the Convertible Notes was not attributable to instrument-specific credit risk. The Company then elected to not present the interest expense for the Convertible Notes separately.

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

As of September 30, 2025, the principal balance of the Convertible Notes was $2,364, with a fair value of $3,876. The Company recognized an additional increase in fair value of $554 and $156 for the three and nine months ended September 30, 2025, respectively, which was recognized in other income (expense) from operations. For the nine months ended September 30, 2025, accrued interest was paid in kind.

Maturities

As of September 30, 2025, scheduled future maturities of the Company's debt are as follows, not reflective of the debt being accelerated as noted in Note 1, Summary of significant accounting policies:

Year	September 30, 2025
Remainder of 2025	$250
2026	500
2027	—
2028	—
2029	24,940
Total maturities	$25,690

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

Restricted cash

Restricted cash includes a separately maintained cash account, as required under the terms of a lease agreement the Company entered into on  October 10, 2018 for office space in New York City. On  April 15, 2025, the Company received the landlord’s consent for the second amendment to its sublease, which reduced the subleased premises and payments, effective  March 19, 2025. The consent also approved the extension of the sublease term by four years, effective  April 15, 2025. In connection with this lease agreement, the Company recorded $710 in non-current restricted cash as of September 30, 2025, and $1,255 in current restricted cash as of  December 31, 2024, on the consolidated balance sheets.

As of September 30, 2025, the Company regards the fair value of its long-term debt to approximate its carrying value.

The following tables present the Company’s fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Restricted cash	$710	—	—	$1,255	—	—
Liabilities:
Long-term debt, net(1)	—	23,326	—	—	33,045	—
Convertible Notes with related parties	—	—	3,876	—	—	3,720
Contingent consideration in connection with TAPP(2)	—	—	25	—	—	988

(1)	Inclusive of the credit facilities and note payable. The debt fair value does not include debt issuance costs or debt discount. See Note 4, Long-term debt, net.
(2)	Balance recorded in accrued expenses and other current liabilities with changes to the balance as a result of adjustment of the fair value related to the initial discount rate and payments made.

Convertible Notes with related parties

The Company issued the Convertible Notes on August 19, 2024 and elected the fair value option. See Note 4, Long-term debt, net. The following is a reconciliation of the fair value from December 31, 2024 to September 30, 2025:

Amount
Fair value as of December 31, 2024	$3,720
Loss on change in fair value reported in the consolidated statements of operations	156
Fair value as of September 30, 2025	$3,876

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

As the Convertible Notes mature on  April 2, 2029, and bear interest at 13% per annum paid in kind but may be converted into shares of the Company’s common stock (the "call option"), the estimated fair value is computed as the sum of (a) the present value of the expected interest and principal payments using the discounted cash flow method based on an estimated discount rate and (b) the fair value of the call option computed using the Black-Scholes model. Both approaches are based on the following assumptions:

Assumptions	September 30, 2025
Face value of principal payable	$2,364
Strike price	3.01
Value of common stock	2.22
Expected term (years)	3.5
Volatility	79.0%
Risk free rate	3.7%
Discount rate	11.7%

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

Amount
Fair value as of December 31, 2024	$988
Adjustment to compensation expense	25
Payment of compensation expense	(988)
Fair value as of September 30, 2025	$25

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of September 30, 2025, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be a Level 3 measurement, as certain inputs used to determine fair value are unobservable. See Note 1(f), Goodwill.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate (“AETR”). The Company updates its estimated AETR on a quarterly basis and, if the estimate changes, a cumulative adjustment is made.

As of  September 30, 2025 and December 31, 2024, the Company recorded a full valuation allowance against net deferred tax assets and intends to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these valuation allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded. However, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the nine months ended September 30, 2025, the Company's effective income tax rate of negative 0.5% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the nine months ended September 30, 2024, the Company's effective income tax rate of 0.4% primarily represents state and local tax expense and losses for which no tax benefit was recognized.

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

On July 4, 2025, the One Big Beautiful Bill Act was enacted, introducing amendments to United States (“U.S.”) tax laws with various effective dates from 2025 to 2027. The Company is currently assessing the implications of these tax law changes and does not expect a material impact on its financial statements in the current year.

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

As of  September 30, 2025 and December 31, 2024, the number of issued shares of common stock was 30,287,597 and 20,791,431, respectively, which included shares of treasury stock of 768,595 and 768,595, respectively.

For the nine months ended September 30, 2025, the increase in the number of issued shares of common stock was the result of the exercise of pre-funded warrants for 5,585,216 shares of common stock, the issuance of 3,542,856 shares of common stock as part of the August 2025 Purchase Agreements (as defined herein), and the issuance of 368,094 shares of common stock issued upon vesting of RSUs, in which no shares of common stock were withheld to cover statutory taxes upon such vesting.

Registered direct offering

On November 29, 2024, the Company entered into securities purchase agreements (the "Registered Direct Purchase Agreements") with certain pre-existing institutional investors (the "Registered Direct Investors"), pursuant to which the Company agreed to sell to such investors an aggregate of  2,483,586 shares of common stock of the Company, $0.0005 par value per share (the "Registered Direct Offering"). The Registered Direct Offering was made pursuant to the Company's shelf registration statement on Form S- 3, which was declared effective by the SEC on September 9, 2024.

In connection with the Registered Direct Offering, the Company entered into a placement agency agreement (the "Placement Agency Agreement") with ThinkEquity LLC as the placement agent (the "Placement Agent"), for the sale of 1,943,676 shares of common stock to the Registered Direct Investors. Pursuant to the Placement Agency Agreement, the Company, among other things, paid the Placement Agent a cash fee equal to 4% of the gross proceeds raised in the Registered Direct Offering by an investor making an investment of $4,500.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

On November 29, 2024, the Company entered into securities purchase agreements (the "December 2024 Purchase Agreements") with certain accredited or sophisticated investors (the "December 2024 Purchasers"), all of whom were related parties, pursuant to which the Company agreed to sell to the December 2024 Purchasers unregistered pre-funded warrants (the "December 2024 PFWs") to purchase up to 1,187,802 shares of the Company’s common stock, at a purchase price of $2.3147 per December 2024 PFW and an exercise price of $0.0005 per share of common stock (the "December Private Placement"). The December 2024 Purchasers consisted of three officers and/or directors and the largest stockholder of the Company. No underwriting discounts or commissions were paid with respect to the December Private Placement.

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

On May 15, 2025, the Company entered into securities purchase agreements (the "May 2025 Purchase Agreements") with certain accredited or sophisticated investors (the "May 2025 Purchasers"), all of whom were related parties, pursuant to which the Company sold to the May 2025 Purchasers (i) unregistered pre-funded warrants (the "May 2025 PFWs") to purchase up to 1,829,956 shares of the Company’s common stock, and (ii) unregistered warrants (the "May 2025 Common Stock Warrants") to purchase up to 1,829,956 shares of the Company’s common stock (the "May 2025" Private Placement"). The May 2025 PFWs had a purchase price of $2.1995, have an exercise price of $0.0005 per share of common stock, will become immediately exercisable after stockholder approval and will terminate when exercised in full. The May 2025 Common Stock Warrants have an exercise price of $2.20 and will expire three years from the issuance date. The May 2025 Purchasers consisted of four officers and/or directors, the Company’s largest stockholder, and institutional investors or others for whom they have or share beneficial ownership. No underwriting discounts or commissions were paid with respect to the May 2025 Private Placement.

The aggregate gross proceeds totaled $4,025, before deducting offering expenses payable by the Company of $54. The allocation of the fair values was $2,671 for the May 2025 PFW and $1,354 for the May 2025 Common Stock Warrants. The Company's largest stockholder exercised its May 2025 PFWs on May 19, 2025. The May 2025 PFWs purchased by the four officers and/or directors of the Company will become immediately exercisable after stockholder approval of the transactions contemplated by the May 2025 Purchase Agreements and will terminate when exercised in full.

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

On August 19, 2025, the Company entered into securities purchase agreements (the "August 2025 Purchase Agreements") with certain officers and/or directors of the Company or others for whom they have or share beneficial ownership (the “August 2025 Inside Investors”), the largest stockholder of the Company and other accredited investors, (collectively, together with the August 2025 Inside Investors, the “August 2025 Purchasers”), pursuant to which the Company sold to the August 2025 Purchasers (i) 3,542,856 unregistered shares (the “August 2025 Shares”) of common stock, (ii) unregistered pre-funded warrants (the “August 2025 PFWs") to purchase up to 2,328,571 shares of the Company’s common stock, and (iii) unregistered warrants (the "August 2025 Common Stock Warrants" and, together with the August 2025 PFWs, the "August 2025 Warrants") to purchase up to 5,871,427 shares of the Company’s common stock (the "August 2025 Private Placement").

Each August 2025 Share and accompanying August 2025 Common Stock Warrant were sold together at a purchase price of $1.75 per share and accompanying warrant, and each August 2025 PFW and accompanying August 2025 Common Stock Warrant were sold together at a purchase price of $1.7495 per pre-funded warrant and accompanying warrant, for aggregate gross proceeds of approximately $10,275 before deducting estimated offering expenses of approximately $742 payable by the Company. The allocation of the fair values was $3,271 for the August 2025 Shares, $2,150 for the August 2025 PFWs and $4,854 for the August 2025 Common Stock Warrants.

The August 2025 PFWs have an exercise price of $0.0005 per share of common stock and were immediately exercisable upon issuance for all August 2025 Purchasers other than the August 2025 Inside Investors, for whom exercisability requires stockholder approval, and will terminate when exercised in full. The August 2025 Common Stock Warrants are exercisable for a period of five and one-half years from the date of issuance and may be exercised six months and one day from the date of issuance at an exercise price of $2.21 per share, subject to adjustment. The Company is prohibited from effecting an exercise of the August 2025 Warrants to the extent that, as a result of such exercise, the holder together with the holder’s affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the August 2025 Warrants, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

Substantially all of the August 2025 Purchasers (other than the August 2025 Inside Investors) exercised their August 2025 PFWs during the month of September 2025, for an aggregate of 1,657,143 shares of common stock, leaving  August 2025 PFWs to purchase 671,428 shares unexercised, 585,714 of which are represented by August 2025 Inside Investors and are not exercisable until stockholder approval is obtained.

The Company was obligated to use its reasonable best efforts to obtain such stockholder approval of the exercise of the August 2025 PFWs by August 2025 Inside Investors no later than the 60th calendar day after the closing date of the offering. However, the Company entered into amendments to the August 2025 Purchase Agreements extending the obligation to obtain such stockholder approval until the 2026 annual meeting of stockholders.

In connection with the August 2025 Private Placement, on August 19, 2025, the Company entered into support agreements (the “August Support Agreements”) with the August 2025 Purchasers, pursuant to which the purchasers agreed to vote their beneficially owned shares of the Company’s common stock in favor of certain actions requiring Stockholder Approval (as defined in the August Support Agreements) and against any proposal or any other corporate action or agreement that would result in a breach by the Company of the August 2025 Purchase Agreements or impede, delay, or otherwise adversely affect the consummation of the transactions contemplated by the August 2025 Purchase Agreements or any similar agreements entered into by the Company and the party stockholders in connection with the consummation of the transactions contemplated by the August 2025 Purchase Agreements.

Furthermore, in connection with the August 2025 Private Placement, on August 19, 2025, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the August 2025 Purchasers pursuant to which the Company was required to file a registration statement covering the resale of the Registrable Securities (as defined in the Registration Rights Agreement). The Company filed a registration statement on Form S-3 with the SEC on September 15, 2025, and it was declared effective on September 24, 2025.

As of  September 30, 2025, an aggregate of 5,585,216 of the December 2024 PFWs, March 2025 PFWs,  May 2025 PFWs, and August 2025 PFWs were exercised. As of December 31, 2024, all of the May 2024 PFWs and 647,892 of the December 2024 PFWs were exercised.

The issuance of the March 2025 PFWs, May 2025 PFWs, and August 2025 PFWs was reflected in the Company's stockholders' equity within common stock and additional paid-in-capital as of  September 30, 2025. In accordance with ASC 815-40, Derivatives and Hedging, a contract is classified as an equity agreement if it is both indexed to its own stock and classified in stockholders' equity. The May 2024 PFWs, December 2024 PFWs, March 2025 PFWs, and August 2025 PFWs met the requirements of being classified as equity because (i) they had a fixed share limit and the Company had sufficient authorized and unissued shares, (ii) they required physical or net share settlement, and (iii) no cash payments or settlement top-off was required by the Company.

Common stock warrants

As of  September 30, 2025 and December 31, 2024, the Company had 7,701,383 and 0 common stock warrants outstanding, respectively. The Company determined that the detachable common stock warrants issued in connection with the May 2025 Purchase Agreements and August 2025 Purchase Agreements met the definition of freestanding financial instruments and qualified for classification as permanent equity under applicable accounting guidance. As the common stock warrants were issued in conjunction with the other equity instruments, the proceeds have been allocated to each using the relative fair value method and recorded as a component of additional paid-in-capital as of the issuance date. These warrants are included in the diluted earnings per share calculation when they are in-the-money and dilutive, as their features are considered participatory in nature. See Note 2, Income (loss) per share, for further detail.

Treasury stock

As of  September 30, 2025 and December 31, 2024, the Company held shares of treasury stock of 768,595 and 768,595, respectively, with a cost of $11,407 and $11,407, respectively.

The Company's share-based incentive plans allow employees the option to either make a cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the nine months ended September 30, 2025, no shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose. See Note 8, Share-based compensation.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

8. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 2,570,421 shares of the Company's common stock. The 2022 Plan was amended on June 18, 2025 at the Company’s annual meeting of stockholders which approved an increase of the number of shares of common stock authorized for issuance under the 2022 Plan by 2,000,000 shares. As of September 30, 2025, the Company had 2,325,918 shares of common stock available for grants pursuant to the 2022 Plan, which includes 328,517 shares of common stock previously available for issuance under the 2018 Stock Incentive Plan.

On September 22, 2025, the Company's Board of Directors approved the Fluent, Inc. Equity Participation Plan (the “2025 Plan”). The 2025 Plan provides for the grant of cash-settled awards that track the value of the Company’s common stock and are accounted for under the same share reserve authorized under the 2022 Plan. No additional shares were authorized in connection with the adoption of the 2025 Plan.

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

Stock options

The Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved the grant of stock options to certain Company officers, which were issued on  February 1, 2019,  December 20, 2019, March 1, 2020, and  March 1, 2021. Subject to continuing service, 50% of the stock options will vest if the Company's stock price remains above 125%, 133.33%, 133.3% and 133.33%, respectively, of the exercise prices for twenty consecutive trading days, and the remaining 50% of the stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise prices for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date.

As of September 30, 2025, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any stock options that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$16.86	$9.48	$8.76	$26.04
Fair value higher range	$17.16	$9.66	$8.94	$26.58
Exercise price	$28.32	$15.36	$13.98	$37.98
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

On  September 9, 2024, the Compensation Committee approved the grant of stock options to the Company's Chief Financial Officer in connection with his employment agreement. Subject to his continuing service, 50% of the stock options will vest if the average closing price of the Company's common stock is equal to three times the exercise price for ten consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the average closing price of the Company's common stock is equal to five times the exercise price for ten consecutive trading days. Notwithstanding the foregoing, the options will immediately vest upon the occurrence of certain conditions such as a change in control. The fair value of the stock option granted was estimated on the date of the grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair value for the award is summarized below:

Issuance Date	September 9, 2024
Fair value lower range	$—
Fair value higher range	$15.59
Exercise price	$2.75
Expected term (in years)	3.0 - 4.3
Expected volatility	65%
Dividend yield	—%
Risk-free rate	3.7%

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the nine months ended September 30, 2025, details of stock option activity were as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2024	397,667	$18.33	6.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(66,000)	—	—	—
Outstanding as of September 30, 2025	331,667	$16.35	6.1	$—
Options exercisable as of September 30, 2025	189,001	$25.03	3.8	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the nine months ended September 30, 2025, the unvested balance of stock options was as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2024	148,666	$5.66	9.4
Granted	—	—	—
Forfeited	—	—	—
Vested	(6,000)	—	—
Unvested as of September 30, 2025	142,666	$4.30	8.8

Compensation expense recognized for stock options was $59 and $4 for the three months ended September 30, 2025 and 2024, respectively, and $96 and $5 for the nine months ended September 30, 2025 and 2024, respectively, was recognized in product development and general and administrative expenses in the consolidated statements of operations. As of September 30, 2025, there was $203 of unrecognized share-based compensation with respect to outstanding stock options.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Restricted stock units and restricted stock

For the nine months ended September 30, 2025, details of unvested RSU activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2024	801,525	$20.72
Granted	483,101	2.18
Vested and delivered	(368,094)	4.61
Withheld as treasury stock (1)	—	—
Vested not delivered (2)	(21,897)	8.42
Forfeited	(77,251)	3.63
Unvested as of September 30, 2025	817,384	$18.81

(1)

As discussed in Note 7, Equity, the treasury stock relates to shares withheld to cover statutory withholding taxes upon the delivery of shares following the vesting of RSUs. As of September 30, 2025, there were 768,595 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the nine months ended September 30, 2025, there was a change in the vested not delivered balance due to a net 21,897 shares that were deferred due to timing of delivery of certain shares, of which no shares had elected deferred delivery. As of September 30, 2025, 307,556 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs of $427 and $466 for the three months ended September 30, 2025 and 2024, respectively, and $1,078 and $1,517 for the nine months ended September 30, 2025 and 2024, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of September 30, 2025, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $1,803, which is expected to be recognized over a weighted average period of 1.8 years.

For the three and nine months ended September 30, 2025 and 2024, share-based compensation for the Company's stock options, RSUs, and common stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and marketing	$123	$22	$175	$163
Product development	80	74	162	174
General and administrative	275	364	812	1,146
Share-based compensation expense	478	460	1,149	1,483
Capitalized in intangible assets	8	10	25	39
Total share-based compensation	$486	$470	$1,174	$1,522

As of September 30, 2025 and December 31, 2024, the Company recorded a liability of $25 and $29, respectively, related to PSUs that are to be settled in cash.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

As of  September 30, 2025, the Company had three operating segments: a) "Fluent", representing Owned and Operated and Commerce Media Solutions revenue, b) "Call Solutions", and c) "AdParlor". The Company determined that there was one reportable segment, "Fluent," for the purposes of segment reporting. The Fluent reporting segment combines the Fluent operating segment with the Call Solutions operating segment. This reporting unit works with advertisers to then bring consumers to their products through multiple media channels and earn revenue when a consumer completes an action as agreed upon with the advertisers. The "All Other" segment represents the operating results of AdParlor, LLC, which mainly performs media buying, and those businesses sold or in run-off, which are included for purposes of reconciliation of the respective balances below to the consolidated financial statements.

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

Summarized financial information concerning the Company's segments for the three and nine months ended September 30, 2025 and 2024 are shown in the following tables below, noting prior period amounts have been recast to conform to the Company's current period segment presentation:

	Three Months Ended September 30,			Three Months Ended September 30,
	2025			2024
	Fluent	All Other	Total	Fluent	All Other	Total
Revenue(1):
United States	$28,330	$2,194	$30,524	$42,017	$3,039	$45,056
International	16,505	—	16,505	19,460	—	19,460
Total segment revenue	$44,835	$2,194	$47,029	$61,477	$3,039	$64,516
Costs of revenue
Cost of revenue (exclusive of depreciation and amortization)	35,858	297	36,155	47,824	1,037	48,861

Costs and expenses:
Salaries and benefits	7,805	1,024	8,829	8,843	1,478	10,321
Professional fees	2,391	87	2,478	1,810	244	2,054
IT and software	1,142	65	1,207	967	124	1,091
Other segment items(2)	1,840	345	2,185	3,316	392	3,708
EBITDA	$(4,201)	$376	$(3,825)	$(1,283)	$(236)	$(1,519)
Depreciation and amortization	2,422	56	2,478	2,319	50	2,369
Total (loss) income from operations	$(6,623)	$320	$(6,303)	$(3,602)	$(286)	$(3,888)

Reconciliation of profit or loss
Interest Expense			(711)			(1,281)
Fair value adjustment of Convertible Notes with related parties			(554)			(2,810)
Loss on early extinguishment of debt			—			—
Loss before income taxes			$(7,568)			$(7,979)

(1) Revenue aggregation is based upon location of the customer.

(2) Balance includes sales and marketing expense, travel and entertainment expense, office overhead, restructuring and severance, goodwill impairment and impairment of intangible assets, and other operating costs.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2025			2024
	Fluent	All Other	Total	Fluent	All Other	Total
Revenue(1):
United States	$92,132	$5,177	$97,309	$111,337	$14,646	$125,983
International	49,636	—	49,636	63,233	—	63,233
Total segment revenue	$141,768	$5,177	$146,945	$174,570	$14,646	$189,216
Costs of revenue
Cost of revenue (exclusive of depreciation and amortization)	113,891	465	114,356	133,155	9,163	142,318

Costs and expenses:
Salaries and benefits	22,837	3,071	25,908	26,844	7,029	33,873
Professional fees	6,051	251	6,302	5,923	820	6,743
IT and software	3,399	210	3,609	2,899	594	3,493
Other segment items(2)	9,003	834	9,837	9,614	3,887	13,501
EBITDA	$(13,413)	$346	$(13,067)	$(3,865)	$(6,847)	$(10,712)
Depreciation and amortization	7,252	166	7,418	6,706	801	7,507
Total (loss) income from operations	$(20,665)	$180	$(20,485)	$(10,571)	$(7,648)	$(18,219)

Reconciliation of profit or loss
Interest Expense			(2,293)			(3,711)
Fair value adjustment of Convertible Notes with related parties			(156)			(2,810)
Loss on early extinguishment of debt			—			(1,009)
Loss before income taxes			$(22,934)			$(25,749)

(1) Revenue aggregation is based upon location of the customer.

(2) Balance includes sales and marketing expense, travel and entertainment expense, office overhead, restructuring and severance, goodwill impairment and impairment of intangible assets, and other operating costs.

	September 30,	December 31,
	2025	2024
Total assets:
Fluent	$67,521	$84,373
All Other	8,539	9,244
Total assets	$76,060	$93,617

As of September 30, 2025, long-lived assets are all located in the United States.

For the nine months ended  September 30, 2025, 20.2% of the Company's consolidated revenue was earned from customers located in Israel.

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

True North

On  May 1, 2024, the Company and Caspian Ventures, LLC ("Caspian") entered into a membership interest purchase agreement pursuant to which the Company conveyed 100% of the membership interests of True North Loyalty, LLC and its direct and indirect subsidiaries (collectively, "True North") to Caspian (the "True North Conveyance"). True North is a subscription-based business that utilizes call center operations and other media channels to market third-party recurring revenue services to consumers. The deemed fair value of the consideration received was $989, which consisted of (i) the forgiveness of a $500 deferred payment owed by the Company in connection with the Company's acquisition of True North on  January 1, 2022 (the "True North Acquisition"), (ii) a share of the True North contribution margin after the closing until the Company has received an amount equal to the closing net working capital of approximately $168, and (iii) a continued share of the True North contribution margin of an additional amount at fair value of $321. The True North founder entered into an employment agreement in connection with the True North Acquisition and has remained an employee of the Company following the closing of the True North Conveyance. The Company determined that True North did not meet the discontinued operations criterion under ASC 205-20, Discontinued Operations.

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

TAPP

As of January 9, 2023, the Company initially determined that TAPP qualifies as a VIE because it held a variable interest and was the primary beneficiary. This conclusion was based on the Company’s significant influence over TAPP’s key employees through their employment agreements and its role as the primary source of TAPP’s revenue. During the first quarter of 2025, TAPP’s key employee became a consultant to the Company. However, the Company concluded that it still had significant influence over TAPP, so the Company continued to consolidate TAPP's operations. As the Company did not have an equity interest in TAPP, 100% of the net assets and results of the operations of TAPP were attributable to non-controlling interests. On May 20, 2025, the Company made a one-time payment of $300 and entered into an updated agreement with the key employee and TAPP, terminating all prior agreements. As a result, the Company determined that it was no longer the primary beneficiary, and under ASC 810, TAPP was no longer being consolidated under ASC 810. The Company recognized a loss of $698 in general and administrative expenses in the consolidated statements of operations, mainly related to the write-off of the intangible assets, as discussed in Note 3, Intangible assets, net.

12. Subsequent events

The Company has evaluated subsequent events through November 14, 2025, and has determined that there are no material subsequent events to disclose in the consolidated financial statements.

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

We operate Commerce Media Solutions on partner sites and mobile apps where we embed our proprietary ad-serving technology to identify and acquire consumers for our advertiser clients. Our technology is integrated at key moments in the consumer experience to capitalize on high engagement and improve conversion. For example, our post-transaction solution connects our advertisers to consumers on e-commerce websites and apps after a purchase or similar transaction. These syndicated Commerce Media Solutions generate meaningful income for our media partners, while driving high-quality customer acquisition for our advertiser clients. We sign agreements with our media partners with one to five year terms, typically remunerating them on a revenue share and/or impression basis.

We also attract consumers at scale to our O&O Sites primarily through promotional offers, through which consumers are rewarded for completing activities on our sites. When registering on our sites, consumers provide their name, contact information, and opt-in permission for telemarketing and email marketing. Over 90% of these users engage with our media on their mobile devices or tablets.

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

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We solicit our users' consent to be contacted by us and/or our advertisers via various contact methods including email, telephone, SMS/text, and push messaging. We then leverage their self-declared data in our array of performance offerings primarily in two ways: (1) to serve advertisements that we believe will be relevant to users based on the information they provide when they engage on our O&O Sites or other partner sites through our Commerce Media Solutions and (2) to provide our clients with users' contact information so that such clients may communicate with them directly. We may also leverage our existing technology and database to drive non-core revenue streams, including utilization-based models (e.g., programmatic advertising).

Additionally, we operate a call center-supported performance marketplace ("Call Solutions") that provides live, call-based performance campaigns to help clients increase engagement. The Call Solutions business serves clients across an array of industries but has had a heavy focus on the health insurance sector.

Across our business, we generate revenue by delivering measurable marketing results to our clients. We differentiate ourselves from other marketing alternatives by our ability to provide clients with a cost-effective and measurable return on advertising spend ("ROAS"), a measure of profitability of sales compared to the money spent on ads, and to manage highly targeted and highly fragmented online media sources. We are predominantly paid on a negotiated or market-driven "per click," "per lead," or other "per action" basis that aligns with the customer acquisition cost targets of our clients. For our O&O Sites and Call Solutions business, we bear the responsibility and cost of acquiring consumers from media partners that ultimately generate qualified clicks, leads, calls, app downloads, or customers for our clients. Our Commerce Media Solutions business operates under exclusive long-term contracts with media partners that generally remunerate the partner on a revenue share basis. Notwithstanding occasional minimum guarantees, the business does not take significant media inventory risk.

Through AdParlor, LLC ("AdParlor"), our wholly owned subsidiary, we conduct our non-core business, which offers advertiser clients a managed service for creator marketing and media buying on different social platforms.

Third Quarter Financial Summary

Three months ended September 30, 2025, compared to three months ended September 30, 2024:

•	Revenue decreased 27% to $47.0 million, compared to $64.5 million
•	Net loss was $7.6 million, or $0.27 per share, compared to net loss of $7.9 million or $0.48 per share
•

Gross profit (exclusive of depreciation and amortization) decreased 31% to $10.9 million, representing 23% of revenue for the three months ended September 30, 2025, from $15.7 million, representing 24% of revenue for the three months ended September 30, 2024

•

Media margin decreased 30% to $12.8 million, representing 27% of revenue for the three months ended September 30, 2025, from $18.2 million, representing 28% of revenue for the three months ended September 30, 2024

•	Adjusted EBITDA was negative $3.4 million, compared to negative $0.1 million
•	Adjusted net loss was $6.5 million, or $0.23 per share, compared to $3.7 million, or $0.22 per share

Nine months ended September 30, 2025, compared to nine months ended September 30, 2024:

•	Revenue decreased 22% to $146.9 million, compared to $189.2 million
•	Net loss was $23.0 million, or $0.94 per share, compared to net loss of $25.8 million or $1.75 per share
•

Gross profit (exclusive of depreciation and amortization) decreased 31% to $32.6 million, representing 22% of revenue for the nine months ended September 30, 2025, from $46.9 million, representing 25% of revenue for the nine months ended September 30, 2024

•

Media margin decreased 31% to $38.5 million, representing 26% of revenue for the nine months ended September 30, 2025, from $56.0 million, representing 30% of revenue for the nine months ended September 30, 2024

•	Adjusted EBITDA was negative $9.2 million, compared to negative $3.9 million
•	Adjusted net loss was $19.0 million, or $0.78 per share, compared to $15.2 million, or $1.03 per share

Media margin, adjusted EBITDA, and adjusted net income (loss) are non-GAAP financial measures. See "Definitions, Reconciliations and Uses of Non-GAAP Financial Measures" below.

Trends Affecting our Business

Development, Acquisition and Retention of High-Quality Targeted Media Traffic

Our legacy O&O Sites business depends on identifying and accessing high quality media sources and on our ability to attract targeted users to our offers. As our business grew, we attracted larger and more sophisticated advertiser clients to our marketplaces. To further increase our value proposition to clients and to fortify our leadership position in the evolving regulatory landscape of our industry, we implemented a Traffic Quality Initiative ("TQI") in 2020 and established our Commerce Media Solutions business in 2023 to access more high-value consumers. Sourcing high quality traffic will remain a focus and part of a broader initiative to improve customer acquisition for our clients.

Additionally, we have pursued strategic initiatives that enable us to grow revenue per consumer with existing user traffic volume by attracting users to our O&O Sites using email and SMS messages. We have also focused on improved monetization of consumer traffic through improved customer relationship management that allows us to re-engage consumers who have registered on our O&O Sites. Through these initiatives, our business has become less dependent on the volume of users to generate revenue growth.

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

Since 2022, however, we have experienced challenges acquiring and maintaining traffic volume to our O&O Sites, primarily due to the Federal Trade Commission ("FTC") inquiry and resulting Joint Motion for Entry of Proposed Stipulated Order (the "FTC Consent Order") that mandated that we tighten our standards for ad serving media sourcing. This put us at a competitive disadvantage to our competitors in the performance marketing market. Other factors that affected our traffic volume have included the volatility and attrition of affiliate supply sources, changes in search engine algorithms, social media pricing and policies, and email and text message blocking algorithms. In response to these challenges, we have invested in strategic and internal efforts to secure additional traffic from the growing influencer sector and to expand our media network beyond our O&O Sites. However, these efforts have not fully offset the decrease in revenue to our O&O Sites and increasing costs for acquiring that traffic, and as a result we have seen lower revenue and lower gross profit in our owned and operated business.

In 2023, we launched our Commerce Media Solutions business to access additional high-value consumers for our advertiser clients and help media owners and ecommerce businesses generate additional revenue from their existing consumer traffic. Fluent’s Commerce Media Solutions embeds proprietary ad-serving technology in the post-action and post-transaction inventory on partner sites and mobile apps across a range of industries, including retail, ticketing, and quick-service restaurants. In 2024, we served ads to over 100 million consumers in the post-action and post-transaction moment for top-tier publishers and brands. These consumers are the highest intent consumers and drive significantly higher ROAS for our advertiser clients than those from our O&O Sites. Because Commerce Media Solutions does not require us to source traffic to partner sites, it is not subject to the sourcing challenges that resulted from the FTC Consent Order. The mix and profitability of our media channels, strategies, and partners is likely to continue to be dynamic and reflect evolving market trends and the regulatory environment.

Trends & Seasonality

We deliver data and performance-based marketing executions to our clients across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment. In 2024 and the first nine months of 2025, both data and performance-based spend were challenged by general economic uncertainty, but revenue declined largely due to media supply challenges in our O&O Sites, an ongoing effect of the FTC Consent Order on our owned and operated business, and declines related to the divestiture of the Company's subscription business in May 2024 and the discontinuation of our Affordable Care Act business in September 2024. For the full year ending December 31, 2025, we expect that the growth of our Commerce Media Solutions business will partially offset the aforementioned year-over-year revenue decline in our O&O Sites divested subscription business and discontinued Affordable Care Act business.

We continue to work with advertiser clients to define high performing consumer segments on both our O&O Sites and Commerce Media Solutions and strategically price paid conversions accordingly. This initiative has helped clients drive higher ROAS and has driven increased spend from clients across the Media & Entertainment industry, which represents a large component of our revenue mix.

Our performance is subject to fluctuations related to seasonality and cyclicality in our clients' businesses and in media sources. Specifically, our retail-specific media partners in our Commerce Media Solutions experience high seasonality based on fourth quarter consumer spending and our Call Solutions business benefits from Medicare open enrollment periods in the first and fourth quarters. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

While we were not directly impacted by the changes to U.S. tariff and trade policies, the third quarter of 2025 was characterized by continued media supply uncertainty in the O&O Sites marketplaces that has depressed gross profit in recent quarters. To confront these headwinds, we have made continued progress in driving the adoption of Commerce Media Solutions among enterprise media partners during the current quarter and anticipate securing additional long-term contracts as the market continues to expand. We observed an expansion in gross margin for Commerce Media Solutions in the third quarter of 2025 after experiencing contractions in each of the first and second quarters of 2025 as we ventured into placements beyond post-transaction and offered early-term contract incentives on some longer-term contracts. The expansion of margin was driven by improved monetization of newer placements, and we expect that as we continue to move beyond early-term incentives, gross margin will improve in Commerce Media Solutions and lift consolidated gross margin over time. We also continue to develop our ROAS program across additional segments of advertisers in an effort to gain additional allocations and pricing increases to help further improve our user monetization. While we do believe that a prolonged period of economic downturn could negatively influence both our advertiser spend and our commerce media traffic volumes, conversely, we believe it would drive accelerated media partner adoption of our Commerce Media Solutions.

Business Practices & Compliance

We have continued to be affected by uncertain economic conditions and the impacts of the FTC Consent Order (as described in Note 10, Contingencies, in the notes to the consolidated financial statements) on our O&O Sites and programmatic advertising business. The industry-leading compliance measures we implemented on our O&O Sites in response to such FTC Consent Order continue to negatively impact our revenues and gross profit.

Current Economic Conditions

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts. Inflation, rising interest rates, the U.S. government shutdown, recently imposed tariffs, and reduced consumer confidence have caused our clients and their customers to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. Considering the uncertain macroeconomic environment, we continue to prioritize strategic investments that have near-term benefits to revenue while also streamlining our organization through cost saving initiatives.

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

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2025 and 2024, which we believe is the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	2025	2024
Revenue	$47,029	$64,516	$146,945	$189,216
Less: Cost of revenue (exclusive of depreciation and amortization)	36,155	48,861	114,356	142,318
Gross profit (exclusive of depreciation and amortization)	$10,874	$15,655	$32,589	$46,898
Gross profit (exclusive of depreciation and amortization) % of revenue	23%	24%	22%	25%
Non-media cost of revenue(1)	1,923	2,505	5,882	9,066
Media margin	$12,797	$18,160	$38,471	$55,964
Media margin % of revenue	27%	28%	26%	30%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net loss for the three and nine months ended September 30, 2025 and 2024, which we believe is the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(7,556)	$(7,944)	$(23,048)	$(25,847)
Income tax (benefit) expense	(12)	(35)	114	98
Interest expense, net	711	1,281	2,293	3,711
Depreciation and amortization	2,478	2,369	7,418	7,507
Share-based compensation expense	478	460	1,144	1,490
Loss on early extinguishment of debt	—	—	—	1,009
Goodwill impairment	—	—	—	1,261
Impairment of intangible assets	—	—	—	980
Loss (gain) on disposal of property and equipment	—	—	—	—
Fair value adjustment of Convertible Notes with related parties	554	2,810	156	2,810
Acquisition-related costs(1)	(20)	443	1,074	1,250
Restructuring and other severance costs	—	545	1,325	1,821
Certain litigation and other related costs	—	—	300	—
Adjusted EBITDA	$(3,367)	$(71)	$(9,224)	$(3,910)

(1)

Balance includes write-off of intangibles and prepaid expense related to the write-off of TAPP Influencers Corp. ("TAPP") in May 2025 (refer to Note 11, Variable interest entity in the notes to our consolidated financial statements included in this Form 10-Q) in the amount of $698 for the nine months ended September 30, 2025. Balance also includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations; earn-out expenses were in the amount of ($20) and $30 for the three months ended September 30, 2025 and 2024, respectively, and ($148) and $167 for the nine months ended September 30, 2025 and 2024, respectively, while non-compete agreements were in the amount of $0 and $413 for the three months ended September 30, 2025 and 2024, respectively, and $412 and $1,238 for the nine months ended September 30, 2025 and 2024, respectively; there were other amounts of acquisition-related costs of $112 and ($155) for the nine months ended September 30, 2025 and 2024, respectively.

Below is a reconciliation of adjusted net loss and adjusted net loss per share from net loss for the three and nine months ended September 30, 2025 and 2024, which we believe is the most directly comparable U.S. GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net loss	$(7,556)	$(7,944)	$(23,048)	$(25,847)
Share-based compensation expense	478	460	1,144	1,490
Loss on early extinguishment of debt	—	—	—	1,009
Goodwill impairment	—	—	—	1,261
Impairment of intangible assets	—	—	—	980
Fair value adjustment of Convertible Notes with related parties	554	2,810	156	2,810
Acquisition-related costs(1)	(20)	443	1,074	1,250
Restructuring and other severance costs	—	545	1,325	1,821
Certain litigation and other related costs	—	—	300	—
Adjusted net loss	$(6,544)	$(3,686)	$(19,049)	$(15,226)
Adjusted net loss per share:
Basic	$(0.23)	$(0.22)	$(0.78)	$(1.03)
Diluted	$(0.23)	$(0.22)	$(0.78)	$(1.03)
Weighted average number of shares outstanding:
Basic	28,097,016	16,452,273	24,497,510	14,783,253
Diluted	28,097,016	16,452,273	24,497,510	14,783,253

(1)	Balance includes write-off of intangibles and prepaid expense related to the write-off of TAPP Influencers Corp. ("TAPP") in May 2025 (refer to Note 11, Variable interest entity in the notes to our consolidated financial statements included in this Form 10-Q) in the amount of $698 for the nine months ended September 30, 2025. Balance also includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations; earn-out expenses were in the amount of ($20) and $30 for the three months ended September 30, 2025 and 2024, respectively, and ($148) and $167 for the nine months ended September 30, 2025 and 2024, respectively, while non-compete agreements were in the amount of $0 and $413 for the three months ended September 30, 2025 and 2024, respectively, and $412 and $1,238 for the nine months ended September 30, 2025 and 2024, respectively; there were other amounts of acquisition-related costs of $112 and ($155) for the nine months ended September 30, 2025 and 2024, respectively.

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

Adjusted EBITDA, as defined above, is another primary metric by which we evaluate the operating performance of our business, on which certain operating expenditures and internal budgets are based and by which, in addition to media margin and other factors, our senior management is compensated. The first three adjustments represent the conventional definition of EBITDA, and the remaining adjustments are items recognized and recorded under U.S. GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. These adjustments include certain litigation and other related costs associated with legal matters outside the ordinary course of business, including costs and accruals related to matters as described below (see Note 10, Contingencies, in the notes to the consolidated financial statements). We consider items one-time in nature if they are non-recurring, infrequent, or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules.

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

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$47,029	$64,516	(27%)	$146,945	$189,216	(22%)

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

For the three months ended September 30, 2025 and 2024, revenue was comprised of O&O Sites of $20.7 million and $43.5 million, Commerce Media Solutions of $18.8 million and $10.4 million, and other streams of $7.5 million and $10.6 million, respectively. The decrease in O&O Sites revenue was primarily attributable to a decrease in media supply resulting from business practices enacted to comply with the FTC Consent Order that challenge our ability to maintain consistent volume on social media platforms. The decline in traffic drove a reduction in ad spend from key clients in the Media & Entertainment and Staffing & Recruitment sectors. Partially offsetting that decline, our Commerce Media Solutions business continued to add long-term contracts with new media partners which increased revenue from advertiser clients in the Media & Entertainment and Financial Products & Services sectors. Within our other streams, we experienced a decrease related to the Call Solutions business primarily due to shift in the business’s supply sourcing strategy and the cessation of our Affordable Care Act ("ACA") business in the third quarter of 2024.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

For the nine months ended September 30, 2025 and 2024, revenue was comprised of O&O Sites of $73.2 million and $130.2 million, Commerce Media Solutions of $47.5 million and $24.0 million, and other streams of $26.2 million and $35.0 million, respectively. The decrease in O&O Sites revenue was primarily attributable to a decrease in media supply resulting from business practices enacted to comply with the FTC Consent Order that challenge our ability to maintain consistent volume on social media platforms. The decline in traffic drove a reduction in ad spend from key clients in the Media & Entertainment and Staffing & Recruitment sectors. Partially offsetting that decline, our Commerce Media Solutions business continued to add long-term contracts with new media partners which increased revenue from advertiser clients in the Media & Entertainment, Retail & Consumer, and Financial Products & Services sectors. Within our other streams, we experienced a decrease related to the True North business we exited in the second quarter of 2024, the cessation of our ACA business in the third quarter of 2024 and the loss of a key retail customer of the AdParlor business in the third quarter of 2024.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Cost of revenue (exclusive of depreciation and amortization)	$36,155	$48,861	(26%)	$114,356	$142,318	(20%)

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

For the three months ended September 30, 2025 and 2024, cost of revenue (exclusive of depreciation and amortization) consisted mainly of O&O Sites media and related fulfillment costs of $16.7 million and $34.7 million, Commerce Media Solutions media and related costs of $14.7 million and $7.1 million, and media enablement and other indirect costs related to our other revenue streams of $4.8 million and $7.1 million, respectively. Our O&O Sites cost of revenue (exclusive of depreciation and amortization) primarily consists of media and related costs associated with acquiring traffic from third-party publishers, digital media platforms, and influencers for our O&O Sites, fulfillment costs related to rewards earned by consumers, and associated hosting costs. The decrease in O&O Sites media cost was largely attributable to the challenges in acquiring media related to business practices enacted to comply with the FTC Consent Order. Such costs increased as a percentage of revenue. Commerce Media Solutions cost of revenue consists of fees and revenue share payments made to media partners for ad inventory on their digital properties and associated hosting costs. Commerce Media Solutions media partners are generally remunerated on a per impression or revenue share basis, leading to higher and more predictable profitability. The increase in cost of revenue (exclusive of depreciation and amortization) in Commerce Media Solutions was driven by increased revenue share payments generated from impressions from new media partners added over the period. Cost of revenue (exclusive of depreciation and amortization) for Commerce Media Solutions increased as a percentage of revenue, due to the growth of certain lower margin commerce media placements and renegotiation of a key media partner agreement. The decrease in cost of revenue (exclusive of depreciation and amortization) for other revenue streams, including media costs, enablement costs and tracking costs related to our consumer data associated with our call centers, was attributable to a decreased cost of media related to the modified supply strategy for our Call Solutions business and the cessation of our ACA business in the third quarter of 2024. Cost of revenue (exclusive of depreciation and amortization) for other revenue streams decreased materially as a percentage of revenue largely related to the aforementioned exit from the ACA business.

For the three months ended September 30, 2025, the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue increased to 77% compared to 76% for the three months ended September 30, 2024. The increase was primarily driven by the aforementioned reasons and shifts in revenue mix related to the discontinuation of certain businesses in 2024.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

For the nine months ended September 30, 2025 and 2024, cost of revenue (exclusive of depreciation and amortization) consisted mainly of O&O Sites media and related fulfillment costs of $58.2 million and $103.2 million, Commerce Media Solutions media and related costs of $37.8 million and $17.0 million, and media enablement and other indirect costs related to our other revenue streams of $18.4 million and $22.1 million, respectively. The decrease in O&O Sites media cost was largely attributable to the challenges in acquiring media related to business practices enacted to comply with the FTC Consent Order. Such costs increased as a percentage of revenue. The increase in cost of revenue (exclusive of depreciation and amortization) in Commerce Media Solutions was driven by increased revenue share payments generated from impressions from new media partners added over the period. Cost of revenue (exclusive of depreciation and amortization) for Commerce Media Solutions increased as a percentage of revenue, due to the growth of certain lower margin commerce media placements and renegotiation of a key media partner agreement. The decrease in cost of revenue (exclusive of depreciation and amortization) for other revenue streams, including media costs, enablement costs, and tracking costs related to our consumer data associated with our call centers, was attributable to our exit from the True North business in the second quarter of 2024 and cessation of our ACA business in the third quarter of 2024, partly offset by an increase in the cost of acquiring media for our Call Solutions business in the first quarter of 2025 due to increased market demand in anticipation of regulations that were expected to go into effect during the quarter. Cost of revenue (exclusive of depreciation and amortization) for other revenue streams increased materially as a percentage of revenue.

For the nine months ended September 30, 2025, the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue increased to 78% compared to 75% for the nine months ended September 30, 2024. The increase was primarily driven by the aforementioned reasons and shifts in revenue mix related to the discontinuation of certain businesses in 2024.

In the normal course of executing paid media campaigns to source consumer traffic for our O&O Sites, we regularly evaluate new channels, strategies, and partners. For the nine months ended September 30, 2025, O&O Sites digital media spend continued to be a mix of affiliate traffic, paid media from major digital platforms, influencer activations, and inventory from strategic media partners. Traffic acquisition costs incurred with the major digital media platforms have historically been higher than affiliate traffic sources and the mix and profitability of our media channels, strategies, and partners reflect evolving market dynamics and the increased compliance obligations from the FTC Consent Order. As we evaluate and scale new media channels, strategies, and partners, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or modify the practices of, such sources, which could reduce profitability further.

Although past levels of cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue are not indicative of future percentages in the O&O Sites and Call Solutions businesses, we expect revenue share agreements in Commerce Media Solutions to create more gross margin stability in the long-term.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Sales and marketing	$3,513	$3,983	(12%)	$10,801	$13,400	(19%)

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

For the three months ended September 30, 2025 and 2024, sales and marketing expenses consisted mainly of employee salaries and benefits of $2.7 million and $3.3 million, restructuring and severance costs of $0.1 million and $0.2 million, advertising costs of $0.3 million and $0.2 million, and professional fees of $0.2 million and $0.1 million, respectively. The decrease was primarily due to lower salaries and other employee-related costs driven by a decline in headcount, along with the decrease in restructuring and severance costs in the current year period.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

For the nine months ended September 30, 2025 and 2024, sales and marketing expenses consisted mainly of employee salaries and benefits of $8.4 million and $11.3 million, restructuring and severance costs of $0.5 million and $0.6 million, advertising costs of $0.8 million and $0.4 million, and professional fees of $0.4 million and $0.4 million, respectively. The decrease was primarily due to lower salaries and other employee-related costs driven by a decline in headcount, partly offset by an increase in advertising costs due to increased spend on conferences as the Company further invests in the growth of Commerce Media Solutions.

Product development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Product development	$2,623	$4,124	(36%)	$8,962	$13,681	(34%)

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

For the three months ended September 30, 2025 and 2024, product development expenses consisted mainly of salaries and benefits of $1.9 million and $3.1 million, professional fees of $0.1 million and $0.4 million, software license and maintenance costs of $0.4 million and $0.3 million, and restructuring and severance costs of $0.1 million and $0.1 million, respectively. The decrease was primarily due to a decline in salaries driven by lower headcount and lower spend on IT-related vendors, along with the decrease in restructuring and severance costs in the current year period due to the timing of the reductions in product development workforce.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

For the nine months ended September 30, 2025 and 2024, product development expenses consisted mainly of salaries and benefits of $6.2 million and $9.8 million, professional fees of $1.0 million and $1.4 million, software license and maintenance costs of $1.1 million and $1.2 million, and restructuring and severance costs of $0.2 million and $0.7 million, respectively. The decrease was primarily due to a decline in salaries driven by lower headcount and lower spend on IT-related vendors, along with the decrease in restructuring and severance costs in the current year period due to the timing of the reductions in product development workforce.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
General and administrative	$8,563	$9,067	(6%)	$25,893	$28,288	(8%)

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

For the three months ended September 30, 2025 and 2024, general and administrative expenses consisted mainly of employee salaries and benefits of $3.6 million and $3.9 million, professional fees of $2.2 million and $1.5 million, office overhead of $0.7 million and $1.1 million, software license and maintenance costs of $0.8 million and $0.8 million, restructuring and severance costs of $0.5 million and $0.2 million, non-cash share-based compensation expense of $0.3 million and $0.4 million, provision for bad debt of $0.0 million and $0.3 million, and acquisition-related costs of $0.0 million and $0.4 million, respectively. General and administrative expenses decreased primarily due to lower provision for bad debt, lower office overhead and lower acquisition related costs, partially offset by higher professional fees due to higher restructuring and severance costs.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

For the nine months ended September 30, 2025 and 2024, general and administrative expenses consisted mainly of employee salaries and benefits of $10.6 million and $12.8 million, professional fees of $4.9 million and $4.9 million, office overhead of $2.9 million and $3.1 million, software license and maintenance costs of $2.4 million and $2.3 million, restructuring and severance costs of $1.3 million and $0.6 million, non-cash share-based compensation expense of $0.8 million and $1.1 million, acquisition-related costs of $1.1 million and $1.2 million, provision for bad debt of $0.0 and $0.4 million, and certain litigation and related costs of $0.3 million and $0.0 million, respectively. General and administrative expenses decreased primarily due to lower salary and benefits from reduced headcount, lower provision for bad debt, and decreased share-based compensation from fewer grants. This was partially offset by higher restructuring and severance costs due to timing of the reduction in workforce, as described below, and higher litigation and related costs incurred in the current period.

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

Depreciation and amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Depreciation and amortization	$2,478	$2,369	5%	$7,418	$7,507	(1%)

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

Depreciation and amortization costs were relatively consistent compared to the prior period.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Depreciation and amortization costs were relatively consistent compared to the prior period.

Goodwill impairment and write-off of intangible assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Goodwill impairment and impairment of intangible assets	$—	$—	—	$—	$2,241	(100%)

During the nine months ended September 30, 2024, we recognized a $1.3 million goodwill impairment related to the All Other reporting unit and a $1.0 million impairment of our software developed for internal use related to the Fluent reporting unit and customer relationships related to the All Other reporting unit, compared to no impairment in the 2025 periods.

Interest expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Interest expense, net	$711	$1,281	(44%)	$2,293	$3,711	(38%)

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The decrease in interest expense was driven by lower average outstanding balances and lower interest rates on the SLR Credit Facility.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The decrease in interest expense was driven by lower average outstanding balances and lower interest rates on the SLR Credit Facility.

Fair value adjustment of Convertible Notes with related parties

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Fair value adjustment of Convertible Notes with related parties	$(554)	$(2,810)	80%	$(156)	$(2,810)	94%

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The Company recognized $ (554) and $ (2,810) for the three months ended September 30, 2025 and 2024, respectively, of an unrealized loss related to the fair value of Convertible Notes entered into in the prior period.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The Company recognized $ (156) and $ (2,810) for the nine months ended September 30, 2025 and 2024, respectively, of an unrealized loss related to the fair value of Convertible Notes entered into in the prior period.

Loss on early extinguishment of debt

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Loss on early extinguishment of debt	$—	$—	—	$—	$1,009	(100%)

In the nine months ended September 30, 2024, we recognized a $1.0 million loss on early extinguishment of debt related to the Citizens Bank credit agreement in the 2024 period, compared to no loss on debt extinguishment in the 2025 periods.

Loss before income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Loss before income taxes	$(7,568)	$(7,979)	5%	$(22,934)	$(25,749)	11%

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The decrease in loss before income taxes of $0.4 million was primarily driven by the decrease in revenue of $17.5 million over the prior year period, offset by a decline in cost of revenue of $12.7 million, a decrease in operating expenses of $2.5 million, a decrease of $2.3 million unrealized loss for the fair value adjustment of the convertible notes and the decrease in interest expense of $0.6 million.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The decrease in loss before income taxes of $2.8 million was primarily due to a decrease in revenue of $42.3 million over the prior year period offset by a decline in cost of revenue of $28.0 million, a decline in operating expenses of $9.9 million, along with a $2.6 million decline related to the unrealized loss for the fair value adjustment of the convertible notes, $2.2 million decline in impairment loss, $1.4 million decline in interest expense and a $1.0 million decline on the early extinguishment of debt.

Income tax benefit (expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Income tax benefit (expense)	$12	$35	(66%)	$(114)	$(98)	(16%)

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

For the three months ended September 30, 2025, the effective income tax rate of 0.2% differed from the statutory federal income tax rate of 21%, primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the three months ended September 30, 2024, the Company's effective income tax rate of 0.4% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

For the nine months ended September 30, 2025 and 2024, the effective income tax rate of 0.5% and 0.4%, respectively, differed from the statutory federal income tax rate of 21%, primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.

As of September 30, 2025 and 2024, the Company recorded full valuation allowances against its net deferred tax assets. The Company intends to maintain full valuation allowances against the net deferred tax assets until there is sufficient evidence to support the release of all or some portion of such valuation allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

Net loss

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Net loss	$(7,556)	$(7,944)	5%	$(23,048)	$(25,847)	11%

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

For the three months ended September 30, 2025 and 2024, net loss was $7.6 million and $7.9 million, respectively, as a result of the foregoing.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

For the nine months ended September 30, 2025 and 2024, net loss was $23.0 million and $25.8 million, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash used in operating activities. For the nine months ended September 30, 2025, net cash used in operating activities was $4.3 million, compared to net cash used in operating activities of $12.0 million for the nine months ended September 30, 2024. Net loss in the current year period of $23.0 million represents an improvement of $2.8 million, compared with net loss of $25.8 million in the prior period. Adjustments to reconcile net loss to net cash used in operating activities of $10.0 million in the current year period decreased by $6.4 million, compared with net cash used in operating activities of $16.4 million in the prior period, primarily due to a goodwill impairment of $1.3 million, impairment of intangible assets of $1.0 million, and a loss on early extinguishment of debt of $1.0 million in the prior period that did not occur in the current year period, a change in fair value adjustment of Convertible Notes with related parties of $2.7 million compared to the prior year period, and lower amortization of debt and share-based compensation expense in the current year period compared to prior year period, partially offset by a non-cash loss on asset write-off of $0.7 million in the current year period. Changes in assets and liabilities generated cash of $8.8 million in the current year period, compared with consuming cash of $2.5 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash used in investing activities. For the nine months ended September 30, 2025 and 2024, net cash used in investing activities was $4.9 million and $4.7 million, respectively. The increase was primarily due to an increase in investment in capitalized software in the current year period.

Cash provided by financing activities. For the nine months ended September 30, 2025, net cash provided by financing activities was $8.4 million, compared to $8.7 million for the nine months ended September 30, 2024.

As of September 30, 2025, we had noncancelable operating lease commitments of $3.9 million and long-term debt with a $25.7 million principal balance.

As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $10.0 million, a decrease of $0.7 million from $10.7 million as of December 31, 2024.

Going concern

As of September 30, 2025, the Company was in compliance with its financial covenants under the SLR Credit Agreement.

Although the financial covenants under the SLR Credit Agreement were reset in the third quarter of 2025 based on the Company’s twelve month projections, the Company has not met its projection for certain recent quarters. If during any future quarter the Company does not comply with any of its financial covenants, such non-compliance would result in default and therefore give SLR the right to accelerate maturities. In such case, the Company would not have sufficient funds to repay the borrowings under the SLR Credit Agreement. As a result of the foregoing, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern for one year after the date of issuance of this Quarterly Report on Form 10-Q.

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

Our material cash requirements from known contractual and other obligations consist of our term loan and obligations under operating leases for office space. For more information regarding our SLR Credit Facility, refer to Note 4, Long-term debt, net, in the notes to our consolidated financial statements included in this Form 10-Q.

Our future cash requirements will depend on many factors, including changes in cash flows from our O&O Sites, employee-related expenditures, costs to support the growth in our client and partner accounts and continued client expansion of the Commerce Media Solutions business, and the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, features, and functionality. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. In order to finance such acquisitions or investments, it may be necessary for us to raise additional funds through public or private financings or draw upon our revolving facility. If we do not meet the conditions to draw, or additional financing is not accessible from outside sources, we may not be able to raise additional capital on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

SLR Credit Agreement

On April 2, 2024, Fluent, LLC, as Borrower, entered into a credit agreement (as amended, the "SLR Credit Agreement") with the Company and certain subsidiaries of the Borrower as guarantors, Crystal Financial LLC d/b/a SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and the lenders from time to time party thereto. The SLR Credit Agreement provides for a $20.0 million term loan (the "SLR Term Loan") and a revolving credit facility of up to $30.0 million (the "SLR Revolver" and, together with the SLR Term Loan, the "SLR Credit Facility"). We used a portion of the net proceeds of the SLR Credit Facility to repay our then-outstanding obligations under the Citizens Credit Agreement dated March 31, 2021, prior to its maturity. As of September 30, 2025, the SLR Credit Facility had an outstanding principal balance of $22.6 million (none of which related to the SLR Revolver) and matures on April 2, 2029 (the "Maturity Date").

The SLR Credit Facility is secured by substantially all of our assets and those of certain of our direct and indirect subsidiaries, including Fluent, LLC. The SLR Credit Agreement contains restrictive covenants which impose limitations on the way we conduct our business, including, limitations on the amount of additional debt we are able to incur and on our ability to make certain investments or to pay dividends or other restricted payments. The SLR Credit Agreement also contains certain affirmative covenants and customary events of default provisions, including, subject to grace periods, payment default, covenant default and judgment default.

We may voluntarily prepay the SLR Term Loan, in whole or in part, at any time, subject to a premium payable on the aggregate principal amount of any such voluntary prepayments within the first three years following the closing date. There is no principal amortization prior to maturity under the SLR Credit Agreement, except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case, subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments under the SLR Revolver will be subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. All amounts owed under the SLR Credit Facility will be due and payable on the Maturity Date or earlier following a change in control or other event of default, unless otherwise extended in accordance with the terms of the SLR Credit Agreement. Borrowings under the SLR Credit Agreement currently bear interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus 5.75% (the "Applicable Margin"). The Applicable Margin will be reduced to 5.0% when our fixed charge coverage ratio is greater than 1.10 to 1. The opening interest rate of the SLR Credit Facility was 10.81% (SOFR + CSA + 5.25%), which changed to 10.18% (SOFR + CSA + 5.75%) as of September 30, 2025.

On March 10, 2025, we entered into the Fourth Amendment to the SLR Credit Agreement, which, among other things, required that we raise at least $5.0 million of additional capital by March 20, 2025. On March 19, 2025, we entered into securities purchase agreements with certain officers and/or directors and other existing stockholders of the Company, including our largest stockholder and an institutional investor, pursuant to which we raised gross proceeds of $5.1 million, before deducting offering expenses payable by us of $0.1 million. In addition, the Fourth Amendment waived non-compliance with the financial covenants as of December 31, 2024, extended the duration of the call protection applicable to the loans, and modified the financial covenants, among other things.

On August 15, 2025, we entered into the Fifth Amendment to the SLR Credit Agreement, which, among other things, required that we raise at least $8.5 million of additional capital by August 19, 2025. On August 19, 2025, we entered into securities purchase agreements for approximately $10.3 million in equity capital (see Note 7, Equity, in the notes to the consolidated financial statements). In addition, the Fifth Amendment waived non-compliance with the financial covenants as of June 30, 2025 and modified the financial covenants for the periods through August 31, 2026 (see Note 4, Long-term debt, net, in the notes to the consolidated financial statements).

As of September 30, 2025, we were in compliance with the financial covenants under the SLR Credit Agreement, as discussed above.

Sales of securities

On August 19, 2025, the Company issued (i) 3,542,856 shares of common stock, (ii) pre-funded warrants to purchase up to 2,328,571 shares of the Company’s common stock, and (iii) common stock warrants to purchase up to 5,871,427 shares of the Company’s common stock. The aggregate gross proceeds totaled $10.3 million before deducting offering expenses payable by the Company. See Note 7, Equity, in the notes to the consolidated financial statements.

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

Recently issued and adopted accounting standards

See Note 1(b), "Recently issued and adopted accounting standards," in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2025 and concluded they were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results, cash flows, or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 19, 2025, the Company entered into securities purchase agreements (the "August 2025 Purchase Agreements") with certain officers and/or directors of the Company or others for whom they have or share beneficial ownership (the "August 2025 Inside Investors"), the Company’s largest stockholder, and other accredited investors (collectively, the "August 2025 Purchasers"), pursuant to which the Company sold (1) 3,542,856 unregistered shares of common stock, (2) pre-funded warrants to purchase up to 2,328,571 shares of common stock (the “August 2025 PFWs”), and (3) common stock warrants to purchase up to 5,871,427 shares of common stock (the “August 2025 Common Stock Warrants”).

Each share and accompanying common stock warrant were sold together at a purchase price of $1.75, and each pre-funded warrant and accompanying common stock warrant were sold together at a purchase price of $1.7495, for aggregate gross proceeds of approximately $10.3 million before deducting estimated offering expenses of approximately $0.7 million payable by the Company.

The August 2025 PFWs have an exercise price of $0.0005 per share and were immediately exercisable upon issuance for all purchasers other than the Company’s officers and/or directors. The August 2025 PFWs issued to the Company’s officers and/or directors will be exercisable after stockholder approval and will terminate when exercised in full. The August 2025 Common Stock Warrants are exercisable beginning six months and one day from the date of issuance at an exercise price of $2.21 per share and expire five and one-half years from issuance.

The Benchmark Company, LLC, a StoneX Company (“Benchmark”), acted as sole placement agent in connection with the offering. The Kestrel Merchant Partners group at Benchmark was responsible for sourcing and executing the offering.

Substantially all of the August 2025 Purchasers (other than the August 2025 Inside Investors) exercised their August 2025 PFWs during the month of September 2025, for an aggregate of 1,657,143 shares of common stock, leaving August 2025 PFWs to purchase 671,428 shares unexercised, 585,714 shares of which are represented by August 2025 Inside Investors and are not exercisable until stockholder approval is obtained.

The sale and issuance of these securities were made in reliance upon exemptions from registration afforded in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication.	8-K	3.1	3/26/2015

3.2	Certificate of Incorporation.	8-K	3.2	3/26/2015

3.3	Certificate of Amendment to the Certificate of Incorporation.	8-K	3.1	9/26/2016

3.4	Certificate of Amendment to the Certificate of Incorporation.	8-K	3.1	4/16/2018

3.5	Certificate of Amendment to the Certificate of Incorporation of Fluent, Inc. effective April 11, 2024.	8-K	3.1	4/12/2024

3.6	Amended and Restated Bylaws.	8-K	3.2	2/19/2019

4.1	Form of Pre-Funded Warrant dated August 19, 2025	10-Q	4.3	8/19/2025

4.2	Form of Common Stock Warrant dated August 19, 2025	10-Q	4.4	8/19/2025

10.1	Letter Agreement to Credit Agreement, dated as of July 30, 2025, by and among Fluent, LLC, Crystal Financial LLC d/b/a SLR Credit Solutions, and Crystal Financial SPV LLC	10-Q	10.4	8/19/2025

10.2	Letter Agreement to Credit Agreement, dated as of August 14, 2025, by and among Fluent, LLC, Crystal Financial LLC d/b/a SLR Credit Solutions, and Crystal Financial SPV LLC	10-Q	10.5	8/19/2025

10.3**	Fifth Amendment to Credit Agreement, dated as of August 15, 2025, by and among Fluent, LLC, Fluent, Inc., the Guarantors, Crystal Financial LLC d/b/a SLR Credit Solutions, and Crystal Financial SPV LLC	10-Q	10.6	8/19/2025

10.4**	Form of Securities Purchase Agreement, dated as of August 19, 2025 by and among Fluent, Inc. and the purchaser parties thereto	10-Q	10.7	8/19/2025

10.5	Form of Support Agreement, dated as of August 19, 2025 by and among Fluent, Inc. and the parties thereto	10-Q	10.8	8/19/2025

10.6**	Form of Registration Rights Agreement, dated as of August 19, 2025 by and among Fluent, Inc. and the purchasers parties thereto	10-Q	10.9	8/19/2025

10.7+	Fluent, Inc. Equity Participation Plan	8-K	10.1	9/24/2025

10.8+	Form of Restricted Stock Unit Agreement	8-K	10.2	9/24/2025

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

Fluent, Inc.

November 14, 2025	By:	/s/ Ryan Perfit
Ryan Perfit
Chief Financial Officer
(Principal Financial and Accounting Officer)