Form 10-K
period 2025-12-31
Fluent, Inc.
filed 2026-03-31
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

On June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant was approximately $11.2 million based upon the closing price of the registrant's common stock of $2.00 on The Nasdaq Capital Market as of that date.

The number of shares outstanding of the registrant’s common stock, as of March 26, 2026, was 29,810,156

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as "expects," "plans," "projects," "will," "may," "anticipates," "believes," "should," "intends," "estimates," "will likely result," "could," and other words of similar meaning.

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

RISK FACTOR SUMMARY

Investing in our common stock involves a high degree of risk. The following summary identifies certain material risks and uncertainties facing our business, many of which are beyond our control. A more complete discussion of each of these and other risks and uncertainties is set forth below. Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, including those set forth below and elsewhere in this 2025 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Risks Related to Our Business

Risks Related to Our Financial Position

●	There is substantial doubt about our ability to continue as a going concern.

Risks Related to Our Industry

●	We operate in a competitive, rapidly changing industry, which makes it difficult to evaluate our business and prospects.
●	A material percentage of our consolidated revenue is derived from gaming (apps) advertisers, so we are exposed to risks associated with the gaming industry in general.
●	Unfavorable publicity and negative public perception about our industry or us may damage our reputation, which could harm our business, financial condition, and results of operations.
●	A sudden reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business.
●	We are exposed to credit risk from our clients, and we may not be able to collect on amounts owed to us.

Risks Related to Our Commerce Media Solutions

●	We operate in the commerce media segment of the digital advertising ecosystem, which is highly competitive and dominated by larger, well-capitalized competitors with existing advertiser and media partner relationships.
●	We will need to continue to invest in technology for our Commerce Media Solutions business.

Risks Related to Our Owned and Operated Media Properties

●	We are at a competitive disadvantage to other rewards sites because we are more selective in our traffic sources.
●	A decline in the supply of media available to us through third parties or an increase in the price of this media could increase the cost of attracting consumers and reduce our profitability.
●	A substantial majority of users access our media through mobile devices and tablets, and our business is therefore highly dependent on mobile platforms and operating system providers.
●	Our use of Customer Relationship Management ("CRM") may be hindered, which in turn could harm our business.

Other Business Risks

●	It may be difficult to effectively manage any future growth and scale our infrastructure and products quickly enough to meet the needs of our business while maintaining profitability.
●	Economic or political instability could adversely affect our business, financial condition, and results of operations.
●	Our international operations subject us to increased challenges and risks.
●	Our evaluation of strategic alternatives could complicate operations, or could result in other harmful consequences that may adversely impact our business and results of operations.
●	Our failure to recruit or the loss of management and highly trained and qualified personnel could adversely affect our business.
●	We are dependent upon third-party service providers in our operations and may be adversely affected if any of their platforms malfunction.

ii

Risks Relating to Legal and Regulatory Matters

●	The regulatory landscape in which we and our clients operate is constantly evolving and subject to significant change.
●	Our use of email marketing and other direct marketing channels is subject to laws and rules in each of the jurisdictions in which we operate.
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

●	We may, in the future, experience significant charges to our intangible assets, which may affect our results of operations in the future.

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

iii

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"), which are incorporated herein by this reference.

Company Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company") is a commerce media solutions provider connecting top-tier brands with highly engaged consumers. Leveraging diverse ad inventory, robust first-party data, and proprietary machine learning, we unlock additional revenue streams for partners and empower advertisers to acquire their most valuable customers at scale. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with targeted consumers.

We access these consumers through both our commerce media marketplace ("Commerce Media Solutions"), which delivers targeted advertising within e-commerce and digital media transaction flows on partner sites and mobile apps, and our owned and operated digital media properties ("O&O Sites"). In 2025, we delivered data and performance-based customer acquisition services for approximately 400 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

We operate our Commerce Media Solutions on partner sites and mobile apps where we embed our proprietary ad-serving technology to identify and acquire consumers for our advertiser clients. Our technology is integrated at key moments in the consumer experience to capitalize on high engagement and improve conversion; for example, our post-transaction solution connects advertisers to consumers on e-commerce websites and apps after a purchase or similar transaction. Commerce Media Solutions generates meaningful revenue for our media partners, while driving high-quality customer acquisition for our advertiser clients. We enter into exclusive agreements with our media partners with one-to-five year terms, typically remunerating them on a revenue share and/or impression basis.

We also attract consumers at scale to our O&O Sites primarily through promotional offerings, through which consumers are rewarded for completing activities on our sites. Upon registration, consumers provide their name, contact information, and opt-in consent for telemarketing and email marketing. Over 90% of these users engage with our media on their mobile devices or tablets.

Once users have registered on our sites, we integrate our proprietary direct marketing technologies and analytics to engage them with surveys, polls, and other experiences, through which we learn about their lifestyles, preferences, and purchasing histories, among other matters. Based on these insights, we serve users targeted, relevant offers on behalf of our clients. As new users register and existing registrants re-engage, our database is enriched and improves the effectiveness of our performance-based campaigns, thus expanding our addressable advertiser client base.

Since inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We solicit our users' consent to be contacted by us and/or our advertisers via various channels including email, telephone, SMS/text, and push messaging. We leverage their self-declared data primarily in two ways: (1) to serve advertisements we believe will be relevant to users based on the information they provide on our O&O Sites and our Commerce Media Solutions, and (2) to provide clients with users' contact information for direct outreach. We may also leverage our technology and database to drive non-core revenue streams, including utilization-based models (e.g., programmatic advertising).

Additionally, we operated a call center-supported performance marketplace ("Call Solutions") that provided live, call-based performance campaigns to help clients increase customer acquisition. Our Call Solutions business served clients across an array of industries with a particular focus on the health insurance sector. On January 31, 2026, we completed the sale of our Call Solutions business through the sale of all the membership interests of Winopoly, LLC, an indirect subsidiary. For additional information, see Note 16, Subsequent Events, in the Notes to the consolidated financial statements.

Across our business we generate revenue by delivering measurable results to our clients. We differentiate ourselves from other marketing alternatives through our ability to provide clients with a cost-effective and measurable return on advertising spend ("ROAS"), a measure of profitability of sales compared to the money spent on ads, and to manage highly targeted and fragmented online media sources. We are predominantly compensated on a negotiated or market-driven "per click," "per lead," or other "per action" basis aligned with the customer acquisition cost targets of our clients. For our O&O Sites and, prior to its sale, our Call Solutions business, we bear the cost of acquiring consumers from media partners that ultimately generate qualified clicks, leads, calls, app downloads, or customers for our clients. Our Commerce Media Solutions business operates under exclusive long-term contracts with media partners that generally remunerate the partner on a revenue share basis. Notwithstanding occasional minimum guarantees, Commerce Media Solutions does not bear significant media inventory risk.

Through AdParlor, LLC ("AdParlor"), our wholly-owned subsidiary, we operate our non-core business which offers advertiser clients managed creator marketing and media buying services across social media platforms.

Market Opportunity

The global advertising market is undergoing a structural shift driven by the evolution of the attention economy, as consumer engagement becomes increasingly fragmented across digital, physical, and commerce-driven environments. As brands compete across online platforms, retail media networks, and in-store environments, advertisers are reallocating spend toward channels that offer measurable outcomes, access to first-party data, and proximity to transaction events.

According to eMarkerter’s September 2025 forecast, U.S. digital advertising spend is projected to reach approximately $381.99 billion in 2026, representing 10.6% year-over-year growth, with a projected four-year compound annual growth rate of approximately 9% through 2029. Digital advertising continues to represent the majority of total media investment, reflecting sustained advertiser demand for performance-driven, measurable environments.

A growing portion of this expansion is attributable to commerce media and retail media networks (“RMNs”), which leverage retailers’ first-party customer data and transactional insights to enable targeted advertising across owned and operated digital properties, off-site media, and physical retail environments. eMarketer projects that retail media will grow at a 13.6% CAGR through 2029, the highest among major digital channels. U.S. commerce media advertising spend is projected to increase from approximately $68 billion in 2025 to nearly $117 billion by 2029, underscoring advertisers’ continued migration toward commerce-oriented environments that offer closed-loop measurement and clearer linkage between marketing investment and business outcomes.

Industry participants expect this structural shift to continue as retailers and publishers expand proprietary media networks and deepen direct brand relationships, emphasizing the strategic value of first-party data amid tightening privacy regulations and the continued deprecation of third-party cookies. As advertising investment expands across new digital and physical environments, marketers must realign their strategies, measurement frameworks, and technology investments to effectively activate, measure, and monetize consumer engagement in a fragmented and privacy-constrained ecosystem.

Key Challenges Facing our Clients

Advertisers operate in an increasingly competitive attention economy, in which consumer engagement is finite and fragmented across digital, physical, and commerce-driven environments including online platforms, streaming media, mobile devices, and in-store experiences. As brands compete across these touchpoints, they face heightened pressure to demonstrate measurable return on investment (“ROI”), adapt to advances in artificial intelligence (“AI”) and automation, respond to shifting consumer behaviors, and manage marketing investments amid ongoing macroeconomic uncertainty.

These challenges are further compounded by evolving data privacy laws, regulations, telemarketing laws and regulations, platform policies, and the continued evolution of retail and media ecosystems, which constrain data availability and reduce visibility into consumer behavior across digital and in-store environments. As a result, advertisers face increasing difficulty measuring performance consistently and optimizing marketing investments across the customer journey.

Measurement, ROI & Attribution – As consumer engagement becomes increasingly fragmented across channels and locations, accurately measuring marketing effectiveness and attributing outcomes to specific activities remains a persistent challenge for advertisers. Customer journeys span multiple digital platforms and physical retail environments, making it more difficult to confidently connect marketing investments to business outcomes.

According to Gartner, digital channels now account for more than 60% of total marketing spend with paid online channels representing 69% of total digital investment, underscoring that a majority of budgets have an increasing reliance on environments where measurement methodologies are less standardized and data access is constrained. Broader industry research from eMarketer indicates that declining signal availability, increased platform-level restrictions, and inconsistent measurement frameworks are among the top concerns for marketing leaders. As a result, advertisers increasingly rely on modeled, aggregated, or platform-reported metrics, which reduce transparency, confidence in reported ROI, and the ability to allocate budgets efficiently across channels.

Rapid Technological Change and AI Adoption – Advances in AI-driven automation, analytics, and optimization technologies are increasingly positioned as a means for marketing organizations to manage growing channel complexity without increases in budget or headcount. Gartner’s CMO Spend Survey indicates that marketing budgets have remained relatively flat as a percentage of company revenue, even as digital channels now account for a majority of total marketing investment. As a result, marketing teams are under pressure to deliver greater efficiency, performance, and measurable outcomes with constrained resources.

While AI adoption is accelerating, scaling these technologies to drive consistent, enterprise-wide impact remains challenging. Research from McKinsey & Co. indicates that although 88% of organizations have implemented AI in at least one function, far fewer have successfully operationalized AI at scale. Data fragmentation, integration challenges, and governance requirements continue to limit the ability to translate AI investments into reliable, transparent, and measurable performance improvements. These structural pressures — fragmented data environments, constrained budgets, and the need for transparent, measurable performance — are reshaping the requirements for marketing technology and solutions.

Economic Uncertainty and Cost Pressures – Competition for consumer attention has intensified amid economic uncertainty, rising media costs, and continued fragmentation of advertising channels. As attention becomes scarcer, the cost of reaching and engaging consumers has increased across both digital and physical environments.

Gartner research indicates that marketing budgets remain under pressure, with CMOs facing heightened scrutiny to demonstrate efficiency, near-term performance, and measurable financial impact. At the same time, eMarketer reports continued growth in digital media costs across key channels, further intensifying the need for advertisers to optimize spend and justify investments. These conditions require advertisers to carefully balance short-term performance objectives with longer-term brand and customer development priorities, often with limited tolerance for inefficiencies.

Evolving Consumer Behavior and Privacy Expectations – As competition for attention increases, consumer expectations for relevant and timely experiences continue to rise. At the same time, consumers have become more sensitive to how their data is collected and used, and regulatory and platform-driven privacy constraints have reduced access to detailed consumer-level information across digital and physical environments.

McKinsey research indicates that a majority of consumers expect personalized interactions from brands, while also emphasizing the importance of trust and responsible data use in sustaining customer relationships. Gartner has noted that personalization perceived as excessive or intrusive can negatively affect customer sentiment and purchase intent. Advertisers must navigate this tension by delivering relevant messaging across digital and in-store environments while complying with applicable privacy laws, telemarketing laws, platform policies, and evolving consumer norms. Failure to effectively balance these considerations may reduce campaign effectiveness, harm brand reputation, or increase regulatory exposure.  These dynamics are reshaping the capabilities advertisers require from their marketing technology and analytics partners, including the ability to unify data across environments, enable compliant personalization, and deliver measurable performance outcomes.

Our Offerings and Solutions to Clients

We provide customer acquisition solutions to our clients, primarily through performance marketing campaigns. Through these campaigns, we deliver measurable consumer actions aligned with our clients' desired outcomes, within their marketing funnels, including completed transactions, lead form submission and app installations. Our commerce media platform is integrated into hundreds of top retailers and digital media properties, including Authentic Brands Group, Rebuy, Vivid Seats, and Belk. We believe our solutions are well positioned to address the needs and objectives of our clients, given our ability to deliver measurable ROAS, scalability, and campaign flexibility through our O&O Sites and Commerce Media Solutions. Leveraging consumer data from our proprietary first-party database, we are able to target precise audiences through preferred communication channels at optimal points of engagement.

•     Performance Campaigns

For clients seeking completion of specified consumer actions, such as a trial subscription, submission of a registration form, or installation of a mobile app, we execute performance campaigns tailored to meet the client defined criteria.

We bear the cost of acquiring consumer traffic from media partners within our commerce media platform and other media sources for our owned and operated digital media properties, without the assurance of a subsequent revenue-generating event. By leveraging the scale of our media network and our expertise in consumer traffic acquisition, we collaborate with clients to define billable events and pricing parameters that support the profitability objectives of all parties.

•     Consumer Data

Through our O&O Sites, we generate revenue by providing clients with qualifying data of consumers who have opted into direct marketing via channels such as direct mail, email, telephone, messaging, and other communication methods. Our clients then utilize this data to conduct their own marketing campaigns.

The data records we provide contain varying depths of consumer profiles based on self-declared information, ranging from basic contact information to behavioral attributes. Because consumers provide their information to us directly, we believe the scale and depth our first-party data represents a meaningful competitive advantage within the industry. Unlike many providers whose consumer data is largely inferred from observed behavior, our data is self-reported and, as a result, we believe it is more reliable and reflective of consumers' current interests and preferences.

•     Programmatic Data Offerings

Since 2018, we have offered, declared and modeled data sets for select audience segments within programmatic environments, enabling advertisers, such as those in the healthcare industry, to leverage the anonymized, privacy-compliant data to target high-intent prospects for their offerings. While our programmatic data offering represents a small percentage of our total consolidated revenue, we believe this business line signifies a strategically significant and incremental revenue stream.

•     Call Solutions Marketplace

Prior to its sale on January 31, 2026, through our Call Solutions business, we offered a live-agent capability and maintained call-ready data records, which served as a marketplace that connected consumers with our advertiser clients. This service provided clients high-value live call transfers of phone verified prospective customers.  For additional information regarding the sale of this business, see Note 16, Subsequent Events, in the Notes to the consolidated financial statements.

•     Social Media Campaigns

Through AdParlor, we operate our non-core business which offers advertiser clients managed-service creator marketing and media buying across social media platforms.

Our Competitive Strengths

We believe our competitive strengths enable us to provide a compelling value proposition to our clients and differentiate our offerings in the marketplace.

•Proprietary and Innovative Technology Platform - Our internally developed technology platforms are unique in the industry, having been purpose-built for performance marketing with a mobile-first user experience in mind. Our platforms use our robust consumer data and proprietary machine learning capabilities to optimize the performance of our digital marketing campaigns for our advertisers.

•Database of First-Party Consumer Information - We attract hundreds of thousands of consumers to our O&O Sites on a daily basis and collect demographic, behavioral and other data as they engage with our direct marketing experiences. This data is generated in real-time, as consumers respond to dynamically populated survey questions, thereby enabling targeted ads to be served in response. Consumer data is also stored, analyzed and further enhanced as consumers return to our sites and provide additional preferences and behaviors, allowing for the development of deeper insights and additional monetization opportunities. Importantly, enhanced consumer profiles are used by our commerce media platform to optimize ad serving.

• Scale and Experience in Purchasing Media and Creating Content - Our ability to effectively access, channels and sources of consumer traffic at scale and build meaningful relationships with consumers has been critical to our growth. Since inception, we have deployed more than $2 billion in media spend. Our team has significant knowledge and experience in creating content that generates higher levels of profitability from given media sources, enabling us to acquire media more competitively. This capability allows us to run thousands of concurrent cost-effective client campaigns, at acceptable media margins.

Our Growth Strategy

We believe the performance marketing and commerce media industries present significant opportunities for growth. Elements of our strategy include:

• Expanding our Network through Development of Commerce Media Solutions. Our commerce media platform utilizes our technology to extend our ad network for clients. Commerce Media Solutions affords our advertiser clients exposure to users with strong buying power who, having just completed a transaction, are in "purchase mode". We deploy overlay ad units that display a series of curated offers to consumers primarily on the transaction confirmation page of e-commerce and digital media websites. We compensate our media partners through revenue sharing agreements or by compensating them on an impression basis. Commerce Media Solutions has been operating since the first quarter of 2023, delivering year-over-year growth in every quarter since 2024. We intend to continue to invest in both sales efforts and product development to grow our media network and extend our product offering to capture more touch points in the consumer journey.

• Increasing Monetization of Our Media Network. By presenting consumers with a broad array of offers curated to their preferences, as informed by our first-party data and our platform’s ad serving logic, we seek to facilitate transactions that are beneficial for the advertiser, the consumer, and our media partners. As we continue to improve consumer engagement on our platforms, we expect to strengthen relationships with existing advertisers and build relationships with new advertisers. Continuous enhancement to our product offerings and targeting capabilities are used to ensure optimization of the value of our network and higher per-unit profitability.

• Higher Quality Traffic to Our O&O Sites. As our business has grown, we have attracted larger and more sophisticated clients to our platform. To further increase our value proposition to clients and strengthen our position in the regulatory landscape, we have implemented various initiatives to remove lower quality consumer traffic, including traffic that did not consistently meet self-imposed regulatory standards. By improving the quality of consumer traffic sourced to our media properties, we have increased user participation and conversion rates, ultimately increasing payouts from "name brand" advertiser clients, creating a more sustainable foundation for our business.

• Developing and Enhancing Products to Increase the Quality of Our Solutions. Our product development efforts are centered on scaling and advancing our commerce media platform. Key areas of investment include expanding our post-transaction media footprint through new partner integrations and surface areas, enhancing creative formats and consumer-facing experiences to drive engagement and advertiser performance, and extending our reach across mobile app environments beyond our existing mobile web presence.

   Central to the platform’s effectiveness is our proprietary identity graph, which we continue to enrich through partnerships with third-party data providers and through the application of privacy-centric data architecture designed to support evolving regulatory requirements, including anticipated changes under the California Consumer Privacy Act of 2018 ("CCPA"). These identity capabilities power our machine learning–driven ranking and bidding systems, which dynamically optimize ad placement and predict conversion outcomes with increasing accuracy — enabling more efficient advertiser spend and stronger yield across the network.

    Across our broader product portfolio, we are investing in modernizing our legacy consumer platforms to improve domain reputation, streamline site experiences, and ensure operational continuity as we migrate workloads toward more scalable, cloud-native infrastructure. These efforts are designed to protect and extend the value of our existing media properties while aligning them with the technology standards and compliance posture of our commerce media business.

Sales and Marketing

We generate new client and media partner relationships primarily through our in-house sales team. We service established clients and partners through in-house account directors and managers, who seek to optimize results and expand our relationships.

Our Competition

In the commerce media space, we compete against an array of ad technology companies that provide non-endemic advertising offerings. More specifically, we compete against a small group of private U.S. companies for post-transaction commerce media inventory, with one larger enterprise that represents a significant share of the market. Some of our competitors have substantially greater financial, technical, sales and marketing resources, as well as greater name recognition and a larger customer base. While we believe the competitive landscape is becoming more complex, we believe our proprietary first-party database, our ad serving, and our customer acquisition technologies enable our clients to better target, engage, qualify, and communicate with relevant consumers, in a more measurable and cost-effective manner than our competitors.

Client Concentration

We have an extensive list of clients across a wide range of industries. For each of the years ended December 31, 2025 and 2024, no individual advertiser client accounted for more than 10% of the consolidated revenue or net accounts receivable.

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

Regulatory Matters

Our business is subject to a significant number of federal, state, local and international laws, rules, and regulations applicable to online or digital advertising, commercial email marketing, telemarketing, and text messaging. We are also subject to laws, rules, and regulations regarding data collection, AI, privacy and data security, intellectual property ownership and infringement, and promotions and taxation, among others. Some of our clients operate in regulated industries, such as financial services, credit repair, gambling, consumer and mortgage lending, secondary education, healthcare and medical services, and health insurance. To the extent applicable, we must comply with the laws, rules, and regulations applicable to marketing activities in those industries. Outside of the United States, we own and operate consumer facing websites in the United Kingdom (the "UK"), Canada, and Australia and are subject to the laws, rules, and regulations of those countries as they impact our operations.

These laws, rules, and regulations are generally designed to regulate and prevent deceptive practices in advertising, online marketing, and telemarketing, to limit the use of telemarketing without sufficient prior express consent, and to protect individual privacy rights and prevent the misuse and unauthorized disclosure of personal information. For example, the federal Telephone Consumer Protection Act ("TCPA") imposes significant restrictions on the ability to make telephone calls or send text messages to telephone numbers without the prior written consent of the person being contacted for certain types of communications. The TCPA also requires that consumers be provided reasonable options for opting out of such calls and/or text messages after consent is provided. The TCPA imposes statutory penalties of $500 to up to $1,500 per call or text in violation. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act applies to commercial email messages and makes it unlawful to send electronic mail messages that contain false or deceptive information, among other requirements. CAN-SPAM also requires the sender of emails sent for a commercial purpose to provide a functioning mechanism that allows the recipient to opt-out of receiving future commercial e-mail messages from the sender of such messages. Additionally, Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices, as well as similar state consumer protection statutes, regulate marketing representations, data practices, and disclosure obligations. Additionally, the use of AI and machine learning in our platforms is subject to the same data protection, consumer protection, and marketing laws and regulations that apply to our broader business. These laws and regulations are continually evolving and any enforcement actions under such laws could result in fines, penalties, litigation, and increased expenses associated with compliance.

A growing number of states have enacted comprehensive consumer privacy laws which require certain disclosures in privacy notices, and which grant individuals certain rights with respect to their personal information, including the right to request access, correction, or deletion thereof. For example, the California Consumer Privacy Act of 2018  (the “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines, including increased fines for intentional violations, and allows private litigants affected by certain data breaches to recover significant statutory damages. Additionally, various states have enacted “mini TCPA” statutes and telemarketing laws that impose additional restrictions and, in some cases, provide for statutory damages or private rights of action. In addition, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected individuals, and in some cases state regulatory authorities and consumer credit bureaus, in the event of a data breach or compromise, when personal information has or may have been accessed or acquired by an unauthorized person. Compliance with each of these various laws could impose significant costs, as well as legal, regulatory, or financial exposure if we are found not to be in compliance.

We were involved in investigations with federal and state regulators over our practices including the FTC and the Pennsylvania Office of the Attorney General. These investigations and claims have all been settled as of December 31, 2023. As part of the FTC settlement, we have made and continue to make additional changes to our business practices that have adversely affected our results of operations for the years ended December 31, 2025 and 2024. See Item 1A. Risk Factors — Risks Relating to Legal and Regulatory Matters and Item 3. Legal Proceedings for further discussion of the impacts of these proceedings and various laws, rules, and regulations on our business.

Human Capital

Fluent is dedicated to certain core principles and values which include being fast to create solutions, collaboration, focus on deliverables and being growth minded to drive innovation. Fluent is committed to providing our employees with opportunities to grow and develop in their careers, supported by competitive compensation and comprehensive medical and wellness benefits. We embrace challenges and welcome opportunities to make improvements in our corporate culture and employee benefits. We are proud to have been the recipients of many awards for our corporate culture including regularly being listed on Crain’s Best Places to Work.

As of December 31, 2025, we had 186 employees, of which 185 were full-time employees. This represents a decrease of 13% over the number of employees as of December 31, 2024. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement with us. We have not experienced any work stoppages and strive to maintain a positive relationship with our team. We continue to operate under a hybrid strategy based around flexibility and collaboration.

Competition in the recruitment of top talent within our industry remains constant and our future success will depend in part on our continued ability to hire, incentivize, and retain exceptional colleagues across the business. As the business evolves, we continue to source talent to complement the existing team with different strengths, experience, and ideas. See Item 1A. Risk Factors — "Our failure to recruit or the loss of management and highly trained and qualified personnel could adversely affect our business." for further information about the risks related to our ability to recruit and retain qualified personnel.

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

We encourage curiosity and provide our people with the tools and resources to learn and grow. From internal Fluent University courses to company-wide workshops and memberships to corporate networking organizations, such as She Runs It, we offer continuous opportunities for personal and professional development. In 2025, we created approximately 1,500 hours of learning for our employees through these courses. Additionally, over the past few years, we have worked to support internal mobility for those who have excelled in their roles and are looking to gain new experience in other areas of the business that align with their individual career goals. We reward positive performance and celebrate our employees for their persistent drive to succeed.

We are constantly striving to make Fluent a more supportive place to work. We make a concerted effort to post roles and source top candidates to present a diverse candidate slate for our hiring teams.  We know the importance of coming together.  We hold regular town halls and team building activities.  Additionally, we hold two annual programs that add meaningful value that focus on mental/physical health and development.  This year was the 4th annual step challenge of which 25% of the Company participated in. In 2025 we also held our 4th year of the mentorship program.  Colleagues continue to engage in both programs.  These programs also help to build/deepen relationships across the organization.

Available Information

Fluent’s principal executive offices are located at 300 Vesey Street, 9th Floor, New York, New York 10282, and our telephone number is (646) 669-7272. Our internet website is www.fluentco.com. The website address provided in this 2025 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2025 Form 10-K and is not incorporated by reference in this 2025 Form 10-K or any filing with SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, on our Investor Relations website at investors.fluentco.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our periodic reports are filed or furnished electronically with the SEC under SEC File Number 001-37893 and can be accessed at the SEC’s website at www.sec.gov.

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

Management has concluded that there exists a substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm included in its opinion for the year ended December 31, 2025 an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern.

We have experienced a continued decline in user registrations on our O&O Sites due to changes in traffic sourcing practices, regulatory constraints, and broader media supply challenges, which have reduced the availability of high-quality traffic and adversely affected our revenue and profitability. We do not expect registration volume to return to prior levels.

Historically, we were unable to consistently meet our financial covenants under the credit agreement (as amended, the "SLR Credit Agreement") by and among Fluent, LLC, as Borrower, the Company and certain subsidiaries of the Borrower as guarantors, and Crystal Financial LLC d/b/a SLR Credit Solutions, as administrative agent, lead arranger and bookrunner, and each other lender from time to time party thereto, which restricted our borrowing capacity and created a risk of default and acceleration of our debt obligations, which we would not have had sufficient funds to repay. In November 2025, we entered into a Financing Agreement (as defined below) with CSNK Working Capital Finance Corp. d/b/a Bay View Funding ("Bay View") to replace the SLR Credit Agreement. Under this Financing Agreement, there are no financial covenants that could cause non-compliance, and the facility provides up to $30.0 million, net, in advances on eligible accounts receivables. Availability under the facility fluctuates based on the amount and eligibility of receivables and may be reduced due to customer disputes, credit issues, aging, concentration limits, or other criteria. Bay View is not committed to advance funds against any particular receivable, and advances are made at its discretion in accordance with the terms of the Financing Agreement. Although Bay View has indicated in writing its intention, absent an event of default, to continue purchasing eligible receivables in the ordinary course, and has a history of doing so under similar facilities with other customers, such funding remains subject to the discretion of Bay View and the terms and conditions of the Financing Agreement. If availability under the facility were reduced or if Bay View were to cease advancing, we could have insufficient funds to support our operations and meet our obligations as they come due unless we found another lender or purchaser of our receivables.

For the three months ended December 31, 2025, we met our forecast for revenue and net income. However, our forecasts are subject to significant uncertainty and are based on assumptions that may not be realized. We have a history of not meeting our forecasts, and any significant deviations from our forecasts could adversely affect our liquidity and ability to access financing. With this, we have shifted our strategic focus toward scaling our Commerce Media Solutions business. While Commerce Media Solutions has demonstrated growth and operates under a different economic model that reduces exposure to certain media sourcing risks, it represents a relatively new and evolving component of our business.  However, the success of this transition depends on our ability to onboard and retain media partners, achieve favorable economics under long-term agreements, and maintain advertiser demand, and there can be no assurance that this strategy will be successful.

In addition, we entered into an At-the-Market Issuance Sales Agreement under which we may offer and sell shares of our common stock. Our ability to raise capital under this program, or through other financing sources, is subject to market conditions and other factors and may be limited or unavailable on acceptable terms, or at all.

If our expected facility becomes limited by the lender or our business does not perform to expectations, we may need to consider other strategic alternatives, including seeking additional equity or debt financing, reducing or delaying our business activities and strategic initiatives, selling assets, or other measures. We have relied upon financing provided by our officers, directors and largest stockholders, and such holders may be unwilling or unable to provide financing should additional financing be required. Other financing sources may be unwilling to provide such funding to us, especially if there remains substantial doubt about our ability to continue as a going concern, on commercially reasonable terms, or at all. Furthermore, the perception that we may not be able to continue as a going concern may cause publishers, vendors, advertisers and other clients (current and potential) to review their business relationships and terms with us. The reaction of investors to the inclusion of a going concern statement in the accompanying financial statements, and our potential inability to continue as a going concern, could materially adversely affect our share price, which could negatively impact our ability to obtain stock-based financing or enter into strategic transactions.

Risks Related to Our Industry

We operate in a competitive, rapidly changing industry, which makes it difficult to evaluate our business and prospects.

We derive substantially all of our revenue from digital marketing services, which is an intensely competitive industry characterized by rapidly evolving industry standards, user and client demands, laws and regulations, and technology.

We compete for advertiser clients against other digital marketing companies and online and traditional media companies based on many factors, including ROAS, scale, and client service. Our clients may curtail their advertising spend with us or stop using our services altogether if we fail to meet their expectations in terms of their ROAS or the quality and convertibility of leads we provide or otherwise fail to compete effectively against other online marketing and advertising companies. Conversion rates for leads can be impacted by factors outside our control, such as competition in our clients' industries and our clients' sales practices. Lower conversion rates may become more likely as we expand our services and relationships with our clients by moving our conversion point further "down the funnel," closer to where our clients are able to monetize the users we provide. To the extent we cannot meet the challenges from existing or new competitors or develop new product offerings to meet client preferences or needs, our revenues and profitability could be materially and adversely affected.

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

As part of our strategic evolution, we launched Commerce Media Solutions in the first quarter of 2023. While Commerce Media Solutions has already become an important part of our strategy, it represents an expansion of our business into a highly competitive segment of the digital advertising industry. There are many established dominant players in commerce media and entry into the commerce media market has its own challenges and risks as further discussed below.

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

Additionally, we rely on AI and machine learning to optimize the performance of our digital marketing campaigns and performance analytics. Our platforms also operate on cloud-based infrastructure. These technologies may contain design or performance defects that are not readily apparent. If the proprietary technologies, cloud infrastructure, or related systems fail to operate as intended, do not scale effectively, or are less effective than technologies used by our competitors, our business could be harmed.

A material percentage of our consolidated revenue is derived from gaming (apps) advertisers, so we are exposed to risks associated with the gaming industry in general.

Approximately 38% and 35% of our consolidated revenue was derived from gaming advertisers in 2025 and 2024, respectively. This revenue derives from app installations and app-related user actions. The stability and potential growth of this client base depends in part on the state of the app-based gaming industry, which is subject to numerous risks including:

●	the relative availability and popularity of other gaming apps and forms of entertainment compared to those offered by our advertisers;
●	changes in consumer demographics, tastes, spending habits, and preferences;
●	social perceptions of gaming, especially those related to the impact of gaming on health and social development;
●	the introduction of legislation or other regulatory restrictions on gaming, such as restrictions addressing violence in video games and addiction to video games; and
●	changes in platform policies, app store rules, or mobile operating system requirements that affect user acquisition or monetization.

Although no single gaming advertiser accounted for more than 10% of consolidated revenue in 2025, adverse developments affecting our gaming advertiser base, including reductions in marketing spend or loss of significant clients, could adversely affect our results of operations.

Unfavorable publicity and negative public perception about our industry or us may damage our reputation, which could harm our business, financial condition, and results of operations.

With the growth of online advertising and e-commerce, there is increasing awareness and concern regarding online marketing, advertising, and telecommunications, particularly as they relate to individual privacy interests. Our ability to attract potential users, and thereby clients, depends in part on users trusting us enough to provide self-declared registration data and other personal information. If we fail to maintain the quality and user acceptance and expectations of our O&O Sites and Commerce Media Solutions, or our advertiser clients misuse consumer data or fail to comply with applicable marketing and privacy requirements, our reputation could be harmed, damaging our ability to attract and retain users, media partners, and advertiser clients, which could adversely affect our business, financial condition, and results of operations.

An increasing regulatory burden relating to data privacy may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change, or reduce our current and prospective clients' demand for our products and services. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so would harm our business growth prospects and results of operations.

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

Additionally, because of the performance-based nature of many of our agreements with our owned and operated media partners, our O&O Sites bear the costs of purchasing media without the assurance of advertising spend by any particular advertiser client. To be profitable, we must be able to generate more revenue from our users than our costs to acquire such users. Our ability to do so is dependent on many factors, including having the right media sources to drive users who engage with our O&O Sites and providing content, experiences and advertisements that retain users' attention.

While the majority of our commerce media business operates on a revenue share basis, certain media partners include guaranteed minimum arrangements. The performance of our commerce media placements depends on several factors, including the quality and scale of the e-commerce site owners we contract with, the placement of our solution on their post-transaction confirmation page and their users’ receptivity to the offers we select to deploy. If we are unable to achieve the optimal mix of these and other factors, we may not be able to generate sufficient revenue to achieve profitability from our commerce media partners with minimum guarantee arrangements.

Our results are also subject to fluctuation from seasonality and cyclicality in ours and our clients' businesses. Specifically, most of our Commerce Media Solutions media partners operate e-commerce websites that experience the heaviest consumer traffic during the fourth quarter holiday season, which can affect advertiser demand and campaign performance. In addition, advertiser marketing budgets may fluctuate throughout the year based on seasonal spending patterns, economic conditions, and other factors, which can impact the timing and volume of advertising spend across our platform.

We are exposed to credit risk from our clients, and we may not be able to collect on amounts owed to us.

We regularly extend payment terms to our clients, which exposes us to risk of bad debt. Some of our clients are thinly capitalized and pose credit risks, and some of our clients may challenge the determination of amounts we believe they owe or may dispute payments, including due to performance-based pricing arrangements, attribution determinations, or other claims. In these circumstances, we may have difficulty collecting on amounts we believe are owed to us. Many of our advertising agency and broker clients are not required to pay us unless and until they are paid by the underlying client. We are particularly exposed in certain verticals where there is a risk of tightening regulations or restrictions on sourcing consumer traffic. For example, if new regulations affect our clients such that their businesses are no longer viable, our clients may become insolvent or otherwise unable to pay amounts owed to us. In such circumstances, we may be exposed to risks of significant bad debt, which could have a material adverse effect on our results of operations.

Risks Related to Our Commerce Media Solutions

We operate in the commerce media segment of the digital advertising ecosystem, which is highly competitive and dominated by larger, well-capitalized competitors with existing advertiser and media partner relationships.

We have scaled our commerce media offerings focusing on post-action and post-transaction placements embedded within media partner-owned digital properties and have developed our own proprietary ad-serving technology. The development and scaling of post-action and post-transaction advertising may present technological, implementation, and acceptance challenges on both our part and the part of prospective media partners. While we have established a presence in the U.S. and are continuing to expand internationally, this space is highly competitive, with new entrants entering the field and existing e-commerce site owners building their own commerce media networks. Certain competitors have longer operating histories, greater scale, and more established relationships, which may provide them with competitive advantages. In addition, we have experienced competitive displacement in certain instances, and we may lose additional media partner or advertiser relationships to these competitors in the future, which could adversely affect our growth and profitability. These challenges to our owned and operated business have had, and are expected to continue to have, a material adverse effect on our owned and operated media business and may negatively impact our results of operations and liquidity, particularly if registration volume declines more significantly or more rapidly than we currently expect.

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

We attract hundreds of thousands of consumers to our O&O sites on a daily basis and maintain a large, proprietary database of first-party user information. This database, coupled with user information from our media partners and third-party data sources, enables us to provide robust user profiles to our AI-enabled technology to enhance our solutions’ performance. However, there are other factors, some of which are outside of our control, that can impact performance, such as the types and preferences of users of our media partners, how and when they interact with our solution, how quickly our solution is displayed, and how to display the right mix of offers to users. There can be no assurance that we will have the resources and be able to invest sufficient capital to continue developing and improving our technology to meet our partners' or advertiser clients' demand or keep pace with our competitors.

Given that we will need to rely on internal and external developers to continue to develop our technology, we will need to have sufficient cash resources to fund our continued investment in technology at desired levels. Many of our competitors have greater resources and may be part of larger organizations through which they could deploy their solutions across affiliated media properties. Should we fail to have the required resources to develop and improve our technology, our competitive position could suffer, and our results of operations could be adversely affected.

Risks Related to Our Owned and Operated Media Properties

We are at a competitive disadvantage to other rewards sites because we are more selective in our traffic sources.

Our O&O Sites have experienced declining user traffic over the last several years. We believe this decline is attributable to our various initiatives to remove lower quality consumer traffic. In addition, the FTC Consent Order (as defined herein) necessitated a heightened level of vigilance in monitoring our publishers, which contributed to reduced consumer traffic sources and, as a result, lower registration volume.

This decline in traffic volume has negatively impacted our owned and operated business, while other reward site operators with more lenient standards have seen increased traffic, often sourced from our former publishers. We currently do not expect registration volume to return to prior levels. Although we have sought to improve the quality and monetization of our users and pursue other traffic sources to counteract this decline, our owned and operated business may not return to the same level of profitability. These challenges to our owned and operated business have had, and are expected to continue to have, a material adverse effect on our business and may negatively impact our results of operations and liquidity, particularly if registration volume declines more significantly or more rapidly than we currently expect.

A decline in the supply of media available to us through third parties or an increase in the price of this media would increase the cost of attracting consumers and reduce our profitability.

The success of our O&O Sites depends on our ability to attract users to such sites and generate revenue from their activities in a cost-effective manner. There is substantial competition for web traffic among both established media buyers and smaller operators, and we expect this competition to continue to increase, given the limited barriers to entry into the market. A portion of our revenue on our O&O Sites is from visitor traffic originating from third-party publishers, including ad networks, social media platforms, and search engines.

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

We obtain a meaningful portion of our user traffic through "walled garden" social media platforms. These platforms change their algorithms and rules on the acceptability of ads frequently and without notice. We may lose access to a platform without knowing the reasons for such loss or how to regain access. The platforms adjust their pricing based on market demand as well as many other factors, known and unknown, most of which are outside of our control. If we lose access to a platform or the pricing increases, our results of operations would be adversely affected.

Our media spend on social media platforms includes the use of affiliates and influencers, many of whom use Instagram, YouTube and TikTok to buy ads or post content in an effort to drive traffic to our sites. Social media platforms are subject to evolving regulatory, political, and business environments that may affect their availability, operations, or advertising policies.

A substantial majority of users access our media through mobile devices and tablets, and our business is therefore highly dependent on mobile platforms and operating system providers.

Mobile devices are now the primary means by which people access online content, increasingly through mobile applications rather than mobile browsers. While our O&O Sites are designed with a "mobile first" approach, our consumer-facing experiences are currently delivered primarily through mobile web, and our mobile application offerings are more limited than those of certain competitors.

Moreover, the mobile ecosystem is controlled by two operating systems, Apple iOS and Google Android. More than 90% of our users access our O&O Sites from mobile devices, and we believe a similar percentage access our Commerce Media Solutions from mobile devices as well. The dependence on two operating systems subjects us to their control over, pricing, policies and terms which impacts a substantial portion of our business, as well as the businesses of our advertisers, app developers, e-commerce sites, mobile carriers and other partners. If our advertiser clients or partners experience difficulties developing or promoting their apps, our revenue and growth may be impaired.

Our use of CRM may be hindered, which in turn could harm our business.

We and our third-party publishers use email, text messages, and push notifications, among other channels, to reach users for re-engagement and other marketing purposes. Email service providers ("ESPs"), internet service providers and mobile carriers may implement new or more restrictive email or content delivery or accessibility policies. If ESPs materially limit or halt the delivery of emails advertising our O&O Sites, or if we fail to deliver emails to users in a manner compatible with email providers' handling or authentication technologies, our ability to contact users through email could be significantly restricted.

Moreover, with a heightened aversion to marketing calls and emails, consumers increasingly screen or block their incoming telephone calls, texts, and emails, so users may not reliably receive our messaging. If we are unable to contact users effectively by email, telephone, text, or other means, our business, results of operations, and financial condition would be harmed.

Other Business Risks

It may be difficult to effectively manage any future growth and scale our infrastructure and products quickly enough to meet the needs of our business while maintaining profitability.

Our future success depends in part on the efficient performance of our ad serving consumer data collection platforms and technology infrastructure used in our O&O Sites and Commerce Media Solutions. As Commerce Media Solutions represents a growing and increasingly significant component of our business, we are continuing to enhance and scale our technology infrastructure to meet the evolving needs of this business. To address the growing volume of data privacy requests, we rearchitected our consumer information database to ensure compliance with new data privacy and data protection laws. However, unexpected performance issues, such as increased session or user volume or technical challenges with our systems and infrastructure could lead to latency delivering our solutions and user responses. This could significantly affect performance, resulting in slower response times or system failures of our O&O Sites or Commerce Media Solutions, potentially affecting our revenue and profits.

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

We rely on AI capabilities and machine learning that are embedded within our business to support campaign optimization, data analysis, and operational decision-making. These technologies require ongoing oversight, refinement, and investment, and their effectiveness depends on data quality, system integration, and continued development. If our AI-enabled systems fail to operate as intended, do not scale effectively, or become less competitive than alternative solutions, our business and results of operations could be adversely affected.

In addition, as with many innovations, the use of AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. AI development or deployment practices by us or third-party providers could result in incidents that could increase the resources we need to implement cybersecurity measures to protect the security of our data. These deficiencies and other failures of any potential AI and systems enhancements could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm as well adversely affecting the results of our operations.

Economic or political instability could adversely affect our business, financial condition, and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including events or factors that are outside of our control. Such events or factors could include war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the U.S. or elsewhere. Changes in interest rates, inflationary pressures, and broader macroeconomic conditions may cause reduced consumer confidence, result in uncertainty, and may cause our customers and/or clients to be cautious in their ad spending.

Many of our advertisers and media partners operate internationally, including in regions that have experienced military conflict or geopolitical instability. Escalation or expansion of such conflicts could disrupt our partners’ operations, reduce advertising spend, or impair payment collections, potentially having a negative impact on our operations.

Recent macroeconomic trends, including inflationary pressures and changes in interest rates, have created uncertainty in the global economy. Elevated inflation could increase our operating expenses, including compensation, technology, and other general and administrative costs, and may outpace our ability to increase revenue or improve margins. In response to inflationary pressures, from 2021 to 2023 the U.S. Federal Reserve and other global central banks increased interest rates, and future monetary policy actions remain uncertain. Although benchmark interest rates have declined between September 2024 and December 2025, such benchmark rates remain elevated relative to recent historical standards. To the extent we incur or maintain variable-rate indebtedness, increases in interest rates could increase our borrowing costs and adversely affect our cash flows and financial condition. In addition, sustained economic uncertainty or higher interest rates could lead our advertiser clients and media partners to reduce spending, delay purchasing decisions, or seek more conservative pricing arrangements, which could negatively impact our revenue and results of operations.

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

We currently operate our O&O Sites in the U.S., UK, Canada, and Australia from servers in the Cloud. As we continue to expand our Commerce Media Solutions internationally, we need to reassess the locations of our servers to mitigate potential latency issues that could impact the performance of these solutions. Continued international expansion will require us to invest significant funds and other resources and may subject us to additional risks, including those related to cross-border data transfers; retooling our consumer facing product offerings to better align with local customs, practices, and consumer preferences; compliance with anti-bribery laws; recruiting, training, managing, and retaining contractors and service providers in foreign countries; increased competition from local providers; economic and political instability; and less protective or restrictive intellectual property laws.

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

From time to time, we evaluate strategic transactions, including acquisitions, investments, or divestitures, as part of our capital allocation and business strategy. We have divested certain underperforming assets and businesses and may continue to evaluate additional strategic alternatives. In addition, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments, or divestitures. These potential strategic alternatives may result in strategic transactions that could be material to our financial condition and results of operations.

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

We, our third-party publishers', and our clients' businesses operate in highly regulated industries, subject to many federal, state, and local laws and regulations governing data privacy, consumer protection, advertising, telemarketing, text messaging, and personal information. In addition to the TCPA and "mini TCPAs" of various states, we are subject to CAN-SPAM and the California Business and Professions Code Sec. 17529.5, among others. Many of these laws and regulations are frequently changing and can be subject to various interpretations, and the extent and evolution of future government regulation is uncertain. Evolving privacy laws, including state comprehensive privacy statutes and international data protection regulations, may impose additional restrictions on data collection, processing, sharing, and cross-border transfers. As such, keeping our business in compliance with new and evolving laws and regulations, therefore, may be costly and affect our ability to generate revenue and harm our financial results.

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

The use of AI and machine learning in our platforms is subject to the same data protection, consumer protection, advertising, and marketing laws and regulations that apply to our broader business. Regulatory authorities are increasingly scrutinizing the use of automated and algorithmic technologies in areas such as consumer profiling, marketing practices, and data processing. Evolving interpretations or new requirements in these areas may impose additional compliance obligations, increase costs, or limit certain uses of AI-enabled technologies, which may have a material adverse effect on our operations

Our use of email marketing and other direct marketing channels is subject to laws and rules in each of the jurisdictions in which we operate.

We conduct direct marketing through channels such as email, messaging, and other electronic communications to promote our O&O Sites and utilize third party publishers who use email to generate traffic for our O&O Sites and to promote our advertisers' products. As discussed above, we are subject to CAN-SPAM and the California Business and Professions Code Sec. 17529.5 on our domestic email marketing activities. In addition, the FTC Consent Order (as defined herein) required us to obtain "affirmative express consent" for e-mail marketing, which may be more stringent than industry practices.

Further, foreign laws and regulations, such as the Canadian Anti-Spam Law, also apply to our business activities in the foreign jurisdictions in which we operate. If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions and litigation, as well as indemnification obligations with respect to our clients. Any negative outcomes from such regulatory actions or litigation, including monetary penalties or damages, could have a material adverse effect on our financial condition, results of operations and reputation.

The outcome of litigation, inquiries, investigations, examinations, or other legal proceedings in which we are or may become involved, or in which our clients or competitors are involved, could distract management, increase our expenses, or subject us to significant monetary damages or restrictions on our ability to do business.

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by private litigants or federal and state governmental agencies, regulatory agencies, attorneys general, and other governmental or regulatory bodies, any of whom may allege violations of legal and regulatory requirements. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts, and the cost to defend such litigation may be significant.

Legal proceedings, regardless of merit or outcome, may be costly to defend, may divert management attention from our operations, require changes to our business practices, or result in adverse publicity. There may also be adverse publicity and uncertainty associated with investigations, litigation, and orders (whether pertaining to us, our clients, or our competitors) that could impact our ability to buy media and source advertisers and/or diminish consumers' view of our services. Regardless of whether any current or future claims in which we are involved have merit, or whether we are ultimately held liable or subject to payment of penalties or consumer redress, such investigations and claims have been and may continue to be costly and may result in changes to our business practices that adversely affect our results of operations.

Our business and the businesses of our advertiser clients may be subject to sales and use taxes and other taxes.

The application of sales and use taxes, business taxes, and gross receipts taxes on our digital marketing, advertising, data, and performance-based services is complex and evolving. Because of changes in the state laws governing our business, we are potentially subject to taxes in more states than was previously the case. The line between exempt services and enumerated services subject to sales tax is unclear and varies from state to state. While our advertising services are generally not subject to sales tax, some states, like New York, impose sales tax on information services and some of our lead generation services may be characterized as sales taxable information services. Further complicating the determination of the sales taxability of services is the need to determine the source of revenues from the services (i.e., where the service is rendered, where the service is consumed or where the information is accessed).

Changes in tax laws, interpretation, and implementation of regulations, rules, or guidance on taxes may result in our revenues being subject to sales or other taxes. We may also be subject to audits, assessments, penalties, interest, or retroactive tax liabilities. Were any of these to occur, our operating costs could increase or demand for our services could be adversely affected, which could have a material adverse impact on our business.

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

Cybersecurity risks have significantly increased in recent years, in part because of the proliferation of new technologies, the increased use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. Although we continue to enhance our physical and cyber security controls and associated procedures, we may be unable to proactively address these cybersecurity risks or to implement adequate preventative measures. We have been subject to and are likely to continue to be the target of future cyberattacks. These risks include, among others, phishing and other social engineering attacks, credential stuffing, malware, vulnerabilities in third-party software or service providers, and human or technological error. Any such incident could also require us to notify affected individuals or regulators, conduct forensic investigations, provide remediation services, defend litigation or regulatory proceedings, and incur significant costs, any of which could adversely affect our business, financial condition, and results of operations.

We, or any of our third-party partners or service providers, could experience compromises to security that result in the decreased performance or availability of our websites, mobile applications, the platforms and systems; the loss or unauthorized disclosure, access, acquisition, alteration; or use of confidential information. As a result, consumers, publishers, or advertisers may lose trust and confidence in us, and consumers may decrease the use of our websites, advertisers may stop using our services and/or publishers may stop providing media to us.

Any or all of these issues could disrupt our business operations or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business. Although we are not aware of any material information security incidents to date, we have detected common types of attempts to attack our information systems and data using means that have included denial of service attacks and phishing.

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

We display original and third-party content, including advertisements, on our O&O Sites and Commerce Media Solutions and in our marketing messages. As a result, we have faced and may continue to face potential liability based on a variety of legal theories, including copyright or trademark infringement. We generally rely on the "fair use" exception for our use of third-party brand names and marks, but these third parties may disagree, and the laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis. We also create content we believe to be original for our websites. While we do not believe that this content infringes on any third-party copyrights or other intellectual property rights, owners of competitive websites that present similar content have taken and may take the position that our content infringes on their intellectual property rights.

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

In the U.S., while there is no federal version of GDPR yet, as of  March 13, 2026, approximately 20 states have enacted data privacy laws, including the CCPA. As of March 13, 2026, similar bills are being considered in approximately sixteen additional states. Some of the proposed laws include a private right of action to enforce noncompliance, which, if enacted, would expose us to potential litigation and claims. Because of the variation in these states' laws, it is extremely difficult and expensive to comply with this patchwork of data privacy laws. There can be no assurance that we will be able to do so or that the costs of compliance will not be prohibitively expensive, either of which could have a material adverse effect on our business and results of operations.

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

Although management believes that our current liquidity sources are sufficient to fund operations for at least the next twelve months from the date of issuance of this report, we have experienced declining revenue and operating losses in recent periods. In addition, management’s projections are based on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we currently expect. Our ability to execute our business plan and support future growth may depend in part on our ability to access additional sources of capital, and we may require additional financing in the future to fund our operations and strategic initiatives.

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

In November 2025, we entered into an Accounts Receivable Finance Agreement (the "Financing Agreement") with CSNK Working Capital Finance Corp. d/b/a Bay View Funding ("Bay View") under which we may receive advances based on eligible accounts receivable, subject to a maximum aggregate amount. Availability under this facility fluctuates with the amount and eligibility of our receivables and may be reduced due to customer disputes, credit issues, aging, concentration limits, or other eligibility criteria. In addition, Bay View is not obligated to advance funds against any particular receivable, and advances are made at its discretion in accordance with the terms of the Financing Agreement.

In addition, our revenue from business operations and proceeds from our transaction with Bay View, the Company's primary source of working capital to date has been through the sale of equity and subordinated convertible notes to officers, directors and the largest stockholder of the Company. Equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions, or security interests in our assets. Any of these events could significantly harm our business and results of operations.

We may, in the future, experience significant charges to our intangible assets, which may affect our results of operations in the future.

Unfavorable changes in the business climate or competitive environment, our revenue forecasts, our market capitalization, capital structure, capital expenditure levels, operating cash flows, as well as adverse legal or regulatory actions or developments could cause material impairments to the carrying value of our intangible assets or intangible assets we may obtain in future periods.

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

Although our common stock is currently listed on Nasdaq, there is no assurance that we will continue to meet the exchange’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

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

As of December 31, 2025, our executive officers, directors, and holders of 10% or more of our outstanding common stock, in the aggregate, beneficially owned and have the ability to exercise some voting control over approximately 60.5% of our outstanding shares of common stock. On January 17, 2025, the Board appointed James P. Geygan to the Board. Mr. Geygan serves as the Chief Executive Officer and Director of one of our institutional investors, Global Value Investment Corporation. As a result, these stockholders could exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, which might affect the trading price of our common stock.

The concentration of stock ownership may also serve to limit the trading volume of our common stock and lead to greater volatility in our stock price. As of December 31, 2025, our largest stockholder, Dr. Phillip Frost, owned, directly or indirectly, approximately 25.3% of our outstanding common stock. Dr. Frost has no obligation to provide us with advance notice of any sale or purchase of our common stock. If the concentration of our common stock ownership were to significantly shift, via sales of shares currently held by Dr. Frost or otherwise, we cannot predict the impact that any resulting change to the trading volume might have on our stock price.

Future issuances of shares of our common stock could have a dilutive effect on your investment in us.

Pursuant to our incentive plans, our Board of Directors has granted and may continue to grant stock options, restricted stock units, or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards may have a dilutive effect on our common stock, which could cause our stock price to decline. During 2025 and 2024, we issued 485,276 and 319,933 shares of common stock, respectively, in connection with prior acquisitions, vesting of awards made under our 2018 Stock Incentive Plan, our 2022 Omnibus Equity Incentive Plan (the "2022 Plan"), and for other business purposes. On June 18, 2025, our stockholders authorized for issuance under the 2022 Plan an additional 2,000,000 shares. As of December 31, 2025, there were an additional 368,563 shares of restricted stock and options granted under the 2022 Plan, as well as other compensatory arrangements that might vest and be delivered through 2031. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards may have a dilutive effect on our common stock, which could cause our stock price to decline.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We maintain a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of our information systems and the data we process in support of our business operations. Our cybersecurity program is risk-based and is designed to evolve in response to changes in our operating environment, technology infrastructure, regulatory obligations, and the cybersecurity threat landscape.

Our approach to cybersecurity focuses on managing risks that could materially affect our operations, financial condition, or reputation. Key components of our program include identity and access management; data protection and encryption; secure software development and change management practices; business continuity and disaster recovery planning; endpoint and network security; vulnerability and patch management; monitoring, logging, and alerting; incident response preparedness; employee cybersecurity training; and the use of cyber insurance as a risk transfer mechanism.

Risk Management & Strategy

Our cybersecurity risk management program is designed to identify, assess, manage, mitigate, and respond to cybersecurity risks that may arise from internal or external threats. Cybersecurity risks are evaluated as part of our broader enterprise risk management processes and are prioritized based on the potential impact to business operations, financial results, legal and regulatory compliance, and reputation.

We maintain policies, procedures, and technical safeguards that are informed by recognized cybersecurity frameworks and best practices, including those published by the National Institute of Standards and Technology ("NIST"), which we use as a reference to assess and enhance our controls over time. We periodically evaluate cybersecurity risks and control effectiveness through risk assessments, testing activities, and internal reviews, and we use the results of these activities to inform remediation efforts and cybersecurity investment decisions.

Certain information technology and cybersecurity controls are subject to review by internal audit and external auditors as part of their respective audit activities, including reviews related to internal control over financial reporting and information security practices, as applicable.

Governance

Oversight of cybersecurity risk is managed through a cross-functional governance structure involving our information technology, compliance, and legal functions. These teams are responsible for the day-to-day management of our cybersecurity program, including risk assessments, control implementation, and incident response preparedness. Corporate counsel and external legal advisors work closely with management on data security, privacy, and regulatory compliance matters.

Day-to-day responsibility for cybersecurity operations is delegated to senior information technology leadership, with cross-functional coordination among compliance and legal teams. Management provides quarterly updates to the Audit Committee of the Board of Directors regarding cybersecurity risks, initiatives, and incidents, if any. The Audit Committee oversees cybersecurity risk as part of its broader oversight of enterprise risk management and receives information designed to enable informed oversight, including updates on significant cybersecurity initiatives, risk trends, and any material incidents.

Incident Disclosure and Materiality

We maintain incident response and escalation procedures designed to enable timely identification, assessment, containment, and remediation of cybersecurity incidents. The determination of whether a cybersecurity incident is material for disclosure purposes is made by management based on a cross-functional assessment that includes representatives from information technology, compliance, corporate counsel, executive leadership, and external advisors, as appropriate. Materiality determinations are based on applicable legal and regulatory standards and consider both quantitative and qualitative factors, including the potential impact on our operations, financial condition, customers, and reputation.

While we did not experience a material cybersecurity incident during the year ended December 31, 2025, cybersecurity incidents are inherently unpredictable, and the effectiveness of preventive controls cannot be assured. A future cybersecurity incident could have a material adverse effect on our business, results of operations, or financial condition. See Item 1A. "Risk Factors" for additional discussion of cybersecurity-related risks.

Item 2. Properties.

Our headquarters are located at 300 Vesey Street, 9th Floor, New York, NY 10282, where we lease 17,928 square feet of office space, which is scheduled to terminate on April 14, 2029.

Our AdParlor business operates out of a shared co-working space located at 200 Bay Street, North Tower Suite 1200, Toronto, Ontario M5J 2J2, Canada under a 12-month lease, effective as of August 1, 2025.

We believe our present facilities are suitable and adequate for our current operating needs.

Item 3. Legal Proceedings.

Other than as disclosed below under "Certain Legal Matters," the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including the Financial Accounting Standards Board ("FASB") Accounting Standards Codification 450 ("ASC 450"), Contingencies, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of such loss. We do not accrue liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Legal proceedings and other contingencies for which no accrual has been established are disclosed to the extent required by ASC 450.

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

Stockholders

As of March 26, 2026, there were 274 record holders of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Recent Sales of Unregistered Securities

None.

Dividend Policy

During our fiscal year ended December 31, 2025, we paid no dividends and made no other distributions in respect of our common stock. We have no plans to pay any cash dividends or make any other cash distributions in the foreseeable future.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K ("2025 Form 10-K"). This 2025 Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in the section titled "Cautionary Note Regarding Forward-Looking Statements" and in Part I, "Item 1A. Risk Factors" of this 2025 Form 10-K.

Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company") is a commerce media solutions provider connecting top-tier brands with highly engaged consumers. Leveraging diverse ad inventory, robust first-party data, and proprietary machine learning, we unlock additional revenue streams for partners and empower advertisers to acquire their most valuable customers at scale. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with targeted consumers.

We access these consumers through both our commerce media marketplace ("Commerce Media Solutions"), which delivers targeted advertising within e-commerce and digital media transaction flows on partner sites and mobile apps, and our owned and operated digital media properties ("O&O Sites"). In 2025, we delivered data and performance-based customer acquisition services for approximately 400 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

We operate our Commerce Media Solutions on partner sites and mobile apps where we embed our proprietary ad-serving technology to identify and acquire consumers for our advertiser clients. Our technology is integrated at key moments in the consumer experience to capitalize on high engagement and improve conversion; for example, our post-transaction solution connects advertisers to consumers on e-commerce websites and apps after a purchase or similar transaction. Commerce Media Solutions generates meaningful revenue for our media partners, while driving high-quality customer acquisition for our advertiser clients. We enter into exclusive agreements with our media partners with one-to-five year terms, typically remunerating them on a revenue share and/or impression basis.

We also attract consumers at scale to our O&O Sites primarily through promotional offerings, through which consumers are rewarded for completing activities on our sites. Upon registration, consumers provide their name, contact information, and opt-in consent for telemarketing and email marketing. Over 90% of these users engage with our media on their mobile devices or tablets.

Once users have registered consumers are engaged through our proprietary direct marketing technologies and analytics with surveys, polls, and other experiences, through which we capture information about their lifestyles, preferences, and purchasing histories, among other attributes. Based on these insights, we serve users targeted, relevant offers on behalf of our clients. As new users register and existing registrants re-engage, our database is enriched and improves the effectiveness of our performance-based campaigns, thus expanding our addressable advertiser client base.

Since inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We solicit our users' consent to be contacted by us and/or our advertisers via various channels including email, telephone, SMS/text, and push messaging. We leverage their self-declared data primarily in two ways: (1) to serve advertisements we believe will be relevant to users based on the information they provide on our O&O Sites and our Commerce Media Solutions, and (2) to provide clients with users' contact information for direct outreach. We may also leverage our technology and database to drive non-core revenue streams, including utilization-based models (e.g., programmatic advertising).

Additionally, we operated a call center-supported performance marketplace ("Call Solutions") that provided live, call-based performance campaigns to help clients increase customer acquisition. Our Call Solutions business served clients across an array of industries with a particular focus on the health insurance sector. On January 31, 2026, we completed the sale of our Call Solutions business through the sale of all the membership interests of Winopoly, LLC, an indirect subsidiary. For additional information, see Note 16, Subsequent Events, in the Notes to the consolidated financial statements.

Across our business we generate revenue by delivering measurable results to our clients. We differentiate ourselves from other marketing alternatives through our ability to provide clients with a cost-effective and measurable return on advertising spend ("ROAS"), a measure of profitability of sales compared to the money spent on ads, and to manage highly targeted and fragmented online media sources. We are predominantly compensated on a negotiated or market-driven "per click," "per lead," or other "per action" basis aligned with the customer acquisition cost targets of our clients. For our O&O Sites and, prior to its sale, our Call Solutions business, we bear the cost of acquiring consumers from media partners that ultimately generate qualified clicks, leads, calls, app downloads, or customers for our clients. Our Commerce Media Solutions business operates under exclusive long-term contracts with media partners that generally remunerate the partner on a revenue share basis. Notwithstanding occasional minimum guarantees, Commerce Media Solutions does not bear significant media inventory risk.

Through AdParlor, LLC ("AdParlor"), our wholly-owned subsidiary, we operate our non-core business which offers advertiser clients managed creator marketing and media buying services across social media platforms.

For the years ended December 31, 2025 and 2024, we recorded revenue of $208.8 million and $254.6 million, net loss of $27.2 million and $29.3 million, and adjusted EBITDA of negative $9.0 million and $5.6 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on U.S. GAAP, adding back income taxes, interest expense, depreciation and amortization, share-based compensation expense, and other adjustments. See our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this 2025 Form 10-K for further discussion and analysis of our results of operations. For a further discussion of adjusted EBITDA, including a reconciliation from net income (loss), see "Definitions, Use and Reconciliation of Non-GAAP Financial Measures" below.

Trends Affecting our Business

The commerce media sector has experienced significant growth in recent years, driven by the expansion of e-commerce, increasing demand for privacy-compliant first-party data solutions, and the ability of media owners to generate incremental revenue from their existing consumer traffic. According to McKinsey & Company, the commerce media market is expected to grow at a CAGR of 21% from 2023 to 2027 and reach a total market value of $100 billion by 2027. These industry tailwinds, combined with the media supply challenges affecting our  owned and operated business were the basis for the strategic shift to Commerce Media.

We launched Commerce Media Solutions in the first quarter of 2023 to access high-value consumers for our advertiser clients and help media owners and e-commerce businesses monetize their existing consumer traffic.  In 2025, we served ads to over 200 million consumers in the post-action and post-transaction moment for top-tier media owners and brands. These consumers are among the highest-intent consumers in digital advertising and have driven significantly higher ROAS for our advertiser clients compared to other channels.

Because Commerce Media Solutions operates on media partner-owned inventory under exclusive long-term contracts, the business typically does not require us to source consumer traffic directly, resulting in a more predictable cost structure and reduced exposure to the media supply challenges that have affected our O&O Sites. Since its launch, Commerce Media Solutions has delivered year-over-year revenue growth in every quarter. For the year ended December 31, 2025, Commerce Media Solutions represented approximately 39% of consolidated revenue, compared to approximately 16% for the prior year. Based on current performance trends, we expect Commerce Media Solutions to represent a majority of consolidated revenue in 2026 and continue to grow as we onboard additional media partners and expand into new verticals.

The mix and profitability of Commerce Media Solutions will be influenced by the pace of new partner onboarding, the terms of revenue share arrangements with media partners, and advertiser demand across the verticals we serve. In the first half of 2025, gross margin declined in Commerce Media Solutions as we expanded into placements beyond post-transaction and offered early-term contract incentives on certain longer-term agreements. Gross margin improved in the third and fourth quarters of 2025 as monetization of newer placements increased. As early-term incentive periods conclude and placements mature, we expect gross margin in Commerce Media Solutions will continue to improve over time.

The Company's primary revenue channel has historically been our O&O Sites. This business depends on our ability to identify and access high-quality media sources and attract targeted users to those offers. As the business grew, we attracted larger and more sophisticated advertiser clients to our marketplaces. In response to evolving client expectations, to increase our value proposition, and strengthen our compliance posture within the evolving regulatory landscape, we implemented various initiatives to improve traffic quality.

Since 2022, however, we have experienced challenges maintaining traffic volume to our O&O Sites, primarily due to the FTC inquiry and subsequent FTC Consent Order that mandated that we tighten our standards for ad serving media sourcing. This put us at a competitive disadvantage to our competitors in the performance marketing market. Other factors that affected our traffic volume have included the volatility and attrition of affiliate supply sources, changes in search engine algorithms, and email and text message blocking algorithms. In response to these challenges, we have invested in strategic and internal efforts to secure additional traffic from the growing influencer sector and to expand our ad network beyond our O&O Sites. However, these efforts have not fully offset the decrease in revenue to our O&O Sites and increasing costs for acquiring that traffic, and as a result we have seen lower revenue and lower gross profit in our O&O Sites. For more information, "Item 1A. Risk Factors — Risks Relating to Our Business - Risks Related to Our Owned and Operated Media Properties".

In 2023, we launched our Commerce Media Solutions business to access additional high-value consumers for our advertiser clients and help media owners and e-commerce businesses generate additional revenue from their existing consumer traffic. Fluent’s Commerce Media Solutions embeds proprietary ad-serving technology in the post-action and post-transaction inventory on partner sites and mobile apps across a range of industries, including retail, ticketing and quick service restaurants. In 2024, we served ads to over 100 million consumers in the post-action and post-transaction moment for top-tier publishers and brands. These consumers are the highest intent consumers and drive significantly higher ROAS for our advertiser clients than those from our O&O Sites. The mix and profitability of our media channels, strategies, and partners is likely to continue to be dynamic and reflect evolving market trends and the regulatory environment.

Revenue from our owned and operated business declined on a year-over-year basis and the Company continues to shift its focus toward scaling Commerce Media Solutions. Consistent with this strategic transition, we are reallocating our resources to support the growth of Commerce Media Solutions and this long-term growth opportunity.

Seasonality

Our performance is subject to fluctuations related to seasonality and cyclicality in our clients' businesses and fluctuations in media sources. Specifically, our retail specific media partners in our Commerce Media Solutions marketplace are highly seasonal based on fourth quarter consumer spending which can affect advertiser demand and campaign performance. In addition, advertiser marketing budgets may fluctuate throughout the year based on seasonal spending patterns, economic conditions, and other factors, which can impact the timing and volume of advertising spend across our platform. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various client verticals we serve, and general market conditions.

While we were not directly impacted by the changes to U.S. tariff and trade policies, the second half of 2025 was characterized by continued media supply uncertainty in the O&O Sites marketplaces that has depressed gross profit in recent quarters. To confront these headwinds, we have made continued progress in driving the adoption of Commerce Media Solutions among enterprise media partners during the current period and anticipate securing additional long-term contracts as the market continues to expand. We observed an expansion in gross margin for Commerce Media Solutions in the third quarter of 2025 that continued through the fourth quarter of 2025. The fourth quarter of 2025 continued to be characterized by tepid economic conditions and media supply uncertainty in the O&O Sites marketplaces and rising media costs in the Call Solutions business. In response to these conditions, we are continuing to invest in securing additional media partners for Commerce Media Solutions and by diversifying our client base. We also continue to develop ROAS-focused initiatives across additional segments of advertisers in an effort to gain additional allocations and pricing increases to further improve our user monetization.

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

Current Economic Conditions

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts. Inflation, rising interest rates, global hostilities, and reduced consumer confidence have caused our clients and their customers to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. Considering the slowed macroeconomic environment, we continue to prioritize strategic investments that have near-term benefits to revenue while also streamlining our organization through targeted workforce reductions.

Please see "Results of Operations" below, and "Item 1A. Risk Factors — "Economic or political instability could adversely affect our business, financial condition, and results of operations," and "We are exposed to credit risk from our clients, and we may not be able to collect on amounts owed to us." for further discussion of current economic conditions.

Definitions, Use and Reconciliation of Non-GAAP Financial Measures

We report the following non-GAAP measures:

Media margin is defined as that portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue. Gross profit (exclusive of depreciation and amortization) represents revenue minus cost of revenue, and one-time items (exclusive of depreciation and amortization). Media margin is also presented as a percentage of revenue.

Adjusted EBITDA is defined as net income (loss), excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) loss on early extinguishment of debt, (6) goodwill impairment, (7) impairment of intangible assets, (8) fair value adjustment of Convertible Notes (as defined herein) with related parties, (9) acquisition-related costs, (10) restructuring and other severance costs, (11) certain litigation and other related costs, and (12) one-time items.

Adjusted net income (loss) is defined as net income (loss), excluding (1) share-based compensation expense, (2) loss on early extinguishment of debt, (3) goodwill impairment, (4) impairment of intangible assets, (5) fair value adjustment of Convertible Notes with related parties, (6) acquisition-related costs, (7) restructuring and other severance costs, (8) certain litigation and other related costs, and (9) one-time items. Adjusted net income (loss) is also presented on a per share (basic and diluted) basis.

We consider items one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization), which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
(In thousands, except percentages)	2025	2024
Revenue	$208,764	$254,623
Less: Cost of revenue (exclusive of depreciation and amortization)	157,523	193,821
Gross Profit (exclusive of depreciation and amortization)	$51,241	$60,802
Gross Profit (exclusive of depreciation and amortization) % of revenue	25%	24%
Non-media cost of revenue (1)	10,608	11,710
One- time item (2)	(4,254)	—
Media margin	$57,595	$72,512
Media margin % of revenue	27.6%	28.5%

(1) Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

(2) Includes a one-time non-media revenue adjustment of ($4,254) in connection with an early termination settlement agreement with a media partner.

Below is a reconciliation of adjusted EBITDA from net income (loss), which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
(In thousands)	2025	2024
Net loss	$(27,167)	$(29,277)
Income tax benefit	(2)	(1,811)
Interest expense, net	3,074	4,749
Depreciation and amortization	9,752	9,926
Share-based compensation expense	2,246	1,970
Loss on early extinguishment of debt	3,759	1,009
Goodwill impairment	—	1,261
Impairment of intangible assets	774	980
Fair value adjustment of Convertible Notes, with related parties	14	1,670
Acquisition-related costs (1)	1,053	2,083
Restructuring and certain severance costs	1,429	1,821
Certain litigation and other related costs	300	—
One-time items(2)	(4,254)	—
Adjusted EBITDA	$(9,022)	$(5,619)

(1) Balance includes write-off of intangibles and prepaid expense related to the write-off of TAPP Influencers Corp. ("TAPP") in May 2025 (refer to Note 14, Variable Interest Entity, in the Notes to our consolidated financial statements included in this Form 10-K) in the amount of $698 for the year ended December 31, 2025. Balance also includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations; earn-out expenses were in the amount of ($169) and $98 for the years ended December 31, 2025 and 2024, respectively, while non-compete agreements were in the amount of $413 and $1,650 for the years ended December 31, 2025 and 2024, respectively, there were other amounts of acquisition-related costs of $809 and $335 for the years ended December 31, 2025 and 2024, respectively.

(2) Includes a one-time non-media revenue adjustment of ($4,254) in connection with an early termination settlement agreement with a media partner.

Below is a reconciliation of adjusted net income and adjusted net income per share from net income (loss), which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024
Net loss	$(27,167)	$(29,277)
Share-based compensation expense	2,246	1,970
Loss on early extinguishment of debt	3,759	1,009
Goodwill impairment	—	1,261
Impairment of intangible assets	774	980
Fair value adjustment of Convertible Notes, with related parties	14	1,670
Acquisition-related costs (1)	1,053	2,083
Restructuring and certain severance costs	1,429	1,821
Certain litigation and other related costs	300	—
One-time items(2)	(4,254)	—
Adjusted net loss	$(21,846)	$(18,483)
Adjusted net loss per share
Basic	$(0.84)	$(1.14)
Diluted	$(0.84)	$(1.14)
Adjusted weighted average number of shares outstanding:
Basic	25,970,637	16,259,943
Diluted	25,970,637	16,259,943

(1) Balance includes write-off of intangibles and prepaid expense related to the write-off of  TAPP in May 2025 (refer to Note 14, Variable Interest Entity, in the Notes to our consolidated financial statements included in this Form 10-K) in the amount of $698 for the year ended December 31, 2025. Balance also includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations; earn-out expenses were in the amount of ($169) and $98 for the years ended December 31, 2025 and 2024, respectively, while non-compete agreements were in the amount of $413 and $1,650 for the years ended December 31, 2025 and 2024, respectively, there were other amounts of acquisition-related costs of $809 and $335 for the years ended December 31, 2025 and 2024, respectively.

(2) Includes a one-time non-media revenue adjustment of ($4,254) in connection with an early termination settlement agreement with a media partner.

We present media margin, media margin as a percentage of revenue, adjusted EBITDA, adjusted net income (loss), and adjusted net income per share as supplemental measures of our financial and operating performance because we believe they provide useful information to investors. More specifically:

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

Results of Operations

Summary

Year ended December 31, 2025 compared to year ended December 31, 2024:

•	Revenue decreased 18% to $208.8 million, compared to $254.6 million.

•

Net loss was $27.2 million, or $1.05 per share, compared to net loss of $29.3 million, or $1.80 per share. Net loss was positively affected in 2025 by one-time non-media revenue adjustment of $4.3 million in connection with an early termination settlement agreement with a commerce media partner.

•

Gross profit (exclusive of depreciation and amortization) decreased 16% to $51.2 million, representing 25% of revenue for the year ended December 31, 2025, from $60.8 million, representing 24% of revenue for the year ended December 31, 2024. Gross profit (exclusive of depreciation and amortization) was positively affected in 2025 by a one-time non-media revenue adjustment of $4.3 million in connection with the early termination settlement agreement as described above.

•	Media margin decreased 21% to $57.6 million, representing 27.6% of revenue for the year ended December 31, 2025, from $72.5 million, representing 28.5% of revenue for the year ended December 31, 2024.

•	Adjusted EBITDA was negative $9.0 million, compared to negative $5.6 million.

•	Adjusted net loss was $21.8 million, or $0.84 per share, compared to $18.5 million, or $1.14 per share.

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those respective periods:

	Year Ended December 31,
(in thousands)	2025		2024
Revenue	$208,764	100%	$254,623	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	157,523	75.5	193,821	76.1
Sales and marketing	14,492	6.9	17,317	6.8
Product development	11,843	5.7	17,281	6.8
General and administrative	34,702	16.6	37,697	14.8
Depreciation and amortization	9,752	4.7	9,926	3.9
Goodwill impairment and impairment of intangible assets	774	0.4	2,241	0.9
Total costs and expenses	229,086	109.7	278,283	109.3
Loss from operations	(20,322)	(9.7)	(23,660)	(9.3)
Interest expense, net	(3,074)	(1.5)	(4,749)	(1.9)
Fair value adjustment of Convertible Notes, with related parties	(14)	(0.0)	(1,670)	(0.7)
Loss on early extinguishment of debt	(3,759)	(1.8)	(1,009)	(0.4)
Loss before income taxes	(27,169)	(13.0)	(31,088)	(12.2)
Income tax benefit	2	—	1,811	—
Net loss	$(27,167)	(13.0)	$(29,277)	(11.5)

Year ended December 31, 2025 compared to year ended December 31, 2024

Revenue.

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Revenue	$208,764	$254,623	(18%)

For the year ended December 31, 2025 and 2024, revenue was comprised of owned and operated marketplaces of $94.5 million and $168.4 million, Commerce Media Solutions of $82.3 million and $41.3 million, and other streams of $32.0 million and $44.9 million, respectively. The decrease in owned and operated marketplaces revenue was mainly attributable to a decrease in media supply resulting from changes in our business practices to comply with the FTC Consent Order, which drove a reduction in spend from key clients across a variety of sectors. Partially offsetting that decline, our Commerce Media Solutions business added long-term contracts with new media partners which drove up revenue from advertiser clients in the Media & Entertainment and Retail & Consumer sectors aligned with the continued focus on growing this revenue stream. Within our other streams, we experienced a decrease related to the Call Solutions business driven by lower fourth quarter results related to competitive pressure in the healthcare sector. We expect year-over-year declines in the owned and operated marketplace to continue; however, we expect such declines to be more than offset by the continued growth of Commerce Media Solutions.

Cost of revenue (exclusive of depreciation and amortization).

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Cost of revenue (exclusive of depreciation and amortization)	$157,523	$193,821	(19%)

For the year ended December 31, 2025 and 2024, cost of revenue (exclusive of depreciation and amortization) consisted of owned and operated media, fulfillment, and hosting costs of $74.5 million and $130.6 million, Commerce Media Solutions media, fulfillment, and hosting costs of $61.2 million and $27.0 million, and media hosting and other costs related to our other revenue streams of $21.8 million and $36.2 million, respectively. Our owned and operated marketplaces cost of revenue (exclusive of depreciation and amortization) primarily consists of media and related hosting costs associated with acquiring traffic from third-party publishers, digital media platforms, and influencers for our O&O Sites and fulfillment costs related to rewards earned by consumers. The decrease in O&O Sites media cost was largely attributable to the continued challenges in acquiring media due to changes in our business practices to comply with the FTC Consent Order. Cost of revenue (exclusive of depreciation and amortization) for O&O Sites increased as a percentage of revenue. Our Commerce Media Solutions cost of revenue consists of fees and revenue share payments made to media partners for ads served on their digital properties. The increase in cost of revenue (exclusive of depreciation and amortization) in Commerce Media Solutions was driven by increased impressions from new media partners added over the period. The increase was partly offset by the one-time benefit of $4.3 million related to an early termination settlement with a media partner. Cost of revenue (exclusive of depreciation and amortization) for Commerce Media Solutions increased as a percentage of revenue. The decrease in cost of revenue (exclusive of depreciation and amortization) for other revenue streams, which includes media costs, enablement and tracking costs related to our consumer data associated with our call centers, was attributable to minimal costs to support the Affordable Care Act business that ceased as of the third quarter of 2024 offset by an increase in costs related to the Call Solutions business as a result of changes in the regulatory environment and competitive pressure in the healthcare sector. Cost of revenue (exclusive of depreciation and amortization) for other revenue streams decreased as a percentage of revenue.

For the year ended December 31, 2025, overall cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue decreased to 75.5%, compared to 76.1% for the year ended December 31, 2024.

In the normal course of executing paid media campaigns to source consumer traffic for our O&O Sites, we regularly evaluate new channels, strategies, and partners. For the year ended December 31, 2025, O&O Sites digital media spend continued to be a mix of affiliate traffic, paid media from major digital platforms, influencer activations, and inventory from strategic media partners. Traffic acquisition costs incurred with the major digital media platforms have historically been higher than other traffic sources and the mix and profitability of our media channels, strategies, and partners reflect evolving market dynamics and the increased compliance obligations from the FTC Consent Order. Although past levels of cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue are not necessarily indicative of future percentages in the owned and operated businesses, we expect revenue share agreements in Commerce Media Solutions to create more stability in the long-term. Our cost of revenue related to the other business streams will decrease significantly in 2026 as a percentage of revenue as the Company sold the Call Solutions business as of January 31, 2026 and the remaining businesses that comprise other business streams operate at much higher margin.

Sales and marketing.

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Sales and marketing	$14,492	$17,317	(16%)

For the years ended December 31, 2025 and 2024, sales and marketing expense consisted primarily of employee salaries and benefits of $11.4 million and $14.8 million, restructuring costs of $0.4 million and $0.6 million, advertising costs of $1.0 million and $0.6 million, professional fees of $0.6 million and $0.5 million, travel and entertainment expense of $0.3 million and $0.4 million, and non-cash share-based compensation expense of $0.5 million and $0.2 million, respectively. The decrease was primarily due to lower salaries and other employee-related costs driven by a decline in headcount, partly offset by an increase in advertising costs as a result of attending more conferences and seminars to grow Commerce Media Solutions and non-cash share-based compensation as a result of new grants.

Product development.

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Product development	$11,843	$17,281	(31%)

For the years ended December 31, 2025 and 2024, product development expense consisted primarily of employee salaries and benefits of $8.3 million and $12.7 million, software license and maintenance costs of $1.4 million and $1.5 million, professional fees of $1.2 million and $1.6 million, non-cash share-based compensation expense of $0.3 million and $0.2 million and restructuring and severance costs of $0.2 million and $0.7 million, respectively. The decrease was primarily due to a decline in salaries driven by lower headcount and lower spend on IT-related vendors, and a decline in restructuring and severance costs as a result of the prior year period reductions in workforce, as described below.

General and administrative.

	Year Ended December 31,
(In thousands)	2025	2024	% Change
General and administrative	$34,702	$37,697	(8%)

For the years ended December 31, 2025 and 2024, general and administrative expense consisted mainly of employee salaries and benefits of $15.3 million and $17.1 million, professional fees of $6.6 million and $6.3 million, office overhead of $3.7 million and $4.2 million, software license and maintenance costs of $3.2 million and $3.1 million, non-cash share-based compensation expense of $1.4 million and $1.5 million, acquisition-related costs of $1.1 million and $2.1 million, restructuring and severance costs of $0.8 million and $0.6 million and certain litigation and related costs of $0.3 million and $0.0 million, respectively. The decrease in general and administrative expenses was primarily related to the reduction in salaries and benefits due to lower headcount, a decrease in acquisition related costs mainly due to the restructuring of certain non-compete agreements related to the Call Solutions business and a decline in office overhead due to the amended lease agreement for the NYC headquarters as of April 2025. This was partially offset by an increase in professional fees associated with legal and accounting services, an increase in restructuring and severance costs, based on the reduction in workforce as described below, and an increase in legal costs outside of the normal course of business.

In each of the first three quarters of 2024 and the first and fourth quarter of 2025, we reduced our workforce by 20, 19, 29, 24, and 9 employees, respectively, to better align resources with our strategic initiatives. In connection with the first quarter 2024 reductions, we incurred $0.7 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by September 30, 2024. In connection with the second quarter 2024 reductions, we incurred $0.6 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by December 31, 2024. In connection with the third quarter 2024 reductions, we incurred $0.5 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, fully settled in cash by March 15, 2025. In connection with the first quarter of 2025 reductions, we incurred $1.3 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, to be fully settled in cash by March 31, 2026. In connection with the fourth quarter of 2025 reductions, we incurred $0.1 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs fully settled in cash by December 31, 2025. Apart from these exit-related restructuring costs, these reductions in workforce have resulted in corresponding reductions in future salary and benefits within sales and marketing, product development, and general and administrative expenses.

Depreciation and amortization.

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Depreciation and amortization	$9,752	$9,926	(2%)

The depreciation and amortization expense was relatively consistent for the years ended December 31, 2025 and 2024.

Goodwill impairment and write-off of intangible assets.

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Goodwill impairment and impairment of intangible assets	$774	2,241	(65%)

The decrease was a result of different one-time write-offs and impairments in each of the reporting periods. In the current year period, the Fluent reporting unit recorded write-offs, which primarily consisted of software related to the cessation of a business unit. Whereas in the prior year period there was a $1.3 million goodwill impairment related to the All Other reporting unit and a $1.0 million impairment on our software developed for internal use related to the Fluent reporting unit and customer relationships related to the All Other reporting unit in the prior year period.

Interest expense, net.

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Interest expense, net	$3,074	$4,749	(35%)

The decrease was driven by lower average outstanding balances and interest rates on the credit agreement (as amended, the "SLR Credit Agreement") by and among Fluent, LLC, as Borrower, the Company and certain subsidiaries of the Borrower as guarantors, and Crystal Financial LLC d/b/a SLR Credit Solutions, as administrative agent, lead arranger and bookrunner, and each other lender from time to time party thereto throughout the majority of 2025 as well as lower amortization of debt costs.

Fair Value adjustment of Convertible Notes with related parties.

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Fair value adjustment of Convertible Notes, with related parties	$14	$1,670	(99%)

The decrease was due to a nominal unrealized loss related to the fair value of Convertible Notes entered into in the current year as compared to the prior year, generally due to the change in share price within those periods.

Loss on early extinguishment of debt.

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Loss on early extinguishment of debt	$3,759	$1,009	273%

The increase was due to a $3.8 million loss on early extinguishment of debt related to the SLR Credit Facility on November 25, 2025 due on April 2, 2029, as compared to a $1.0 million loss on debt extinguishment related to the Citizens Credit Agreement on April 2, 2024 due on September 30, 2025 in the prior year.

Loss before income taxes.

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Loss before income taxes	$(27,169)	$(31,088)	(13%	)

The decrease in loss before income taxes of $3.9 million was a result of the foregoing.

Income tax (loss) benefit.

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Income tax benefit	$2	$1,811	(100%	)

For the twelve months ended December 31, 2025, the effective income tax rate of 0.0% differed from the statutory federal income tax rate of 21% primarily due to losses for which no tax benefit is recognized and is fully offset with a valuation allowance. For the twelve months ended December 31, 2024, our effective income tax rate of 5.8% was primarily due to losses for which no tax benefit is recognized and is fully offset with a valuation allowance, which was partly offset by the benefit of the reversal of uncertain tax positions from the prior year.

As of December 31, 2025 and 2024, we recorded full valuation allowances against our U.S. deferred tax assets. We intend to continue maintaining a full valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the release of all or some portion of the allowance. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

Net loss.

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Net loss	$(27,167)	$(29,277)	(7%	)

For the years ended December 31, 2025 and 2024, net loss was $27.2 million and $29.3 million, respectively, as a result of the factors described above.

Liquidity and Capital Resources

Cash flows and liquidity position

Cash flows used in operating activities. For the years ended December 31, 2025 and 2024, net cash used in operating activities was $1.5 million, compared to net cash used in operating activities of $14.1 million, respectively. Net loss in the current year period of $27.2 million represents a decrease of $2.1 million, as compared with net loss of $29.3 million in the prior period. Adjustments to reconcile net loss to net cash provided by operating activities of $18.1 million in the current year period remained consistent with the $18.1 million in the prior period, primarily due to a goodwill impairment of $0.0 million as compared to the goodwill impairment of $1.3 million in the prior period and the current year period loss on the fair value adjustment of Convertible Notes of $0.0 million compared to $1.7 million in prior period, mainly offset by loss on early extinguishment of debt of $3.8 million compared to $1.0 million in the prior period. There were changes in assets and liabilities generating cash of $7.6 million in the current year period, as compared with consuming cash of $2.9 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash flows used in investing activities. For the years ended December 31, 2025 and 2024, net cash used in investing activities was $6.4 million and $6.2 million, respectively. The slight increase was mainly due to the increase in investment in capitalized software in the current year period.

Cash flows provided by financing activities. For the years ended December 31, 2025 and 2024, net cash provided by financing activities was $10.8 million and $15.2 million, respectively. The decrease of $4.4 million in cash provided by financing activities was primarily due to a net reduction of short and long term debt of $6.4 million in the current year period compared to a $2.8 million reduction in the prior year, and $1.4 million higher net proceeds from the sales of equity and equity linked securities (including securities sold to related parties) in the prior year period compared to the current year period.

As of December 31, 2025, we had noncancelable operating lease commitments of $3.6 million and debt which had a $31.8 million principal balance.

As of December 31, 2025, we had cash, cash equivalents, and restricted cash of approximately $13.7 million, an increase of $3.0 million from $10.7 million as of December 31, 2024.

Going concern

We have experienced a continued decline in user registrations on our O&O Sites due to changes in traffic sourcing practices, regulatory constraints, and broader media supply challenges, which have reduced the availability of high-quality traffic and adversely affected our revenue and profitability. We do not expect registration volume to return to prior levels.

In response to these challenges, we have shifted our strategic focus toward scaling our Commerce Media Solutions business. While Commerce Media Solutions has demonstrated growth and operates under a different economic model that reduces exposure to certain media sourcing risks, it represents a relatively new and evolving component of our business.  However, the success of this transition depends on our ability to onboard and retain media partners, achieve favorable economics under long-term agreements, and maintain advertiser demand, and there can be no assurance that this strategy will be successful.

Historically, we were unable to consistently meet our financial covenants under the SLR Credit Agreement described above, which restricted our borrowing capacity and created a risk of default and acceleration of our debt obligations, which we would not have had sufficient funds to repay. In November 2025, we entered into a Financing Agreement (as defined below) with Bay View to replace the SLR Credit Agreement. Under this Financing Agreement, there are no financial covenants that could cause non-compliance, and the facility provides up to $30.0 million, net, in advances on eligible account receivables. We have historically maintained a high collection rate on our accounts receivables. The facility is uncommitted and the advances are typically due within 120-days, leading to its classification as short-term. Although Bay View has indicated in writing its intention, absent an event of default, to continue purchasing eligible receivables in the ordinary course, and has a history of doing so under similar facilities with other customers, such funding remains subject to the discretion of Bay View and the terms and conditions of the Financing Agreement. If availability under the facility were reduced or if Bay View were to cease advancing, we could have insufficient funds to support our operations and meet our obligations as they come due unless we found another lender or purchaser of our receivables.

For the three months ended December 31, 2025, we met our forecast for revenue and net income.  Management expects to continue to meet its forecast over the next twelve months from the date of filing, which will improve the likelihood of continued access to the Bay View facility and adequate liquidity to fund operations.  However, we have a history of not meeting our forecasts, and any substantial deviations from our forecasts could adversely affect our liquidity and ability to access financing. Based upon the foregoing, management has concluded that there exists a substantial doubt about our ability to continue as a going concern.

On January 31, 2026, we completed the sale of our Call Solutions business, which we expect will improve cash flow by ceasing on-going losses related to that business and receiving monthly seller note payments of $0.1 million for 36 months. Further, we expect the transaction will enable us to reallocate resources to Commerce Media Solutions, which is forecasted to improve our results of operations and support liquidity.

In addition, we entered into an At-the-Market Issuance Sales Agreement for up to $11.2 million under which we may offer and sell shares of our common stock. Our ability to raise capital under this program, or through other financing sources, is subject to market conditions and other factors and may be limited or unavailable on acceptable terms, or at all.

Although management believes its plans in place will be sufficient and they will maintain access to the Bay View Facility, there is no guarantee such plans will be successful or have the expected benefits. As a result, management has concluded that there exists a substantial doubt about our ability to continue as a going concern for one year after the date of issuance of this 2025 Form 10-K, and our independent registered public accounting firm included in its opinion for the year ended December 31, 2025 an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern.  Our financial statements as of December 31, 2025 did not include any adjustments that might result from the outcome of this uncertainty.

If our expected facility becomes limited by the lender or our business does not perform to expectations, we may need to consider other strategic alternatives, including seeking additional equity or debt financing, reducing or delaying our business activities and strategic initiatives, selling assets, or other measures. See Item 1A. Risk Factors –— "There is substantial doubt about our ability to continue as a going concern." for further information about the risks of these strategic alternatives.

Capital resources and cash requirements

Our sources of capital include cash on hand, cash from operations to the extent available, and borrowings from the Financing Agreement (as defined below) to the extent available. We have no other committed sources of capital.

Our material cash requirements from known contractual and other obligations consist of our term loan and obligations under operating leases for office space. For more information regarding our Financing Agreement, refer to Note 8 of the Notes to our consolidated financial statements included in this 2025 Form 10-K. For more information regarding our lease obligations, refer to Note 4 of the Notes to our consolidated financial statements included in this 2025 Form 10-K.

Our future cash requirements will depend on many factors, including employee-related expenditures from expansion of our headcount, costs to support the growth in our client and partner accounts and continued client expansion, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, features, and functionality, and litigation. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. In order to finance such acquisitions or investments, it may be necessary for us to raise additional funds through public or private financings or draw upon our facility. In the past, we have been able to secure funding from our officers, directors and the largest stockholder of our Company and have entered into an At-the-Market Issuance Sales Agreement to offer and sell our shares of common stock. However, if we do not meet the conditions to draw on the facility, or additional financing is not accessible from outside sources, we may not be able to raise additional capital on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

Financing Agreement

On November 25, 2025, the Company, and its affiliates Fluent, LLC, Fluent Media Labs, LLC and AdParlor, LLC, each a wholly owned subsidiary of the Company (together with the Company, the "Borrower"), entered into an Accounts Receivable Finance Agreement (the "Financing Agreement") with CSNK Working Capital Finance Corp. d/b/a Bay View Funding ("Bay View").

Under the Financing Agreement, Bay View may extend financing to the Company based on eligible domestic and foreign accounts receivable, provided that the amount of advances thereon shall not exceed the lesser of  a maximum credit of $30 Million (the “Maximum Credit”) or an amount equal to the sum of all advances less any funds received by Bay View pursuant to the Financing Agreement over the collection amounts adjusted for fees that is maintained in a reserve account. All collections of the financed receivables go directly to Bay View and are applied to the Company’s obligations.  The transfer of the receivables was recorded as secured borrowings in accordance with ASC 860, Transfers and Servicing (“ASC 860”), with the receivables remaining on the balance sheet as a current asset.  As of December 31, 2025, the Financing Agreement had a balance of $31.3 million, which was recorded within current liabilities as the underlying receivables are typically due within 120-days and Bay View may require repayment of amounts outstanding beyond that period. In addition, the Company had $2.3 million in the reserve with Bay View as of December 31, 2025, which was included in its prepaid and other current assets.

The Financing Agreement has an initial term of 36 months (the "Initial Term") and renews automatically for additional 12-month periods unless terminated in accordance with its terms. The Company is required to pay a facility fee in the amount of 0.50% of the Maximum Credit as of November 25, 2025 and then annually a 0.33% of the Maximum Credit as well as a finance charge based on prime plus 2.0% based on the average balance outstanding during the month. In addition, the Company will be required to pay certain administrative fees. The finance rate shall increase or decrease monthly but not be less than 8.75% for the first year from the initial funding date, 8.50% for the second year of the Initial Term and 8.25% for the third year of the Initial Term. As of December 31, 2025, the finance charge rate was 9.0%.  The total cost of the Financing Agreement for the year ended December 31, 2025 was $0.3 million, and was included in interest expense on the consolidated statement of operations. In addition, amortization of the debt discount for the year ended December 31, 2025 was de minimis and was included in interest expense on the consolidated statement of operations.

The Company’s obligations under the Financing Agreement are secured by a security interest in substantially all of the Company’s assets.

The Financing Agreement contains customary representations, warranties, covenants and events of default, including repurchase obligations with respect to certain receivables.

Sales of securities

On March 19, 2025, the Company issued pre-funded warrants to purchase up to 2,332,104 shares of the Company's common stock, at a purchase price of $2.174 per warrant. The aggregate gross proceeds totaled $5.1 million before deducting offering expenses payable by the Company. See Note 11, Equity, in the Notes to the consolidated financial statements.

On May 15, 2025, the Company issued (i) pre-funded warrants to purchase up to 1,829,956 shares of the Company’s common stock at a purchase price of $2.1995 per warrant and (ii) common stock warrants to purchase up to 1,829,956 shares of the Company’s common stock. The aggregate gross proceeds totaled $4.0 million before deducting offering expenses payable by the Company. See Note 11, Equity, in the Notes to the consolidated financial statements.

On August 19, 2025, the Company issued (i) 3,542,856 shares of common stock, (ii) pre-funded warrants to purchase up to 2,328,571 shares of the Company’s common stock, and (iii) common stock warrants to purchase up to 5,871,427 shares of the Company’s common stock. Each share of common stock and accompanying common stock warrant was sold together at a purchase price of $1.75 per share and accompanying warrant, and each pre-funded warrant and accompanying common stock warrant was sold together at a purchase price of $1.7495 per pre-funded warrant and accompanying warrant. The aggregate gross proceeds totaled $10.3 million before deducting offering expenses payable by the Company. See Note 11, Equity, in the Notes to the consolidated financial statements.

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

We believe the following critical accounting estimates govern our more significant judgments and estimates used in the preparation of our consolidated financial statements. Further details of the Company's accounting policies are available in Item 8, Financial Statements and Supplementary Data, Note 2, Summary of significant accounting policies, in the Notes to the consolidated financial statements.

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

Convertible Notes, at fair value with related parties

We evaluated the terms of our Convertible Notes to determine whether the debt instrument contained an embedded derivative, and therefore a hybrid instrument, in which then the fair value option can be elected. The determination is based on judgment when considering the terms of the agreement. To then determine the fair value of the Convertible Notes, we considered the length of the term until conversion and then applied a discount rate based on that. We then applied the Black Scholes methodology to determine the conversion date stock price based on assumptions for volatility, risk free-rate, the current stock price, and term, noting that if any of these assumptions were to change driven by macroeconomic factors as well as Company specific results, the impact to the fair value may be significant. As such, we concluded that its fair value at inception was $4,160, which was adjusted to $3,734 as of December 31, 2025.

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

Further, we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs and we consult with external tax counsel as appropriate. We accrue interest and penalties related to uncertain tax positions, if and when required, as interest expense and a component of other expenses, respectively, in the consolidated statements of operations. Changes in recognition or measurement are based on factors, including but not limited to, change in known facts and circumstances, changes in tax law, and new guidance and interpretation, all of which could result in a change in our income tax, which could materially impact our consolidated financial statements in future periods.

Contingencies

We account for contingencies in accordance with ASC 450, Contingencies, by accruing a loss contingency if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability and the ability to reasonably estimate the amount of any such loss. If the probability changes or the estimates used are incorrect, we may need to record adjustments to our contingencies, which could materially impact our consolidated financial statements in future periods. In the ordinary course of business, we are subject to loss contingencies that cover a range of matters.

Recently Issued Accounting Standards

See Note 2, Summary of significant accounting policies, under the caption "(r) Recently issued and adopted accounting standards" in the Notes to consolidated financial statements for further information on certain accounting standards that have been adopted during 2025 or that have not yet been required to be implemented and may be applicable to our future operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d–15(e)) as of December 31, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2025 and concluded they were effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with the U.S. GAAP as of the end of the period covered by this 2025 Form 10-K.

This 2025 Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the SEC’s "non-accelerated filer" rules that permit the Company to provide only management’s assessment report for the year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During our last fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description	Filed Herewith
3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).
3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 16, 2018).
3.5	Amended and Restated Bylaws of Fluent, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 19, 2019).
3.6	Certificate of Amendment to the Certificate of Incorporation of Fluent, Inc., (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 12, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 16, 2018).
4.2	Form of Additional Warrants (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed October 17, 2017).
4.3	Description of Securities.	X
4.4	Form of Pre-Funded Warrant, dated as of November 29, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 2, 2024).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K filed March 21, 2025).
4.6	Form of Pre-Funded Warrant dated May 15, 2025 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on May 16, 2025).
4.7	Form of Common Stock Warrant dated May 15, 2025 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q on May 16, 2025).
4.8	Form of Pre-Funded Warrant dated August 19, 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2025).
4.9	Form of Common Stock Warrant dated August 19, 2025 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2025)
10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed March 15, 2023).
10.2+	Form of Restricted Stock Unit Agreement under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).
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

10.16**	Form of Securities Purchase Agreement, dated as of May 13, 2024, by and between Fluent, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2024).

10.17	Form of Pre-Funded Warrant, dated as of May 13, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2024).
10.18	Form of Support Agreement, dated as of May 13, 2024, by and among Fluent, Inc. and the parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2024).
10.19
Form of Securities Purchase Agreement, dated as of August 19, 2024, by and between Fluent, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2024).

10.20	Form of Convertible Subordinated Promissory Note, dated as of August 19, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2024).
10.21+	Employment Agreement, by and between Fluent, Inc. and Ryan Perfit, dated September 1, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2024).
10.22***	Form of Registered Direct Purchase Agreement, dated as of November 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 2, 2024).
10.23***	Form of Placement Agency Agreement, dated as of November 29, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 2, 2024).
10.24***	Form of Private Placement Purchase Agreement, dated as of November 29, 2024, by and between Fluent, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 2, 2024).
10.25	Form of Support Agreement, dated as of November 29, 2024, by and among Fluent, Inc. and the parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 2, 2024).
10.26***	Form of Securities Purchase Agreement, by and among Fluent, Inc. and the purchaser parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2025).
10.27	Form of First Amendment to Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2025).
10.28***	Form of Securities Purchase Agreement by and between Fluent Inc. and the purchaser parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2025).
10.29	Form of Support Agreement by and among Fluent, Inc. and the parties thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2025),
10.30+	Amendment No. 1 to Fluent, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2025).
10.31	Letter Agreement to Credit Agreement, dated as of January 30, 2025, by and between Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 31, 2025),
10.32	Letter Agreement to Credit Agreement, dated as of March 3, 2025, by and between Crystal Financial LLC D/B/A SLR Credit Solutions, Crystal Financial SPV LLC, and Fluent, LLC (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 31, 2025),
10.33	Letter Agreement to Credit Agreement, dated as of July 30, 2025, by and among Fluent, LLC, Crystal Financial LLC d/b/a SLR Credit Solutions, and Crystal Financial SPV LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2025),
10.34	Letter Agreement to Credit Agreement, dated as of August 14, 2025, by and among Fluent, LLC, Crystal Financial LLC d/b/a SLR Credit Solutions, and Crystal Financial SPV LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2025).
10.35***	Fifth Amendment to Credit Agreement, dated as of August 15, 2025, by and among Fluent, LLC, Fluent, Inc., the Guarantors, Crystal Financial LLC d/b/a SLR Credit Solutions, and Crystal Financial SPV LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2025).
10.36***	Form of Securities Purchase Agreement, dated as of August 19, 2025 by and among Fluent, Inc. and the purchaser parties thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2025).
10.37	Form of Support Agreement, dated as of August 19, 2025 by and among Fluent, Inc. and the parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2025).
10.38***	Form of Registration Rights Agreement, dated as of August 19, 2025 by and among Fluent, Inc. and the purchasers parties thereto (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2025).
10.39+	Fluent, Inc. Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2025).
10.40+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2025).
10.41	Accounts Receivable Finance Agreement, dated November 25, 2025, by and between Fluent, LLC, Fluent, Inc. and CSNK Working Capital Finance Corp. d/b/a Bay View Funding. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2025).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 13, 2020).
19.1	Form of Insider Trading Policy	X
21.1	Subsidiaries of Fluent, Inc.	X
23.1	Consent of Grant Thornton LLP.	X
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

March 31, 2026		FLUENT, INC.

	By:	/s/ Donald Patrick
Donald Patrick
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald Patrick	Chief Executive Officer	March 31, 2026
Donald Patrick	(Principal Executive Officer)

/s/ Ryan Perfit	Chief Financial Officer	March 31, 2026
Ryan Perfit	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Schulke	Chairman and Chief Strategy Officer	March 31, 2026
Ryan Schulke

/s/ Matthew Conlin	Chief Customer Officer and Director	March 31, 2026
Matthew Conlin

/s/ Don Mathis	Lead Director	March 31, 2026
Don Mathis

/s/ Barbara Kohn	Director	March 31, 2026
Barbara Kohn

/s/ David Graff	Director	March 31, 2026
David Graff

/s/ Richard Pfenniger	Director	March 31, 2026
Richard Pfenniger

/s/ James P. Geygan	Director	March 31, 2026
James P. Geygan

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fluent, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Fluent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred historical losses, including a net loss of $27.2 million during the year ended December 31, 2025, and the Company is dependent on availability under an Accounts Receivable Finance Agreement. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Evaluation of revenue recognition related to the Fluent reporting segment

As described in Notes 2 and 13 to the financial statements, and disclosed in the consolidated statements of operations, the Company recorded $208.8 million of total revenues for the year ended December 31, 2025, of which $201.5 million related to the Fluent reporting segment.

The Company’s performance obligation for revenues related to the Fluent reporting segment is typically to (1) deliver data records, based on predefined qualifying characteristics specified by the customer or (2) generate conversions, based on predefined user actions and subject to certain qualifying characteristics specified by the customer. We identified revenue recognition related to Fluent reporting segment as a critical audit matter.

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

Our audit procedures related to the evaluation of revenue recognition related to the Fluent reporting segment included the following, among others:

•	We obtained an understanding of the design of key controls over the Company’s revenue recognition process.
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

New York, New York

March 31, 2026

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$12,935	$9,439
Accounts receivable, net of allowance for credit losses of $163 and $487, respectively	46,735	46,532
Prepaid expenses and other current assets	7,799	8,729
Current restricted cash	—	1,255
Total current assets	67,469	65,955
Non-current restricted cash	710	—
Property and equipment, net	104	304
Operating lease right-of-use assets	2,859	1,570
Intangible assets, net	17,276	21,797
Other non-current assets	715	3,991
Total assets	$89,133	$93,617
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$7,200	$8,776
Accrued expenses and other current liabilities	25,163	21,905
Deferred revenue	721	556
Short-term debt, net	30,846	31,609
Current portion of operating lease liability	1,104	1,836
Total current liabilities	65,034	64,682
Long-term debt, net	—	250
Convertible Notes, at fair value with related parties	3,734	3,720
Operating lease liability, net	1,985	9
Other non-current liabilities	168	1
Total liabilities	70,921	68,662
Contingencies (Note 15)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 30,404,779 and 20,791,431, respectively; and Shares outstanding — 29,636,184 and 20,022,836, respectively	53	47
Treasury stock, at cost — 768,595 and 768,595 shares, respectively	(11,407)	(11,407)
Additional paid-in capital	467,528	447,110
Accumulated deficit	(437,962)	(410,795)
Total shareholders’ equity	18,212	24,955
Total liabilities and shareholders' equity	$89,133	$93,617

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2025	2024
Revenue	$208,764	$254,623
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	157,523	193,821
Sales and marketing	14,492	17,317
Product development	11,843	17,281
General and administrative	34,702	37,697
Depreciation and amortization	9,752	9,926
Goodwill and intangible assets impairment	774	2,241
Total costs and expenses	229,086	278,283
Loss from operations	(20,322)	(23,660)
Interest expense, net	(3,074)	(4,749)
Fair value adjustment of Convertible Notes, with related parties	(14)	(1,670)
Loss on early extinguishment of debt	(3,759)	(1,009)
Loss before income taxes	(27,169)	(31,088)
Income tax benefit	2	1,811
Net loss	$(27,167)	$(29,277)
Basic and diluted loss per share:
Basic	$(1.05)	$(1.80)
Diluted	$(1.05)	$(1.80)
Weighted average number of shares outstanding:
Basic	25,970,637	16,259,943
Diluted	25,970,637	16,259,943

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	14,384,936	$43	768,595	$(11,407)	$427,286	$(381,518)	$34,404
Vesting of restricted stock units and issuance of stock under incentive plans	319,933	1	—	—	(1)	—	—
Share-based compensation	—	—	—	—	2,011	—	2,011
Issuance of pre-funded warrants	—	—	—	—	12,628		12,628
Exercise of pre-funded warrants	3,602,976	2	—	—	(2)	—	—
Registered Direct Offering	2,483,586	1	—	—	5,188	—	5,189
Net loss	—	—	—	—	—	(29,277)	(29,277)
Balance at December 31, 2024	20,791,431	$47	768,595	$(11,407)	$447,110	$(410,795)	$24,955
Vesting of restricted stock units and issuance of stock under incentive plans	485,276	1	—	—	(1)	—	—
Share-based compensation expense	—	—	—	—	1,919	—	1,919
Issuance of common stock, pre-funded warrants and common stock warrants	3,542,856	2	—	—	18,503	—	18,505
Exercise of pre-funded warrants	5,585,216	3	—	—	(3)	—	—
Net loss	—	—	—	—	—	(27,167)	(27,167)
Balance at December 31, 2025	30,404,779	$53	768,595	$(11,407)	$467,528	$(437,962)	$18,212

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,167)	$(29,277)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,752	9,926
Non-cash loan amortization expense	666	1,371
Non-cash gain on contingent consideration	—	(250)
Non-cash loss on early extinguishment of debt	3,759	1,009
Share-based compensation expense	2,246	1,970
Fair value adjustment of Convertible Notes, with related parties	14	1,670
Goodwill impairment	—	1,261
Impairment of intangible assets	774	980
Non-cash loss on asset write-off	698	—
Allowance for credit losses	53	401
Deferred income taxes	140	(276)
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	(256)	9,473
Prepaid expenses and other current assets	3,142	(3,211)
Other non-current assets	2,981	(51)
Operating lease assets and liabilities, net	(47)	(325)
Accounts payable	(1,576)	(2,178)
Accrued expenses and other current liabilities	3,189	(5,878)
Deferred revenue	165	313
Other	(1)	(1,032)
Net cash used in operating activities	(1,468)	(14,104)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(6,297)	(6,198)
Acquisition of property and equipment	(69)	(13)
Net cash used in investing activities	(6,366)	(6,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short and long term debt	103,341	65,440
Repayments of long-term debt	(109,733)	(68,228)
Equity financing costs	(865)	—
Debt financing costs	(1,328)	(1,875)
Proceeds from issuance of common stock and warrants	19,370	12,627
Proceeds from exercise of warrants	—	2
Proceeds from Convertible Notes, with related parties	—	2,050
Proceeds from Direct Offering	—	5,750
Fees for Direct Offering	—	(561)
Net cash provided by financing activities	10,785	15,205
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,951	(5,110)
Cash, cash equivalents, and restricted cash at beginning of period	10,694	15,804
Cash, cash equivalents, and restricted cash at end of period	$13,645	$10,694
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$2,636	$3,553
Cash refunded for income taxes, net	(69)	(323)
Share-based compensation capitalized in intangible assets	37	48

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Long-term debt issuance	$—	$2,000
Consideration for True North	—	989

See notes to consolidated financial statements

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities and organization

Principal activities

Fluent, Inc. ("Fluent," or the "Company"), a Delaware corporation, is an industry leader in digital marketing services. The Company primarily performs customer acquisition services by operating highly scalable digital marketing campaigns, through which the Company connects its advertiser clients with consumers they are seeking to reach. The Company accesses these consumers through both its owned and operated digital media properties and Commerce Media Solutions marketplace. Since 2024, the Company has delivered data and performance-based acquisition services for approximately 400 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

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

The Company has experienced declining revenue and profitability, driven by difficulties in sourcing traffic for the owned and operated digital media properties (“O&O Sites”) as a result of the FTC Consent Order (as defined in Note 15, Contingencies) coupled with the ongoing investment in building a commerce media business. Consequently, the Company was unable to consistently meet its financial covenants under the SLR Credit Agreement (as defined and discussed in Note 8, Debt, net) and was restricted to a limited borrowing base, and any future non-compliance with the financial covenants under the SLR Credit Agreement could have resulted in default and accelerated the maturity of the borrowing, which the Company would not have had sufficient funds to repay.

In response to these challenges, the Company has shifted its strategic focus toward scaling its Commerce Media Solutions business. While Commerce Media Solutions has demonstrated growth and operates under a different economic model that reduces exposure to certain media sourcing risks, it represents a relatively new and evolving component of the Company’s business.  However, the success of this transition depends on the Company’s ability to onboard and retain media partners, achieve favorable economics under long-term agreements, and maintain advertiser demand, and there can be no assurance that this strategy will be successful.

On November 25, 2025, the Company entered into a Financing Agreement with Bay View (as defined in and discussed in Note 8, Debt, net) to replace the SLR Credit Agreement. Under this Financing Agreement, there are no financial covenants that would cause non-compliance and the facility provides up to $30,000, net, in advances on eligible account receivables. The Company has historically maintained a high collection rate on its accounts receivables. The facility is uncommitted and the advances are typically due within 120-days, leading to its classification as short-term. Although Bay View has indicated in writing its intention, absent an event of default, to continue purchasing eligible receivables in the ordinary course, such funding remains subject to the discretion of Bay View and the terms and conditions of the Financing Agreement. If availability under the facility were reduced or if Bay View were to cease advancing, the Company could have insufficient funds to support its operations and meet its obligations as they come due unless it found another lender or purchaser of our receivables. Based upon the foregoing, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern.

For the three months ended December 31, 2025, the Company met its forecast for revenue and net income. Management expects to continue to meet its forecast over the next twelve months from the date of filing, which will improve the likelihood of continued access to the Bay View facility and adequate liquidity to fund operations. However, the Company has a history of not meeting its forecast and any substantial deviations from such forecasts could adversely affect the Company's liquidity and ability to access financing.

On January 31, 2026, the Company completed the sale of its Call Solutions business. See Note 16, Subsequent Events, below.  As a result of this sale, management expects to improve cash flow by ceasing on-going losses related to that business and receiving monthly seller note payments of $100 for 36 months. Further, the Company expects the transaction will enable the Company to reallocate resources to Commerce Media Solutions, which is forecasted to improve the Company’s results of operations and support liquidity.

In addition, on December 31, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) for up to $11,200 under which the Company may offer and sell its shares of common stock. The Company's ability to raise capital under this program, or through other financing sources, is subject to market conditions and other factors and may be limited or unavailable on acceptable terms, or at all.

Although management believes its plans in place will be sufficient and that they will maintain access to the Bay View Facility, there is no guarantee such plans will be successful or have the expected benefit. As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern for one year after the date of issuance of this Annual Report on Form 10-K.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for credit losses, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, the variable commission revenue based on the estimated lifetime value ("LTV"), purchase accounting, consolidation of variable interest entity, fair value of Convertible Notes with related parties based on input assumptions, shared-based compensation and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(c) Cash, cash equivalents, and restricted cash

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. Restricted cash had included a separately maintained cash account, required under the terms of a lease agreement the Company entered into on  October 10, 2018 for office space in New York City and amended as of April 15, 2025.

The Company’s cash and cash equivalents are held in major financial institutions located in the United States, which have high credit ratings. As of December 31, 2025 and 2024, cash and cash equivalents were available for use in servicing the Company's debt obligations and general operating purposes.

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

(d) Accounts receivable and allowance for credit losses

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

Movements within the allowance for credit losses consist of the following:

	Year Ended December 31,
(In thousands)	2025	2024
Beginning balance	$487	231
Charges to expenses	53	401
Write-offs	(377)	$(145)
Ending balance	$163	$487

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

(f) Intangible assets other than goodwill

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

As of   December 31, 2025 and 2024, the Company reviewed the indicators for impairment and concluded that no impairment of its finite-lived intangible assets existed.

(g) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2025 and 2024, no goodwill balance remained.

In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill was tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. For purposes of reviewing impairment and the recoverability of goodwill, we made certain assumptions regarding estimated future cash flows and other factors in determining the fair values, including market multiples and discount rates, among others. Goodwill was tested for impairment at the reporting unit level and is conducted by estimating and comparing the fair value of each of the Company’s reporting units to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company recognized an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit.

(h) Fair value of financial instruments

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

(i) Revenue recognition

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

The Company has elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure for revenue to be recognized, as it corresponds directly with the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's revenue arrangements do not contain significant financing components. As of December 31, 2025, 2024 and 2023, the balance of accounts receivable was $28,499, $26,131, and $33,189, respectively.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  December 31, 2025, 2024 and 2023, the balance of deferred revenue was $721, $556, and $430, respectively. The majority of the deferred revenue balance as of  December 31, 2025 will be recognized into revenue during the first quarter of 2026.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the related amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of December 31, 2025, 2024 and 2023, unbilled revenue included in accounts receivable was $17,701, $18,625, and $21,488, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not differed materially from actual invoiced revenue.

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

The commission revenue is variable based on a policy's estimated LTV, which is the amount of time the Company expects the policy will remain effective based on past trends, industry data, expectations as to future retention rates, and commission rates, based on the expected value method. Further, the Company considers the application of constraints to the LTV and only recognizes the amount of variable consideration believed probable to be received that will not be subject to a significant revenue reversal in the future. Based on this, the commission revenue is recorded upon satisfaction of the performance obligation, with the associated payment, typically paid monthly, over time, by the insurance provider as the consumer renews and pays the insurance provider for the policy over the duration the consumer remains on the policy.

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

Revenue Disaggregation

The following table presents the Company’s disaggregated revenue by media resources along with its availability and demand for the years ended December 31, 2025 and 2024, based on segment reporting:

	Year Ended December 31,
	2025
	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	94,509	—	94,509
Commerce Media Solutions	82,268	—	82,268
Call Solutions	24,766	—	24,766
AdParlor	—	7,174	7,174
All Other(1)	—	47	47
Total Revenue	201,543	7,221	208,764

(1)	Balance is related to all of the commission revenues

	Year Ended December 31,
	2024
	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	$168,411	$—	$168,411
Commerce Media Solutions	41,267	—	41,267
Call Solutions	31,133	—	31,133
AdParlor	—	9,918	9,918
All Other(1)	—	3,894	3,894
Total Revenue	$240,811	$13,812	$254,623

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

For the year ended December 31, 2025, the Company had a one-time non-media revenue adjustment of $4,254 in connection to an early termination settlement with a commerce media partner.

(l) Advertising costs

Advertising costs are charged to operations as incurred. For the years ended December 31, 2025 and 2024, advertising costs, included in sales and marketing expenses, were $1,002 and $553, respectively.

(m) Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"). Under ASC 718, for awards with time-based conditions, the Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and generally recognizes such costs on a straight-line basis over the period the recipient is required to provide service in exchange for the award, which generally is the vesting period. For equity awards with market conditions, the Company recognizes costs on a straight-line basis, regardless of whether the market conditions are achieved and the awards ultimately vest. For equity awards with market conditions settled in cash, the Company recognizes costs on a straight-line basis, adjusted for fair value each reporting period, regardless of whether the market conditions are achieved and the awards ultimately vest. For equity awards with performance conditions, the Company begins recording share-based compensation when achievement of the performance criteria is probable using grant date fair value. For equity based awards settled in cash, we record the share-based compensation when achievement of the performance criteria is deemed probable adjusted for fair value at each reporting period. The Company recognizes forfeitures as they occur.

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

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 470): Improvements to Income Tax Disclosures, which are designed to increase the transparency and decision-usefulness of income tax disclosures for financial statement users. The ASU follows investors' indication and request for enhanced tax disclosures in order to better assess an entity’s operations, related tax risks, jurisdictional tax exposures, and increase transparency regarding tax information through improvements to tax disclosures, specifically rate reconciliation, income taxes paid, and unrecognized tax benefits and certain temporary differences. The new guidance is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, and early adoption is permitted. The guidance will be applied on a prospective basis, but retrospective application is permitted. The Company completed its assessment and concluded this update had no material impact on its consolidated financial statements, which it adopted as of December 31, 2025.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 236): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which addresses challenges encountered when applying Topic 236 guidance to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments in this update will be effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal periods, and early adoption is permitted. The Company completed its assessment and concluded this update will have no material impact on its consolidated financial statements, which it will adopt as of January 1, 2026.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events from the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements which makes improvements to the ASC for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This update is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

3. Income (loss) per share

For the years ended  December 31, 2025 and 2024 basic and diluted income (loss) per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2025	2024
Numerator:
Net loss	$(27,167)	$(29,277)
Denominator:
Weighted average shares outstanding	25,685,210	15,972,494
Weighted average restricted shares vested not delivered	285,427	287,449
Total basic weighted average shares outstanding	25,970,637	16,259,943
Dilutive effect of assumed conversion of restricted stock units	—	—
Dilutive effect of assumed conversion of stock options	—	—
Total diluted weighted average shares outstanding	25,970,637	16,259,943
Basic and diluted loss per share:
Basic	$(1.05)	$(1.80)
Diluted	$(1.05)	$(1.80)

Based on exercise prices compared to the average stock prices for the years ended December 31, 2025 and 2024, certain stock equivalents, have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Year Ended December 31,
	2025	2024
Restricted stock units	1,471,345	801,525
Stock options	331,667	397,667
Common stock warrants	7,701,383	—
Total anti-dilutive securities	9,504,395	1,199,192

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

The Company is party to several noncancelable operating and financing lease agreements that have original lease periods expiring in 2029. Although certain leases include options to renew, the Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees, nor material restrictive covenants. On April 15, 2025, the Company entered into the second amendment of its operating lease agreement, which reduced its approximately 42,685 square feet of office space in New York City (the "Company Headquarters") by 42% for an additional four years. In connection with this lease agreement, the Company is required to establish and maintain a $710 cash collateral account, which has been recorded in non-current restricted cash on the consolidated balance sheets as of December 31, 2025. Additionally, the Company retained the right to use certain furniture, fixtures, and office equipment already installed in the new office space, which the Company had treated as a capital lease.

For the year ended December 31, 2025, the components of lease costs are as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Operating leases:
Rent expense	$1,449	$2,028
Financing lease:
Interest expense	3	11
Short-term leases:
Rent expense	315	371
Total lease costs	$1,767	$2,410

As of December 31, 2025 and 2024, the weighted average lease-term and discount rate of the Company's leases are as follows:

	December 31, 2025
	Operating Leases	Financing Lease
Weighted average remaining lease-term (in years)	3.3	—
Weighted average discount rate	10.3%	0.0%

As of December 31, 2025, scheduled future maturities of the Company's lease liabilities are as follows:

(In thousands)	December 31, 2025
Year	Operating Leases	Financing Lease
2026	$1,104	$—
2027	1,104	—
2028	1,104	—
2029	319	—
Total undiscounted cash flows	3,631	—
Less: imputed interest	(542)	—
Present value of lease liabilities	3,089	$—

For the year ended December 31, 2025 and 2024, supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,158	$2,265
Operating cash flows used for financing lease	$3	$11
Lease liabilities related to the acquisition of right-of-use assets:
Operating leases	$3,444	$—

5. Property and equipment, net

Property and equipment, net consists of the following:

(In thousands)	December 31, 2025	December 31, 2024
Computer and network equipment	$218	$589
Furniture, fixtures, and office equipment	852	862
Leased furniture, fixtures, and office equipment	875	875
Leasehold improvements	1,258	1,258
Total cost of property and equipment	3,203	3,584
Less: accumulated depreciation and amortization	(3,099)	(3,280)
Property and equipment, net	$104	$304

For the years ended December 31, 2025 and 2024, depreciation of property and equipment was $269 and $300, respectively.

6. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

(In thousands)	Amortization period (years)	December 31, 2025	December 31, 2024
Gross amount:
Software developed for internal use	3	$28,141	$25,478
Acquired proprietary technology	3 - 5	14,282	15,792
Customer relationships	5 - 10	36,686	36,686
Trade names	4 - 20	16,657	16,657
Domain names	20	195	195
Databases	5 - 10	31,292	31,292
Non-competition agreements	2 - 5	1,768	1,768
Total gross amount		129,021	127,868
Accumulated amortization:
Software developed for internal use		(19,305)	(16,709)
Acquired proprietary technology		(14,282)	(15,037)
Customer relationships		(36,472)	(35,952)
Trade names		(8,529)	(7,711)
Domain names		(97)	(87)
Databases		(31,292)	(28,807)
Non-competition agreements		(1,768)	(1,768)
Total accumulated amortization		(111,745)	(106,071)
Net intangible assets:
Software developed for internal use		8,836	8,769
Acquired proprietary technology		—	755
Customer relationships			734
Trade names		8,128	8,946
Domain names		98	108
Databases		—	2,485
Total intangible assets, net		$17,276	$21,797

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to acquired proprietary technology, customer relationships, trade names, domain names, databases and non-competition agreements primarily represent the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015; the acquisition of Q Interactive, LLC, effective June 8, 2016; the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019; the acquisition of 50% interest in Winopoly, LLC, effective April 1, 2020; and the initial consolidation of TAPP Influencers Corp. ("TAPP") effective  January 9, 2023. On May 20, 2025, the Company entered into an updated agreement with the key employee of TAPP, terminating all prior agreements. As a result, the Company determined that it was no longer the primary beneficiary, and under ASC 810, TAPP was no longer being consolidated under ASC 810.

The Company completed its quarterly triggering event assessment for the three months ended December 31, 2025 and determined that no triggering event had occurred requiring further impairment assessment of its long-lived assets.

For the years ended December 31, 2025 and 2024, amortization expenses related to intangible assets, and included in depreciation and amortization expenses in the Company's consolidated statements of operations, were $9,483 and $9,626, respectively.

For the years ended December 31, 2025 and 2024, the Company capitalized $8,643 and $6,246, respectively, most of which was related to internally developed software and of which $436 and $630, respectively, have not commenced amortization as they are not ready for their intended use. Further, the Company recognized a loss of $1,372 and $980 for the years ended December 31, 2025 and 2024, respectively. In the current year the write-off of $774 was for internally developed software related to the abandonment of a business unit under the Fluent Reporting Unit as of December 2025 and $598 related to the write-off of the acquired proprietary technology in relation to TAAP. The prior year write-off was due to $597 of software developed for internal use related to an immaterial business unit under the Fluent reporting unit that had met the held for sale criteria as of June 30, 2024 and disposed of as of July 1, 2024, and $383 related to the impairment of All Other customer relationships discussed above. Further, in connection with the True North sale, an additional $652 of developed technology and software developed for internal use was written off.

As of December 31, 2025, estimated amortization expenses related to the Company’s intangible assets for 2026 through 2030 and thereafter are as follows:

(In thousands)
Year	December 31, 2025
2026	$6,680
2027	3,880
2028	973
2029	828
2030	828
2031 and thereafter	4,087
Total	$17,276

7. Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2025, the total balance of goodwill was $0, had not changed from the balance as of  December 31, 2024. As of December 31, 2025 and 2024, the change in the carrying value of goodwill for our operating segments (Note 13, Segment information), are listed below:

(In thousands)	Fluent	All Other	Total
Balance at Ended December 31, 2023	$—	$1,261	$1,261
Goodwill impairment	—	(1,261)	(1,261)
Balance at December 31, 2024	—	—	—
Goodwill impairment	—	—	—
Balance at December 31, 2025	$—	$—	$—

As of December 31, 2025, net goodwill was comprised of gross goodwill of $168,552 and accumulated impairment of $168,552.

8. Debt, net

Debt, net of unamortized discount and financing costs, related to the Financing Agreement, the Credit Facility, Note Payable, and Convertible Notes with related parties (as set forth herein) consisted of the following:

(In thousands)	December 31, 2025	December 31, 2024
Financing Agreement due 2028 (less unamortized discount and financing costs of $926 and $0, respectively)	$30,346	$—
Credit Facility Term Loan due 2025 (less unamortized discount and financing costs of $0 and $1,186, respectively)	—	30,359
Note Payable due 2026	500	1,500
Convertible Notes, at fair value with related parties	3,734	3,720
Debt, net	34,580	35,579
Less: Short term and current portion of long-term debt	(30,846)	(31,609)
Long-term debt, net (non-current)	$3,734	$3,970

The effective interest rate for the year ended December 31, 2025 was 10.1% on all debt, net.

Accounts Receivable Finance Agreement

On November 25, 2025, the Company and its affiliates Fluent, LLC, Fluent Media Labs, LLC and AdParlor, LLC, each a wholly owned subsidiary of the Company, entered into an Accounts Receivable Finance Agreement (the "Financing Agreement") with CSNK Working Capital Finance Corp. d/b/a Bay View Funding ("Bay View").

Under the Financing Agreement, Bay View may extend financing to the Company based on eligible domestic and foreign accounts receivable, provided that the aggregate amount of advances thereon shall not exceed the lesser of a maximum credit of $30,000  (the "Maximum Credit") or an amount equal to the sum of all advances less any funds received by Bay View pursuant to the Financing Agreement over the collection amounts adjusted for obligation that is maintained in a reserve account. All collections of the financed receivables go directly to Bay View and are applied to the Company’s obligations under the Financing Agreement.  The transfer of the receivables was recorded as secured borrowings in accordance with ASC 860, Transfers and Servicing (“ASC 860”), with the receivables remaining on the balance sheet as a current asset.  As of December 31, 2025, the Financing Agreement had a balance of $31,272, which was recorded within current liabilities as the underlying receivables are typically due within 120-days and Bay View may require repayment of amounts outstanding beyond that period. In addition, the Company had $2,312 in its reserve accounts with Bay View as of December 31, 2025, which was recorded within prepaids and other current assets. The net unused advance as of December 31, 2025 was $1,040.

The Company used a portion of the net proceeds of the Financing Agreement to repay the outstanding SLR Credit Facility under the SLR Credit Agreement dated April 2, 2024.

The Financing Agreement has an initial term of 36 months and renews automatically for additional 12-month periods unless terminated in accordance with its terms. The Company is required to pay a facility fee in the amount of 0.50% of the maximum credit as of November 25, 2025 and then annually a 0.33% of the Maximum Credit as well as a finance charge based on prime plus 2.0% based on the average balance outstanding during the month. In addition, the Company will be required to pay certain administrative fees. The finance rate shall increase or decrease monthly but not be less than 8.75% for the first year from the initial funding date, 8.50% for the second year of the Initial term and 8.25% for the third year of the Initial Term. As of December 31, 2025, the finance charge rate was 9.0%.  The total cost of the Financing Agreement for the year ended December 31, 2025 was $343, and was included in interest expense on the consolidated statements of operations. In addition, amortization of the debt discount for the year ended December 31, 2025 was $27, and was included in interest expense on the consolidated statements of operations.

The Company’s obligations under the Financing Agreement are secured by a security interest in substantially all of the Company’s assets.

The Financing Agreement contains customary representations, warranties, covenants and events of default, including repurchase obligations with respect to certain receivables.

Credit Facility

On April 2, 2024, Fluent, LLC, a wholly owned subsidiary of the Company ("Fluent LLC"), entered into a credit agreement (as amended, the "SLR Credit Agreement") with certain of its subsidiaries and the Company (collectively, the "Credit Parties"), as guarantors, and Crystal Financial LLC d/b/a SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and each other lender from time to time party thereto.

The SLR Credit Agreement provided for a $20,000 term loan (the "SLR Term Loan") and a revolving credit facility of up to $30,000 (the "SLR Revolver," and, together with the SLR Term Loan, the "SLR Credit Facility"). On November 25, 2025, the SLR Credit Facility had been repaid, prior to maturity, resulting in a debt extinguishment loss of approximately $3,759, which included the $1,000 early termination fee.

The Borrower had used a portion of the net proceeds of the SLR Credit Facility to repay the outstanding $30,000 term loan due on September 30, 2025, under the credit agreement dated March 31, 2021, by and among the Borrower, certain subsidiaries of the Borrower as guarantors, the lenders thereto, and Citizens Bank, N.A. The repayment resulted in a loss on early extinguishment of debt of $1,009, which was recognized in the second quarter of 2024.

There was no principal amortization prior to maturity under the SLR Credit Agreement except for certain mandatory prepayments to be made with the net cash proceeds of certain asset sales, casualty events, and other extraordinary receipts and upon the occurrence of certain other events, in each case subject to certain reinvestment rights, thresholds and other exceptions. Unfunded commitments were subject to an unused facility fee, which will be payable monthly in arrears, as of the month following the closing, at a rate of 0.50% per annum. Borrowings under the SLR Credit Agreement bore interest at a rate per annum equal to a 3-month term SOFR plus 0.26161%, subject to a 1.50% floor, plus a margin (the "Applicable Margin") of 5.25% which was increased to 5.75% pursuant to the Second Amendment to the SLR Credit Agreement (the "Second Amendment").

Debt issuance costs and debt discount costs, net of accumulated amortization, related to the issuance and amendments of the SLR Revolver were  included in other non-current assets in the Company's consolidated balance sheets. The Company amortized these costs over the life of the related debt.

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

For the year ended December 31, 2025, amortization of the debt discount was $639, and was included in interest expense on the consolidated statement of operations.

Note Payable

On  March 17, 2024, Fluent, LLC entered into a junior secured promissory note (the "Note Payable") with Freedom Debt Relief, LLC ("FDR") in the principal amount of $2,000 in connection with the Berman Settlement Agreement (as defined herein) (see Note 15, Contingencies). The Note Payable bears interest equal to one-month CME Term SOFR (defined as the rate published by the CME Group Benchmark Administration Limited) plus 11.0% per annum, compounded quarterly. The opening interest rate of the Note Payable was 16.32% (SOFR +11%), which changed to 15.35% (SOFR + 11%) as of  December 31, 2025. As of December 31, 2025, the Note Payable had a balance of $500.

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

As of  December 31, 2025, the principal balance of the Convertible Notes was $2,441, with a fair value of $3,734. The Company recognized an additional decrease in fair value of $14 for the period ended  December 31, 2025, which was recognized in income (loss) from operations. For the twelve months ended December 31, 2025, accrued interest was paid in kind.

Maturities

As of December 31, 2025, scheduled future maturities of the Credit Agreement, including the required principal prepayment based on a portion of the Company's quarterly excess cash flow and excluding potential future additional principal prepayments, are as follows:

(In thousands)
Year
2026	31,772
2027	—
2028	—
2029	2,441
Total maturities	34,213

9. Fair Value Measurements

The fair value of the Company's cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of these instruments. Restricted cash includes a separately maintained cash account, as required under the terms of a lease agreement the Company entered into on  October 10, 2018 for office space in New York City. On  April 15, 2025, the Company received the landlord’s consent for the second amendment to its sublease, which reduced the subleased premises and payments, effective March 19, 2025. The consent also approved the extension of the sublease term by four years, effective April 15, 2025. In connection with this lease agreement, the Company recorded $710 in non-current restricted cash as of December 31, 2025, and $1,255 in current restricted cash as of December 31, 2024, on the consolidated balance sheets.

As of December 31, 2025, the Company regards the fair value of its long-term debt to approximate its carrying value.

The following tables present the Company’s fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis as of  December 31, 2025  and  December 31, 2024 :

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Restricted cash	$710	—	—	$1,255	—	—
Liabilities:
Debt, net(1)	—	31,772	—	—	33,045	—
Convertible Notes, with related parties	—	—	3,734	—	—	3,720
Contingent consideration in connection with TAPP consolidation(2)	—	—	34	—	—	988

(1)	Inclusive of the credit facilities and notes payable. The debt fair value does not include debt issuance costs or debt discount. See Note 8, Debt, net.
(2)

Balance recorded in prepaid and other expenses and other non-current assets with changes to the balance as a result of adjustment of the fair value related to the initial discount rate and payments made.

Convertible Notes, with related parties

The Company issued the Convertible Notes on  August 19, 2024 and elected the fair value option, see Note 8, Long-term debt, net. The following is a reconciliation of the fair value from December 31, 2024 to  December 31, 2025:

Amount
Fair value as of December 31, 2024	$3,720
Loss on change in fair value reported in the consolidated statement of operations	14
Fair value as of December 31, 2025	$3,734

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

Assumptions	December 31, 2025
Face value of principal payable	$3,734
Conversion price	3.01
Value of common stock	2.4
Contractual term (years)	3.3
Volatility	76.0%
Risk free rate	3.6%
Discount rate	15.6%

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

Amount
Fair value as of December 31, 2024	$988
Payment for annual bonus	(988)
Adjustment to compensation expense	34
Fair value as of December 31, 2025	$34

The fair value of certain long-lived non-financial assets and liabilities  may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of  December 31, 2025, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be a Level 3 measurement, as certain inputs used to determine fair value are unobservable. See Note 7, Goodwill.

10. Income taxes

The Company adopted ASU 2023-09 and applied the new disclosure requirements prospectively as of and for the year ended December 31, 2025.

The following table presents the domestic and foreign income (loss) from continuing operations before income taxes for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In thousands)	2025	2024
Domestic	$(27,216)	$(30,036)
Foreign	47	(1,052)
Loss before income taxes	$(27,169)	$(31,088)

The Company is subject to federal and state income taxes in the United States ("US") and Canada. For the years ended December 31, 2025 and 2024, the provision for income taxes on income (loss) from operations consisted of the following:

	Year Ended December 31
(In thousands)	2025	2024
Current:
Federal	$—	$(1,260)
State	13	(278)
Foreign	(156)	3
Total current	(143)	(1,535)
Deferred:
Federal	(6,415)	(7,597)
State	(1,576)	(1,001)
Foreign	141	(275)
Less: valuation allowance	7,991	8,597
Total deferred	141	(276)
Total income tax benefit	$(2)	$(1,811)

For the years ended December 31, 2025 and 2024, pursuant to the requirements after the adoption of ASU 2023-09, and 2024, pursuant to the requirements prior to the adoption of ASU 2023-09, the provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
(In thousands)	2025
Federal income taxes at the statutory rate	$(5,705)	21.0%
State and local income tax, net of federal income tax effect (1)
State changes in valuation allowance	1,576	(5.8)
Other	(1,565)	5.8
Foreign tax effects
Canada	(26)	0.1
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	9	(0.0)
Tax credits
Research and development credit	(1,015)	3.7
Changes in valuation allowance
U.S. federal changes	6,415	(23.6)
Non-taxable or non-deductible items
Other	45	(0.2)
Changes in unrecognized tax benefits	—	—
Other reconciling items	264	(1.0)
Income tax benefit	$(2)	0.0%

(1) Taxes in New Hampshire and New York comprise the majority (greater than 50%) of the tax effect in this category for the year ended December 31, 2025.

	Year Ended December 31,
(In thousands)	2024
Federal income taxes at the statutory rate	$ (6,528)	21.0%
Share-based compensation shortfall (windfall)	6	(0.0)
Effect of state taxes, net of federal tax benefit	(999)	3.2
Non-deductible items	39	(0.1)
Return to provision adjustment	(540)	1.7
Foreign rate difference	(56)	0.2
Deferred only adjustments	343	(1.1)
Changes in valuation allowance	8,597	(27.7)
Research and development tax credit	(1,194)	3.8
Reversal of uncertain tax positions	(1,480)	4.8
Other	1	(0.0)
Income tax benefit	$ (1,811)	5.8%

The income taxes paid, net of refunds, by the Company for the year ended December 31, 2025 is as follows:

Year Ended December 31
(In thousands)	2025
Federal	$—
State and local	(69)
Foreign	—
Total taxes paid, net of refunds (1)	$(69)

(1) Individual jurisdictions equaling 5% or more of the total income taxes paid, net of refunds, for the year ended December 31, 2025 included Illinois at ($71), New York City at $16, and New York State at ($13). For the year ended December 31, 2024, total income taxes paid, net of refunds was ($323).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2025 and 2024, the significant components of deferred tax assets and (liabilities) consist of the following:

(In thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$10,894	$5,136
Share-based compensation	4,590	4,569
Capitalized research and experimental expenditures	6,324	5,257
Intangible assets, net	1,954	2,230
Tax credits	3,801	2,786
Accrued expense	678	894
Operating lease liability	769	450
Interest expense limitation	2,439	1,652
Accounts receivable, net	40	119
Other	485	765
	31,974	23,858
Valuation allowance	(31,156)	(23,165)
Total deferred tax assets, net of valuation allowance	818	693

Deferred tax liabilities:
Operating lease right-of-use asset	(711)	(383)
Property and equipment, net	(1)	(64)
	(712)	(447)
Net deferred tax asset (liability)	$106	$246

As of December 31, 2025, the Company has federal net operating loss carryforwards of $37,407, which can be carried forward indefinitely, and state net operating loss carryforwards of $50,036, which begin to expire in 2030. At December 31, 2025, the Company had federal research and development tax credit carryforwards of approximately $3,801. If not utilized, these credits will begin to expire in 2036.

As of December 31, 2025 and 2024, the Company recorded a full valuation allowance against its U.S. net deferred tax assets of $31,156 and $23,165, respectively, which is driven by the movement in the U.S. net deferred tax assets. For the year ended December 31, 2025, the movement in U.S. net deferred tax assets was primarily a result of the generation of federal and state net operating losses and capitalized research and experimental expenditures. No valuation allowance has been recorded against foreign deferred tax assets, as management believes it is more likely than not that such deferred tax assets will be realized.

The Company intends to continue maintaining a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the release of all or some portion of the allowance. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company files tax returns in federal and certain state and local jurisdictions. The periods subject to examination are generally for tax years ended 2022 through 2025, including the following major jurisdictions: U.S. Federal, New York State, and New York City.

For the years ended and as of  December 31, 2025 and 2024, the Company has no accrued interest or penalties related to uncertain tax positions. For the years ended December 31, 2025 and 2024, reconciliation of the gross amounts of unrecognized tax benefits consists of the following:

	Year Ended December 31,
(In thousands)	2025	2024
Unrecognized tax benefits, opening balance	$—	$1,480
Settlement/expiration of statutes of limitations	—	(1,480)
Unrecognized tax benefits, ending balance	$—	$—

The Company intends to indefinitely reinvest the undistributed earnings of its Canadian subsidiary. Accordingly, no deferred tax liability has been recorded for U.S. federal or state income taxes or Canadian withholding taxes that may result from future remittances of such earnings. Determination of the amount of the unrecognized deferred tax liability is not practicable.

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

As of December 31, 2025 and 2024, the number of issued shares of common stock were 30,404,779 and 20,791,431, respectively, which included shares of treasury stock of 768,595 and 768,595, respectively.

For the year ended  December 31, 2025, the increase in the number of issued shares of common stock was the result of the exercise of 5,585,216 shares related to the warrants, as described below, 3,542,856 shares related to the common stock issuance, as described below, and 485,276 shares of common stock issued upon vesting of RSUs, in which no shares of common stock were withheld to cover statutory taxes upon such vesting.

For the year ended December 31, 2024, the increase in the number of issued shares of common stock was the result of the exercise of 3,602,976 shares related to the warrants, as described below, 2,483,586 shares related to the direct offering, as described below, and 316,333 shares of common stock issued upon vesting of RSUs, in which no shares of common stock were withheld to cover statutory taxes upon such vesting, which are reflected as additions to treasury stock in the consolidated statements of changes in shareholders' equity.

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

Private equity securities offerings

On  May 13, 2024, the Company entered into securities purchase agreements (the "May 2024 Purchase Agreements") with certain accredited or sophisticated investors (the "May 2024 Purchasers"), all of whom were related parties, pursuant to which the Company sold pre-funded warrants (the "May 2024 PFWs") to purchase up to 2,955,084 shares of the Company's common stock, at a purchase price of $3.384 per Pre-Funded Warrant (the "May 2024 Private Placement"). The May 2024 Purchasers included three officers and/or directors and the largest stockholder of the Company. No underwriting discounts or commissions were paid with respect to the May Private Placement.

The aggregate gross proceeds for the May 2024 Private Placement totaled $10,000, before deducting offering expenses payable by the Company of $100. The May 2024 PWFs, which terminated when exercised in full, had an exercise price of $0.0005 per share of common stock and became immediately exercisable upon stockholder approval. Stockholder approval of the May 2024 Private Placement was obtained on  July 2, 2024, at a special meeting of the Company's stockholders.

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

Substantially all of the August 2025 Purchasers (other than the August 2025 Inside Investors) exercised their August 2025 PFWs during the month of September 2025, for an aggregate of 1,657,143 shares of common stock, leaving  August 2025 PFWs to purchase 585,714 shares unexercised, all of which are represented by August 2025 Inside Investors and are not exercisable until stockholder approval is obtained. Subsequent to December 31, 2025, the remaining 85,714 shares related to outsiders were exercised with the remaining unexercised shares relating solely to the August 2025 Inside Investors.

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

As of   December 31, 2025, an aggregate of 5,585,216 of the December 2024 PFWs, March 2025 PFWs,   May 2025 PFWs, and August 2025 PFWs were exercised. As of December 31, 2024, all of the May 2024 PFWs and 647,892 of the December 2024 PFWs were exercised.

The issuance of the March 2025 PFWs, May 2025 PFWs, and August 2025 PFWs was reflected in the Company's stockholders' equity within common stock and additional paid-in-capital as of December 31, 2025. In accordance with ASC 815-40, Derivatives and Hedging, a contract is classified as an equity agreement if it is both indexed to its own stock and classified in stockholders' equity. The May 2024 PFWs, December 2024 PFWs, March 2025 PFWs, and August 2025 PFWs met the requirements of being classified as equity because (i) they had a fixed share limit and the Company had sufficient authorized and unissued shares, (ii) they required physical or net share settlement, and (iii) no cash payments or settlement top-off was required by the Company.

Common stock warrants

As of   December 31, 2025 and 2024, the Company had 7,701,383 and 0 common stock warrants outstanding, respectively. The Company determined that the detachable common stock warrants issued in connection with the May 2025 Purchase Agreements and August 2025 Purchase Agreements met the definition of freestanding financial instruments and qualified for classification as permanent equity under applicable accounting guidance. As the common stock warrants were issued in conjunction with the other equity instruments, the proceeds have been allocated to each using the relative fair value method and recorded as a component of additional paid-in-capital as of the issuance date. These warrants are included in the diluted earnings per share calculation when they are in-the-money and dilutive, as their features are considered participatory in nature. See Note 2, Summary of significant accounting policies, under the caption "Income (loss) per share", for further detail.

At-the-market issuance

On December 31, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”), under which the Company may offer and sell shares of its common stock, par value $0.0005 per share (the “Shares”), having an aggregate sales price of up to approximately $11,200,000 through Lake Street as the sales agent. Sales of shares of the Company’s common stock through Lake Street, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on The Nasdaq Stock Market LLC or any other existing trading market for the Shares. Lake Street will use commercially reasonable efforts to sell the Shares from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Lake Street a commission equal to 3.0% of the aggregate gross proceeds from the sales of Shares sold through Lake Street under the ATM Agreement and will also reimburse Lake Street for certain specified expenses in connection with entering into the ATM Agreement as well as in connection with each Triggering Event Date (as defined in the ATM Agreement). Pursuant to the ATM Agreement, the Company also provided Lake Street with customary indemnification and contribution rights. The ATM Agreement contains customary representations and warranties and conditions to the sale of the Shares pursuant thereto.

The Company is not obligated to sell any of the Shares under the ATM Agreement and may at any time suspend solicitation and offers thereunder. The offering of Shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of Shares having an aggregate offering price of approximately $11,200,000 and (2) the termination of the ATM Agreement by either the Company or Lake Street, as set forth therein.

Treasury stock

As of  December 31, 2025 and 2024, the Company held 768,595 and 768,595 shares in treasury, with a cost of $11,407 and $11,407, respectively.

The Company's share-based incentive plans allow employees the option to either make cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market.

For the year ended December 31, 2025 and 2024, 0 and 0 shares, respectively, were withheld to cover withholding taxes owed by certain employees, all of which were taken into treasury stock.

Preferred stock

As of December 31, 2025 and 2024, the Company had 10 million shares of blank-check preferred stock with par value of $0.0001 per share authorized. No shares of preferred stock have been issued or are outstanding.

12. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 3,565,775 shares of the Company's common stock. The 2022 Plan was amended on June 18, 2025 at the Company's annual meeting of stockholders at which stockholders approved an increase of the number of shares of common stock authorized for issuance under the 2022 plan by 2,000,000 shares. As of December 31, 2025, the Company had 1,565,775 shares of common stock available for grants pursuant to the 2022 Plan, which included 328,517 shares of common stock previously available for issuance under the 2018 Stock Incentive Plan.

On September 22, 2025, the board of directors (the ”Board” or "Board of Directors") of the Company approved the Fluent, Inc. Equity Participation Plan (the “2025 Plan”). The 2025 Plan provides for the grant of cash-settled awards that track the value of the Company’s common stock and are accounted for under the same share reserve authorized under the 2022 Plan. No additional shares were authorized in connection with the adoption of the 2025 Plan.

The primary purpose of the 2025 plan, 2022 Plan and prior plans is to attract, retain, reward, and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company. In October 2022, the Company issued to certain of its senior officers and employees, restricted stock units ("RSUs") (time-based), long-term incentive grants (performance and time-based vesting RSUs), or performance stock units ("PSUs") (on achievement of targets, a cash payout) under the 2022 Plan. In October 2025, the Company issued to certain of its senior officers and employees, restricted stock units ("RSUs") (time-based, a cash payout) and performance stock units ("PSUs") (performance and time-based vesting RSUs, a cash payout) under the 2025 Plan. Further, it issues RSUs (time-based) and PSUs (on achievement of targets) under the 2022 Plan.

Stock options

The Compensation Committee of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on  February 1, 2019,  December 20, 2019, March 1, 2020, and  March 1, 2021. Subject to continuing service, 50% of the shares subject to these stock options will vest if the Company's stock price remains above 125%, 133.33%, 133.3% and 133.33%, respectively, of the exercise prices for twenty consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise prices for twenty consecutive trading days; provided, that no shares will vest prior to the first anniversary of the grant date. As of December 31, 2025, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any shares that remain unvested as of the fifth anniversary of the grant date will vest in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

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

Issuance Date	September 9, 2024
Fair value lower range	$—
Fair value higher range	$15.59
Exercise price	$2.75
Expected term (in years)	3.0 - 4.3
Expected volatility	65%
Dividend yield	—%
Risk-free rate	3.7%

For the years ended December 31, 2025 and 2024, the activity related to stock options consisted of the following:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2023	302,333	$25.68	5.4	$—
Granted(1)	136,667	$3.06	9.6	—
Forfeited	—	—	—	—
Expired	(41,333)	—	—	—
Outstanding as of December 31, 2024	397,667	$18.33	6.2	—
Granted	—	—	—	—
Forfeited	(66,000)	—	—	—
Outstanding as of December 31, 2025	331,667	$16.35	5.6	—
Options exercisable as of December 31, 2025	193,167	$24.96	3.5	—
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

For the years ended December 31, 2025 and 2024, the unvested balance of stock options was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Unvested as of December 31, 2024	148,666	$5.66	9.4
Granted	—	—	—
Forfeited	—	—	—
Vested	(10,166)	—	—
Unvested as of December 31, 2025	138,500	$4.33	8.5

For the years ended December 31, 2025 and 2024, compensation expense recognized for stock options of $111 and $29, respectively, was recognized in product development and general and administrative expenses in the consolidated statements of operations. As of December 31, 2025, there was $130 of unrecognized share-based compensation with respect to outstanding stock options.

Restricted stock units and restricted stock

For the years ended December 31, 2025 and 2024, details of unvested RSUs were as follows:

		Weighted average
	Number of units	grant date fair value
Unvested as of December 31, 2023	731,538	$25.95
Granted	701,028	3.62
Vested and delivered	(319,933)	10.42
Withheld as treasury stock (1)	—	—
Vested not delivered (2)	3,833	10.60
Forfeited	(314,941)	7.29
Unvested as of December 31, 2024	801,525	20.72
Granted	1,368,563	2.28
Vested and delivered	(485,276)	4.60
Withheld as treasury stock (1)	—	—
Vested not delivered (2)	(10,706)	13.51
Forfeited	(202,761)	2.85
Unvested as of December 31, 2025	1,471,345	11.12

(1)

As discussed in Note 11, Equity, the treasury stock was related to shares withheld to cover statutory withholding taxes upon the delivery of shares following the vesting of RSUs. As of December 31, 2025 and 2024, there were 768,595 outstanding shares of treasury stock for both periods.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. During the year ended December 31, 2025, there was a 10,706 change in the vested not delivered balance due to a net 10,706 shares that were deferred due to timing of delivery of certain shares. As of December 31, 2025 and 2024, there were 296,805 and 286,099 outstanding RSUs that were vested not delivered, respectively.

For the years ended December 31, 2025 and 2024, the Company recognized compensation expense for RSUs of $2,037 and $1,982, respectively, in sales and marketing, product development, and general and administrative in the consolidated statements of operations, and intangible assets in the consolidated balance sheets. As of December 31, 2025, there was $2,703 of unrecognized share-based compensation with respect to outstanding RSUs and restricted stock. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of December 31, 2025, unrecognized share-based compensation expense associated with the granted RSUs, restricted stock and stock options is $2,833, which is expected to be recognized over a weighted average period of 2.2 years. For the years ended December 31, 2025 and 2024, share-based compensation for the Company’s equity awards were allocated to the following lines in the consolidated financial statements:

	Year Ended December 31,
(In thousands)	2025	2024
Sales and marketing	$461	$218
Product development	274	239
General and administrative	1,376	1,506
Share-based compensation expense	2,111	1,963
Capitalized in intangible assets	37	48
Total share-based compensation	$2,148	$2,011

As of December 31, 2025 and 2024, the Company recorded a liability of $165 and $29, respectively, related to RSUs and PSUs that are to be settled in cash.

401(k) Profit Sharing Plan and Trust Plan

The Company maintains a 401(k) Profit Sharing Plan and Trust ("Plan") covering all U.S. employees. Under the Plan, the Company makes a safe harbor matching contribution equal to 100% of an employee’s salary deferrals that do not exceed 3% of the employee’s compensation plus 50% of the employee’s salary deferrals between 3% and 5% of such employee’s compensation. This safe harbor matching contribution is 100% vested. During 2025, we made matching contributions to the Plan of $794. During 2024, we made matching contributions to the Plan of $966.

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

As of  December 31, 2025, the Company had three operating segments: a) "Fluent", which is Owned and Operated and Commerce Media Solutions revenue, b) "Call Solutions", and c) "AdParlor". The Company determined that it has one reportable segment, "Fluent," for the purposes of segment reporting. The Fluent reporting segment combines Fluent with the Call Solutions operating segment. This reporting unit works with advertisers to then bring consumers to their products through multiple media channels and earn revenue when a consumer completes an action as agreed upon with the advertisers. The remaining activity represents the operating results of AdParlor, LLC, which mainly performs media buying, and those businesses sold or in run-off, which are included for purposes of reconciliation of the respective balances below to the consolidated financial statements and included within "Unallocated" below.

The Company determined its reportable segments based on how revenue is earned as well as the agreements entered into with its advertisers. In addition, certain advertisers overlap within the different operating segments and they are managed consistently with shared management. Further, the Company considered other qualitative factors, such as the environment operated in, and quantitative factors to determine its reportable segment.

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

Summarized financial information concerning the Company's segments for the twelve months ended twelve months ended December 31, 2025 and 2024 are shown in the following tables below, noting prior period amounts have been recast to conform to the Company's current period segment presentation:

	Year Ended December 31,		Year Ended December 31,
	2025		2024
(in thousands)	Fluent	Total	Fluent	Total
Revenue(1):
United States	$129,690		$158,871
International	71,853		81,940
Total segment revenue	$201,543		$240,811

Reconciliation of revenue
Other revenue		7,221		$13,812
Total revenue		$208,764		$254,623

Costs of revenue
Cost of revenue (exclusive of depreciation and amortization)	156,740		184,109

Costs and expenses:
Salaries and benefits	30,842		36,194
Professional fees	8,066		7,425
IT and software	4,412		3,967
Other operating expense items (2)	12,649		12,354
Segment EBITDA	$(11,166)		$(3,238)

Reconciliation of segment EBITDA to loss before income taxes
Segment EBITDA (from above)		$(11,166)		$(3,238)
Plus: Unallocated revenue		7,221		13,812
Less:
Unallocated cost of revenue (exclusive of depreciation and amortization)		783		9,712
Unallocated salaries and benefits		4,088		8,347
Unallocated professional fees		350		1,034
Unallocated IT and software		319		661
Unallocated operating expense items (2)		1,085		4,554
Depreciation and amortization		9,752		9,926
Interest Expense, net		3,074		4,749
Fair value adjustment of Convertible Notes, with related parties		14		1,670
Loss on early extinguishment of debt		3,759		1,009
Loss before income taxes		$(27,169)		$(31,088)

(1)	Revenue aggregation is based upon location of the customer.
(2)	Balance includes sales and marketing expense, travel and entertainment expense, office overhead, restructuring and severance, goodwill impairment and impairment of intangible assets, and other operating costs.

	December 31,	December 31,
	2025	2024
Total assets:
Fluent	$79,570	$84,373
Unallocated	9,563	9,244
Total assets	$89,133	$93,617

As of December 31, 2025, long-lived assets are all located in the United States.

For the year ended  December 31, 2025, 22.2% of the Company’s revenue is earned from customers located in Israel.

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

The Company was involved in a Telephone Consumer Protection Act class action, Daniel Berman v. Freedom Financial Network, which was originally filed in the Northern District of California in 2018. On  May 31, 2023, the parties entered into an Amended Class Action Settlement Agreement (the "Berman Settlement Agreement"), which included injunctive provisions and payment to plaintiffs of $9,750 for legal fees and a consumer redress fund, of which the Company was responsible for $3,100. The final approval of the Berman Settlement Agreement was filed on  February 23, 2024. To satisfy its obligations under the Berman Settlement Agreement, the Company made a cash payment of $1,100 on  March 15, 2024 and issued a junior secured promissory note in the principal amount of $2,000 payable to the co-defendant, FDR, as discussed in Note 8, Debt, net.

16. Subsequent Events

Divestiture

On January 31, 2026, the Inbox Pal, LLC, an indirect subsidiary of the Company and InsurCo, LLC (“InsurCo”) entered into a membership interest purchase agreement pursuant to which it conveyed 100% of the membership interests of Winopoly, LLC. ("Winopoly") to InsurCo. Winopoly is a call center-supported performance marketplace that provides live-call-based performance campaigns to help clients increase engagement, mainly Call Solutions. The deemed fair value of the consideration to be received was approximately $3,000, through a secured promissory note (the “Note”). The Note bears interest at 12.96% per annum and is payable in monthly installments of $100. As of December 31, 2025, the Company determined that the Winopoly sale did not meet the criteria of a discontinued operation under ASC 205-20, Discontinued operations nor was it considered held for sale under the guidance, and as a result, it was properly reflected in the results. The Company is in the process of evaluating any additional financial impacts of this transaction.