Form 10-K/A
period 2025-12-31
Fluent, Inc.
filed 2026-04-30
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K/A

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

The number of shares outstanding of the registrant’s common stock, as of March 26, 2026, was 29,810,156

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 of Fluent, Inc. (the “Company”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Original Form 10-K”). This Amendment is being filed to amend: (i) Part III of the Original Form 10-K to include the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2025; and (ii) Part IV of the Original Form 10-K to add new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with Rule 13a-14(a) under the Exchange Act. In addition, the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Except as otherwise expressly noted herein, this Amendment does not amend, modify, or otherwise update any other information in the Original Form 10-K, nor does it reflect events that may have occurred after the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

Unless the context requires otherwise, the use herein of “Fluent,” “we,” “us,” and “our” refers to the Company.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following sets forth information regarding each of the Company’s directors as of April 30, 2026. Per Delaware law and the Company’s Bylaws, directors are subject to annual election by the stockholders. Each director holds office until the next annual meeting of stockholders or until a successor is elected and qualified, or until such director’s earlier death, resignation, or removal.

NOMINEES TO THE BOARD OF DIRECTORS
Name, Age, Position		Background Information

Matthew Conlin, 42	●	Chief Customer Officer of the Company and Fluent, LLC since July 2021; President of the Company from March 2018 to June 2021.
Co-founder and Chief	●	Co-founded Fluent, LLC in 2010. Fluent, LLC merged (2015) with and is now a wholly-owned subsidiary of Fluent, Inc.
Customer Officer	●	President of Fluent, LLC from inception until June 2021.
Director since 2018	●	Former Sales Director, U.S. of Clash Media, a global digital advertising network.
	●	B.S. in Marketing from St. John’s University.
Discussion of individual experience, qualifications, attributes, and skills

The Board believes Mr. Conlin, one of our co-founders, with his experience as Chief Customer Officer and President of the Company, provides valuable business, industry, and management advice to the Board.

James P. Geygan, 38	●

Chief Executive Officer and a Director of Global Value Investment Corp. ("GVIC"), an investment firm specializing in disciplined, value-oriented investing and significant stockholder of the Company, since May 2024; Chief Operating Officer and Senior Vice President of GVIC from December 2021 to May 2024; Vice President of GVIC from May 2017 to December 2021.

Independent Director	●	Member of the board of directors of GVIC since February 2023, and one of its wholly-owned subsidiaries, GVRC India Private Limited, since September 2019.
Director since 2025	●	Associate Regional Director at Wells Fargo Asset Management from 2015 to 2017.
	●	Private Banker and Brokerage Associate at Wells Fargo Bank from 2012 to 2015.
	●	B.S. in Political Science from University of Wisconsin, Madison.
Discussion of individual experience, qualifications, attributes, and skills	The Company believes that Mr. Geygan is qualified to serve on the Board due to his public company corporate governance and capital markets experience.
David A. Graff, 58	●	Venture Partner at Corner Capital Management, a technology company-focused private equity firm, since March 2025.
Independent Director	●	Vice President, Global Policy and Standards of Google, Inc. (Nasdaq: GOOG) from December 2014 to March 2025.
Director since 2022	●	Member of the Board of Advisors to CapitalG, Google's independent growth fund, from 2022 to March 2025.
	●	Member of the Board of Visitors for The Georgetown University Law Center since June 2022.
	●	General Counsel for Red Spark, Inc., a diversified marketing and software development platform, from November 2012 to November 2014.
	●	Chief Executive Officer of Online Intelligence, a technology start up, from 2011 to 2012.
	●	Chief Legal Officer for Epic Media, Inc., a performance-based advertising network, from September 2007 to November 2012.
	●	Chief Legal Officer for private equity backed Edison Schools, Inc. from December 1998 to June 2007.
	●	Co-founder of Trilogy Films, an award-winning independent film and television production company.
	●	B.A. in American Civilization from Brown University.
	●	JD from the Georgetown University Law Center.

Mr. Graff was recommended to the Board by a non-management director.
Discussion of individual experience, qualifications, attributes, and skills

The Board believes Mr. Graff’s broad range of legal, policy, content and industry experience provides valuable insight, management and advice to the Board to help guide the legal, regulatory, public relations and commercial challenges faced by the Company.

Barbara Shattuck Kohn, 75	●

Lead Director and Audit Committee member of PENN Entertainment (Nasdaq: PENN), a provider of integrated entertainment sports content and casino gaming, from 2024 to 2025; served as a director from 2004 to 2025.

Independent Director	●	Director of Emblem Health, one of the nation's largest nonprofit health plans, since 2018.
Director since 2019	●	Principal at Hammond Hanlon Camp LLC, a strategic advisory and investment banking firm, from 2012 to 2018.
	●	Principal, founder and President at Shattuck Hammond Partners, an investment banking firm, from 1993 to 2012, when acquired by Morgan Keegan - Raymond James.
	●	Principal and co-founder of Cain Brothers, Shattuck & Company, a healthcare financial advisory firm, from 1983 to 1993.
	●	Vice President and Manager of the Healthcare Investment Banking Group at Goldman Sachs & Co.
	●	B.A. from Connecticut College.
Discussion of individual experience, qualifications, attributes, and skills		The Board believes Ms. Shattuck Kohn’s significant financial expertise and experience as a director of other public companies strengthens the Board’s collective qualifications, skills, and experience.
Donald Mathis, 60 Independent Director	●

Co-founder and CEO of SkyfireAI, Inc. (f/k/a Echelon AI, Inc.) since 2023, an artificial intelligence autonomous drone start-up, and co-founder of Echelon AI, Inc, a New York-based privately held artificial intelligence start-up.

Director since 2015	●	Venture Advisor and FIR at The AI Fund, LLC since 2022, a venture capital firm that works with early stage AI companies
	●	Member of Board of Advisors of Omniangle Technologies, a privately held company involved in business intelligence and information security, since January 2013.
	●	Senior Vice President, Strategic Development at Comcast NBC Universal (Nasdaq: CMCSA) from June 2017 to September 2022.
●

Senior Adviser and Director, Digital Counterterrorism, a public-private consortium and non-governmental organization focused on countering violent extremism and terrorist recruitment in the digital domain, from January 2016 to December 2019.

	●	Chief Executive Officer and Co-Founder of Kinetic Social, a social media agency, from October 2011 to April 2016.
	●	Commander in the U.S. Navy (currently inactive reserve).
	●	MBA from the Harvard Business School.
Discussion of individual experience, qualifications, attributes, and skills

The Board believes Mr. Mathis’ knowledge and experience as chairman and chief executive officer of an artificial intelligence company with a specialty in predictive data analytics, his experience running a social data and technology SaaS and managed services company, as well as his experience in business intelligence, general management, financial management and information security, and his military service, strengthen the Board’s collective qualifications, skills, and experience.

Richard C. Pfenniger, Jr., 70	●	Vice Chairman of the Board of Trustees and a member of the Executive Committee of the Phillip and Patricia Frost Museum of Science since 2016.
Independent Director	●	Director of OPKO Health, Inc. (Nasdaq: OPK), a pharmaceutical and medical diagnostic company, since 2008.
Director since 2022	●	Director of Cocrystal Pharma, Inc. (Nasdaq COCP), a clinical stage biotechnology company, since 2021.
	●	Director of GeneDx Holdings Corp. (Nasdaq: WGS), a specialty medical diagnostic company, since 2022.
●

Previously served as a director of IVAX Corporation (NYSE: IVX), Biocardia, Inc. (Nasdaq: BCDA), Wright Investors’ Services Holdings, Inc. (Nasdaq: IWSH), Asensus Surgical, Inc. (NYSE: ASXC), and GP Strategies, Inc. (NYSE: GPX).

	●	Interim Chief Executive Officer of Vein Clinics of America, Inc., a medical group specializing in vein disease treatment, from May 2014 to February 2015.
	●	Interim Chief Executive Officer of IntegraMed America, Inc., a leading provider of infertility services, in 2013.
	●	Chairman of the Board of Directors and President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician services, from 2003 until its acquisition in 2011.
●

Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until its acquisition by Career Education Corporation in July 2003.

	●	Chief Operating Officer from 1994 to 1997 and Senior Vice President - Legal Affairs and General Counsel from 1989 to 1994 of IVAX Corporation, a pharmaceutical company.
●

Before joining IVAX, Mr. Pfenniger was engaged in the private practice of law in Miami, Florida with his practice focused primarily on business transactions. He began his career in accounting, as a certified public accountant with Price Waterhouse.

	●	JD from the University of Florida.
	●	B.B.A. in Business Administration from Florida Atlantic University.

Mr. Pfenniger was recommended to the Board by a security holder.
Discussion of individual experience, qualifications, attributes, and skills

The Board believes Mr. Pfenniger’s knowledge and experience as chairman and chief executive officer of a primary care physician service company, his experience serving as CEO of an education company, as well as his experience serving as interim CEO of two companies and serving on the board of several public companies broadens and strengthens the Board’s collective knowledge base, qualifications, skills, and experience.

Ryan Schulke, 42	●	Chief Strategy Officer of the Company and Fluent, LLC since July 2021; Chief Executive Officer of the Company from March 2018 to June 2021.
Co-founder and Chief	●	Co-founded Fluent, LLC in 2010. Fluent, LLC merged (2015) with and is now a wholly-owned subsidiary of Fluent, Inc.
Strategy Officer	●	Media Director of Clash Media from May 2007 to June 2010.
Director since 2015	●	B.A. in Communications from Marymount Manhattan College.
Discussion of individual experience, qualifications, attributes, and skills

The Board believes Mr. Schulke, one of our co-founders, with his experience as Chief Strategy Officer and Chief Executive Officer of the Company, provides valuable business, industry, and management advice to the Board.

Executive Officers

The following table sets forth the names, ages, and positions of each of the Company’s executive officers as of April 30, 2026. Executive officers are appointed by and serve at the discretion of the Board of Directors.

Name, Age, Position	Background Information
Donald Patrick, 65 Chief Executive Officer

● Chief Executive Officer of the Company since January 2022.

● Interim Chief Executive Officer from July 2021 to January 2022.

● Chief Operating Officer of Fluent, Inc. from March 2018 to June 2021.

● Chief Executive Officer of Seneca One Finance, Inc., a specialty consumer finance company, from 2014 to 2017.

● President of Infogroup Marketing Services, a business unit of InfoGROUP, Inc., from 2011 to 2013.

● Chief Operating Officer of Merkle, a global digital marketing company, from 1997 to 2010.

● MBA from the University of Chicago.

● B.A. in Economics from St. Lawrence University.

Ryan Schulke, 42 Co-founder and Chief Strategy Officer Director since 2015	See director biography above.
Matthew Conlin, 42 Co-founder and Chief Customer Officer Director since 2018	See director biography above.
Ryan Perfit, 48 Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

● Chief Financial Officer of the Company since September 2024; Interim Chief Financial Officer of the Company from February 2023 to September 2024 and March 2018 to March 2019.

● Chief Financial Officer of EON Group Holdings, Inc., a global leader in product digitization, from August 2019 to February 2023.

● Acting Chief Financial Officer of GoShare, Inc., a delivery and moving company, from August 2019 to February 2023.

● Acting Chief Financial Officer of Only NY, Inc., an independent clothing brand, from December 2019 to February 2023.

●Senior Vice President, Finance of Fluent, LLC, a wholly owned subsidiary of the Company, from 2015 to March 2018 and Director of Finance from 2012 to 2015.

● B.S. in Finance and Accounting from Tulane University.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years required to be disclosed pursuant to Item 401(f) of Regulation S-K.

There have been no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Arrangements Between Officers and Directors

Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2025, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2025.

●	James Geygan failed to report two transactions on time on a Form 3 and one transaction on time on a Form 4;
●	Global Value Investment Corp. failed to report five transactions on time on two Form 4s;
●	Phillip Frost failed to report five transactions on time on a Form 4;
●	Donald Patrick failed to report seven transactions on time on two Form 4s;
●	Barbara Shattuck Kohn failed to report one transaction on time on a Form 4;
●	Donald Mathis failed to report one transaction on time on a Form 4;
●	David Graff failed to report one transaction on time on a Form 4;
●	Richard Pfenniger, Jr. failed to report one transaction on time on a Form 4;
●	Ryan Schulke failed to report nine transactions on time on a Form 4;
●	Matthew Conlin failed to report 12 transactions on time on a Form 4; and
●	Ryan Schulke failed to report one transaction on time on a Form 4.

Corporate Governance

Board Committees

The standing committees of the Board are the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. Written charters for each committee are available on the Company’s website at https://investors.fluentco.com/corporate-information/corporate-governance (information contained on the website is not incorporated by reference in, or considered part of, this Amendment). The Board maintains one ad-hoc committee, the Risk and Compliance Committee, to oversee certain specified risk and compliance issues.

Audit Committee

The Audit Committee is responsible for, among other things: (i) retaining the Company’s independent registered public accounting firm and reviewing its independence; (ii) reviewing and approving fee arrangements with the independent auditor and pre-approving permissible non-audit services; (iii) reviewing the adequacy of accounting and financial controls and critical accounting policies; (iv) preparing the audit committee report required to be included in the Company’s annual proxy statement; and (v) reviewing and approving related party transactions.

Audit Committee Members	Independent
Barbara Shattuck Kohn (Chair; Audit Committee Financial Expert as defined in Item 407(d)(5) of Regulation S-K)	Yes
Donald Mathis	Yes
David Graff	Yes

The Board has determined that each Audit Committee member meets the additional criteria for independence of audit committee members under Rule 10A-3(b)(1) of the Exchange Act.

Compensation Committee

The Compensation Committee is responsible for, among other things: (i) reviewing and approving all compensation of the Company’s executive officers, including salary, bonus, incentive compensation, equity awards, severance arrangements, and change in control arrangements; (ii) administering the Company’s equity compensation plans, including the Clawback Policy; (iii) approving grants of options and other equity awards to executive officers and directors; and (iv) monitoring risks associated with the Company’s compensation policies.

Compensation Committee Members	Independent
Donald Mathis (Chair)	Yes
Barbara Shattuck Kohn	Yes

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is responsible for, among other things: (i) identifying and recommending to the Board nominees for election as directors; (ii) reviewing and updating the Code of Business Conduct and Ethics; (iii) reviewing and recommending changes to the Company’s Bylaws; and (iv) overseeing succession planning for executive officers.

Corporate Governance and Nominating Committee Members	Independent
Richard Pfenniger, Jr. (Chair)	Yes
Donald Mathis	Yes
Barbara Shattuck Kohn	Yes

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to the Company’s directors, officers, and employees, including the Company’s principal executive officer and principal financial officer. The Code of Ethics is published on the Company’s website at www.fluentco.com on the Investors Relations page under the Corporate Information, Corporate Governance link and as an exhibit to this Amendment. We will disclose amendments to or waivers from our Code of Ethics on our website in accordance with all applicable laws and regulations. Information contained on the website is not incorporated by reference in, or considered part of, this Amendment.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of the Company’s securities by directors, senior management, and employees. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to the Original Form 10-K.

Changes in Nominating Procedures

None.

Item 11. Executive Compensation.

Director Compensation

On April 19, 2018, the Compensation Committee adopted general director compensation practices, which was subsequently amended on February 16, 2021, pursuant to which a non-employee director joining the Board is granted 10,000 restricted stock units (“RSUs”). The RSUs vest in three equal annual installments beginning on the first anniversary of the grant date. Additionally, non-employee directors are paid $10,000 quarterly, plus annual fees of $10,000 for the Chair of the Audit Committee and $5,000 to the Chair of each of the Compensation Committee and the Corporate Governance and Nominating Committee. The Compensation Committee recommended that the Lead Independent Director receive an annual fee of $5,000. Additionally, on the date of each annual meeting, non-employee directors are granted such number of RSUs representing shares of the Company’s common stock with a grant date value equal to $75,000. The RSUs vest in three equal annual installments beginning on the first anniversary of the grant date, subject to accelerated vesting in certain circumstances. The number of RSUs is determined using the average closing price of our common stock for the five trading days before the date of the annual meeting.

The following table provides compensation information for the fiscal year ended December 31, 2025 for each non-employee director.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)(7)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Donald Mathis (2)	70,000	75,000	-	-	-	-	145,000
Barbara Shattuck Kohn (3)	50,000	75,000	-	-	-	-	125,000
David Graff (4)	40,000	75,000	-	-	-	-	115,000
Richard Pfenniger (5)	45,000	75,000	-	-	-	-	120,000
James Geygan (6)	38,222	75,000	-	-	-	-	113,222

(1)

The amounts in this column represent the aggregate grant date fair value of RSUs granted in 2025 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. In determining the grant date fair value for RSUs, the Company used the closing price of its common stock on the grant date. For a discussion of valuation assumptions used in calculation of these amounts, see Note 12 to the Company’s audited financial statements included in the Original Form 10-K.

(2)

Mr. Mathis was granted 39,862 RSUs on June 18, 2025 for his services as a director. The RSUs will vest in three equal annual installments beginning on June 18, 2026. Mr. Mathis also received cash compensation of $70,000 in 2025 ($40,000 for his services as a director, $5,000 for his services as the Chair of the Compensation Committee, and $5,000 for his services as Lead Independent Director. In addition, he received $20,000 from prior year services).

(3)

Ms. Shattuck Kohn was granted 39,682 RSUs on June 18, 2025 for her services as a director. The RSUs will vest in three equal annual installments beginning on June 18, 2026. Ms. Shattuck Kohn also received cash compensation of $50,000 in 2025 ($40,000 for her services as a director and $10,000 for her services as the Chair of the Audit Committee).

(4)

Mr. Graff was granted 39,682 RSUs on June 18, 2025 in connection with his services as a director. The RSUs will vest in three equal annual installments beginning on June 18, 2026. Mr. Graff also received compensation of $40,000 in 2025 for his services as a director.

(5)

Mr. Pfenniger was granted 39,682 RSUs on June 18, 2025 in connection with his services as a director. The RSUs will vest in three equal annual installments beginning on June 18, 2026. Mr. Pfenniger also received compensation of $40,000 in 2025 for his services as a director ($40,000 for his services as a director and $5,000 for his services as the Chair of the Nominating Committee).

(6)

Mr. Geygan was granted 39,682 RSUs on June 18, 2025 in connection with his services as a director. The RSUs will vest in three equal annual installments beginning on June 18, 2026. Mr. Geygan also received compensation of $38,222 in 2025 for his services as a director, which was prorated as a result of his start date on the Board.

(7)

As of December 31, 2025, each non-employee director held RSUs as follows: Mr. Mathis - 60,378, Ms. Shattuck Kohn - 60,378, Mr. Graff - 60,378, Mr. Geygan - 46,348, and Mr. Pfenniger - 60,378.

Mr. Mathis’s RSUs include (i) 6,410 RSUs that will vest in two annual installments on June 1, 2026 and June 1, 2027, (ii)14,286 RSUs that will vest in two installments on June 18, 2026 and June 18, 2027 and (iii) 39,682 RSUs that will vest in three installments on June 18, 2026, June 18, 2027 and June 18, 2028.

Ms. Shattuck Kohn’s RSUs include (i) 6,410 RSUs that will vest in two annual installments on June 1, 2026 and June 1, 2027, (ii)14,286 RSUs that will vest in two installments on June 18, 2026 and June 18, 2027 and (iii) 39,682 RSUs that will vest in three installments on June 18, 2026, June 18, 2027 and June 18, 2028.

Mr. Graff’s RSUs include (i) 6,410 RSUs that will vest in two annual installments on June 1, 2026 and June 1, 2027, (ii)14,286 RSUs that will vest in three installments on June 18, 2026 and June 18, 2027 and (iii) 39,682 RSUs that will vest in three installments on June 18, 2026, June 18, 2027 and June 18, 2028.

Mr. Pfenniger’s RSUs include (i) 6,410 RSUs that will vest in two annual installments on June 1, 2026 and June 1, 2027, (ii)14,286 RSUs that will vest in two installments on June 18, 2026 and June 18, 2027 and (iii) 39,682 RSUs that will vest in three installments on June 18, 2026, June 18, 2027 and June 18, 2028.

Mr. Geygan’s RSUs include (i) 6,666 RSUs that will vest in two annual installments on January 17, 2027 and January 17, 2028 and (ii) 39,682 RSUs that will vest in three installments on June 18, 2026, June 18, 2027 and June 18, 2028.

Summary Compensation Table

The following table summarizes the total compensation earned by each of the Company’s named executive officers (“NEOs”) for the fiscal years ended December 31, 2025 and December 31, 2024.

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock awards ($) (2)	Option awards ($) (3)	Non-Equity Incentive Plan compensation ($) (4)	All other compensation ($) (5)	Total ($)
Donald Patrick	2025	301,378	-	1,183,027	-	12,752	12,055	1,509,212
(Chief Executive Officer)	2024	301,378	-	552,929	-	22,526	12,955	889,788

Ryan Schulke (6)	2025	301,378	-	-	-	12,752	9,544	323,674
(Chief Strategy Officer)	2024	301,378	-	269,228	-	22,526	9,428	602,560

Matthew Conlin	2025	301,378	-	-	-	12,752	12,055	326,185
(Chief Customer Officer)	2024	301,378	-	269,228	-	22,526	12,055	605,187

Ryan Perfit	2025	376,723	-	537,600	-	12,752	13,372	940,447
(Chief Financial Officer)	2024	376,723	-	68,750	208,800	-	3,767	658,040

(1)	No discretionary bonuses were paid during fiscal years 2024 and 2025.
(2)

The amounts in this column represent the aggregate grant date fair value of RSU awards granted in 2024 and 2025 computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. In determining the grant date fair value for RSUs, the Company used the closing price of the Company’s common stock on the grant date. For a discussion of valuation assumptions used in calculation of these amounts, see Note 12 to our audited financial statements included in the Original Form 10-K. For each NEO, the following table sets forth the grant date fair value of each performance-based RSU award (each a “PSU”) granted to them during the years ended December 31, 2025 and 2024. For each PSU, both the grant date fair value assuming the most probable outcome of performance conditions (which is set forth in the column of the Summary Compensation Table titled " Stock Awards" and is calculated using the grant date fair value), and the grant date fair value assuming the maximum award is achieved, which is calculated as the maximum number of shares which respect to which payment could be achieved, multiplied by grant date closing price or 20-day average, depending on terms, are presented.

		Grant Date Fair Value
		2025		2024
Name	Type of Award	Assuming Most Probable Outcome is Achieved	Assuming Maximum Value is Achieved	Assuming Most Probable Outcome is Achieved	Assuming Maximum Value is Achieved
Donald Patrick	PSU	654,667	1,215,393	313,224	375,869	(A)
Ryan Schulke	PSU	120,500	144,600	269,228	323,074	(B)
Matthew Conlin	PSU	120,500	144,600	269,228	323,074	(B)
Ryan Perfit	PSU	271,040	542,080	-	-	(A)

(A)	Calculated based upon grant date fair value.
(B)	Calculated based upon 20-day trailing average as of grant date.
(3)

The amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2025 computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in calculation of these amounts, see Note 12 to our audited financial statements, included within the Original Form 10-K.

(4)

Represents performance-based bonuses earned in respect of our performance in fiscal years 2024 and 2025. The material terms of the non-equity incentive plan compensation paid in our last completed fiscal year are described below in the section entitled “Bonus Arrangements.”

(5)	The amounts in this column represent (i) the Company's 401(k) plan Company-matching contributions for each NEO.
(6)

Mr. Schulke was not one of our NEOs with respect to 2024 and 2025, but we included his compensation for 2024 and 2025 in the Summary Compensation Table in order to present a more complete picture about his compensation.

Employment Agreements and Termination of Employment & Change in Control Arrangements

Below are descriptions of our employment agreements with our NEOs during 2025, as well as descriptions of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with each of our NEOs.

Donald Patrick, Chief Executive Officer

Effective July 1, 2021, Mr. Patrick was appointed Interim Chief Executive Officer, resigning his role as the Company’s Chief Operating Officer on June 30, 2021, a position he held since March 2018. Mr. Patrick formally became the Chief Executive Officer on January 12, 2022. Mr. Patrick joined the Company’s wholly owned subsidiary, Fluent, LLC, as its Chief Operating Officer in January 2018. Mr. Patrick's employment agreement provides for automatic one-year renewals unless either party elects not to renew by providing the other party with a 60-day non-renewal notice. If Mr. Patrick's employment is terminated without cause or he resigns with good reason, he will be paid severance equal to 12 months' base salary, plus any prior year unpaid bonus and a prorated portion of his current year bonus. Payment of the foregoing is conditioned on Mr. Patrick executing a Release (as defined in his employment agreement) and not being in violation of the employment agreement’s restrictive covenant provisions. Mr. Patrick’s employment agreement provided for an annual bonus of no less than 100% of his annual salary based on the achievement of Company and personal performance goals. Please see additional information below in the section entitled “Bonus Arrangements.”

Effective April 1, 2023, due to market conditions, Mr. Patrick's salary was reduced by 20% from $376,722 to $301,378, and his cash bonus target became 100% tied to Company performance, rather than 50% to Company performance and 50% to personal performance.

Ryan Perfit, Chief Financial Officer

On September 9, 2024, the Company appointed Ryan Perfit to serve as the Company’s Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer effective as of September 1, 2024. Since February 1, 2023, Mr. Perfit has served as the Company’s Interim Chief Financial Officer. Prior to that, Mr. Perfit served as Director of Finance of Fluent, LLC from 2012 to 2015, and Senior Vice President of Finance at Fluent, LLC from 2015 until 2018. From March 2018 until March 2019, Mr. Perfit served as Interim Chief Financial Officer of the Company.

In connection with his appointment on September 9, 2024, Mr. Perfit entered into an employment agreement with the Company, effective as of September 1, 2024, which replaced that certain consulting agreement by and between the Company and CRIO, LLC, dated as of January 20, 2023, as amended, pursuant to which Mr. Perfit served as the Company’s Interim Chief Financial Officer. Mr. Perfit's employment agreement provides for automatic one-year renewals unless either party elects not to renew by providing the other party with a 60-day non-renewal notice. If Mr. Perfit's employment is terminated without cause or he resigns with good reason, he will be paid severance equal to the greater of (A) his base salary for the remainder of the then-current term or (B) 12 months' base salary, plus any prior year unpaid bonus and a prorated portion of his current year bonus. He will also receive any benefits accrued through the date of termination. Payment of the foregoing severance benefits is conditioned on Mr. Perfit executing a Release (as defined in his employment agreement) and not being in violation of the employment agreement’s restrictive covenant provisions. Mr. Perfit's employment agreement provides for an annual bonus of no less than 100% of his annual salary based on the achievement of Company performance goals. Please see additional information below in the section entitled “Bonus Arrangements.”

Ryan Schulke, Chief Strategy Officer

On June 30, 2021, Mr. Schulke resigned as Chief Executive Officer of the Company and was appointed Chief Strategy Officer of the Company effective July 1, 2021. Mr. Schulke's employment agreement, effective as of September 11, 2018, provides for automatic one-year renewals unless either party elects not to renew by providing the other party with a 120-day non-renewal notice. If Mr. Schulke’s employment is terminated because of his death or disability, his estate will be paid an amount equal to one-year of base salary. If Mr. Schulke’s employment is terminated without cause or he resigns with good reason, he will be paid the greater of (A) the base salary for the balance of the then-current term or (B) one year of base salary, plus any prior year unpaid bonus and a prorated portion of his current year bonus. Payment of the foregoing is conditioned on Mr. Schulke executing a Release (as defined in his employment agreement) and not being in violation of the employment agreement’s restrictive covenant provisions. The agreement provided for an annual bonus of no less than 100% of annual salary based on achievement of Company and personal performance goals. Please see additional information below in the section entitled “Bonus Arrangements.”

Effective April 1, 2023, due to market conditions, Mr. Schulke's salary was reduced by 20% from $376,722 to $301,378, and his cash bonus target became 100% tied to Company performance, rather than 50% to Company performance and 50% to personal performance.

Matthew Conlin, Chief Customer Officer

On June 30, 2021, Matthew Conlin resigned as President of the Company and was appointed Chief Customer Officer of the Company effective July 1, 2021. The terms of Mr. Conlin’s employment mirror those of Mr. Schulke’s. Mr. Conlin also entered into an amended and restated employment agreement with the Company, effective September 11, 2018. Mr. Conlin's base salary and bonus provisions are identical to Mr. Schulke's, and he has the same arrangements with respect to severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control. Please see additional information below in the section entitled “Bonus Arrangements.”

Compensation Adjustment for Executive Management Team.

As was described above, on March 24, 2023, the Compensation Committee approved a 20% reduction in the 2023 annual salaries of Messrs., Patrick, Schulke and Conlin ( the “Executive Leadership Team”) for 2023. The salary reduction could be earned back if the Company achieved at least $100 million in gross profit in 2023. In addition, the Executive Leadership Teams’ bonuses for 2023 would be based 100% on Company performance rather than 50% based on Company performance and 50% based on personal performance. Because such performance condition was not achieved, the salary reduction was not earned back.

Bonus Arrangements

Each of our executive officers were eligible to earn an annual cash incentive in 2025 based on the achievement of certain Company performance measures, tied to: (i) the achievement of certain revenue, Adjusted EBITDA, and strategic targets (the “EBITDA Goal Bonus”); and (ii) certain Media Margin initiative targets and achievement of personal performance goals. For a calculation of and additional information regarding Adjusted EBITDA, please see pages 24-25 of the Original Form 10-K. “Media Margin”, a non-GAAP measure, is that portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue. For additional information on Media Margin, a non-GAAP measure, please see pages 24-25 of the Original Form 10-K.

As a result of the Company performance for the quarter ended December 31, 2025, each of Messrs. Patrick, Conlin, Schulke and Perfit were awarded a bonus of $12,752. No bonus was awarded for any other quarter in 2025.

401(k) Plan

The Company maintains a defined contribution employee retirement plan, or 401(k) plan, for its employees. In September of 2025, the Company transitioned to a Pooled Employer Plan (“PEP”) which is a 401(k)-retirement plan that allows unrelated businesses to participate in one plan managed by a Pooled Plan Provider (“PPP”). The rationale for the change was to offer lower expenses and additional financial wellness and support to our participants, as well as provide lower fees and administrative tasks to the plan sponsor through negotiated plan rates, the elimination of the individual annual audit, and the reduction of fiduciary responsibility through ERISA 3(38) and 3(16) investment and administrative management.

The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. The Company will match a participant's contribution up to 3% of their compensation, as well as 50% of a participant's contribution of the next 2% of their compensation, subject to statutory limits.

Pay versus Performance

Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(4)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(2)	Average Compensation Actually Paid to Non-PEO NEOs ($)(5)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(3)	Net Loss ($) (in thousands)
2025	1,509,212	1,394,418	633,316	617,742	36.7%	(27,167)
2024	889,788	51,425	631,614	617,896	21.1%	(29,777)
2023	915,056	596,107	768,120	319,369	33.7%	(63,218)

(1)	Donald Patrick was the Company's Principal Executive Officer (PEO) for each of the 2023, 2024 and 2025 fiscal years.
(2)

For purposes of this table, the Company treated Ryan Schulke and Matthew Conlin as Non-PEO NEOs of the Company for the 2023 fiscal year. For both the 2024 and 2025 fiscal years, the Company treated Ryan Schulke, Ryan Perfit and Matthew Conlin as Non-PEO NEOs.

(3)	Computed based on a hypothetical investment of $100 in common stock beginning December 31, 2022 and calculated each fiscal year, with dividends reinvested.
(4)	The following table summarizes the applicable deductions and additions for the PEO in the calculation of Compensation Actually Paid to the PEO.

Year	Total Compensation per Summary Compensation Table Less Stock Awards	Year End Fair Value of Stock Awards Granted and Unvested During Applicable Year	Change in Fair Value as of Year End of Any Prior Awards that Remain Unvested as of Year End	Awards Granted and Vested in the Same Year, at Fair Value as of the Vesting Date	Change in Fair Value as of Year End of Any Prior Awards that Vested During Applicable Year	Compensation Actually Paid to PEO
2025	326,185	1,065,600	(16)	-	2,648	1,394,418
2024	336,859	321,649	(423,384)	-	(183,699)	51,425
2023	333,023	513,110	(226,043)	-	(23,983)	596,107

(5)	The following table summarizes the applicable deductions and additions for the non-PEO NEOs in the calculation of Compensation Actually Paid to the non-PEO NEOs.

Year	Total Compensation per Summary Compensation Table Less Stock Awards	Year End Fair Value of Stock Awards Granted and Unvested During Applicable Year	Change in Fair Value as of Year End of Any Prior Awards that Remain Unvested as of Year End	Awards Granted and Vested in the Same Year, at Fair Value as of the Vesting Date	Change in Fair Value as of Year End of Any Prior Awards that Vested During Applicable Year	Compensation Actually Paid to NEO
2025	364,516	268,800	(14,080)	-	(1,494)	617,742
2024	462,625	162,586	(7,315)	-	-	617,896
2023	331,187	-	(11,818)	-	-	319,369

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by the NEOs as of December 31, 2025.

	Option awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Grant date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)		Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Donald Patrick (2)	2/1/2019	66,000	(1)	-	28.32	2/1/2029	3/26/2023	25,528	(2)	61,267	(6)	-		-
(3)	3/26/2023	-		-	-	-	6/28/2024	51,056	(2)	122,534	(6)	-		-
(4)	6/28/2024	-		-	-	-	10/9/2025	222,000	(2)	532,800	(6)	222,000	(8)	532,800	(6)
(5)	10/9/2025	-		-	-	-	-	-	(3)	-		-		-
Ryan Schulke(6)	-	-		-	-	-	-	-	(4)	-		-		-
Matthew Conlin(6)	-	-	(7)	120,000	2.75	9/9/2034	9/9/2024	16,667	(5)	40,000	(6)	-		-
Ryan Perfit(7)	9/9/2024	-		-	-	-	10/9/2025	112,000	(5)	268,800	(6)	112,000	(9)	268,800	(6)
(8)	9/9/2024
(9)	10/9/2025

(1)	The dollar amounts shown are determined by multiplying the number of shares underlying the RSUs and PSUs by $2.40, the closing price of the Company’s common stock as of December 31, 2025.
(2)

On February 1, 2019, the Company granted an option to purchase 66,000 shares of common stock to the recipient, of which one vested in Q1 2020 due to the achievement the strike price, and the other vested on February 1, 2024 due to timing.

(3)	On March 26, 2023, the Company granted 25,528 RSUs to the recipient which vest in full on March 1, 2026.
(4)	On June 28, 2024, the Company granted 51,056 RSUs to the recipient, which vest in two equal annual installments on April 1, 2026 and April 1, 2027.
(5)

On October 9, 2025, the Company granted 222,000 RSUs to the recipient, which vest in three equal installments on April 1, 2026, April 1, 2027 and April 1, 2028. The Company granted 222,000 PSUs, which represent achievement of threshold performance goals, and which will vest on April 1, 2028.

(6)

As of December 31, 2025, each of Mr. Schulke and Mr. Conlin held RSUs representing 113,333 shares of common stock that have fully vested, but the underlying shares have not been delivered. The shares underlying such RSUs will be delivered on the earlier of a change of control and the termination of the recipient’s employment.

(7)

On September 9, 2024, the Company granted an option to purchase 120,000 shares of common stock to the recipient, of which 50% vest when the average closing price share price of the Company's common stock is equal to three times the exercise price of $2.75 for ten consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest when the average closing price of the Company's common stock is equal to five times the exercise price of $2.75 for ten consecutive trading days.

(8)	On September 9, 2024, the Company granted 16,667 RSUs to the recipient, which vest in two equal annual installments on September 1, 2026 and September 1, 2027.
(9)

On October 9 2025, the Company granted 112,000 RSUs to the recipient, which vest in three equal installments on April 1, 2026, April 1, 2027 and April 1, 2028. The Company granted 112,000 PSUs, which represent achievement of threshold performance goals, and which will vest on April 1, 2028.

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Compensation Committee last granted a stock option in September 2024. The Company does not grant stock options or similar awards to Section 16 Insiders, most SVPs, and other Vice Presidents and above who directly report to the Chief Executive Officer in anticipation of the release of material nonpublic information that is likely to result in changes to the price of the Company’s stock, such as a significant positive or negative earnings announcement, or time the public release of such information based on stock option grant dates. In addition, the Company does not grant stock options or similar awards during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Current Report on Form 8-K that discloses material nonpublic information. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of the Company’s stock on the date of grant.

The Company’s executive officers would not be permitted to choose the grant date for any stock option grants. During fiscal 2025, one of the Company’s named executive officers was awarded stock options. The Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Equity Compensation Plan Information

On April 19, 2018, the Board adopted the 2018 Plan, and the Company's stockholders approved the 2018 Plan on June 6, 2018. Although the Company still has some outstanding awards under the 2018 Plan, following the Company’s adoption of the 2022 Plan, no further grants have been made under the 2018 Plan.

On April 15, 2022, the Board adopted and the Company's stockholder’s approved the 2022 Plan on June 8, 2022 at the Company’s Annual Meeting of Stockholders.  Subject to Proposal 7 described herein, the 2022 Plan currently provides for the issuance of 3,666,667 shares of the Company’s common stock.  The 2022 Plan was adopted because the Company believes that the ability to grant options, stock appreciation rights, restricted shares of common stock, restricted stock units and other stock-based awards to selected employees, directors and independent contractors of the Company or its affiliates whose contributions are essential to the growth and success of the Company will (i) strengthen the commitment of such individuals to the Company and its affiliates, (ii) motivate those individuals to faithfully and diligently perform their responsibilities and (iii) attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company. The number of shares available for grant under the 2022 Plan, as such amount has been increased from time to time, is designed to enable the Company to properly incentivize eligible recipients over a number of years on a going-forward basis. The Company has in the past and may in the future grant awards to its employees or other eligible individuals to meet these goals, including without limitation, RSUs and stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of April 13, 2026, by (i) all NEOs, (ii) all current directors and director nominees, (iii) all current executive officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company’s outstanding common stock. Unless noted otherwise, the corporate address of each person listed below is 300 Vesey Street, 9th Floor, New York, New York 10282.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of our common stock that may be acquired by an individual or group within 60 days of April 13, 2026, pursuant to the exercise of options or warrants, the vesting of restricted stock units or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of common stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (1)
Officers & Directors
Ryan Schulke	4,777,533	(2)	15.86%
Matthew Conlin	3,588,643	(3)	11.88%
Donald Patrick	395,521	(4)	1.32%
Ryan Perfit	32,444	(5)	*
Donald Mathis	92,154	(6)	*
Barbara Shattuck Kohn	76,848	(7)	*
David Graff	56,726	(8)	*
Richard Pfenniger, Jr.	56,726	(9)	*
James Geygan	3,065,921	(10)	10.28%
All current Directors and Executive Officers as a group (9 persons)	11,809,182		38.4%
5% Holders:
Dr. Phillip Frost	7,888,191	(11)	25.14%
JB Capital Partners, L.P.	2,169,483	(12)	7.28%
Global Value Investment Corp.	3,089,676	(13)	10.36%
Bleichroeder LP	2,857,142	(14)	9.14%

(1)	Percent of beneficial ownership is based on 29,815,712 shares of common stock outstanding on April 13, 2026.
*	Beneficially owns less than 1% of the Company’s outstanding common shares.

(2)

Represents (i) 3,379,662 shares of common stock held by Mr. Schulke, (ii) 333,334 shares of common stock held by RSMC Partners, LLC, (iii) 592,044 shares of common stock held by The Schulke Inn Family Foundation Trust, (iv) 20,208 shares of common stock held by The Ryan Schulke 2020 GRAT, (v) 149,690 shares of common stock held by The Ryan Schulke 2022 GRAT and (vi) 302,595 shares of common stock issuable upon the conversion of a Convertible Note in the principal amount of $750,000 together with interest accrued thereon issued to Mr. Schulke based upon an assumed conversion price of $3.01 per share.

Excludes (i) 227,324 shares of common stock issuable upon exercise of May Pre-Funded Warrants held by Mr. Schulke, the exercise of which is dependent upon the approval of Proposal 4, (ii) 227,324 shares of common stock issuable upon exercise of May Warrants held by Mr. Schulke, the exercise of which is dependent upon the approval of Proposal 4, (iii) 428,571 shares of common stock issuable upon exercise of August Pre-Funded Warrants held by Mr. Schulke, the exercise of which is dependent upon the approval of Proposal 5, (iv) 91,667 RSUs that were fully vested as of January 1, 2019 but are subject to deferred delivery, (v) 428,571 shares of common stock issuable upon exercise of August Warrants held by Mr. Schulke, the exercise of which is dependent upon the approval of Proposal 5, (vi) 8,333 RSUs that were fully vested as of February 1, 2020 but are subject to deferred delivery, and (vii) 13,333 RSUs that were fully vested as of March 1, 2021 but are subject to deferred delivery. Mr. Schulke is a member of RSMC Partners, LLC, Co-Trustee of The Schulke Inn Family Foundation Trust and Trustee of both The Ryan Schulke 2020 GRAT and The Ryan Schulke 2022 GRAT.

Mr. Schulke may be deemed to have shared voting control over the shares owned by Dr. Phillip Frost and Frost Gamma Investments Trust (“Frost Gamma”) by virtue of a Stockholders’ Agreement, pursuant to which Dr. Frost and Frost Gamma agreed to vote in favor of Mr. Schulke’s nominees for the Company’s Board of Directors. This table does not reflect Mr. Schulke’s ownership interest in these shares. If Mr. Schulke were deemed to have a beneficial ownership interest in these shares, Mr. Schulke would own 12,665,724 shares, or 39.98% of the Company’s outstanding common shares.

(3)

Represents (i) 2,350,344 shares of common stock held by Mr. Conlin, (ii) 333,334 shares of common stock held by RSMC Partners, LLC, (iii) 441,331 shares of common stock held by the Conlin Family Foundation Trust, (iv) 60,175 shares of common stock held by the 2017 Conlin Shakra Family Trust and (v) 403,459 shares of common stock issuable upon the conversion of a Convertible Note in the principal amount of $1,000,000 together with interest accrued thereon issued to Mr. Conlin based upon an assumed conversion price of $3.01 per share.

Excludes (i) 454,648 shares of common stock issuable upon exercise of May Pre-Funded Warrants held by Mr. Conlin, the exercise of which is dependent upon the approval of Proposal 4, (ii) 454,648 shares of common stock issuable upon exercise of May Warrants held by Mr. Conlin, the exercise of which is dependent upon the approval of Proposal 4, (iii) 85,714 shares of common stock issuable upon exercise of August Pre-Funded Warrants held by the Conlin Family Foundation Trust, the exercise of which is dependent upon the approval of Proposal 5, (iv) 85,714 shares of common stock issuable upon exercise of August Warrants held by the Conlin Family Foundation Trust, the exercise of which is dependent upon the approval of Proposal 5 , (v) 57,143 shares of common stock issuable upon exercise of upon exercise of August Pre-Funded Warrants held by the Conlin Family Foundation Trust, the exercise of which is dependent upon the approval of Proposal 5, (vi) 57,143 shares of common stock issuable upon exercise of upon exercise of August Warrants held by the Conlin Family Foundation Trust, the exercise of which is dependent upon the approval of Proposal 5, (vii) 91,667 RSUs that were fully vested as of January 1, 2019 but are subject to deferred delivery, (viii) 8,333 RSUs that were fully vested as of February 1, 2020, but are subject to deferred delivery, and (ix) 13,333 RSUs that were fully vested as of March 1, 2021 but are subject to deferred delivery.

Mr. Conlin is a member of RSMC Partners, LLC, a Trustee of the Conlin Family Foundation Trust and Trustee of the 2017 Conlin Shakra Family Trust.

(4)

Represents (i) 309,348 shares of common stock, (ii) 66,000 shares of common stock issuable upon exercise of options, and (iii) 20,173 shares of common stock issuable upon the conversion of a Convertible Note in the principal amount of $50,000 together with interest accrued thereon issued based upon an assumed conversion price of $3.01 per share.

Excludes (i) 12,502 shares of common stock issuable upon exercise of May Pre-Funded Warrants, the exercise of which is dependent upon the approval of Proposal 4, (ii) 12,502 shares of common stock issuable upon exercise of May Warrants, the exercise of which is dependent upon the approval of Proposal 4, (iii) 14,286 shares of common stock issuable upon exercise of August Pre-Funded Warrants, the exercise of which is dependent upon the approval of Proposal 5, (iv) 14,286 shares of common stock issuable upon exercise of August Warrants, the exercise of which is dependent upon the approval of Proposal 5, and (v) 25,528 RSUs that remain subject to vesting.

(5)

Represents (i) 12,271 shares of common stock and (ii) 20,173 shares of common stock issuable upon the conversion of a Convertible Note in the principal amount of $50,000 together with interest accrued thereon issued based upon an assumed conversion price of $3.01 per share. Excludes (i) 16,667 RSUs that remain subject to vesting and (ii) options to purchase up to 20,000 shares of common stock that remain subject to vesting.

(6)

Represents (i) 65,391 shares of common stock and (ii) 26,763 shares of common stock issuable upon vesting of RSUs that vest within 60 days of April 13, 2026. Excludes 33,562 RSUs that remain subject to vesting.

(7)

Represents (i) 50,085 shares of common stock and (ii) 26,763 shares of common stock issuable upon vesting of RSUs that vest within 60 days of April 13, 2026. Excludes 33,562 RSUs that remain subject to vesting.

(8)

Represents (i) 29,963 shares of common stock and (ii) 26,763 shares of common stock issuable upon vesting of RSUs that vest within 60 days of April 13, 2026. Excludes 33,562 RSUs that remain subject to vesting.

(9)

Represents (i) 29,963 shares of common stock and (ii) 26,763 shares of common stock issuable upon vesting of RSUs that vest within 60 days of April 13, 2026. Excludes 7,143 RSUs that remain subject to vesting.

(10)

Represents (i) 12,057 shares of common stock held by Mr. Geygan and (ii) 3,040,655 shares of common stock held by Global Value Investment Corp. (“GVIC”).

Excludes 6,667 RSUs issued to Mr. Geygan that remain subject to vesting. Excludes (i)78,425 shares of common stock issuable upon exercise of May Warrants held by Mr. Geygan, the exercise of which is dependent upon the approval of Proposal 4, (ii) 78,425 shares of common stock issuable upon exercise of May Pre-Funded Warrants held by Mr. Geygan, the exercise of which is dependent upon the approval of Proposal 4, (iii) 67,059 shares of common stock issuable upon exercise of May Warrants held by GVIC, the exercise of which is dependent upon the approval of Proposal 4, and (iv) 67,059 shares of common stock issuable upon exercise of May Pre-Funded Warrants held by GVIC, the exercise of which is dependent upon the approval of Proposal 4.

Mr. Geygan is the interim Chief Executive Officer and director of GVIC.

(11)

Represents (i) 6,318,439 shares of common stock held by Frost Gamma, (ii) 8,334 shares held by Dr. Frost, (iii) 80,692 shares of common stock issuable upon the conversion of a Convertible Note in the principal amount of $200,000 together with interest accrued thereon issued to Frost Gamma based upon an assumed conversion price of $3.01 per share and (iv) warrants to purchase up to 1,480,726 shares of common stock.

Dr. Frost is the Trustee of Frost Gamma. Frost Gamma L.P. is the sole and exclusive beneficiary of Frost Gamma. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc., and the sole stockholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole stockholder of Frost-Nevada Corporation. Frost Gamma’s address is 4400 Biscayne Blvd., Miami, FL 33137. The foregoing information is based solely on the Company’s review of amendment no. 27 to the Schedule 13D/A filed by Dr. Frost and Frost Gamma with the SEC on January 28, 2026. Dr. Frost and Frost Gamma may be deemed to share voting control of these shares with Mr. Schulke by virtue of the Stockholders' Agreement described in footnote (2) above.

(12)

Alan Weber is the General Partner of JB Capital Partners, L.P. and has shared voting and dispositive power over the securities held by JB Capital Partners, L.P. The address for Mr. Weber and JB Capital Partners, L.P. is 5 Evans Place, Armonk, NY 10504. The foregoing information is based on the Company’s review of amendment no. 8 to Schedule 13G/A filed by JB Capital Partners, L.P. and Alan W. Weber on February 6, 2026.

(13)

James P. Geygan is the Interim Chief Executive Officer and director of GVIC. Mr. Jeffery Geygan is a director of GVIC and is the controlling person of GVIC. Stacy A. Wilke is the Chief Financial Officer of GVIC. Each of Kathleen M. Geygan and Shawn G. Rice are directors of GVIC. GVIC owns 9,385 shares of common stock in its corporate capacity. Mr. Jeffrey Geygan, Mr. James Geygan, Ms. Wilke, Ms. Geygan, and Mr. Rice (collectively, the “GVIC Reporting Persons”) each own shares of common stock in their individual capacities. These shares may be deemed to be indirectly beneficial owned by GVIC. Mr. Jeffrey Geygan owns 54,584 shares in his individual capacity. Mr. James Geygan owns 8,599 shares in his individual capacity. Ms. Wilke owns 3,869 shares in her individual capacity. Ms. Geygan owns 9,875 shares in her individual capacity. Mr. Rice owns 13,459 shares in his individual capacity. GVIC serves as investment adviser to managed accounts (collectively, the “Accounts”), and may be deemed to have beneficial ownership over the common stock held for the Accounts. As each of the GVIC Reporting Persons, directly or indirectly, share the power to vote, or direct the voting of, the common stock held for the Accounts, and the power to dispose, or to direct the disposition of, the common stock held for the Accounts, each may be deemed to have beneficial ownership over the common stock held for the Accounts. The foregoing information is based solely on the Company’s review of amendment no. 4 to Schedule 13D/A filed by GVIC and the GVIC Reporting Persons on January 22, 2025. Excludes (i) 78,425 shares of common stock issuable upon exercise of August Pre-Funded Warrants, the exercise of which is dependent upon the approval of Proposal 5 (ii) 78,425 shares of common stock issuable upon exercise of August Warrants, the exercise of which is dependent upon the approval of Proposal 5.

(14)

Bleichroeder LP ("Bleichroeder"), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of 2,857,142 shares of common stock believed to be outstanding as a result of acting as investment adviser to various clients. The 2,857,142 shares include 1,428,571 shares of common stock and 1,428,571 shares of common stock issuable upon exercise of warrants. Clients of Bleichroeder have the right to receive and the ultimate power to direct the receipt of dividends from, or the proceeds of the sale of, such securities. The address of Bleichroeder is 1345 Avenue of the Americas, 47th Floor, New York, NY 10105. The foregoing information is based on the Company’s review of the Schedule 13G filed by Bleichroeder on November 14, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,054,173	(2)	$16.35	(3)	1,565,775
Equity compensation plans not approved by security holders	—		—		—
Total	3,054,173		$16.35		1,565,775

(1)	The equity compensation plans approved by security holders include all of the Company's plans.
(2)	Includes 1,471,345 shares to be issued upon the vesting of RSUs.
(3)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the vesting of RSUs as RSUs have no exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policy

The Audit Committee reviews and approves transactions in which the Company was or is to be a participant where the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, or beneficial owner of more than 5% of the Company’s capital stock (or their immediate family members) had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control, and other arrangements described elsewhere in this Amendment.

Related Party Transactions

The Company is not currently a party to any related party transaction, and no transaction is currently proposed, in which the amount exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Director Independence

As a result of the Board’s review of the relationships of each of the directors that served on the Board during the year ended December 31, 2025, the Board affirmatively determined that Messrs. Mathis, Graff, Geygan and Pfenniger and Ms. Shattuck Kohn were “independent” directors within the meaning of the Nasdaq listing standards and applicable law. Ryan Schulke, Matthew Conlin, and Donald Patrick are not considered independent by virtue of their service as executive officers of the Company.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to the Company by its independent registered public accountants, Grant Thornton LLP (“Grant Thornton”), for the years ended December 31, 2025 and December 31, 2024.

	2025	2024
Audit Fees (1)	$895,695	$1,072,239
Audit-Related Fees (2)	-	-
Tax Fees (3)	126,412	69,960
All Other Fees (4)	-	-
Total	$1,022,107	$1,142,199

(1) Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, and internal control over financial reporting, the review of the interim consolidated financial statements included in quarterly reports and the fees for services such as consents, and review of documents filed with the SEC that are normally provided in connection with statutory and regulatory filings for engagements.

(2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, acquisitions and tax planning.

(4) All other fees consist of fees for products and services other than the services reported above.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services

The Audit Committee is responsible for pre-approving all auditing services and permitted non-audit services (including the fees for such services and terms thereof) to be performed for the Company by its independent registered public accounting firm. The Audit Committee is also responsible for considering whether the independent registered public accounting firm’s performance of permissible non-audit services is compatible with its independence. The Audit Committee chairperson has authority to grant pre-approvals of audit and permissible non-audit services by the independent registered public accounting firm provided that all pre-approvals by the chairperson must be presented to the full Audit Committee at its next scheduled meeting. Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by the applicable auditors for the years ending December 31, 2025 and December 31, 2024, as described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of the Original Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of the Original Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

Exhibit No.	Description	Filed Herewith
3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 26, 2015).
3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).
3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 16, 2018).
3.5	Amended and Restated Bylaws of Fluent, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 19, 2019).
3.6	Certificate of Amendment to the Certificate of Incorporation of Fluent, Inc., (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 12, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 16, 2018).
4.2	Form of Additional Warrants (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed October 17, 2017).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 31, 2026).
4.4	Form of Pre-Funded Warrant, dated as of November 29, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 2, 2024).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K filed March 21, 2025).
4.6	Form of Pre-Funded Warrant dated May 15, 2025 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on May 16, 2025).
4.7	Form of Common Stock Warrant dated May 15, 2025 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q on May 16, 2025).
4.8	Form of Pre-Funded Warrant dated August 19, 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2025).
4.9	Form of Common Stock Warrant dated August 19, 2025 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2025)
10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed March 15, 2023).
10.2+	Form of Restricted Stock Unit Agreement under IDI Inc.’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015).
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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 13, 2020).
19.1	Form of Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026).
21.1	Subsidiaries of Fluent, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026).
23.1	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026).
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

X
32.1*

Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026).

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

April 30, 2026		FLUENT, INC.

	By:	/s/ Donald Patrick
Donald Patrick
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald Patrick	Chief Executive Officer	April 30, 2026
Donald Patrick	(Principal Executive Officer)

/s/ Ryan Perfit	Chief Financial Officer	April 30, 2026
Ryan Perfit	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Schulke	Chief Strategy Officer	April 30, 2026
Ryan Schulke

/s/ Matthew Conlin	Chief Customer Officer and Director	April 30, 2026
Matthew Conlin

/s/ Don Mathis	Lead Director	April 30, 2026
Don Mathis

/s/ Barbara Kohn	Director	April 30, 2026
Barbara Kohn

/s/ David Graff	Director	April 30, 2026
David Graff

/s/ Richard Pfenniger	Director	April 30, 2026
Richard Pfenniger

/s/ James P. Geygan	Director	April 30, 2026
James P. Geygan