Form 10-Q
period 2026-03-31
Fluent, Inc.
filed 2026-05-13
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, the registrant had 29,815,712 shares of common stock, $0.0005 par value per share, outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS:
Cash and cash equivalents	$10,299	$12,935
Accounts receivable, net of allowance for credit losses of $158 and $163, respectively	31,765	46,735
Prepaid expenses and other current assets	7,367	7,799
Total current assets	49,431	67,469
Non-current restricted cash	710	710
Property and equipment, net	128	104
Operating lease right-of-use assets	2,676	2,859
Intangible assets, net	16,704	17,276
Other non-current assets	2,622	715
Total assets	$72,271	$89,133
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$7,483	$7,200
Accrued expenses and other current liabilities	20,024	25,163
Deferred revenue	143	721
Short-term debt, net	23,456	30,846
Current portion of operating lease liability	1,104	1,104
Total current liabilities	52,210	65,034
Convertible Notes, at fair value with related parties	4,571	3,734
Operating lease liability, net	1,784	1,985
Other non-current liabilities	420	168
Total liabilities	58,985	70,921
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 30,584,307 and 30,404,779, respectively; and Shares outstanding — 29,815,712 and 29,636,184, respectively	54	53
Treasury stock, at cost — 768,595 and 768,595 Shares, respectively	(11,407)	(11,407)
Additional paid-in capital	467,955	467,528
Accumulated deficit	(443,316)	(437,962)
Total shareholders' equity	13,286	18,212
Total liabilities and shareholders' equity	$72,271	$89,133

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$44,852	$55,210
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	34,813	43,775
Sales and marketing	3,724	4,070
Product development	2,821	3,398
General and administrative	5,708	8,582
Depreciation and amortization	1,681	2,461
Loss on disposal of assets	14	—
Total costs and expenses	48,761	62,286
Loss from operations	(3,909)	(7,076)
Interest expense, net	(605)	(880)
Fair value adjustment of Convertible Notes with related parties	(837)	(80)
Loss before income taxes	(5,351)	(8,036)
Income tax expense	(3)	(233)
Net loss	$(5,354)	$(8,269)

Basic and diluted loss per share:
Basic	$(0.17)	$(0.39)
Diluted	$(0.17)	$(0.39)

Weighted average number of shares outstanding:
Basic	31,332,710	21,211,439
Diluted	31,332,710	21,211,439

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2025	30,404,779	$53	768,595	$(11,407)	$467,528	$(437,962)	$18,212
Vesting of restricted stock units and issuance of stock under incentive plans	93,814	1	—	—	(1)	—	—
Share-based compensation	—	—	—	—	428	—	428
Exercise of pre-funded warrants	85,714	—	—	—	—	—	—
Net loss	—	—	—	—	—	(5,354)	(5,354)
Balance at March 31, 2026	30,584,307	$54	768,595	$(11,407)	$467,955	$(443,316)	$13,286

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	20,791,431	$47	768,595	$(11,407)	$447,110	$(410,795)	$24,955
Share-based compensation	—	—	—	—	349	—	349
Issuance of pre-funded warrants	—	—	—	—	5,000	—	5,000
Exercise of pre-funded warrants	620,824	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,269)	(8,269)
Balance at March 31, 2025	21,412,255	$47	768,595	$(11,407)	$452,459	$(419,064)	$22,035

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,354)	$(8,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,681	2,461
Non-cash loan amortization expense	79	176
Non-cash gain on divestiture	(2,352)	—
Share-based compensation expense	954	335
Fair value adjustment of Convertible Notes with related parties	837	80
Loss on disposal of asset	14	—
Allowance for credit losses	(5)	(4)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	14,975	9,517
Prepaid expenses and other current assets	123	603
Other non-current assets	131	106
Operating lease assets and liabilities, net	(18)	(83)
Accounts payable	283	(263)
Accrued expenses and other current liabilities	(5,658)	(2,331)
Deferred revenue	(578)	(215)
Other	—	(1)
Net cash provided by operating activities	5,112	2,112
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(1,493)	(1,570)
Proceeds from note receivable	69	—
Acquisition of property and equipment	(57)	—
Net cash used in investing activities	(1,481)	(1,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short and long-term debt	62,757	21,841
Repayments of short and long-term debt	(69,024)	(31,869)
Debt financing costs	—	(125)
Proceeds from issuance of common stock and warrants	—	5,000
Net cash used in financing activities	(6,267)	(5,153)
Net decrease in cash, cash equivalents, and restricted cash	(2,636)	(4,611)
Cash, cash equivalents, and restricted cash at beginning of period	13,645	10,694
Cash, cash equivalents, and restricted cash at end of period	$11,009	$6,083
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$612	$767
Cash refunded for income taxes	$(120)	$(16)
Share-based compensation capitalized in intangible assets	$11	$9
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note receivable issuance for Call Solutions divestiture	$3,000	$—

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended March 31, 2026 and 2025, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2026.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended  December 31, 2025 filed with the SEC on March 31, 2026, as amended April 30, 2026 (as amended, "2025 Form 10-K"). The consolidated balance sheet as of  December 31, 2025 included herein was derived from the audited financial statements as of that date and included in the 2025 Form 10-K.

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

With the continuing difficulties in sourcing traffic for the owned and operated digital media properties ("O&O Sites"), the Company has shifted its strategic focus toward scaling its Commerce Media Solutions business. While Commerce Media Solutions has demonstrated growth and operates under a different economic model that reduces exposure to certain media sourcing risks, it represents a relatively new and evolving component of the Company’s business. Further, the success of the Commerce Media Solutions transition depends on the Company’s ability to continue to onboard and retain media partners, achieve favorable economics under long-term agreements, and maintain advertiser demand, and there can be no assurance that this strategy will be successful.

Since entering into the Financing Agreement (as defined in and discussed in Note 4, Debt, net), the Company has continued to receive advances, as needed, on its eligible account receivables. However, the facility remains uncommitted, with the advances typically due within 120-days, leading to its classification as short-term. Although Bay View (as defined in Note 4, Debt, net) has indicated in writing its intention, absent an event of default, to continue purchasing eligible receivables in the ordinary course, and has made advances since the facility was entered into, such funding remains subject to the discretion of Bay View and the terms and conditions of the Financing Agreement. If availability under the facility were reduced or if Bay View were to cease advances, the Company could have insufficient funds to support its operations and meet its obligations as they come due unless it found another lender or purchaser of its receivables. Based upon the foregoing, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern.

Based on the Company's forecast, management expects to have sufficient liquidity over the next twelve months from the date of filing. However, the Company does have a history of not meeting its forecast and any substantial deviations from such forecasts could adversely affect the Company’s liquidity and ability to access funding.

In addition, the Company completed its procedures as it relates to the At-The-Market Issuance Sales Agreement (the “ATM Agreement”), which will allow the Company to offer and sell up to $11,200 shares of common stock. The Company's ability to raise capital under this program, or through other financing sources, is subject to market conditions and other factors and  may be limited or unavailable at acceptable terms, if at all.

Although management believes its current plans will be sufficient and that the Company will maintain access to the Bay View facility, there is no guarantee such plans will be successful or have the expected benefit. As such, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern for one year after the date of issuance of this Quarterly Report on Form 10-Q.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes improvements to the ASC for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This update is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

(c) Revenue recognition

Data and performance-based marketing revenue

Revenue is generated when there is a transfer of control of a good or service for a consideration amount the Company is expected to be entitled to. Revenue is recognized when a company has satisfied its performance obligations to a customer and can reasonably expect and measure the payment. The Company's performance obligations are typically to (a) deliver data records based on predefined qualifying characteristics specified by the customer, (b) generate conversions based on predefined user actions (for example, a click, a registration, or the installation of an app) and subject to certain qualifying characteristics specified by the customer, (c) deliver media spend as a part of the business of AdParlor, LLC ("AdParlor"), a wholly-owned subsidiary of the Company, or previously, through January 31, 2026, and (d)  transfer calls with the Company's advertiser clients as a part of the call center operation. These Company performance obligations have the customer simultaneously receiving and consuming the benefits provided.

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

The Company has elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure for revenue to be recognized, as it corresponds directly with the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's revenue arrangements do not contain significant financing components. As of March 31, 2026, December 31, 2025 and 2024, the balance of accounts receivable was $20,041, $28,499, and $26,131, respectively.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  March 31, 2026, December 31, 2025, and December 31, 2024, the balance of deferred revenue was  $143, $721, and $556, respectively. The majority of the deferred revenue balance as of  December 31, 2025 was recognized as revenue during the first quarter of 2026.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the corresponding amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  March 31, 2026, December 31, 2025, and December 31, 2024, unbilled revenue included in the Company's accounts receivable was $11,292, $17,701, and $18,625, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not differed materially from actual invoiced revenue.

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

Revenue Disaggregation

The following table presents the Company’s disaggregated revenue by media resources along with its availability and demand for the three months ended March 31, 2026 and 2025, based on segment reporting:

	Three Months Ended March 31,			Three Months Ended March 31,
	2026			2025
	Fluent	All Other	Consolidated	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	$15,747	$—	$15,747	$31,082	$—	$31,082
Commerce Media Solutions	25,865	—	25,865	12,660	—	12,660
Call Solutions	1,213	—	1,213	10,079	—	10,079
AdParlor	—	2,027	2,027	—	1,397	1,397
All Other(1)	—	—	—	—	(8)	(8)
Total Revenue	$42,825	$2,027	$44,852	$53,821	$1,389	$55,210
(1)	No balance for the three months ended March 31, 2026. Balance is fully related for the three months ended March 31, 2025 to commission revenues in run-off.

Owned and Operated and Commerce Media Solutions in the table above represent the Company’s remaining data and performance-based marketing revenue. Prior to its divestiture, Call Solutions also consisted of performance-based marketing revenue (refer to Note 12, Divestiture for details).

Seasonality

The Company's performance is subject to fluctuations related to seasonality and cyclicality in our clients' businesses and in media sources. Other factors affecting the Company  may include macroeconomic conditions that impact the digital advertising industry, the various client and partner verticals served, and general market conditions.

(d) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for credit losses, useful lives of intangible assets, recoverability of the carrying amounts of intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, consolidation of VIE, fair value of Convertible Notes (as defined in Note 4, Debt, net) with related parties based on input assumptions, share-based compensation and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

See Note 5, Fair Value Measurements, for further details.

(f) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired when accounted for by the acquisition method of accounting. As of March 31, 2026 and  December 31, 2025, there was no remaining goodwill.

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

For the three months ended March 31, 2026 and 2025, basic and diluted loss per share were as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(5,354)	$(8,269)
Denominator:
Weighted average shares outstanding	31,049,032	20,866,774
Weighted average restricted shares vested not delivered	283,678	344,665
Total basic weighted average shares outstanding	31,332,710	21,211,439
Dilutive effect of assumed conversion of restricted stock units	—	—
Total diluted weighted average shares outstanding	31,332,710	21,211,439
Basic and diluted loss per share:
Basic	$(0.17)	$(0.39)
Diluted	$(0.17)	$(0.39)

Based on exercise prices compared to the average stock prices for the three months ended March 31, 2026 and 2025, certain stock equivalents have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended March 31,
	2026	2025
Restricted stock units	1,337,181	638,241
Stock options	331,667	331,667
Common stock warrants	7,701,383	—
Total anti-dilutive securities	9,370,231	969,908

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	March 31, 2026	December 31, 2025
Gross amount:
Software developed for internal use	3	$28,123	$28,141
Acquired proprietary technology	3-5	13,482	14,282
Customer relationships	5-10	34,986	36,686
Trade names	4-20	16,657	16,657
Domain names	20	191	195
Databases	5-10	31,292	31,292
Non-compete agreements	2-5	1,768	1,768
Total gross amount		126,499	129,021

Accumulated amortization:
Software developed for internal use		(19,526)	(19,305)
Acquired proprietary technology		(13,482)	(14,282)
Customer relationships		(34,895)	(36,472)
Trade names		(8,734)	(8,529)
Domain names		(98)	(97)
Databases		(31,292)	(31,292)
Non-compete agreements		(1,768)	(1,768)
Total accumulated amortization		(109,795)	(111,745)

Net intangible assets:
Software developed for internal use		8,597	8,836
Customer relationships		91	214
Trade names		7,923	8,128
Domain names		93	98
Total intangible assets, net		$16,704	$17,276

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to customer relationships, trade names, and domain names primarily represented the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015; the acquisition of Q Interactive, LLC, effective June 8, 2016; the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019; and previously the acquisition of a 50% interest in Winopoly, LLC, effective April 1, 2020. On January 31, 2026, the Company entered into a membership interest purchase agreement to divest its 100% interest in Winopoly, LLC, and accordingly deconsolidated the entity under ASC 810 (see Note 12, Divestiture for details).

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

The Company completed its quarterly triggering event assessment for the three months ended  March 31, 2026 and determined that no triggering event had occurred requiring further impairment assessment of its long-lived assets.

Amortization expenses of $1,662 and $2,391 for the three months ended  March 31, 2026 and 2025, respectively, are included in depreciation and amortization expenses in the consolidated statements of operations. As of March 31, 2026, intangible assets with a carrying amount of $481, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of March 31, 2026, estimated amortization expenses related to the Company's intangible assets for the remainder of 2026 and through 2031 and thereafter are as follows:

Year	March 31, 2026
Remainder of 2026	$2,861
2027	3,693
2028	3,693
2029	1,544
2030	827
2031 and thereafter	4,086
Total	$16,704

4. Debt, net

Debt, net of unamortized discount and financing costs, related to the Financing Agreement (as defined herein), Note Payable (as defined herein), and Convertible Notes with related parties (as defined herein) consisted of the following:

	March 31, 2026	December 31, 2025
Financing Agreement due 2028 (less unamortized discount and financing costs of $847 and $926, respectively)	$23,206	$30,346
Note Payable due 2026	250	500
Convertible Notes, at fair value with related parties	4,571	3,734
Debt, net	28,027	34,580
Less: Short term and current portion of long-term debt	(23,456)	(30,846)
Long-term debt, net (non-current)	$4,571	$3,734

Accounts Receivable Finance Agreement

On November 25, 2025, the Company and its affiliates Fluent, LLC, Fluent Media Labs, LLC and AdParlor, LLC, each a wholly owned subsidiary of the Company, entered into an Accounts Receivable Finance Agreement (the "Financing Agreement") with CSNK Working Capital Finance Corp. d/b/a Bay View Funding ("Bay View").

Under the Financing Agreement, Bay View may extend financing to the Company based on eligible domestic and foreign accounts receivable, provided that the aggregate amount of advances thereon shall not exceed the lesser of a maximum credit of $30,000  (the "Maximum Credit") or an amount equal to the sum of all advances less any funds received by Bay View pursuant to the Financing Agreement over the collection amounts adjusted for obligation that is maintained in a reserve account. All collections of the financed receivables go directly to Bay View and are applied to the Company’s obligations under the Financing Agreement.  The transfer of the receivables was recorded as secured borrowings in accordance with ASC 860, Transfers and Servicing (“ASC 860”), with the receivables remaining on the balance sheet as a current asset.  As of March 31, 2026, the Financing Agreement had a balance of $24,053, which was recorded within current liabilities as the underlying receivables are typically due within 120-days and Bay View may require repayment of amounts outstanding beyond that period. In addition, the Company had $506 in its reserve accounts with Bay View as of March 31, 2026, which was recorded within prepaids and other current assets. The net unused advance as of March 31, 2026 was $6,453.

The Company used a portion of the net proceeds of the Financing Agreement to repay the outstanding SLR Credit Facility (as defined herein) under the SLR Credit Agreement (as defined herein) dated April 2, 2024.

The Financing Agreement has an initial term of 36 months (the "Initial Term") and renews automatically for additional 12-month periods unless terminated in accordance with its terms. The Company is required to pay a facility fee in the amount of 0.50% of the Maximum Credit as of November 25, 2025 and then annually a 0.33% of the Maximum Credit as well as a finance charge based on prime plus 2.0% based on the average balance outstanding during the month. In addition, the Company will be required to pay certain administrative fees. The finance rate shall increase or decrease monthly but not be less than 8.75% for the first year from the initial funding date, 8.50% for the second year of the Initial Term and 8.25% for the third year of the Initial Term. As of March 31, 2026, the annual finance charge rate was 11.75%, which includes the management fee of 3.0% applied on the end of month average outstanding balance.  The total cost of the Financing Agreement for the three months ended March 31, 2026 was $604, inclusive of the management fee, and was included in interest expense on the consolidated statements of operations under the effective interest method. In addition, amortization of the debt discount for the three months ended March 31, 2026 was $79, and was included in interest expense on the consolidated statements of operations.

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Note Payable

On March 17, 2024, Fluent, LLC entered into a junior secured promissory note (the "Note Payable") with Freedom Debt Relief, LLC ("FDR") in the principal amount of $2,000 in connection with the Berman Settlement Agreement (as defined herein) (see Note 10, Contingencies). The Note Payable bears interest equal to one-month CME Term SOFR (defined as the rate published by the CME Group Benchmark Administration Limited) plus 11.0% per annum, compounded quarterly. The opening interest rate of the Note Payable was 16.32% (SOFR + 11%), which changed and was 14.68% (SOFR + 11%) as of  March 31, 2026.

A maximum of $1,000 of the borrowings under the Note Payable is secured by substantially all of the assets of Fluent, LLC. This security interest is subordinate to the security interest under the Financing Agreement.

The Note Payable was to mature on March 31, 2026 and interest was payable quarterly. Scheduled principal amortization of the Note Payable was $250 per quarter. On April 8, 2026, the final payment was made on the Note Payable.

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

In connection with the Second Amendment and the Notes Purchase Agreement, the Company and SLR entered into a Second Amendment Subordination Agreement with each purchaser of the Convertible Notes on  August 19, 2024 (the "Subordination Agreements"). The Subordination Agreements confirmed the subordinated nature of the Convertible Notes and restricted payments to and remedies of the holders of the Convertible Notes for so long as the SLR Credit Agreement had indebtedness outstanding. The Subordination Agreements provided that the Company may not make any payment of principal or interest on the Convertible Notes unless certain conditions are met. In connection with the refinancing of the SLR Credit Agreement with Bay View the subordination obligations automatically carried over such that the Convertible Notes remain subordinated to the Company's obligations under the Bay View credit facility.

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

As of March 31, 2026, the principal balance of the Convertible Notes was $2,519, with a fair value of $4,571. The Company recognized an additional increase in fair value of $837 for the three months ended March 31, 2026, which was recognized in other income (expense) from operations. For the three months ended March 31, 2026, accrued interest was paid in kind.

Maturities

As of March 31, 2026, scheduled future maturities of the Credit Agreement, including the required principal prepayment based on a portion of the Company's quarterly excess cash flow and excluding potential future additional principal prepayments, are as follows:

Year	March 31, 2026
Remainder of 2026	$24,303
2027	—
2028	—
2029	2,519
Total maturities	$26,822

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

5. Fair Value Measurements

The fair value of the Company's cash, cash equivalents, current restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of these instruments. Restricted cash includes a separately maintained cash account, as required under the terms of a lease agreement the Company entered into on  October 10, 2018 for office space in New York City. On  April 15, 2025, the Company received the landlord’s consent for the second amendment to its sublease, which reduced the subleased premises and payments, effective March 19, 2025. The consent also approved the extension of the sublease term by four years, effective April 15, 2025. In connection with this lease agreement, the Company recorded $710 and $710 in non-current restricted cash as of March 31, 2026 and December 31, 2025, respectively, on the consolidated balance sheets.

As of March 31, 2026, the Company regards the fair value of its Note (as defined in Note 12, Divestiture) and debt to approximate its carrying value.

The following table presents the Company’s fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Restricted cash	$710	—	—	$710	—	—
Note	—	2,931	—	—	—	—
Liabilities:
Debt, net(1)	—	24,303	—	—	31,772	—
Convertible Notes with related parties	—	—	4,571	—	—	3,734
Contingent consideration in connection with TAPP(2)	—	—	—	—	—	34

(1)	Inclusive of the credit facilities and note payable. The debt fair value does not include debt issuance costs or debt discount. See Note 4, Debt, net.
(2)	Balance recorded in accrued expenses and other current liabilities with changes to the balance as a result of adjustment of the fair value related to the initial discount rate and payments made.

Convertible Notes with related parties

The Company issued the Convertible Notes on August 19, 2024 and elected the fair value option. See Note 4, Debt, net. The following is a reconciliation of the fair value from December 31, 2025 to March 31, 2026:

Amount
Fair value as of December 31, 2025	$3,734
Loss on change in fair value reported in the consolidated statements of operations	837
Fair value as of March 31, 2026	$4,571

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

Assumptions	March 31, 2026
Face value of principal payable	$2,519
Strike price	3.01
Value of common stock	3.16
Expected term (years)	3.0
Volatility	76.0%
Risk free rate	3.9%
Discount rate	13.9%

Contingent Consideration

In connection with the contingent consideration received related to the initial consolidation of TAPP Influencers Corp. ("TAPP") effective January 9, 2023, the Company had to determine the fair value of the identified assets acquired and liabilities assumed. The Company determined that the estimated fair value of the net assets acquired, excluding the net working capital, was a Level 3 measurement, as certain inputs to determine fair value were unobservable.

Amount
Fair value as of December 31, 2025	$34
Payment of compensation expense	(34)
Fair value as of March 31, 2026	$0

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of March 31, 2026, certain non-financial assets have been measured at fair value subsequent to their initial recognition. The Company determined the estimated fair value to be a Level 3 measurement, as certain inputs used to determine fair value are unobservable. See Note 1(f), Goodwill.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate (“AETR”). The Company updates its estimated AETR on a quarterly basis and, if the estimate changes, a cumulative adjustment is made.

As of  March 31, 2026 and December 31, 2025, the Company recorded a full valuation allowance against U.S. net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these valuation allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release  may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the three months ended March 31, 2026, the Company's effective income tax rate of 0.0% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the three months ended March 31, 2025, the Company's effective income tax rate of 2.9% primarily represented state and local tax expense and losses for which no tax benefit was recognized.

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

7. Equity

Common stock

As of  March 31, 2026 and December 31, 2025, the number of issued shares of common stock was 30,584,307 and 30,404,779, respectively, which included shares of treasury stock of 768,595 and 768,595, respectively.

For the three months ended March 31, 2026, the increase in the number of issued shares of common stock was the result of the exercise of pre-funded warrants for 85,714 shares of common stock and the issuance of 93,814 shares of common stock issued upon vesting of RSUs, in which no shares of common stock were withheld to cover statutory taxes upon such vesting.

Private equity securities offerings

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

Substantially all of the August 2025 Purchasers (other than the August 2025 Inside Investors) exercised their August 2025 PFWs during the month of September 2025, for an aggregate of 1,657,143 shares of common stock, with the additional 85,714 shares related to non-affiliates being exercised in February 2026. The remaining unexercised August 2025 PFWs to purchase 585,714 shares of common stock, all of which are represented by August 2025 Inside Investors and are not exercisable until stockholder approval is obtained.

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

As of  March 31, 2026, and December 31, 2025, an aggregate of 5,670,930 and 5,585,216 respectively, of the December 2024 PFWs, March 2025 PFWs,  May 2025 PFWs, and August 2025 PFWs were exercised.

The issuance of the March 2025 PFWs, May 2025 PFWs, and August 2025 PFWs was reflected in the Company's stockholders' equity within common stock and additional paid-in-capital. In accordance with ASC 815-40, Derivatives and Hedging, a contract is classified as an equity agreement if it is both indexed to its own stock and classified in stockholders' equity. The  December 2024 PFWs, March 2025 PFWs, and August 2025 PFWs met the requirements of being classified as equity because (i) they had a fixed share limit and the Company had sufficient authorized and unissued shares, (ii) they required physical or net share settlement, and (iii) no cash payments or settlement top-off was required by the Company.

Common stock warrants

As of  March 31, 2026 and December 31, 2025, the Company had 7,701,383 and 7,701,383 common stock warrants outstanding, respectively. The Company determined that the detachable common stock warrants issued in connection with the May 2025 Purchase Agreements and August 2025 Purchase Agreements met the definition of freestanding financial instruments and qualified for classification as permanent equity under applicable accounting guidance. The Company accounts for warrants as either equity-classified or liability-classified instruments in accordance with the guidance provided in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Equity-classified warrants are those that are indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40. These instruments are recorded in equity at fair value on the issuance date and are not subsequently remeasured, provided the Company continues to meet the equity classification criteria. As the common stock warrants were issued in conjunction with the other equity instruments, the proceeds have been allocated to each using the relative fair value method and recorded as a component of additional paid-in-capital as of the issuance date. These warrants are included in the diluted earnings per share calculation when they are in-the-money and dilutive, as their features are considered participatory in nature.

At-the-market issuance

On December 31, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”), under which the Company may offer and sell shares of its common stock, par value $0.0005 per share (the “Shares”), having an aggregate sales price of up to $11,200 through Lake Street as the sales agent. Sales of shares of the Company’s common stock through Lake Street, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on The Nasdaq Stock Market LLC or any other existing trading market for the Shares. Lake Street will use commercially reasonable efforts to sell the Shares from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Lake Street a commission equal to 3.0% of the aggregate gross proceeds from the sales of Shares sold through Lake Street under the ATM Agreement and will also reimburse Lake Street for certain specified expenses in connection with entering into the ATM Agreement as well as in connection with each Triggering Event Date (as defined in the ATM Agreement). Pursuant to the ATM Agreement, the Company also provided Lake Street with customary indemnification and contribution rights. The ATM Agreement contains customary representations and warranties and conditions to the sale of the Shares pursuant thereto.

The Company is not obligated to sell any of the Shares under the ATM Agreement and may at any time suspend solicitation and offers thereunder. The offering of Shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of Shares having an aggregate offering price of $11,200 and (2) the termination of the ATM Agreement by either the Company or Lake Street, as set forth therein.

Treasury stock

As of  March 31, 2026 and December 31, 2025, the Company held shares of treasury stock of 768,595 and 768,595, respectively, with a cost of $11,407 and $11,407, respectively.

The Company's share-based incentive plans allow employees the option to either make a cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the three months ended March 31, 2026, no shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose. See Note 8, Share-based compensation.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

8. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 2,570,421 shares of the Company's common stock. The 2022 Plan was amended on June 18, 2025 at the Company’s annual meeting of stockholders which approved an increase of the number of shares of common stock authorized for issuance under the 2022 Plan by 2,000,000 shares. As of March 31, 2026, the Company had 1,619,116 shares of common stock available for grants pursuant to the 2022 Plan, which includes 328,517 shares of common stock previously available for issuance under the 2018 Stock Incentive Plan.

On September 22, 2025, the Company's board of directors (the "Board" or "Board of Directors") approved the Fluent, Inc. Equity Participation Plan (the “2025 Plan”). The 2025 Plan provides for the grant of cash-settled awards that track the value of the Company’s common stock and are accounted for under the same share reserve authorized under the 2022 Plan. No additional shares were authorized in connection with the adoption of the 2025 Plan.

The primary purpose of the 2025 plan, 2022 Plan and prior plans is to attract, retain, reward, and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company. In October 2022, the Company issued to certain of its senior officers and employees, RSUs (time-based), long-term incentive grants (performance and time-based vesting RSUs), or performance stock units ("PSUs") (on achievement of targets, a cash payout) under the 2022 Plan. In October 2025, the Company issued to certain of its senior officers and employees, RSU (time-based, a cash payout) and PSUs (performance and time-based vesting RSUs, a cash payout) under the 2025 Plan. Further, it issued RSUs (time-based) and PSUs (on achievement of targets) under the 2022 Plan.

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

As of March 31, 2026, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any stock options that remained unvested as of the fifth anniversary of the grant date were vested in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

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

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

For the three months ended March 31, 2026, details of stock option activity were as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2025	331,667	$16.35	5.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2026	331,667	$16.35	5.3	$49
Options exercisable as of March 31, 2026	199,167	$25.35	3.3	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the three months ended March 31, 2026, the unvested balance of stock options was as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2025	138,500	$4.33	8.5
Granted	—	—	—
Forfeited	—	—	—
Vested	(6,000)	—	—
Unvested as of March 31, 2026	132,500	$2.81	8.4

Compensation expense recognized for stock options was $15 and $19 for the three months ended March 31, 2026 and 2025, respectively, and was recognized in product development and general and administrative expenses in the consolidated statements of operations. As of March 31, 2026, there was $115 of unrecognized share-based compensation with respect to outstanding stock options.

FLUENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands, except share and per share data)

(unaudited)

Restricted stock units and restricted stock

For the three months ended March 31, 2026, details of unvested RSU activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2025	1,471,345	$11.12
Granted	15,095	2.63
Vested and delivered	(93,814)	4.33
Withheld as treasury stock (1)	—	—
Vested not delivered (2)	13,047	3.43
Forfeited	(68,492)	3.00
Unvested as of March 31, 2026	1,337,181	$11.88

(1)

As discussed in Note 7, Equity, the treasury stock relates to shares withheld to cover statutory withholding taxes upon the delivery of shares following the vesting of RSUs. As of March 31, 2026, there were 768,595 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the three months ended March 31, 2026, there was a change in the vested not delivered balance due to a net 13,047 shares that were deferred due to timing of delivery of certain shares, of which no shares had elected deferred delivery. As of March 31, 2026, 283,758 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs of $787 and $330 for the three months ended March 31, 2026 and 2025, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of March 31, 2026, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $2,240, which is expected to be recognized over a weighted average period of 1.9 years.

For the three months ended March 31, 2026 and 2025, share-based compensation for the Company's stock options, RSUs, and common stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended March 31,
	2026	2025
Sales and marketing	$116	$24
Product development	152	46
General and administrative	523	270
Share-based compensation expense	791	340
Capitalized in intangible assets	11	9
Total share-based compensation	$802	$349

As of March 31, 2026 and December 31, 2025, the Company recorded a liability of $328 and $165, respectively, related to PSUs that are to be settled in cash.

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

As of  March 31, 2026, the Company had two continuing operating segments: a) "Fluent", which is Owned and Operated and Commerce Media Solutions revenue, and b) "AdParlor". The Company determined that it has one reportable segment, "Fluent," for the purposes of segment reporting. The Fluent reporting segment combines Fluent with the Call Solutions operating segment.  The Company noted that as of January 31, 2026, Call Solutions was divested (refer to Note 12, Divestiture, below for details), however, did not trigger a re-assessment under ASC 280. This reporting unit works with advertisers to then bring consumers to their products through multiple media channels and earn revenue when a consumer completes an action as agreed upon with the advertisers. The remaining activity represents the operating results of AdParlor, LLC, which mainly performs media buying, and those businesses sold or in run-off, which are included for purposes of reconciliation of the respective balances below to the consolidated financial statements and included within "Unallocated" below.

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

Summarized financial information concerning the Company's segments for the three months ended March 31, 2026 and 2025 are shown in the following tables below, noting prior period amounts have been recast to conform to the Company's current period segment presentation:

	Three Months Ended March 31,		Three Months Ended March 31,
	2026		2025
	Fluent	Total	Fluent	Total
Revenue(1):
United States	$25,884		$35,905
International	16,941		17,916
Total segment revenue	$42,825		$53,821

Reconciliation of revenue
Other revenue		2,027		1,389
Total revenue		$44,852		$55,210

Costs of revenue
Cost of revenue (exclusive of depreciation and amortization)	34,464		43,732

Costs and expenses:
Salaries and benefits	7,566		7,689
Professional fees	1,545		2,159
IT and software	1,056		1,186
Other segment items(2)	451		3,333
Segment EBITDA	$(2,257)		$(4,278)

Reconciliation of Segment EBITDA to loss before income taxes
Segment EBITDA (from above)		$(2,257)		$(4,278)
Plus: Unallocated revenue		2,027		1,389
Less:
Unallocated cost of revenue (exclusive of depreciation and amortization)		349		43
Unallocated salaries and benefits		1,062		1,117
Unallocated professional fees		183		82
Unallocated IT and software		57		92
Unallocated other operating items(2)		347		392
Depreciation and amortization		1,681		2,461
Interest expense, net		605		880
Fair value adjustment of Convertible Notes, with related parties		837		80
Loss before income taxes		$(5,351)		$(8,036)

(1) Revenue aggregation is based upon location of the customer.

(2) Balance includes sales and marketing expense, travel and entertainment expense, office overhead, restructuring and severance, impairment of intangible assets, and other operating costs.

	March 31,	December 31,
	2026	2025
Total assets:
Fluent	$63,471	$79,570
All Other	8,800	9,563
Total assets	$72,271	$89,133

As of March 31, 2026, long-lived assets are all located in the United States.

For the three months ended  March 31, 2026, 27.3% of the Company's consolidated revenue was earned from customers located in Israel. In addition, the Company identified an international customer within the Fluent segment that represented 13.1% of the Company’s consolidated revenue.

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

The Company was involved in a Telephone Consumer Protection Act class action, Daniel Berman v. Freedom Financial Network, which was originally filed in the Northern District of California in 2018. On  May 31, 2023, the parties entered into an Amended Class Action Settlement Agreement (the "Berman Settlement Agreement"), which included injunctive provisions and payment to plaintiffs of $9,750 for legal fees and a consumer redress fund, of which the Company was responsible for $3,100. The final approval of the Berman Settlement Agreement was filed on February 23, 2024. To satisfy its obligations under the Berman Settlement Agreement, the Company made a cash payment of $1,100 on March 15, 2024 and issued a junior secured promissory note in the principal amount of $2,000 payable to the co-defendant, FDR, as discussed in Note 4, Debt, net.

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

TAPP

As of January 9, 2023, the Company initially determined that TAPP qualifies as a VIE because it held a variable interest and was the primary beneficiary. During the first quarter of 2025, TAPP’s key employee became a consultant to the Company, but as the Company concluded that it still had significant influence over TAPP, it continued to consolidate TAPP's operations. However, as the Company did not have an equity interest in TAPP, 100% of the net assets and results of the operations of TAPP were attributable to non-controlling interests. On May 20, 2025, the Company made a one-time payment of $300 and entered into an updated agreement with the key employee and TAPP, terminating all prior agreements. As a result, the Company determined that it was no longer the primary beneficiary, and under ASC 810, TAPP was no longer being consolidated under ASC 810. The Company recognized a loss of $698 in general and administrative expenses in the consolidated statements of operations in the second quarter of 2025, mainly related to the write-off of the intangible assets.

12. Divestiture

Winopoly

On January 31, 2026, Inbox Pal, LLC, an indirect subsidiary of the Company and InsurCo, LLC (“InsurCo”) entered into a membership interest purchase agreement pursuant to which it conveyed 100% of the membership interests of Winopoly, LLC. ("Winopoly") to InsurCo. Winopoly was a call center-supported performance marketplace that provided live-call-based performance campaigns to help clients increase engagement through the Company's Call Solutions business. The deemed fair value of the consideration received was approximately $2,800, which consisted of a $3,000 secured promissory note (the “Note”) along with forgiveness of approximately $200 owed to the Company related to the profit share obligation. The Note bears interest at 12.96% per annum and is payable in monthly installments of $100. In connection with the transaction, the Company conveyed dissimilar assets relating to the Call Solutions business, excluding net working capital. In addition, the Company terminated all remaining employees related to Winopoly prior to the transaction. InsurCo’s members are former employees of the Company.  The conveyance did not meet the threshold of a discontinued operation under ASC 205-20.

The Company determined the conveyance of Winopoly was a business under ASC 805, Business Combinations. As a result, in accordance with ASC 810, Consolidation, the Company recognized a gain of $2,352 on the conveyance of Winopoly, which is reflected in general and administrative expenses. Going forward, the Company’s continuing relationship with InsurCo will be limited to the payment of the Note. As of March 31, 2026, the Note has a principal balance of $969, reflected in prepaids and other current assets, and $1,962, reflected in other non-current assets.

13. Subsequent events

The Company has evaluated subsequent events through May 13, 2026, and has determined that there are no material subsequent events to disclose in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. Forward-looking statements are those that do not relate strictly to historical or current matters, but instead relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "project," "will,"  or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements , including, without limitation, those discussed in Part I, Item 1A of our  Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the "SEC") on March 31, 2026, as amended on April 30, 2026 (as amended the "2025 Form 10-K"), those contained in our Quarterly Reports on Form 10-Q (including this one), and such other factors contained in our  other filings we make with the SEC. We do not undertake any obligation to update forward-looking statements, except as required by law and intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.  The following discussion should be read in conjunction with the 2025 Form 10-K and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

We access these consumers through both our commerce media marketplace ("Commerce Media Solutions"), which delivers targeted advertising within e-commerce and digital media transaction flows on partner sites and mobile apps, and our owned and operated digital media properties ("O&O Sites"). Over the last twelve months, we provided data and performance-based customer acquisition services for over 300 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

We operate our Commerce Media Solutions on partner sites and mobile apps where we embed our proprietary ad-serving technology to identify and acquire consumers for our advertiser clients. Our technology is integrated at key moments in the consumer experience to capitalize on high engagement and improve conversion; for example, our post-transaction solution connects our advertisers to consumers on e-commerce websites and apps after a purchase or similar transaction. Commerce Media Solutions generates meaningful revenue for our media partners, while driving high-quality customer acquisition for our advertiser clients. We enter into exclusive agreements with our media partners with one to five year terms, typically remunerating them on a revenue share and/or impression basis.

We also attract consumers at scale to our O&O Sites primarily through promotional offerings, through which consumers are rewarded for completing activities on our sites. Upon registration, consumers provide their name, contact information, and opt-in consent for telemarketing and email marketing. Over 90% of these users engage with our media on their mobile devices or tablets.

Once users have registered, they are engaged through our proprietary direct marketing technologies and analytics with surveys, polls, and other experiences, through which we capture information about their lifestyles, preferences, and purchasing histories, among other attributes. Based on these insights, we serve users targeted, relevant offers on behalf of our clients. As new users register and existing registrants re-engage, our database is enriched and improves the effectiveness of our performance-based campaigns, thus expanding our addressable advertiser client base.

Since our inception, we have amassed a large, proprietary database of first-party, self-declared user information and preferences. We solicit our users' consent to be contacted by us and/or our advertisers via various channels including email, telephone, SMS/text, and push messaging. We leverage their self-declared data primarily in two ways: (1) to serve advertisements we believe will be relevant to users based on the information they provide on our O&O Sites and our Commerce Media Solutions and (2) to provide our clients with users' contact information for direct outreach. We may also leverage our technology and database to drive non-core revenue streams, including utilization-based models (e.g., programmatic advertising).

Additionally, we operated a call center-supported performance marketplace ("Call Solutions") that provided live, call-based performance campaigns to help clients increase engagement, which was divested through the sale of Winopoly, LLC on January 31, 2026. Our Call Solutions business served clients across an array of industries but had a heavy focus on the health insurance sector.

Across our business, we generate revenue by delivering measurable marketing results to our clients. We differentiate ourselves from other marketing alternatives by our ability to provide clients with a cost-effective and measurable return on advertising spend ("ROAS"), a measure of profitability of sales compared to the money spent on ads, and to manage highly targeted and fragmented online media sources. We are predominantly compensated on a negotiated or market-driven "per click," "per lead," or other "per action" basis that aligns with the customer acquisition cost targets of our clients. For our O&O Sites and our prior Call Solutions business, we bear the responsibility and cost of acquiring consumers from media partners that ultimately generate qualified clicks, leads, calls, app downloads, or customers for our clients. Our Commerce Media Solutions business operates under exclusive long-term contracts with media partners that generally remunerate the partner on a revenue share basis. Notwithstanding occasional minimum guarantees, the business does not take significant media inventory risk.

Through AdParlor, LLC ("AdParlor"), our wholly owned subsidiary, we conduct our non-core business, which offers advertiser clients a managed service for creator marketing and media buying on different social platforms.

Recent Developments

On March 17, 2024, Fluent, LLC,  our wholly-owned subsidiary, entered into a junior secured promissory note (the "Note Payable") with Freedom Debt Relief, LLC ("FDR") in the principal amount of $2,000,000 in connection with the Amended Class Action Settlement Agreement dated May 31, 2023 by and between the parties to that certain Telephone Consumer Protection Act class action, Daniel Berman v. Freedom Financial Network, originally filed in the Northern District of California in 2018. The Note Payable accrued interest equal to one-month CME Term SOFR (defined as the rate published by the CME Group Benchmark Administration Limited) plus 11.0% per annum, compounded quarterly. The opening interest rate of the Note Payable was 16.32% (SOFR + 11%), which changed and was 14.68% (SOFR + 11%) as of March 31, 2026. The Note Payable was to mature on March 31, 2026 and interest was payable quarterly. Scheduled principal amortization of the Note Payable was $250 per quarter. On April 8, 2026, the final payment was made on the Note Payable.

First Quarter Financial Summary

Three months ended March 31, 2026, compared to three months ended March 31, 2025:

•	Revenue decreased 19% to $44.9 million, compared to $55.2 million
•	Net loss was $5.4 million, or $0.17 per share, compared to net loss of $8.3 million or $0.39 per share
•

Gross profit (exclusive of depreciation and amortization) decreased 12% to $10.0 million, representing 22% of revenue for the three months ended March 31, 2026, from $11.4 million, representing 21% of revenue for the three months ended March 31, 2025

•

Media margin increased 2% to $14.0 million, representing 31.2% of revenue for the three months ended March 31, 2026, from $13.7 million, representing 24.9% of revenue for the three months ended March 31, 2025

•	Adjusted EBITDA was negative $3.6 million, compared to negative $3.1 million
•	Adjusted net loss was $5.9 million, or $0.19 per share, compared to $6.7 million, or $0.31 per share

Media margin, adjusted EBITDA, and adjusted net loss are non-GAAP financial measures. See "Definitions, Reconciliations and Uses of Non-GAAP Financial Measures" below.

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

Because Commerce Media Solutions operates on media partner-owned inventory under exclusive long-term contracts, the business typically does not require us to source consumer traffic directly, resulting in a more predictable cost structure and reduced exposure to the media supply challenges that have affected our O&O Sites. Since its launch, Commerce Media Solutions has delivered year-over-year revenue growth in every quarter. For the quarter ended March 31, 2026, Commerce Media Solutions represented approximately 58% of consolidated revenue, compared to approximately 23% for the prior year period. Based on current performance trends, we expect Commerce Media Solutions to represent a majority of consolidated revenue for the remainder of 2026 and continue to grow as we onboard additional media partners and expand into new verticals.

The mix and profitability of Commerce Media Solutions will be influenced by the pace of new partner onboarding, the terms of revenue share arrangements with media partners, and advertiser demand across the verticals we serve. For the first quarter of 2026, we saw gross margin at a lower level for Commerce Media Solutions as we built up placements with new media partners, however, we expect gross margin to improve the remainder of 2026.

Our primary revenue channel has historically been our O&O Sites. This business depends on our ability to identify and access high-quality media sources and attract targeted users to our offers. As the business grew, we attracted larger and more sophisticated advertiser clients to our marketplaces. In response to evolving client expectations, to increase our value proposition, and strengthen our compliance posture within the evolving regulatory landscape, we implemented various initiatives to improve traffic quality.

In recent years, however, we experienced challenges maintaining traffic volume to our O&O Sites due to changes in our ad serving and media sourcing standards following the Federal Trade Commission ("FTC") inquiry and subsequent  Joint Motion for Entry of Proposed Stipulated Order (the "FTC Consent Order") filed by the FTC and the Company in the United States District Court for the Southern District of Florida on July 17, 2023, . In response, we have taken steps to diversify our traffic sources and expand our ad network beyond our O&O Sites. In addition, we have made a strategic transition to our Commerce Media Solutions business, which has not yet fully offset the decrease in revenue to our O&O Sites.

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

Seasonality

Our performance is subject to fluctuations related to seasonality and cyclicality in our clients' businesses and fluctuations in media sources. Specifically, our retail specific media partners in our Commerce Media Solutions marketplace are highly seasonal based on fourth quarter consumer spending which can affect advertiser demand and campaign performance. In addition, advertiser marketing budgets may fluctuate throughout the year based on seasonal spending patterns, economic conditions, and other factors, which can impact the timing and volume of advertising spend across our platform. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various advertiser client verticals we serve, and general market conditions.

Business Practices & Compliance

We have continued to be affected by uncertain economic conditions and the impacts of the FTC Consent Order, as previously disclosed. In response to the FTC Consent Order in 2023, we enhanced our compliance standards and processes across our O&O Sites and programmatic advertising business. These changes have affected our ability to source traffic at historical levels and have contributed to declines in revenue and gross profit in these channels.

Current Economic Conditions

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts. Inflation, rising interest rates, uncertainty regarding tariff policy, global hostilities, and reduced consumer confidence have caused our clients and their customers to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. Considering the uncertain macroeconomic environment, we continue to prioritize strategic investments that have near-term benefits to revenue while also streamlining our organization through cost saving initiatives.

Please see Item 1A. Risk Factors in the 2025 Form 10-K —"Economic or political instability could adversely affect our business, financial condition, and results of operations," and "We are exposed to credit risk from our clients, and we may not be able to collect on amounts owed to us" for further discussion of the possible impact of unfavorable conditions on our business.

Definitions, Reconciliations and Uses of Non-GAAP Financial Measures

We report the following non-GAAP measures:

Media margin is defined as that portion of gross profit (exclusive of depreciation and amortization) reflecting variable costs paid for media and related expenses and excluding non-media cost of revenue and one-time items. Gross profit (exclusive of depreciation and amortization) represents revenue minus cost of revenue (exclusive of depreciation and amortization). Media margin is also presented as a percentage of revenue.

Adjusted EBITDA is defined as net income (loss), excluding (1) income taxes, (2) interest expense, net, (3) depreciation and amortization, (4) share-based compensation expense, (5) loss on early extinguishment of debt, (6) loss on disposal of assets, (7) goodwill impairment, (8) impairment of intangible assets, (9) fair value adjustment of Convertible Notes with related parties (see Note 4, Debt, net), (10) acquisition-related costs, (11) restructuring and other severance costs, (12) certain litigation and other related costs, and (13) other one-time items.

Adjusted net income (loss) is defined as net income (loss), excluding (1) share-based compensation expense, (2) loss on early extinguishment of debt, (3) loss on disposal of assets, (4) goodwill impairment, (5) impairment of intangible assets, (6) fair value adjustment of Convertible Notes with related parties (see Note 4, Debt, net), (7) acquisition-related costs, (8) restructuring and other severance costs, (9) certain litigation and other related costs, and (10) other one-time items. Adjusted net income (loss) is also presented on a per share (basic and diluted) basis.

We consider items one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three months ended March 31, 2026 and 2025, which we believe is the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025
Revenue	$44,852	$55,210
Less: Cost of revenue (exclusive of depreciation and amortization)	34,813	43,775
Gross profit (exclusive of depreciation and amortization)	$10,039	$11,435
Gross profit (exclusive of depreciation and amortization) % of revenue	22%	21%
Non-media cost of revenue(1)	3,961	2,296
Media margin	$14,000	$13,731
Media margin % of revenue	31.2%	24.9%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.

Below is a reconciliation of adjusted EBITDA from net loss for the three months ended March 31, 2026 and 2025, which we believe is the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net loss	$(5,354)	$(8,269)
Income tax expense	3	233
Interest expense, net	605	880
Depreciation and amortization	1,681	2,461
Share-based compensation expense	954	335
Loss on disposal of assets	14	—
Fair value adjustment of Convertible Notes with related parties	837	80
Acquisition-related costs(1)	(2,352)	(119)
Restructuring and other severance costs	51	1,315
Adjusted EBITDA	$(3,561)	$(3,084)

(1)

Balance includes gain on the conveyance of the membership interest of Winopoly in January 2026 of $2,352 (refer to Note 12, Divestiture in the notes to our consolidated financial statements included in this Form 10-Q). Balance also includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations; earn-out expenses were in the amount of $0 and ($119) for the three months ended March 31, 2026 and 2025, respectively, while non-compete agreements were in the amount of $0 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Below is a reconciliation of adjusted net loss and adjusted net loss per share from net loss for the three months ended March 31, 2026 and 2025, which we believe is the most directly comparable U.S. GAAP measure.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Net loss	$(5,354)	$(8,269)
Share-based compensation expense	954	335
Loss on disposal of assets	14	—
Fair value adjustment of Convertible Notes with related parties	837	80
Acquisition-related costs(1)	(2,352)	(119)
Restructuring and other severance costs	51	1,315
Adjusted net loss	$(5,850)	$(6,658)
Adjusted net loss per share:
Basic	$(0.19)	$(0.31)
Diluted	$(0.19)	$(0.31)
Weighted average number of shares outstanding:
Basic	31,332,710	21,211,439
Diluted	31,332,710	21,211,439

(1)

Balance includes gain on the conveyance of the membership interest of Winopoly in January 2026 of $2,352 (refer to Note 12, Divestiture in the notes to our consolidated financial statements included in this Form 10-Q). Balance also includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations; earn-out expenses were in the amount of $0 and ($119) for the three months ended March 31, 2026 and 2025, respectively, while non-compete agreements were in the amount of $0 and $0 for the three months ended March 31, 2026 and 2025, respectively.

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

Comparison of Our Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
Revenue	$44,852	$55,210	(19%)

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

For the three months ended March 31, 2026 and 2025, revenue was comprised of owned and operated of $15.7 million and $31.1 million, Commerce Media Solutions of $25.9 million and $12.7 million, and other streams of $3.3 million and $11.4 million, respectively. The decrease in owned and operated marketplaces revenue was primarily driven by the ongoing strategic transition of our business, as we continue to reallocate resources and advertiser demand to scaling Commerce Media Solutions. Consistent with this transition, our Commerce Media Solutions business added long-term contracts with new media partners which drove up revenue from advertiser clients in the Media & Entertainment and Retail & Consumer sectors aligned with our continued focus on growing this revenue stream. Within our other streams, the decrease was related to the divestiture of our Call Solutions business as of January 31, 2026.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
Cost of revenue (exclusive of depreciation and amortization)	$34,813	$43,775	(20%)

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

For the three months ended March 31, 2026 and 2025, cost of revenue (exclusive of depreciation and amortization) consisted mainly of O&O Sites media and related costs of $12.5 million and $24.8 million, Commerce Media Solutions media and related costs of $20.9 million and $9.8 million, and media enablement and other indirect costs related to our other revenue streams of $1.4 million and $9.2 million, respectively. Our O&O Sites cost of revenue (exclusive of depreciation and amortization) primarily consists of media and related costs associated with acquiring traffic from third-party publishers, digital media platforms, influencers for our O&O Sites, fulfillment costs related to rewards earned by consumers, and web hosting costs. The decrease in O&O Sites media cost was largely attributable to the challenges in acquiring media related to business practices following the FTC Consent Order. Such costs remained consistent as a percentage of revenue. Commerce Media Solutions cost of revenue consists of fees and revenue share payments made to media partners for ad inventory on their digital properties, web hosting costs, and fulfillment costs related to incentives earned by consumers. The increase in cost of revenue (exclusive of depreciation and amortization) in Commerce Media Solutions was driven by increased revenue share payments generated from impressions from new media partners added over the period. Cost of revenue (exclusive of depreciation and amortization) for Commerce Media Solutions increased as a percentage of revenue, due to the growth of certain lower margin commerce media placements and the increased prevalence of consumer incentives to drive engagement. The decrease in cost of revenue (exclusive of depreciation and amortization) for other revenue streams, which includes media costs, enablement costs and tracking costs related to our consumer data associated with our call centers, was attributable to the decreased cost of media related to the Call Solutions that was divested on January 31, 2026. Cost of revenue (exclusive of depreciation and amortization) for other revenue streams decreased materially as a percentage of revenue largely related to the divestiture of Call Solutions.

For the three months ended March 31, 2026, the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue decreased to 78% compared to 79% for the three months ended March 31, 2025. The change was primarily driven by the aforementioned reasons and shifts in revenue mix.

In the normal course of executing paid media campaigns to source consumer traffic for our O&O Sites, we regularly evaluate new channels, strategies, and partners. As we perform that evaluation, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or modify the practices of, such sources, which could reduce profitability further.

Sales and marketing

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
Sales and marketing	$3,724	$4,070	(9%)

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

For the three months ended March 31, 2026 and 2025, sales and marketing expenses consisted mainly of employee salaries and benefits of $2.6 million and $3.1 million, advertising costs of $0.5 million and $0.3 million, professional fees of $0.2 million and $0.1 million, and severance costs of $0.1 million and $0.4 million, respectively. The decrease was primarily due to lower salaries and other employee-related costs driven by a decline in headcount and a decline in restructuring and severance costs in the current year period, partly offset by the increase in advertising costs driven by the increase in fees to attend conferences and seminars to grow Commerce Media Solutions.

Product development

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
Product development	$2,821	$3,398	(17%)

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

For the three months ended March 31, 2026 and 2025, product development expenses consisted mainly of salaries and benefits of $1.9 million and $2.3 million, software license and maintenance costs of $0.3 million and $0.4 million, and professional fees of $0.2 million and $0.5 million, respectively. The decrease was primarily due to a decline in salaries driven by lower headcount and lower spend on IT-related vendors.

General and administrative

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
General and administrative	$5,708	$8,582	(33%)

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

For the three months ended March 31, 2026 and 2025, general and administrative expenses consisted mainly of employee salaries and benefits of $3.8 million and $3.5 million, professional fees of $1.3 million and $1.6 million, office overhead of $0.8 million and $1.0 million, software license and maintenance costs of $0.8 million and $0.9 million, restructuring and severance costs of $0.1 million and $0.8 million, non-cash share-based compensation expense of $0.5 million and $0.3 million, and acquisition-related costs of ($2.4) million and ($0.1) million, respectively. General and administrative expenses decreased primarily due to the non-cash gain on the divestiture of Call Solutions in the current year period, along with lower professional fees and restructuring and severance costs, partially offset by an increase in headcount and related share-based compensation expense.

In each of the first and fourth quarters of 2025, we reduced our workforce by 24 and 9 employees, respectively, to better align resources with our strategic initiatives. In connection with the reductions in the first quarter of 2025, we incurred $1.3 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs, which were fully settled in cash by March 31, 2026. In connection with the reductions in the fourth quarter of 2025, we incurred $0.1 million in exit-related restructuring costs, consisting primarily of one-time termination benefits and associated costs which were fully settled in cash by December 31, 2025. Apart from these exit-related restructuring costs, these reductions in workforce have resulted in corresponding reductions in future salary and benefits within sales and marketing, product development, and general and administrative expenses.

Depreciation and amortization

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
Depreciation and amortization	$1,681	$2,461	(32%)

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The decrease in depreciation and amortization costs was due to the overall decline in intangibles due to cessation or sales of businesses, along with full amortization on certain intangibles since the prior period.

Loss on disposal of assets

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
Loss on disposal of assets	$14	$—	100%

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The change in the loss of disposal of assets was due to minimal activity in the current year, with no activity in the prior year.

Interest expense, net

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
Interest expense, net	$605	$880	(31%)

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The decrease in interest expense was driven by lower average outstanding balances in our debt as well as lower amortization fees associated with the Financing Agreement (as defined herein).

Fair value adjustment of Convertible Notes with related parties

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
Fair value adjustment of Convertible Notes with related parties	$(837)	$(80)	(946%)

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The change in the fair value adjustment of Convertible Notes with related parties was driven by the fair value calculation inputs, including discount rate and stock price.

Loss before income taxes

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
Loss before income taxes	$(5,351)	$(8,036)	33%

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The decrease in loss before income taxes of $2.7 million was a result of the foregoing.

Income tax benefit (expense)

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
Income tax expense	$(3)	$(233)	99%

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

For the three months ended March 31, 2026, the effective income tax rate of 0.0% differed from the statutory federal income tax rate of 21%, primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the three months ended March 31, 2025, the Company's effective income tax rate of 2.9% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.

As of March 31, 2026 and 2025, we recorded full valuation allowances against our U.S. net deferred tax assets. We intend to continue maintaining a full valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the release of all or some portion of the allowance. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

Net loss

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
Net loss	$(5,354)	$(8,269)	35%

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

For the three months ended March 31, 2026 and 2025, net loss was $5.4 million and $8.3 million, respectively, as a result of the foregoing.

Liquidity and Capital Resources

Cash provided by operating activities. For the three months ended March 31, 2026, net cash provided by operating activities was $5.1 million, compared to net cash provided by operating activities of $2.1 million for the three months ended March 31, 2025. Net loss in the current year period of $5.4 million represents an improvement of $2.9 million, compared with net loss of $8.3 million in the prior period. Adjustments to reconcile net loss to net cash provided by operating activities of $1.2 million in the current year period decreased by $1.8 million, compared with net cash provided by operating activities of $3.0 million in the prior period. The decrease was primarily due to a $2.4 million non-cash gain on divestiture and lower depreciation and amortization, partly offset by the change in fair value adjustment of Convertible Notes with related parties of $0.8 million and increased share-based compensation expense. Changes in assets and liabilities generated cash of $9.3 million in the current year period, compared with generated cash of $7.3 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash used in investing activities. For the three months ended March 31, 2026 and 2025, net cash used in investing activities was $1.5 million and $1.6 million, respectively. The change was primarily due to payments received on the note receivable related to the Winopoly divestiture in the current year period.

Cash used in financing activities. For the three months ended March 31, 2026, net cash used in financing activities was $6.3 million, compared to $5.2 million for the three months ended March 31, 2025. This was mainly due to the net repayments of $6.3 million on the Financing Agreement in the current year, compared to the net repayments of $10.0 million on the term loan and revolving credit facility entered into on April 2, 2024 with Crystal Financial LLC d/b/a SLR Credit Solutions, as administrative agent (the "SLR Credit Facility"), partly offset by proceeds received in the prior year period from the issuance of pre-funded warrants.

As of March 31, 2026, we had noncancelable operating lease commitments of $3.4 million and debt with a $26.8 million principal balance.

As of March 31, 2026, we had cash, cash equivalents, and restricted cash of $11.0 million, a decrease of $2.6 million from $13.6 million as of December 31, 2025.

Going concern

With the continuing difficulties in sourcing traffic for our O&O Sites, we have shifted our strategic focus toward scaling our Commerce Media Solutions business. While Commerce Media Solutions has demonstrated growth and operates under a different economic model that reduces exposure to certain media sourcing risks, it represents a relatively new and evolving component of our business. Further, the success of the Commerce Media Solutions transition depends on our ability to continue to onboard and retain media partners, achieve favorable economics under long-term agreements, and maintain advertiser demand, and there can be no assurance that this strategy will be successful.

Since entering into the Financing Agreement (as defined and discussed below), we have continued to receive advances, as needed, on our eligible account receivables. However, the facility remains uncommitted, with the advances typically due within 120-days, leading to its classification as short-term. Although Bay View (as defined herein) has indicated in writing its intention, absent an event of default, to continue purchasing eligible receivables in the ordinary course, and has made advances since the facility was entered into, such funding remains subject to the discretion of Bay View and the terms and conditions of the Financing Agreement. If availability under the facility were reduced or if Bay View were to cease advances, we could have insufficient funds to support our operations and meet our obligations as they come due unless we found another lender or purchaser of our receivables. Based upon the foregoing, management concluded that there is substantial doubt about our ability to continue as a going concern.

Based on our forecast, management expects to have sufficient liquidity over the next twelve months from the date of filing. However, we have a history of not meeting our forecast and any substantial deviations from such forecasts could adversely affect our liquidity and ability to access funding.

In addition, we completed our procedures as it relates to the At-The-Market Issuance Sales Agreement (the “ATM Agreement”), which will allow us to offer and sell up to $11.2 million shares of our common stock. Our ability to raise capital under this program, or through other financing sources, is subject to market conditions and other factors and may be limited or unavailable at acceptable terms, if at all.

Although management believes its current plans will be sufficient and we will maintain access to the Bay View facility, there is no guarantee such plans will be successful or have the expected benefit. As such, management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date of issuance of this Quarterly Report on Form 10-Q.

Capital resources and cash requirements

Our sources of capital include cash on hand, cash from operations to the extent available and borrowings from the Financing Agreement (as defined below) to the extent available. We have no other committed sources of capital.

Our material cash requirements from known contractual and other obligations consist of our term loan and obligations under operating leases for office space. For more information regarding our Financing Agreement, refer to Note 4, Debt, net, in the notes to our consolidated financial statements included in this Form 10-Q.

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

Under the Financing Agreement, Bay View may extend financing to the Company based on eligible domestic and foreign accounts receivable, provided that the amount of advances thereon shall not exceed the lesser of  a maximum credit of $30 Million (the “Maximum Credit”) or an amount equal to the sum of all advances less any funds received by Bay View pursuant to the Financing Agreement over the collection amounts adjusted for fees that is maintained in a reserve account. All collections of the financed receivables go directly to Bay View and are applied to the Company’s obligations.  The transfer of the receivables was recorded as secured borrowings in accordance with ASC 860, Transfers and Servicing (“ASC 860”), with the receivables remaining on the balance sheet as a current asset.  As of March 31, 2026, the Financing Agreement had a balance of $24,053, which was recorded within current liabilities as the underlying receivables are typically due within 120-days and Bay View may require repayment of amounts outstanding beyond that period. In addition, the Company had $506 in its reserve accounts with Bay View as of March 31, 2026, which was recorded within prepaids and other current assets. The net unused advance as of March 31, 2026 was $6,453.

The Financing Agreement has an initial term of 36 months (the "Initial Term") and renews automatically for additional 12-month periods unless terminated in accordance with its terms. The Company is required to pay a facility fee in the amount of 0.50% of the Maximum Credit as of November 25, 2025 and then annually a 0.33% of the Maximum Credit as well as a finance charge based on prime plus 2.0% based on the average balance outstanding during the month. In addition, the Company will be required to pay certain administrative fees. The finance rate shall increase or decrease monthly but not be less than 8.75% for the first year from the initial funding date, 8.50% for the second year of the Initial Term and 8.25% for the third year of the Initial Term. As of March 31, 2026, the finance charge rate was 9.0%.  The total cost of the Financing Agreement for the three months ended March 31, 2026 was $604, and was included in interest expense on the consolidated statements of operations. In addition, amortization of the debt discount for the year ended March 31, 2026 was $79, and was included in interest expense on the consolidated statements of operations.

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

For additional information, please refer to our 2025 Form 10-K. There have been no additional material changes to Critical Accounting Estimates disclosed in the 2025 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2026 and concluded they were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2025 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K as updated and supplemented by our Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication.	8-K	3.1	3/26/2015

3.2	Certificate of Incorporation.	8-K	3.2	3/26/2015

3.3	Certificate of Amendment to the Certificate of Incorporation.	8-K	3.1	9/26/2016

3.4	Certificate of Amendment to the Certificate of Incorporation.	8-K	3.1	4/16/2018

3.5	Certificate of Amendment to the Certificate of Incorporation of Fluent, Inc. effective April 11, 2024.	8-K	3.1	4/12/2024

3.6	Amended and Restated Bylaws.	8-K	3.2	2/19/2019

10.1	Membership Interest Purchase Agreement between Inbox Pal, LLC and InsurCo, LLC, dated January 31, 2026	8-K	1.1	2/5/2026

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

Fluent, Inc.

May 13, 2026	By:	/s/ Ryan Perfit
Ryan Perfit
Chief Financial Officer
(Principal Financial and Accounting Officer)