Form 10-Q
period 2026-06-30
Fluent, Inc.
filed 2026-08-13
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of August 10, 2026, the registrant had 31,607,086 shares of common stock, $0.0005 par value per share, outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS:
Cash and cash equivalents	$6,877	$12,935
Accounts receivable, net of allowance for credit losses of $146 and $163, respectively	39,399	46,735
Prepaid expenses and other current assets	6,350	7,799
Total current assets	52,626	67,469
Non-current restricted cash	710	710
Property and equipment, net	150	104
Operating lease right-of-use assets	2,487	2,859
Intangible assets, net	16,720	17,276
Other non-current assets	2,440	715
Total assets	$75,133	$89,133
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$8,229	$7,200
Accrued expenses and other current liabilities	23,471	25,163
Deferred revenue	120	721
Short-term debt, net	26,759	30,846
Current portion of operating lease liability	1,104	1,104
Total current liabilities	59,683	65,034
Convertible Notes, at fair value with related parties	5,155	3,734
Operating lease liability, net	1,578	1,985
Other non-current liabilities	613	168
Total liabilities	67,029	70,921
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 32,362,277 and 30,404,779, respectively; and Shares outstanding — 31,593,682 and 29,636,184, respectively	55	53
Treasury stock, at cost — 768,595 and 768,595 Shares, respectively	(11,407)	(11,407)
Additional paid-in capital	468,949	467,528
Accumulated deficit	(449,493)	(437,962)
Total shareholders' equity	8,104	18,212
Total liabilities and shareholders' equity	$75,133	$89,133

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$48,449	$44,706	$93,301	$99,916
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	34,440	34,426	69,253	78,201
Sales and marketing	4,777	3,751	9,198	8,325
Product development	3,046	2,283	5,690	4,983
General and administrative (including $168 to a related party for the three and six months ended June 30, 2026)	9,427	8,873	14,615	17,649
Depreciation and amortization	1,710	2,479	3,391	4,940
Loss on disposal of assets	—	—	14	—
Total costs and expenses	53,400	51,812	102,161	114,098
Loss from operations	(4,951)	(7,106)	(8,860)	(14,182)
Interest expense, net	(637)	(702)	(1,242)	(1,582)
Fair value adjustment of Convertible Notes with related parties	(584)	478	(1,421)	398
Loss before income taxes	(6,172)	(7,330)	(11,523)	(15,366)
Income tax (expense) benefit	(5)	107	(8)	(126)
Net loss	$(6,177)	$(7,223)	$(11,531)	$(15,492)

Basic and diluted loss per share:
Basic	$(0.20)	$(0.30)	$(0.37)	$(0.68)
Diluted	$(0.20)	$(0.30)	$(0.37)	$(0.68)

Weighted average number of shares outstanding:
Basic	31,544,934	24,061,803	31,464,810	22,661,951
Diluted	31,544,934	24,061,803	31,464,810	22,661,951

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2026	30,584,307	$54	768,595	$(11,407)	$467,955	$(443,316)	$13,286
Vesting of restricted stock units and issuance of stock under incentive plans	419,555	1	—	—	(1)	—	—
Share-based compensation	—	—	—	—	995	—	995
Exercise of pre-funded warrants	1,358,415	—	—	—	—	—	—
Net loss	—	—	—	—	—	(6,177)	(6,177)
Balance at June 30, 2026	32,362,277	$55	768,595	$(11,407)	$468,949	$(449,493)	$8,104

Balance at December 31, 2025	30,404,779	$53	768,595	$(11,407)	$467,528	$(437,962)	$18,212
Vesting of restricted stock units and issuance of stock under incentive plans	513,369	2	—	—	(2)	—	—
Share-based compensation expense	—	—	—	—	1,423	—	1,423
Exercise of pre-funded warrants	1,444,129	—	—	—	—	—	—
Net loss	—	—	—	—	—	(11,531)	(11,531)
Balance at June 30, 2026	32,362,277	$55	768,595	$(11,407)	$468,949	$(449,493)	$8,104

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2025	21,412,255	$47	768,595	$(11,407)	$452,459	$(419,064)	$22,035
Vesting of restricted stock units and issuance of stock under incentive plans	317,830	1	—	—	(1)	—	—
Share-based compensation	—	—	—	—	339	—	339
Issuance of pre-funded warrants and common stock warrants	—	—	—	—	3,972	—	3,972
Exercise of pre-funded warrants	3,307,249	2	—	—	(2)	—	—
Net loss	—	—	—	—	—	(7,223)	(7,223)
Balance at June 30, 2025	25,037,334	$50	768,595	$(11,407)	$456,767	$(426,287)	$19,123

Balance at December 31, 2024	20,791,431	$47	768,595	$(11,407)	$447,110	$(410,795)	$24,955
Vesting of restricted stock units and issuance of stock under incentive plans	317,830	1	—	—	(1)	—	—
Share-based compensation expense	—	—	—	—	688	—	688
Issuance of pre-funded warrants and common stock warrants	—	—	—	—	8,972	—	8,972
Exercise of pre-funded warrants	3,928,073	2	—	—	(2)	—	—
Net loss	—	—	—	—	—	(15,492)	(15,492)
Balance at June 30, 2025	25,037,334	$50	768,595	$(11,407)	$456,767	$(426,287)	$19,123

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,531)	$(15,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,391	4,940
Non-cash loan amortization expense	159	365
Non-cash gain on divestiture	(2,352)	—
Share-based compensation expense	2,792	666
Fair value adjustment of Convertible Notes with related parties	1,421	(398)
Loss on disposal of asset	14	—
Non-cash loss on asset write-off	—	698
Allowance for credit losses	478	18
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	7,286	15,287
Prepaid expenses and other current assets	1,142	(490)
Other non-current assets	(5)	134
Operating lease assets and liabilities, net	(35)	(69)
Accounts payable	1,029	(61)
Accrued expenses and other current liabilities	(2,864)	(2,329)
Deferred revenue	(601)	(221)
Other	(4)	(1)
Net cash provided by operating activities	320	3,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(3,203)	(3,200)
Proceeds from note receivable	282	—
Acquisition of property and equipment	(88)	(31)
Net cash used in investing activities	(3,009)	(3,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short and long-term debt	115,717	34,332
Repayments of short and long-term debt	(119,086)	(46,377)
Debt financing costs	—	(125)
Proceeds from issuance of pre-funded and common stock warrants	—	8,972
Net cash used in financing activities	(3,369)	(3,198)
Net decrease in cash, cash equivalents, and restricted cash	(6,058)	(3,382)
Cash, cash equivalents, and restricted cash at beginning of period	13,645	10,694
Cash, cash equivalents, and restricted cash at end of period	$7,587	$7,312
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$1,290	$1,353
Cash refunded for income taxes	$(119)	$(8)
Share-based compensation capitalized in intangible assets	$18	$17
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note receivable issuance for Call Solutions divestiture	$3,000	$—

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended  June 30, 2026 and 2025, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending  December 31, 2026.

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

With the difficulties in sourcing traffic for the owned and operated digital media properties ("O&O Sites"), the Company shifted its strategic focus toward scaling its Commerce Media Solutions business. Commerce Media Solutions has demonstrated growth and operates under a different economic model that reduces exposure to certain media sourcing risks. However, it continues to represent an evolving component of the Company’s business and the continued success of Commerce Media Solutions depends on the Company’s ability to continue to onboard and retain media partners, achieve favorable economics under long-term agreements, and maintain advertiser demand, of which there can be no assurance.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

Since entering into the Financing Agreement (as defined in and discussed in Note 4, Debt, net), the Company has continued to receive advances, as needed, on its eligible account receivables. However, the facility remains uncommitted, with the advances typically due within 120 days, leading to its classification as short-term. Although Bay View (as defined in Note 4, Debt, net) has indicated in writing its intention, absent an event of default, to continue purchasing eligible receivables in the ordinary course, and has made advances since the facility was entered into, such funding remains subject to the discretion of Bay View and the terms and conditions of the Financing Agreement. If availability under the facility were reduced or if Bay View were to cease advances, the Company could have insufficient funds to support its operations and meet its obligations as they come due unless it found another lender or purchaser of its receivables. Based upon the foregoing, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern.

Based on the Company's forecast, management expects to have sufficient liquidity over the next twelve months from the date of filing, but any substantial deviations from such forecasts could adversely affect the Company’s liquidity and ability to access funding. Although the Company has achieved or overperformed forecasts over the trailing three quarters, it did not meet its forecast, at times, over the prior three years.

In addition, the Company is eligible to offer and sell shares of the Company's common stock having an aggregate value of up to $11,200 pursuant to that certain At-the-Market Issuance Sales Agreement dated December 31, 2025 by and between the Company and Lake Street Capital Markets, LLC. As of June 30, 2026, no shares have been sold. The Company's ability to raise capital under this program or through other financing sources is subject to market conditions and other factors and  may be limited or unavailable at acceptable terms, if at all.

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

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

Reclassification

During the three and six months ended June 30, 2025, the Company reclassified certain salaries and benefits and other costs among sales and marketing, product development, and general and administrative expenses within the consolidated statements of operations to better align with how management reviews the business and personnel allocate their time. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported total costs and expenses, loss from operations, or net loss for any period presented.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC No. 350-40. ASU No. 2025-06 clarifies and modernizes the accounting for costs related to internal-use software. The amendments in ASU No. 2025-06 remove all references to project stages throughout Subtopic No. 350-40 and clarify the threshold entities apply to begin capitalizing costs. The guidance will be effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal periods. Companies have the option to apply the guidance on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes improvements to the ASC for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This update is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

(c) Revenue recognition

Data and performance-based marketing revenue

Revenue is generated when there is a transfer of control of a good or service for a consideration amount the Company is expected to be entitled to. Revenue is recognized when a company has satisfied its performance obligations to a customer and can reasonably expect and measure the payment. The Company's performance obligations are typically to (a) deliver data records based on predefined qualifying characteristics specified by the customer, (b) generate conversions based on predefined user actions (for example, a click, a registration, or the installation of an app) and subject to certain qualifying characteristics specified by the customer, (c) deliver media spend as a part of the business of AdParlor, LLC d/b/a Trevant ("Trevant"), a wholly-owned subsidiary of the Company, and (d)  transfer calls with the Company's advertiser clients as a part of the call center operation, through January 31, 2026. These Company performance obligations have the customer simultaneously receiving and consuming the benefits provided.

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

The Company has elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure for revenue to be recognized, as it corresponds directly with the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's revenue arrangements do not contain significant financing components. As of  June 30, 2026,  December 31, 2025 and 2024, the balance of accounts receivable was $26,837, $28,499, and $26,131, respectively.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  June 30, 2026,  December 31, 2025, and December 31, 2024, the balance of deferred revenue was $120, $721, and $556, respectively. The majority of the deferred revenue balance as of  December 31, 2025 was recognized as revenue during the first quarter of 2026.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the corresponding amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  June 30, 2026,  December 31, 2025, and December 31, 2024, unbilled revenue included in the Company's accounts receivable was $12,512, $17,701, and $18,625, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not differed materially from actual invoiced revenue.

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

Revenue Disaggregation

The following tables present the Company’s disaggregated revenue by media resources along with its availability and demand for the three and six months ended June 30, 2026 and 2025, based on segment reporting:

	Three Months Ended June 30,			Three Months Ended June 30,
	2026			2025
	Fluent	All Other	Consolidated	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	$16,300	$—	$16,300	$21,402	$—	$21,402
Commerce Media Solutions	30,547	—	30,547	16,080	—	16,080
Call Solutions	—	—	—	5,630	—	5,630
Trevant	—	2,004	2,004	—	1,551	1,551
All Other(1)	—	(402)	(402)	—	43	43
Total Revenue	$46,847	$1,602	$48,449	$43,112	$1,594	$44,706
(1)

The balance for the three months ended  June 30, 2026 was due to the reassessment of the health insurance policies estimated lifetime value related to its prior commission revenue, that is in run-off. The balance for the three months ended  June 30, 2025 is fully related to commission revenues in run-off.

	Six Months Ended June 30,			Six Months Ended June 30,
	2026			2025
	Fluent	All Other	Consolidated	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	32,047	$—	$32,047	$52,484	$—	$52,484
Commerce Media Solutions	56,412	—	56,412	28,740	—	28,740
Call Solutions	1,213	—	1,213	15,709	—	15,709
Trevant	—	4,031	4,031		2,948	2,948
All Other(1)	—	(402)	(402)	—	35	35
Total Revenue	$89,672	$3,629	$93,301	$96,933	$2,983	$99,916
(1)	The balance for the six months ended June 30, 2026 was due to the reassessment of the health insurance policies estimated lifetime value related to its prior commission revenue, that is in run-off. The balance for the six months ended June 30, 2025 is fully related to commission revenues in run-off.

Owned and Operated and Commerce Media Solutions in the tables above represent the Company’s remaining data and performance-based marketing revenue. Prior to its divestiture, Call Solutions also consisted of performance-based marketing revenue (refer to Note 12, Divestiture for details).

Seasonality

The Company's performance is subject to fluctuations related to seasonality and cyclicality in our clients' and media partners' businesses. Other factors affecting the Company  may include macroeconomic conditions that impact the digital advertising industry, the various client and partner verticals served, and general market conditions.

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

(e) Note receivable and allowance for credit losses

In connection with the divestiture on January 31, 2026, the Company received a note ("Note") that is a collateral-dependent financial asset valued at amortized cost (as defined in Note 12, Divestiture). The Company then evaluated the Note for expected credit losses and concluded an allowance of $427 was required, which was recorded in prepaid expenses and other current assets. The allowance was estimated using a probability of default and loss given default methodology, which incorporated a borrower-specific credit assessment and the estimated fair value of the underlying collateral, adjusted for the Company's subordinated position. Management also considered current and forecasted macroeconomic conditions in evaluating whether additional adjustments to the allowance were necessary.

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

See Note 5, Fair Value Measurements, for further details.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

(g) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired when accounted for by the acquisition method of accounting. As of  June 30, 2026 and  December 31, 2025, there was no remaining goodwill.

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

For the six months ended June 30, 2026 and 2025, basic and diluted loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(6,177)	$(7,223)	$(11,531)	$(15,492)
Denominator:
Weighted average shares outstanding	31,252,003	23,840,664	31,176,650	22,378,144
Weighted average restricted shares vested not delivered	292,931	221,139	288,160	283,807
Total basic weighted average shares outstanding	31,544,934	24,061,803	31,464,810	22,661,951
Dilutive effect of assumed conversion of restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	31,544,934	24,061,803	31,464,810	22,661,951
Basic and diluted loss per share:
Basic	$(0.20)	$(0.30)	$(0.37)	$(0.68)
Diluted	$(0.20)	$(0.30)	$(0.37)	$(0.68)

Based on exercise prices compared to the average stock prices for the three and six months ended June 30, 2026 and 2025, certain stock equivalents have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	1,836,203	836,393	1,836,203	836,393
Stock options	331,667	331,667	331,667	331,667
Common stock warrants	7,701,383	1,829,956	7,701,383	1,829,956
Total anti-dilutive securities	9,869,253	2,998,016	9,869,253	2,998,016

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	June 30, 2026	December 31, 2025
Gross amount:
Software developed for internal use	3	$29,840	$28,141
Acquired proprietary technology	3-5	13,482	14,282
Customer relationships	5-10	34,986	36,686
Trade names	4-20	16,657	16,657
Domain names	20	191	195
Databases	5-10	31,292	31,292
Non-compete agreements	2-5	1,768	1,768
Total gross amount		128,216	129,021

Accumulated amortization:
Software developed for internal use		(20,929)	(19,305)
Acquired proprietary technology		(13,482)	(14,282)
Customer relationships		(34,986)	(36,472)
Trade names		(8,938)	(8,529)
Domain names		(101)	(97)
Databases		(31,292)	(31,292)
Non-compete agreements		(1,768)	(1,768)
Total accumulated amortization		(111,496)	(111,745)

Net intangible assets:
Software developed for internal use		8,911	8,836
Customer relationships		-	214
Trade names		7,719	8,128
Domain names		90	98
Total intangible assets, net		$16,720	$17,276

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

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

The Company completed its quarterly triggering event assessment for the three months ended  June 30, 2026 and determined that no triggering event had occurred requiring further impairment assessment of its long-lived assets.

Amortization expenses of $1,701 and $2,407 for the three months ended  June 30, 2026 and 2025, respectively, and $3,363 and $4,798 for the six months ended June 30, 2026 and 2025, respectively, are included in depreciation and amortization expenses in the consolidated statements of operations. As of  June 30, 2026, intangible assets with a carrying amount of $546, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of  June 30, 2026, estimated amortization expenses related to the Company's intangible assets for the remainder of 2026 and through 2031 and thereafter are as follows:

Year	June 30, 2026
Remainder of 2026	$1,899
2027	3,798
2028	3,798
2029	2,313
2030	827
2031 and thereafter	4,085
Total	$16,720

4. Debt, net

Debt, net of unamortized discount and financing costs, related to the Financing Agreement (as defined herein), Note Payable (as defined herein), and Convertible Notes (as defined herein) with related parties consisted of the following:

	June 30, 2026	December 31, 2025
Financing Agreement due 2028 (less unamortized discount and financing costs of $767 and $926, respectively)	$26,759	$30,346
Note Payable due 2026	—	500
Convertible Notes, at fair value with related parties	5,155	3,734
Debt, net	31,914	34,580
Less: Short term and current portion of long-term debt	(26,759)	(30,846)
Long-term debt, net (non-current)	$5,155	$3,734

Accounts Receivable Finance Agreement

On November 25, 2025, the Company and its affiliates Fluent, LLC, Fluent Media Labs, LLC and AdParlor, LLC, each a wholly owned subsidiary of the Company, entered into an Accounts Receivable Finance Agreement (the "Financing Agreement") with CSNK Working Capital Finance Corp. d/b/a Bay View Funding ("Bay View"), a portion of the net proceeds of which were used to repay and terminate the SLR Credit Facility (as defined below).

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

Under the Financing Agreement, Bay View may extend financing to the Company based on eligible domestic and foreign accounts receivable, provided that the aggregate amount of advances thereon shall not exceed the lesser of a maximum credit of $30,000  (the "Maximum Credit") or an amount equal to the sum of all advances less any funds received by Bay View pursuant to the Financing Agreement over the collection amounts adjusted for obligation that is maintained in a reserve account. All collections of the financed receivables go directly to Bay View and are applied to the Company’s obligations under the Financing Agreement.  The transfer of the receivables was recorded as secured borrowings in accordance with ASC 860, Transfers and Servicing (“ASC 860”), with the receivables remaining on the balance sheet as a current asset.  As of  June 30, 2026, the Financing Agreement had a balance of $27,526, which was recorded within current liabilities as the underlying receivables are typically due within 120 days and Bay View may require repayment of amounts outstanding beyond that period. In addition, the Company had $159 in its reserve accounts with Bay View as of  June 30, 2026, which was recorded within prepaids and other current assets. The net unused advance as of  June 30, 2026 was $2,633.

The Financing Agreement has an initial term of 36 months (the "Initial Term") and renews automatically for additional 12-month periods unless terminated in accordance with its terms. The Company is required to pay a facility fee in the amount of 0.50% of the Maximum Credit as of November 25, 2025 and then annually a 0.33% of the Maximum Credit as well as a finance charge based on prime plus 2.0% based on the average balance outstanding during the month. In addition, the Company will be required to pay certain administrative fees. The finance rate shall increase or decrease monthly but not be less than 8.75% for the first year from the initial funding date, 8.50% for the second year of the Initial Term and 8.25% for the third year of the Initial Term. As of  June 30, 2026, the annual finance charge rate was 11.75%, which includes the management fee of 3.0% applied on the end of month average outstanding balance.  The total cost of the Financing Agreement for the six months ended June 30, 2026 was $1,273, inclusive of the management fee, and was included in interest expense on the consolidated statements of operations under the effective interest method. In addition, amortization of the debt discount for the six months ended June 30, 2026 was $159, and was included in interest expense on the consolidated statements of operations.

The Company’s obligations under the Financing Agreement are secured by a security interest in substantially all of the Company’s assets.

The Financing Agreement contains customary representations, warranties, covenants and events of default, including repurchase obligations with respect to certain receivables.

Credit Facility

On April 2, 2024, Fluent, LLC, a wholly owned subsidiary of the Company (the "Borrower"), entered into a credit agreement (as amended, the "SLR Credit Agreement") with certain of its subsidiaries and the Company, as guarantors, and Crystal Financial LLC d/b/a SLR Credit Solutions, as administrative agent, lead arranger and bookrunner ("SLR"), and each other lender from time to time party thereto.

The SLR Credit Agreement provided for a $20,000 term loan (the "SLR Term Loan") and a revolving credit facility of up to $30,000 (the "SLR Revolver," and, together with the SLR Term Loan, the "SLR Credit Facility"). On November 26, 2025, the SLR Credit Facility had been repaid, prior to maturity, resulting in a debt extinguishment loss of approximately $3,759, which included the $1,000 early termination fee.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

Note Payable

On March 17, 2024, Fluent, LLC entered into a junior secured promissory note (the "Note Payable") with Freedom Debt Relief, LLC ("FDR") in the principal amount of $2,000. The Note Payable bore interest equal to one-month CME Term SOFR (defined as the rate published by the CME Group Benchmark Administration Limited) plus 11.0% per annum, compounded quarterly. The opening interest rate of the Note Payable was 16.32% (SOFR + 11%). On April 8, 2026, the final payment was made on the Note Payable.

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

In connection with the Second Amendment and the Notes Purchase Agreement, the Company and SLR entered into a Subordination Agreement with each purchaser of the Convertible Notes on  August 19, 2024 (the "Subordination Agreements"). The Subordination Agreements confirmed the subordinated nature of the Convertible Notes and restricted payments to and remedies of the holders of the Convertible Notes for so long as the SLR Credit Agreement had indebtedness outstanding. The Subordination Agreements provided that the Company may not make any payment of principal or interest on the Convertible Notes unless certain conditions are met. Following the refinancing of the SLR Credit Agreement with the Bay View facility, the Convertible Notes remain subordinated to the Company's obligations under the Bay View credit facility.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

The Convertible Notes are accounted for at fair value under the fair value option ("FVO") in accordance with ASC 825, Financial Instruments ("ASC 825"). ASC 825 permits the FVO election for debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the FVO election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

The initial fair value was determined to be greater than the principal balance of the Convertible Notes. The transaction was entered into with certain of the Company's officers and directors and the largest stockholder and was required under the Second Amendment for liquidity needs. Further, the Company reviewed the valuation and determined it was appropriate, resulting in a day one unrealized loss on the Convertible Notes of $2,110.

As of  June 30, 2026, the principal balance of the Convertible Notes was $2,601, with a fair value of $5,155. The Company recognized an additional increase in fair value of $584 and $1,421 for the three and six months ended June 30, 2026, which was recognized in other income (expense) from operations. For the six months ended June 30, 2026, accrued interest was paid in kind.

Maturities

As of  June 30, 2026, scheduled future maturities of the outstanding debt are as follows:

Year	June 30, 2026
Remainder of 2026	$27,526
2027	—
2028	—
2029	2,601
Total maturities	$30,127

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

5. Fair Value Measurements

The fair value of the Company's cash, cash equivalents, current restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of these instruments. Restricted cash includes a separately maintained cash account, as required under the terms of a lease agreement the Company entered into on  October 10, 2018 for office space in New York City. On  April 15, 2025, the Company received the landlord’s consent for the second amendment to its sublease, which reduced the subleased premises and payments, effective March 19, 2025. The consent also approved the extension of the sublease term by four years, effective April 15, 2025. In connection with this lease agreement, the Company recorded $710 and $710 in non-current restricted cash as of  June 30, 2026 and December 31, 2025, respectively, on the consolidated balance sheets.

As of  June 30, 2026, the Company regards the fair value of its Note (as defined in Note 12, Divestiture) and debt to approximate its carrying value.

The following table presents the Company’s fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis as of  June 30, 2026 and  December 31, 2025:

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Restricted cash	$710	—	—	$710	—	—
Note(1)	—	2,718	—	—	—	—
Liabilities:
Debt, net(2)	—	27,526	—	—	31,772	—
Convertible Notes with related parties	—	—	5,155	—	—	3,734
Contingent consideration in connection with TAPP(3)	—	—	—	—	—	34

(1)	Excludes the allowance for credit losses. See Note 1(e), Note receivable and allowance for credit losses.
(2)	Inclusive of the credit facilities and note payable. The debt fair value does not include debt issuance costs or debt discount. See Note 4, Debt, net.
(3)	Balance was recorded in accrued expenses and other current liabilities with changes to the balance as a result of adjustment of the fair value related to the initial discount rate and payments made.

Convertible Notes with related parties

The Company issued the Convertible Notes on August 19, 2024 and elected the fair value option. See Note 4, Debt, net. The following is a reconciliation of the fair value from  December 31, 2025 to  June 30, 2026:

Amount
Fair value as of December 31, 2025	$3,734
Loss on change in fair value reported in the consolidated statements of operations	1,421
Fair value as of June 30, 2026	$5,155

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

Assumptions	June 30, 2026
Face value of principal payable	$2,601
Strike price	3.01
Value of common stock	3.73
Expected term (years)	2.8
Volatility	76.0%
Risk free rate	4.2%
Discount rate	13.9%

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

Amount
Fair value as of December 31, 2025	$34
Payment of compensation expense	(34)
Fair value as of June 30, 2026	$0

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of  June 30, 2026, there were none.  See Note 1(g), Goodwill.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate (“AETR”). The Company updates its estimated AETR on a quarterly basis and, if the estimate changes, records a cumulative adjustment.

As of  June 30, 2026 and  December 31, 2025, the Company recorded a full valuation allowance against U.S. net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these valuation allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release  may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the six months ended June 30, 2026, the Company's effective income tax rate of 0.1% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the six months ended June 30, 2025, the Company's effective income tax rate of 0.8% primarily represented state and local tax expense and losses for which no tax benefit was recognized.

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

7. Equity

Common stock

As of  June 30, 2026 and  December 31, 2025, the number of issued shares of common stock was 32,362,277 and 30,404,779, respectively, which included shares of treasury stock of 768,595 and 768,595, respectively.

For the six months ended June 30, 2026, the increase in the number of issued shares of common stock was the result of the exercise of pre-funded warrants for 1,444,129 shares of common stock and the issuance of 513,369 shares of common stock issued upon vesting of RSUs, in which no shares of common stock were withheld to cover statutory taxes upon such vesting.

Private placements

On November 29, 2024, the Company entered into securities purchase agreements (the "December 2024 Purchase Agreements") with certain accredited or sophisticated investors (the "December 2024 Purchasers"), all of whom were related parties, pursuant to which the Company sold  to the December 2024 Purchasers unregistered pre-funded warrants (the "December 2024 PFWs") to purchase up to 1,187,802 shares of the Company’s common stock, at a purchase price of $2.3147 per December 2024 PFW and an exercise price of $0.0005 per share of common stock (the "December Private Placement"). The December 2024 Purchasers consisted of three officers and/or directors and the largest stockholder of the Company. No underwriting discounts or commissions were paid with respect to the December Private Placement.

The Company closed the December 2024 Private Placement on December 2, 2024, with aggregate gross proceeds totaling $2,750, before deducting offering expenses payable by the Company of $22. The Company's largest stockholder exercised its warrant on December 9, 2024. The December 2024 PFWs purchased by three officers and/or directors of the Company were subject to stockholder approval, which was obtained on June 18, 2025, and terminated when exercised in full. The officers and/or directors exercised their December 2024 PFWs on June 24, 2025.

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

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

On May 15, 2025, the Company entered into securities purchase agreements (the "May 2025 Purchase Agreements") with certain accredited or sophisticated investors (the "May 2025 Purchasers"), all of whom were related parties, pursuant to which the Company sold to the May 2025 Purchasers (i) unregistered pre-funded warrants (the "May 2025 PFWs") to purchase up to 1,829,956 shares of the Company’s common stock, and (ii) unregistered warrants (the "May 2025 CSWs") to purchase up to 1,829,956 shares of the Company’s common stock (the "May 2025" Private Placement"). The May 2025 PFWs had a purchase price of $2.1995, have an exercise price of $0.0005 per share of common stock, will become immediately exercisable after stockholder approval and will terminate when exercised in full. The May 2025 CSWs  have an exercise price of $2.20 and will expire three years from the issuance date. The May 2025 Purchasers consisted of four officers and/or directors, the Company’s largest stockholder, and institutional investors or others for whom they have or share beneficial ownership. No underwriting discounts or commissions were paid with respect to the May 2025 Private Placement.

The aggregate gross proceeds totaled $4,025, before deducting offering expenses payable by the Company of $54. The allocation of the fair values was $2,671 for the May 2025 PFWs and $1,354 for the May 2025 CSWs. The Company's largest stockholder exercised its May 2025 PFWs on May 19, 2025. The May 2025 PFWs purchased by the four officers and/or directors of the Company were subject to stockholder approval, which was obtained on June 17, 2026, and were subsequently exercised as of June 30, 2026.

On August 19, 2025, the Company entered into securities purchase agreements (the "August 2025 Purchase Agreements") with certain officers and/or directors of the Company or others for whom they have or share beneficial ownership (the “August 2025 Inside Investors”), the largest stockholder of the Company and other accredited investors, (collectively, together with the August 2025 Inside Investors, the “August 2025 Purchasers”), pursuant to which the Company sold to the August 2025 Purchasers (i) 3,542,856 unregistered shares (the “August 2025 Shares”) of common stock, (ii) unregistered pre-funded warrants (the “August 2025 PFWs") to purchase up to 2,328,571 shares of the Company’s common stock, and (iii) unregistered warrants (the "August 2025 CSWs" and, together with the August 2025 PFWs, the "August 2025 Warrants") to purchase up to 5,871,427 shares of the Company’s common stock (the "August 2025 Private Placement").

Each August 2025 Share and accompanying August 2025 CSW were sold together at a purchase price of $1.75 per share and accompanying warrant, and each August 2025 PFW and accompanying August 2025 CSWs were sold together at a purchase price of $1.7495 per pre-funded warrant and accompanying common stock warrant, for aggregate gross proceeds of approximately $10,275 before deducting estimated offering expenses of approximately $742 payable by the Company. The allocation of the fair values was $3,271 for the August 2025 Shares, $2,150 for the August 2025 PFWs and $4,854 for the August 2025 CSWs.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

The August 2025 PFWs had an exercise price of $0.0005 per share of common stock and were immediately exercisable upon issuance for all August 2025 Purchasers other than the August 2025 Inside Investors. Nearly all of the August 2025 Purchasers (other than the August 2025 Inside Investors) exercised their August 2025 PFWs during the month of September 2025, for an aggregate of 1,657,143 shares of common stock, with the additional 85,714 shares related to non-affiliates being exercised in February 2026. The remaining unexercised August 2025 PFWs to purchase 585,714 shares of common stock, all of which were held by August 2025 Inside Investors, were subject to stockholder approval, which was obtained on June 17, 2026, and were subsequently exercised as of June 30, 2026.

The August 2025 CSWs are exercisable for a period of five and one-half years from the date of issuance and may be exercised six months and one day from the date of issuance at an exercise price of $2.21 per share, subject to adjustment. The Company is prohibited from effecting an exercise of the August 2025 Warrants to the extent that, as a result of such exercise, the holder together with the holder’s affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the August 2025 Warrants, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

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

As of  June 30, 2026, and December 31, 2025, an aggregate of 7,029,543 and 5,585,216 respectively, of the December 2024 PFWs, March 2025 PFWs,  May 2025 PFWs, and August 2025 PFWs were exercised. For a portion, the exercise was cashless in nature.

The issuance of the December 2024 PFWs, March 2025 PFWs, May 2025 PFWs, and August 2025 PFWs was reflected in the Company's stockholders' equity within common stock and additional paid-in-capital. In accordance with ASC 815-40, Derivatives and Hedging, a contract is classified as an equity agreement if it is both indexed to its own stock and classified in stockholders' equity. The  December 2024 PFWs, March 2025 PFWs, May 2025 PFWs, and August 2025 PFWs met the requirements of being classified as equity because (i) they had a fixed share limit and the Company had sufficient authorized and unissued shares, (ii) they required physical or net share settlement, and (iii) no cash payments or settlement top-off was required by the Company.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

Common stock warrants

As of  June 30, 2026 and  December 31, 2025, the Company had 7,701,383 and 7,701,383 common stock warrants outstanding, respectively. The Company determined that the detachable common stock warrants issued in connection with the May 2025 Purchase Agreements and August 2025 Purchase Agreements met the definition of freestanding financial instruments and qualified for classification as permanent equity under applicable accounting guidance. The Company accounts for warrants as either equity-classified or liability-classified instruments in accordance with the guidance provided in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Equity-classified warrants are those that are indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40. These instruments are recorded in equity at fair value on the issuance date and are not subsequently remeasured, provided the Company continues to meet the equity classification criteria. As the common stock warrants were issued in conjunction with the other equity instruments, the proceeds have been allocated to each using the relative fair value method and recorded as a component of additional paid-in-capital as of the issuance date. These warrants are included in the diluted earnings per share calculation when they are in-the-money and dilutive, as their features are considered participatory in nature.

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

The Company is not obligated to sell any of the Shares under the ATM Agreement and may at any time suspend solicitation and offers thereunder. The offering of Shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale of Shares having an aggregate offering price of $11,200 and (2) the termination of the ATM Agreement by either the Company or Lake Street, as set forth therein.

Treasury stock

As of  June 30, 2026 and  December 31, 2025, the Company held shares of treasury stock of 768,595 and 768,595, respectively, with a cost of $11,407 and $11,407, respectively.

The Company's share-based incentive plans allow employees the option to either make a cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the six months ended June 30, 2026, no shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose. See Note 8, Share-based compensation.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

8. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan") that authorized for issuance 2,570,421 shares of the Company's common stock. The 2022 Plan was amended on June 18, 2025 at the Company’s 2025 annual meeting of stockholders which approved an increase of the number of shares of common stock authorized for issuance under the 2022 Plan by 2,000,000 shares. The 2022 Plan was amended again on June 17, 2026 at the Company’s 2026 annual meeting of stockholders which approved an increase of the number of shares of common stock authorized for issuance under the 2022 Plan by 1,900,000 shares. As of  June 30, 2026, the Company had 2,521,386 shares of common stock available for grants pursuant to the 2022 Plan, which includes 328,517 shares of common stock previously available for issuance under the 2018 Stock Incentive Plan.

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

The primary purpose of the 2025 plan, 2022 Plan and prior plans is to attract, retain, reward, and motivate certain individuals by providing them with opportunities to acquire or increase their ownership interests in the Company. In October 2022, the Company issued to certain of its senior officers and employees, RSUs (time-based), long-term incentive grants (performance and time-based vesting RSUs), or performance stock units ("PSUs") (on achievement of targets, a cash payout) under the 2022 Plan. In October 2025 and April 2026, the Company issued to certain of its senior officers and employees (i) RSUs (time-based, a cash payout) and PSUs (performance and time-based vesting RSUs, a cash payout) under the 2025 Plan and (ii)  RSUs (time-based) and PSUs (on achievement of targets) under the 2022 Plan.

Stock options

The Compensation Committee (the "Compensation Committee") of the Company's Board of Directors approved the grant of stock options to certain Company officers, which were issued on  February 1, 2019,  December 20, 2019, March 1, 2020, and  March 1, 2021. Subject to continuing service, 50% of the stock options will vest if the Company's stock price remains above 125%, 133.33%, 133.3% and 133.33%, respectively, of the exercise prices for 20  consecutive trading days, and the remaining 50% of the stock options will vest if the Company's stock price remains above 156.25%, 177.78%, 177.78% and 177.78%, respectively, of the exercise prices for 20 consecutive trading days; provided, that no shares vested prior to the first anniversary of the grant date.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

As of  June 30, 2026, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any stock options that had remained unvested as of the fifth anniversary of the grant date vested in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

Issuance Date	February 1, 2019	December 20, 2019	March 1, 2020	March 1, 2021
Fair value lower range	$16.86	$9.48	$8.76	$26.04
Fair value higher range	$17.16	$9.66	$8.94	$26.58
Exercise price	$28.32	$15.36	$13.98	$37.98
Expected term (in years)	1.0 - 1.3	1.0 - 1.6	1.0 - 1.5	1.0 - 1.3
Expected volatility	65%	70%	70%	80%
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.61%	1.85%	1.05%	1.18%

On  September 9, 2024, the Compensation Committee approved the grant of stock options to the Company's Chief Financial Officer in connection with his employment agreement. Subject to his continuing service, 50% of the stock options will vest if the average closing price of the Company's common stock is equal to three times the exercise price for ten consecutive trading days, and the remaining 50% of the shares subject to these stock options will vest if the average closing price of the Company's common stock is equal to five times the exercise price for 10 consecutive trading days. Notwithstanding the foregoing, the options will immediately vest upon the occurrence of certain conditions such as a change in control. The fair value of the stock option granted was estimated on the date of the grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair value for the award is summarized below:

Issuance Date	September 9, 2024
Fair value lower range	$—
Fair value higher range	$15.59
Exercise price	$2.75
Expected term (in years)	3.0 - 4.3
Expected volatility	65%
Dividend yield	—%
Risk-free rate	3.7%

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

For the six months ended June 30, 2026, details of stock option activity were as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2025	331,667	$16.35	5.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2026	331,667	$16.35	5.1	$124
Options exercisable as of June 30, 2026	203,333	$21.26	4.0	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the six months ended June 30, 2026, the unvested balance of stock options was as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2025	138,500	$4.33	8.5
Granted	—	—	—
Forfeited	—	—	—
Vested	(10,166)	—	—
Unvested as of June 30, 2026	128,334	$2.81	8.2

Compensation expense recognized for stock options was $15 and $18 for the three months ended  June 30, 2026 and 2025, respectively, and $30 and $37 for the six months ended June 30, 2026 and 2025, respectively, was recognized in product development and general and administrative expenses in the consolidated statements of operations. As of  June 30, 2026, there was $100 of unrecognized share-based compensation with respect to outstanding stock options.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

Restricted stock units and restricted stock

For the six months ended June 30, 2026, details of unvested RSU activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2025	1,471,345	$11.12
Granted	1,084,206	3.19
Vested and delivered	(513,369)	3.26
Withheld as treasury stock (1)	—	—
Vested not delivered (2)	(66,070)	1.95
Forfeited	(139,909)	2.96
Unvested as of June 30, 2026	1,836,203	$9.54

(1)

As discussed in Note 7, Equity, the treasury stock relates to shares withheld to cover statutory withholding taxes upon the delivery of shares following the vesting of RSUs. As of  June 30, 2026, there were 768,595 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the six months ended June 30, 2026, there was a change in the vested not delivered balance due to a net 66,070 shares that were deferred due to timing of delivery of certain shares, of which no shares had elected deferred delivery. As of  June 30, 2026, 362,875 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs of $1,523 and $321 for the three months ended  June 30, 2026 and 2025, respectively, and $2,310 and $651 for the six months ended June 30, 2026 and 2025, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of  June 30, 2026, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $4,317, which is expected to be recognized over a weighted average period of 2.3 years.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

For the three and six months ended June 30, 2026 and 2025, share-based compensation for the Company's stock options, RSUs, and common stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$124	$28	$240	$52
Product development	143	36	295	82
General and administrative	1,264	267	1,787	537
Share-based compensation expense	1,531	331	2,322	671
Capitalized in intangible assets	7	8	18	17
Total share-based compensation	$1,538	$339	$2,340	$688

As of  June 30, 2026 and  December 31, 2025, the Company recorded a liability of $361 and $165, respectively, related to PSUs that are to be settled in cash.

Related party RSUs

The Company entered into an Amended and Restated Consulting Agreement (the "Consulting Agreement"), effective June 16, 2026, with an entity controlled by an immediate family member of the Company's Chief Strategy Officer (the "Consultant"), pursuant to which the Consultant provides operational consulting and advisory services to the Company's executive leadership team. The Consulting Agreement and  compensation structure were  approved by the Compensation Committee on June 16, 2026, and renews on a quarter-to-quarter basis until terminated by either party.

Under the Consulting Agreement, for each calendar quarter in which the Consultant performs the operational consulting services, the Company grants the Consultant RSUs with a grant-date fair value of $50, calculated by dividing $50 by the closing price of the Company's common stock on the last trading day of the calendar quarter. Each quarterly grant is made and vests in full upon approval by the Compensation Committee.

The Company accounts for the RSU awards in accordance with ASC 718, Compensation - Stock Compensation. Each quarterly grant is treated as a separate award measured at fair value and vested in full on the grant date. Because each grant is made in arrears for services already rendered during the calendar quarter ending on the grant date, the service inception date precedes the grant date and compensation cost is recognized in the requisite service period.

For the three months ended June 30, 2026, the Company recognized $50 of share-based compensation expense for services rendered during the period and granted 13,404 RSUs that vested immediately. In addition, the Consulting Agreement included a one-time transition payment of 36,656 RSUs that were granted and vested on June 16, 2026 for services provided for the three months ended December 31, 2025 and March 31, 2026. In connection with the one-time payment, the Company recorded $118 of share-based compensation expense, all of which is included in general and administrative expenses in the consolidated statements of operations.

9. Segment information

The Company identifies operating segments as components of an entity for which discrete financial information is available and are regularly reviewed by the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker ("CODM") and has final authority in making decisions regarding resource allocation and performance assessment. The profitability measure employed by CODM is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The use of EBITDA as a financial metric provides management and investors with a clearer view of the core business performance and profitability, excluding the effects of financing and other non-operational expenses.

As of  June 30, 2026, the Company had two continuing operating segments: a) "Fluent", which reflects Owned and Operated and Commerce Media Solutions revenue, and b) "AdParlor d/b/a Trevant." The Company determined that it has one reportable segment, "Fluent," for the purposes of segment reporting. The Fluent reporting segment combines Fluent with the Call Solutions operating segment. The Call Solutions business was divested on January 31, 2026 (refer to Note 12, Divestiture, below for details); however, the divestiture did not trigger a re-assessment under ASC 280. This reporting unit works with advertisers to bring consumers to their products through multiple media channels and earn revenue when a consumer completes an action as agreed upon with the advertisers. The remaining activity represents the operating results of AdParlor, LLC, which mainly performs media buying, and those businesses sold or in run-off, which are included for purposes of reconciliation of the respective balances below to the consolidated financial statements and included within "Unallocated" below.

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

Summarized financial information concerning the Company's segments for the three and six months ended June 30, 2026 and 2025 are shown in the following tables below, noting prior period amounts have been recast to conform to the Company's current period segment presentation:

	Three Months Ended June 30,		Three Months Ended June 30,
	2026		2025
	Fluent	Total	Fluent	Total
Revenue(1):
United States	$27,810		$27,897
International	19,037		15,215
Total segment revenue	$46,847		$43,112

Reconciliation of revenue
Unallocated revenue		1,602		1,594
Total revenue		$48,449		$44,706

Costs of revenue
Cost of revenue (exclusive of depreciation and amortization)	33,993		34,301

Costs and expenses:
Salaries and benefits	9,039		7,343
Professional fees	1,477		1,501
IT and software	1,284		1,071
Other segment items(2)	3,826		3,830
Segment EBITDA	$(2,772)		$(4,934)

Reconciliation of Segment EBITDA to loss before income taxes
Segment EBITDA (from above)		$(2,772)		$(4,934)
Plus: Unallocated revenue		1,602		1,594
Less:
Unallocated cost of revenue (exclusive of depreciation and amortization)		447		125
Unallocated salaries and benefits		1,053		930
Unallocated professional fees		111		82
Unallocated IT and software		70		53
Unallocated other operating items(2)		390		97
Depreciation and amortization		1,710		2,479
Interest expense, net		637		702
Fair value adjustment of Convertible Notes, with related parties		584		(478)
Loss before income taxes		$(6,172)		$(7,330)

(1) Revenue aggregation is based upon location of the customer.

(2) Balance includes sales and marketing expense, travel and entertainment expense, office overhead, restructuring and severance, impairment of intangible assets, and other operating costs.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

	Six Months Ended June 30,		Six Months Ended June 30,
	2026		2025
	Fluent	Total	Fluent	Total
Revenue(1):
United States	$53,694		$63,802
International	35,978		33,131
Total segment revenue	$89,672		$96,933

Reconciliation of revenue
Unallocated revenue		3,629		2,983
Total revenue		$93,301		$99,916

Costs of revenue
Cost of revenue (exclusive of depreciation and amortization)	68,457		78,033

Costs and expenses:
Salaries and benefits	16,605		15,032
Professional fees	3,022		3,660
IT and software	2,340		2,257
Other segment items(2)	4,277		7,163
Segment EBITDA	$(5,029)		$(9,212)

Reconciliation of Segment EBITDA to loss before income taxes
Segment EBITDA (from above)		$(5,029)		$(9,212)
Plus: Unallocated revenue		3,629		2,983
Less:
Unallocated cost of revenue (exclusive of depreciation and amortization)		796		168
Unallocated salaries and benefits		2,115		2,047
Unallocated professional fees		294		164
Unallocated IT and software		127		145
Unallocated other operating items(2)		737		489
Depreciation and amortization		3,391		4,940
Interest expense, net		1,242		1,582
Fair value adjustment of Convertible Notes, with related parties		1,421		(398)
Loss before income taxes		$(11,523)		$(15,366)

(1) Revenue aggregation is based upon location of the customer.

(2) Balance includes sales and marketing expense, travel and entertainment expense, office overhead, restructuring and severance, impairment of intangible assets, and other operating costs.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2026	2025
Total assets:
Fluent	$65,626	$79,570
Unallocated	9,507	9,563
Total assets	$75,133	$89,133

As of  June 30, 2026, long-lived assets are all located in the United States.

For the six months ended June 30, 2026, 27.3% of the Company's consolidated revenue was earned from customers located in Israel. In addition, the Company identified two international customers within the Fluent segment that represented 11.2% and 10.2% of the Company’s consolidated revenue.

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

As of June 30, 2026, the Company did not accrue any amounts for loss contingencies as they were not probable nor reasonably estimable.

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

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

12. Divestiture

Winopoly

On January 31, 2026, Inbox Pal, LLC, an indirect subsidiary of the Company, and InsurCo, LLC (“InsurCo”) entered into a membership interest purchase agreement pursuant to which Inbox Pal, LLC conveyed 100% of the membership interests of Winopoly, LLC ("Winopoly") to InsurCo. Winopoly was a call center-supported performance marketplace that provided live-call-based performance campaigns to help clients increase engagement through the Company's Call Solutions business. The deemed fair value of the consideration received was approximately $2,800, which consisted of a $3,000 secured promissory note (the “Note”) along with forgiveness of approximately $200 owed to the Company related to the profit share obligation. The Note bears interest at 12.96% per annum and is payable in monthly installments of $100. In connection with the transaction, the Company conveyed dissimilar assets relating to the Call Solutions business, excluding net working capital. In addition, the Company terminated all remaining employees related to Winopoly prior to the transaction. InsurCo’s members are former employees of the Company.  The conveyance did not meet the criteria of a discontinued operation under ASC 205-20.

The Company determined that the conveyance of Winopoly was a business under ASC 805, Business Combinations. As a result, in accordance with ASC 810, Consolidation, the Company recognized a gain of $2,352 on the conveyance of Winopoly, which is reflected in general and administrative expenses. Going forward, the Company’s continuing relationship with InsurCo will be limited to the payment of the Note. As of  June 30, 2026, the Note has a principal balance of $999, reflected in prepaids and other current assets, and $1,719, reflected in other non-current assets (refer to 1(e) Note receivable and allowance for credit losses for additional details).

13. Subsequent events

The Company has evaluated subsequent events through August 13, 2026, and has determined that there are no material subsequent events to disclose in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. Forward-looking statements are those that do not relate strictly to historical or current matters, but instead relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "project," "will," or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, without limitation, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the "SEC") on March 31, 2026, as amended on April 30, 2026 (as amended the "2025 Form 10-K"), those contained in our Quarterly Reports on Form 10-Q (including this one), and such other factors contained in our other filings we make with the SEC. We do not undertake any obligation to update forward-looking statements, except as required by law and intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. The following discussion should be read in conjunction with the 2025 Form 10-K and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

Fluent, Inc. ("we," "us," "our," "Fluent," or the "Company") is a commerce media solutions provider connecting top-tier brands with highly engaged consumers. Leveraging exclusive ad inventory, robust first-party data, and proprietary machine learning, we unlock additional revenue streams for partners and empower advertisers to acquire their most valuable customers at scale. We primarily perform customer acquisition services by operating highly scalable digital marketing campaigns, through which we connect our advertiser clients with targeted consumers.

We access these consumers through both our commerce media marketplace ("Commerce Media Solutions"), which delivers targeted advertising within e-commerce and digital media transaction flows on partner sites and mobile apps, and our owned and operated digital media properties ("O&O Sites"). Over the last 12 months, we provided data and performance-based customer acquisition services for over 350 consumer brands, direct marketers, and agencies across a wide range of industries, including Media & Entertainment, Financial Products & Services, Health & Life Sciences, Retail & Consumer, and Staffing & Recruitment.

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

Across our business, we generate revenue by delivering measurable marketing results to our clients. We differentiate ourselves from other marketing alternatives by our ability to provide clients with a cost-effective and measurable return on advertising spend ("ROAS"), a measure of profitability of sales compared to the money spent on ads, and to manage highly targeted and fragmented online media sources. We are predominantly compensated on a negotiated or market-driven "per click," "per lead," or other "per action" basis that aligns with the customer acquisition cost targets of our clients. For our O&O Sites, we bear the responsibility and cost of acquiring consumers from media partners that ultimately generate qualified clicks, leads, calls, app downloads, or customers for our clients. Our Commerce Media Solutions business operates under exclusive long-term contracts with media partners that generally remunerate the partner on a revenue share basis. Notwithstanding occasional minimum guarantees, the business does not take significant media inventory risk.

Through AdParlor, LLC d/b/a Trevant ("Trevant"), our wholly owned subsidiary, we conduct our non-core business, which offers advertiser clients a managed service for creator marketing and media buying on different social platforms.

Second Quarter Financial Summary

Three months ended June 30, 2026, compared to three months ended June 30, 2025:

•	Revenue increased 8% to $48.4 million, compared to $44.7 million
•	Net loss was $6.2 million, or $0.20 per share, compared to net loss of $7.2 million or $0.30 per share
•

Gross profit (exclusive of depreciation and amortization) increased 36% to $14.0 million, representing 29% of revenue for the three months ended June 30, 2026, from $10.3 million, representing 23% of revenue for the three months ended June 30, 2025

•

Media margin increased 46% to $17.5 million, representing 36.1% of revenue for the three months ended June 30, 2026, from $11.9 million, representing 26.7% of revenue for the three months ended June 30, 2025

•	Adjusted EBITDA was negative $1.8 million, compared to negative $2.8 million
•	Adjusted net loss was $4.2 million, or $0.13 per share, compared to $5.8 million, or $0.24 per share

Six months ended June 30, 2026, compared to six months ended June 30, 2025:

•	Revenue decreased 7% to $93.3 million, compared to $99.9 million
•	Net loss was $11.5 million, or $0.37 per share, compared to net loss of $15.5 million or $0.68 per share
•

Gross profit (exclusive of depreciation and amortization) increased 11% to $24.0 million, representing 26% of revenue for the six months ended June 30, 2026, from $21.7 million, representing 22% of revenue for the six months ended June 30, 2025

•	Media margin increased 23% to $31.5 million, representing 34% of revenue for the six months ended June 30, 2026, from $25.7 million, representing 26% of revenue for the six months ended June 30, 2025
•	Adjusted EBITDA was negative $5.4 million, compared to negative $5.9 million
•	Adjusted net loss was $10.0 million, or $0.32 per share, compared to $12.5 million, or $0.55 per share

Media margin, adjusted EBITDA, and adjusted net loss are non-GAAP financial measures. See "Definitions, Reconciliations and Uses of Non-GAAP Financial Measures" below.

Trends Affecting our Business

The commerce media sector has experienced significant growth in recent years, driven by the expansion of e-commerce, increasing demand for privacy-compliant first-party data solutions, and the ability of media owners to generate incremental revenue from their existing consumer traffic. According to eMarketer, the commerce media market is expected to reach a total market value of more than $140 billion by 2030. These industry tailwinds, combined with the media supply challenges affecting our owned and operated business were the basis for the strategic shift to Commerce Media.

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

Because Commerce Media Solutions operates on media partner-owned inventory under exclusive long-term contracts, the business typically does not require us to source consumer traffic directly, resulting in a more predictable cost structure and reduced exposure to the media supply challenges that have affected our O&O Sites. Since its launch, Commerce Media Solutions has delivered year-over-year revenue growth in every quarter. For the quarter ended June 30, 2026, Commerce Media Solutions represented approximately 63% of consolidated revenue, compared to approximately 36% for the prior year period. Based on current performance trends, we expect Commerce Media Solutions to represent a majority of consolidated revenue on an ongoing basis and continue to grow as we onboard additional media partners and expand into new verticals and other key moments in the consumer experience.

The mix and profitability of Commerce Media Solutions will be influenced by the pace of new partner onboarding, the terms of revenue share arrangements with media partners, and advertiser demand across the verticals we serve. For the second quarter of 2026, we saw Commerce Media Solutions gross margins improve over the prior quarter and the same quarter of the prior year due to improved monetization on placements with certain media partners.

Our primary revenue channel was historically our O&O Sites. This business depends on our ability to identify and access high-quality media sources and attract targeted users to our offers. As the business grew, we attracted larger and more sophisticated advertiser clients to our marketplaces. In response to evolving client expectations, to increase our value proposition, and strengthen our compliance posture within the evolving regulatory landscape, we implemented various initiatives to improve traffic quality.

In recent years, however, we experienced challenges maintaining traffic volume to our O&O Sites due to changes in our ad serving and media sourcing standards following the Federal Trade Commission ("FTC") inquiry. We have since taken steps to diversify our traffic sources and expand our ad network beyond our O&O Sites, including the strategic transition to our Commerce Media Solutions business.

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

Seasonality

Our performance is subject to fluctuations related to seasonality and cyclicality in our clients' and media partners' businesses. Specifically, our retail specific media partners in our Commerce Media Solutions marketplace are highly seasonal based on fourth quarter consumer spending which can affect advertiser demand and campaign performance. In addition, advertiser marketing budgets may fluctuate throughout the year based on seasonal spending patterns, economic conditions, and other factors, which can impact the timing and volume of advertising spend across our platform. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various advertiser client verticals we serve, and general market conditions.

Business Practices & Compliance

We have continued to be affected by uncertain economic conditions and the impacts of the previously disclosed FTC inquiry and subsequent 2023 Joint Motion for Entry of Proposed Stipulated Order (the "FTC Consent Order"). In response to the FTC Consent Order, we enhanced our compliance standards and processes across our O&O Sites and programmatic advertising business. These changes have affected our ability to source traffic at historical levels and have contributed to declines in revenue and gross profit in these channels.

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

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three and six months ended June 30, 2026 and 2025, which we believe is the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	2026	2025
Revenue	$48,449	$44,706	$93,301	$99,916
Less: Cost of revenue (exclusive of depreciation and amortization)	34,440	34,426	69,253	78,201
Gross profit (exclusive of depreciation and amortization)	$14,009	$10,280	$24,048	$21,715
Gross profit (exclusive of depreciation and amortization) % of revenue	29%	23%	26%	22%
Non-media cost of revenue(1)	3,640	1,663	7,601	3,959
One-time item(2)	(156)	—	(156)	—
Media margin	$17,493	$11,943	$31,493	$25,674
Media margin % of revenue	36.1%	26.7%	33.8%	25.7%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.
(2)	Includes a one-time non-media revenue adjustment of ($156) in connection with a settlement with a media partner.

Below is a reconciliation of adjusted EBITDA from net loss for the three and six months ended June 30, 2026 and 2025, which we believe is the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net loss	$(6,177)	$(7,223)	$(11,531)	$(15,492)
Income tax expense	5	(107)	8	126
Interest expense, net	637	702	1,242	1,582
Depreciation and amortization	1,710	2,479	3,391	4,940
Share-based compensation expense	1,838	331	2,792	666
Loss on disposal of assets	—	—	14	—
Fair value adjustment of Convertible Notes with related parties	584	(478)	1,421	(398)
Acquisition-related costs(1)	—	1,213	(2,352)	1,094
Restructuring and other severance costs	—	10	51	1,325
Certain litigation and other related costs	(250)	300	(250)	300
One-time item(2)	(156)	—	(156)	—
Adjusted EBITDA	$(1,809)	$(2,773)	$(5,370)	$(5,857)

(1)

Balance includes gain on the conveyance of the membership interest of Winopoly in January 2026 of $2,352 (refer to Note 12, Divestiture in the notes to our consolidated financial statements included in this Form 10-Q). Balance also includes a $698 write-off of intangibles and related expenses related to the write-off of TAPP Influencers Corp. in May 2025. Additionally, the balance includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations; earn-out expenses were in the amount of $0 and ($9) for the three months ended June 30, 2026 and 2025, respectively, and $0 and  ($128) for the  six months ended June 30, 2026 and 2025, respectively, while non-compete agreements were in the amount of $0 and $412 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $412  for the six months ended June 30, 2026 and 2025, respectively.

(2)	Includes a one-time non-media revenue adjustment of ($156) in connection with a settlement with a media partner.

Below is a reconciliation of adjusted net loss and adjusted net loss per share from net loss for the three and six months ended June 30, 2026 and 2025, which we believe is the most directly comparable U.S. GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Net loss	$(6,177)	$(7,223)	$(11,531)	$(15,492)
Share-based compensation expense	1,838	331	2,792	666
Loss on disposal of assets	—	—	14	—
Fair value adjustment of Convertible Notes with related parties	584	(478)	1,421	(398)
Acquisition-related costs(1)	—	1,213	(2,352)	1,094
Restructuring and other severance costs	—	10	51	1,325
Certain litigation and other related costs	(250)	300	(250)	300
One-time item(2)	(156)	—	(156)	—
Adjusted net loss	$(4,161)	$(5,847)	$(10,011)	$(12,505)
Adjusted net loss per share:
Basic	$(0.13)	$(0.24)	$(0.32)	$(0.55)
Diluted	$(0.13)	$(0.24)	$(0.32)	$(0.55)
Weighted average number of shares outstanding:
Basic	31,544,934	24,061,803	31,464,810	22,661,951
Diluted	31,544,934	24,061,803	31,464,810	22,661,951

(1)

Balance includes gain on the conveyance of the membership interest of Winopoly in January 2026 of $2,352 (refer to Note 12, Divestiture in the notes to our consolidated financial statements included in this Form 10-Q).  Balance also includes a $698 write-off of intangibles and related expenses related to the write-off of TAPP Influencers Corp. in May 2025. Additionally, the balance includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations; earn-out expenses were in the amount of $0 and ($9) for the three months ended June 30, 2026 and 2025, respectively, and $0 and  ($128)  for the  six months ended June 30, 2026 and 2025 , respectively, while non-compete agreements were in the amount of $0 and $412 for the three months ended June 30, 2026 and 2025, respectively, and $0  and $412 for the six months ended June 30, 2026 and 2025, respectively.

(2)	Includes a one-time non-media revenue adjustment of ($156) in connection with a settlement with a media partner.

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

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$48,449	$44,706	8%	$93,301	$99,916	(7%)

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

For the three months ended June 30, 2026 and 2025, revenue was comprised of Commerce Media Solutions of $30.5 million and $16.1 million, owned and operated of $16.3 million and $21.4 million, and other streams of $1.6 million and $7.2 million, respectively. The increase in our Commerce Media Solutions business reflected both the addition of long-term contracts with new media partners signed since the prior year period and growth from existing media partners which in turn drove revenue from advertiser clients in the Media & Entertainment and Retail & Consumer sectors. The decrease in our owned and operated marketplaces revenue was primarily driven by the ongoing strategic transition of our business, as we continue to reallocate resources and advertiser demand to the scaling Commerce Media Solutions. Within our other streams, the decrease was due to the divestiture of our Call Solutions business as of January 31, 2026.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

For the six months ended June 30, 2026 and 2025, revenue was comprised of Commerce Media Solutions of $56.4 million and $28.7 million, owned and operated of $32.0 million and $52.5 million, and other streams of $4.9 million and $18.7 million, respectively. These changes were attributable to the same factors as discussed above in the three months ended June 30, 2026 comparison.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Cost of revenue (exclusive of depreciation and amortization)	$34,440	$34,426	0%	$69,253	$78,201	(11%)

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

For the three months ended June 30, 2026 and 2025, cost of revenue (exclusive of depreciation and amortization) consisted of Commerce Media Solutions media and related costs of $22.3 million and $13.2 million, owned and operated media and related costs of $11.7 million and $16.7 million, and media enablement and other indirect costs related to our other revenue streams of $0.4 million and $4.5 million, respectively. Commerce Media Solutions cost of revenue consists of fees and revenue share payments made to media partners for ad inventory on their digital properties, web hosting costs, and fulfillment costs related to incentives earned by consumers. The increase in cost of revenue (exclusive of depreciation and amortization) in Commerce Media Solutions was driven by increased revenue share payments generated from impressions from new media partners added since the prior year period. Cost of revenue (exclusive of depreciation and amortization) for Commerce Media Solutions decreased as a percentage of revenue, due to the improved monetization with certain commerce media partners that do not operate on revenue share agreements. Our owned and operated cost of revenue (exclusive of depreciation and amortization) primarily consists of media and related costs associated with acquiring traffic from third-party publishers, digital media platforms, and influencers for our O&O Sites, fulfillment costs related to rewards earned by consumers, and web hosting costs. The decrease in O&O Sites media cost was largely attributable to the decline in the media acquired for the business following the FTC Consent Order. There was a decrease in cost of revenue as a percentage of revenue driven by increased activity in the related programmatic business that generates revenue without media cost.  The decrease in cost of revenue (exclusive of depreciation and amortization) for other revenue streams, which includes media costs, enablement costs and tracking costs related to our consumer data associated with our call centers, was attributable to the decreased cost of media related to the Call Solutions that was divested on January 31, 2026. Cost of revenue (exclusive of depreciation and amortization) for other revenue streams decreased materially as a percentage of revenue related to the divestiture of Call Solutions.

For the three months ended June 30, 2026, the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue decreased to 71% compared to 77% for the three months ended June 30, 2025. The change was primarily driven by the aforementioned reasons and shifts in revenue mix to Commerce Media Solutions.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

For the six months ended June 30, 2026 and 2025, cost of revenue (exclusive of depreciation and amortization) consisted of Commerce Media Solutions media and related costs of $43.2 million and $23.0 million, O&O Sites media and related costs of $24.2 million and $41.5 million, and media enablement and other indirect costs related to our other revenue streams of $1.9 million and $13.7 million, respectively. These changes were attributable to the same factors as discussed above in the three months ended June 30, 2026 comparison.

For the six months ended June 30, 2026, the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue decreased to 74% compared to 78% for the six months ended June 30, 2025. These changes were attributable to the same factors as discussed above in the three months ended June 30, 2026 comparison.

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

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Sales and marketing	$4,777	$3,751	27%	$9,198	$8,325	10%

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

For the three months ended June 30, 2026 and 2025, sales and marketing expenses consisted mainly of employee salaries and benefits of $3.7 million and $3.1 million, advertising costs of $0.4 million and $0.3 million, and professional fees of $0.2 million and $0.1 million, respectively. The increase was primarily due to higher salaries and other variable employee-related costs driven by improved results during the current quarter related to the CMS business and an increase in advertising costs driven by conferences and seminars expenses to promote Commerce Media Solutions.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

For the six months ended June 30, 2026 and 2025, sales and marketing expenses consisted mainly of employee salaries and benefits of $6.9 million and $6.5 million, advertising costs of $0.9 million and $0.6 million, professional fees of $0.5 million and $0.3 million, travel and entertainment costs of $0.3 million and $0.2 million, shared based compensation expense of $0.2 million and $0.1 million, and severance costs of $0.1 million and $0.4 million, respectively. The increase was primarily due to an increase in salaries and benefits driven by variable compensation related to the improved results and higher sales and marketing costs associated with the fees to attend conferences and seminars to promote Commerce Media Solutions, partly offset by a decline in restructuring and severance costs in the current year period.

Product development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Product development	$3,046	$2,283	33%	$5,690	$4,983	14%

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

For the three months ended June 30, 2026 and 2025, product development expenses consisted mainly of salaries and benefits of $2.1 million and $1.6 million, software license and maintenance costs of $0.3 million and $0.2 million, professional fees of $0.3 million and $0.3 million, and shared-based compensation expense of $0.1 million and $0.0 million, respectively. The increase was primarily due to an increase in salaries due to an overall increase in headcount, along with higher variable compensation due to the improved results and increased share-based compensation as a result of the new plans.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

For the six months ended June 30, 2026 and 2025, product development expenses consisted mainly of salaries and benefits of $3.9 million and $3.4 million, software license and maintenance costs of $0.6 million and $0.5 million, professional fees of $0.4 million and $0.6 million, and shared-based compensation expense of $0.3 million and $0.1 million, respectively. The increase was primarily attributable to the factors discussed above, partly offset by lower spend on IT-related vendors.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
General and administrative (including $168 to a related party for the three and six months ended June 30, 2026)	$9,427	$8,873	6%	$14,615	$17,649	(17%)

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

For the three months ended June 30, 2026 and 2025, general and administrative expenses consisted mainly of employee salaries and benefits of $4.2 million and $3.6 million, non-cash share-based compensation expense of $1.3 million and $0.3 million, professional fees of $1.1 million and $1.2 million, software license and maintenance costs of $1.0 million and $0.8 million, office overhead of $0.8 million and $1.2 million, provision for credit losses of $0.5 million and $0.0 million, certain legal costs of ($0.3) million and $0.3 million, and acquisition-related costs of $0.0 million and $1.2 million, respectively. General and administrative expenses increased primarily due to an increase in salaries and benefits due to the re-allocation of higher salary personnel and an increase in variable compensation related to improved results, even as headcount declined, along with an increase in share-based compensation expense due to the entry into a new plans, and an increase in the provision for credit losses related to the Note (as described in Note 1(e)). These increases were partially offset by the decline in rent expense as a result of the new lease entered into in the prior year period along with the prior year acquisition related costs related to the TAPP write-off.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

For the six months ended June 30, 2026 and 2025, general and administrative expenses consisted mainly of employee salaries and benefits of $7.5 million and $7.1 million, professional fees of $2.4 million and $2.9 million, software license and maintenance costs of $1.8 million and $1.7 million, office overhead of $1.6 million and $2.2 million, non-cash share-based compensation expense of $1.8 million and $0.5 million, provision for credit losses of $0.5 million and $0.0 million, restructuring and severance costs of $0.2 million and $0.8 million, and acquisition-related costs of ($2.4) million and $1.1 million, respectively. General and administrative expenses decreased primarily due to the non-cash gain on the divestiture of Call Solutions in the current year period compared to the write off of TAPP in the prior year period, along with lower overhead fees related to the new lease entered into during the second quarter of 2025 and lower restructuring fees. These declines were partially offset by the factors discussed above.

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

Depreciation and amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Depreciation and amortization	$1,710	$2,479	(31%)	$3,391	$4,940	(31%)

Three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

The decrease in depreciation and amortization costs during the three and six months ended June 30, 2026 was due to the overall decline in intangibles due to cessation or sales of businesses, along with full amortization on certain intangibles since the prior period.

Interest expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Interest expense, net	$637	$702	(9%)	$1,242	$1,582	(21%)

Three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

The decrease in interest expense during the three and six months ended June 30, 2026 was driven by lower average outstanding balances in our debt as well as lower amortization fees associated with the Financing Agreement (as defined herein).

Fair value adjustment of Convertible Notes with related parties

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Fair value adjustment of Convertible Notes with related parties	$(584)	$478	(222%)	$(1,421)	$398	(457%)

Three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

The change in the fair value adjustment of Convertible Notes with related parties during the three and six months ended June 30, 2026 was driven by the fair value calculation inputs, including discount rate and stock price.

Loss before income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Loss before income taxes	$(6,172)	$(7,330)	16%	$(11,523)	$(15,366)	25%

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

The decrease in loss before income taxes of $1.2 million was a result of the factors discussed above.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

The decrease in loss before income taxes of $3.8 million was a result of the factors discussed above.

Income tax benefit (expense)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Income tax (expense) benefit	$(5)	$107	(105%)	$(8)	$(126)	94%

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

For the three months ended June 30, 2026, the effective income tax rate of 0.1% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the three months ended June 30, 2025, the Company's effective income tax rate of 1.4% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

For the six months ended June 30, 2026, the effective income tax rate of 0.1% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the six months ended June 30, 2025, the Company's effective income tax rate of 0.8% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.

As of June 30, 2026 and 2025, we recorded full valuation allowances against our U.S. net deferred tax assets. We intend to continue maintaining a full valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the release of all or some portion of the allowance. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

Net loss

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Net loss	$(6,177)	$(7,223)	14%	$(11,531)	$(15,492)	26%

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

For the three months ended June 30, 2026 and 2025, net loss was  $6.2 million and $7.2 million, respectively, as a result of the factors discussed above.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

For the six months ended June 30, 2026 and 2025, net loss was $11.5 million and $15.5 million, respectively, as a result of the factors discussed above.

Liquidity and Capital Resources

Cash provided by operating activities. For the six months ended June 30, 2026, net cash provided by operating activities was $0.3 million, compared to net cash provided by operating activities of $3.0 million for the six months ended June 30, 2025. Net loss in the current year period of $11.5 million represents an improvement of $4.0 million, compared with net loss of $15.5 million in the prior period. Adjustments to reconcile net loss to net cash provided by operating activities of $5.9 million in the current year period decreased by $0.4 million, compared with net cash provided by operating activities of $6.3 million in the prior period. The decrease was primarily due to a $2.4 million non-cash gain on divestiture in the current year,  lower depreciation and amortization and prior year non-cash loss on an asset write-off where there were none this year, partly offset by the increased share-based compensation expense and change in fair value adjustment of Convertible Notes with related parties of $1.8 million. Changes in assets and liabilities generated cash of $5.9 million in the current year period, compared with generated cash of $12.3 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash used in investing activities. For the six months ended June 30, 2026 and 2025, net cash used in investing activities was $3.0 million and $3.2 million, respectively. The change was primarily due to payments received on the note receivable related to the Winopoly divestiture in the current year period.

Cash used in financing activities.  For the six months ended June 30, 2026, net cash used in financing activities was $3.4 million, compared to $3.2 million for the six months ended June 30, 2025. This was mainly due to the net repayments of $3.4 million on the Financing Agreement in the current year, compared to the net repayments of $12.0 million on the term loan and revolving credit facility entered into on April 2, 2024 with Crystal Financial LLC d/b/a SLR Credit Solutions, as administrative agent (the "SLR Credit Facility"), partly offset by proceeds received in the prior year period from the issuance of pre-funded and common stock warrants.

As of June 30, 2026, we had noncancelable operating lease commitments of $3.1 million and debt with a $30.1 million principal balance.

As of June 30, 2026, we had cash, cash equivalents, and restricted cash of $7.6 million, a decrease of $6.0 million from $13.6 million as of December 31, 2025.

Going concern

With the difficulties in sourcing traffic for our O&O Sites, we shifted our strategic focus toward scaling our Commerce Media Solutions business. Commerce Media Solutions has demonstrated growth and operates under a different economic model that reduces exposure to certain media sourcing risks. However, it continues to represent an evolving component of our business and the continued success of the Commerce Media Solutions transition depends on our ability to continue to onboard and retain media partners, achieve favorable economics under long-term agreements, and maintain advertiser demand, of which there can be no assurance.

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

Based on our forecast, management expects to have sufficient liquidity over the next 12 months from the date of filing. Although, we have achieved or overperformed against our forecasts over the trailing three quarters, we did not meet our forecasts, at times, over the prior three years and any substantial deviations from such forecasts could adversely affect our liquidity and ability to access funding.

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

Our material cash requirements from known contractual and other obligations consist of our Financing Agreement and obligations under operating leases for office space. For more information regarding our Financing Agreement, refer to Note 4, Debt, net, in the notes to our consolidated financial statements included in this Form 10-Q.

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

Financing Agreement

On November 25, 2025, the Company, and its affiliates Fluent, LLC, Fluent Media Labs, LLC and AdParlor, LLC, each a wholly owned subsidiary of the Company (together with the Company, the "Borrower"), entered into an Accounts Receivable Finance Agreement (the "Financing Agreement") with CSNK Working Capital Finance Corp. d/b/a Bay View Funding ("Bay View"), a portion of the proceeds of which were used to repay and terminate the Company's prior credit facility.

Under the Financing Agreement, Bay View may extend financing to the Company based on eligible domestic and foreign accounts receivable, provided that the amount of advances thereon shall not exceed the lesser of  a maximum credit of $30 million (the “Maximum Credit”) or an amount equal to the sum of all advances less any funds received by Bay View pursuant to the Financing Agreement over the collection amounts adjusted for fees that is maintained in a reserve account. All collections of the financed receivables go directly to Bay View and are applied to the Company’s obligations.  The transfer of the receivables was recorded as secured borrowings in accordance with ASC 860, Transfers and Servicing (“ASC 860”), with the receivables remaining on the balance sheet as a current asset.  As of June 30, 2026, the Financing Agreement had a balance of $27.5 million, which was recorded within current liabilities as the underlying receivables are typically due within 120-days and Bay View may require repayment of amounts outstanding beyond that period. In addition, the Company had $0.2 million in its reserve accounts with Bay View as of June 30, 2026, which was recorded within prepaids and other current assets. The net unused advance as of June 30, 2026 was $2.6 million.

The Financing Agreement has an initial term of 36 months (the "Initial Term") and renews automatically for additional 12-month periods unless terminated in accordance with its terms. The Company is required to pay a facility fee in the amount of 0.50% of the Maximum Credit as of November 25, 2025 and then annually a 0.33% of the Maximum Credit as well as a finance charge based on prime plus 2.0% based on the average balance outstanding during the month. In addition, the Company will be required to pay certain administrative fees. The finance rate shall increase or decrease monthly but not be less than 8.75% for the first year from the initial funding date, 8.50% for the second year of the Initial Term and 8.25% for the third year of the Initial Term. As of June 30, 2026, the finance charge rate was 11.75%. The total cost of the Financing Agreement for the six months ended June 30, 2026 was $1.3 million, and was included in interest expense on the consolidated statements of operations. In addition, amortization of the debt discount for the six months ended June 30, 2026 was $0.2 million, and was included in interest expense on the consolidated statements of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2026 and concluded they were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended  June 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication.	8-K	3.1	3/26/2015

3.2	Certificate of Incorporation.	8-K	3.2	3/26/2015

3.3	Certificate of Amendment to the Certificate of Incorporation.	8-K	3.1	9/26/2016

3.4	Certificate of Amendment to the Certificate of Incorporation.	8-K	3.1	4/16/2018

3.5	Certificate of Amendment to the Certificate of Incorporation of Fluent, Inc. effective April 11, 2024.	8-K	3.1	4/12/2024

3.6	Amended and Restated Bylaws.	8-K	3.2	2/19/2019

10.1+	Form of Restricted Stock Unit Award Grant Notice (2022 Omnibus Equity Incentive Plan)				X

10.2+	Amendment No. 2 to Fluent, Inc. 2022 Omnibus Equity Incentive Plan				X

+ Management contract or compensatory plan or arrangement

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

Fluent, Inc.

August 13, 2026	By:	/s/ Ryan Perfit
Ryan Perfit
Chief Financial Officer
(Principal Financial and Accounting Officer)