Form 10-Q
period 2026-09-30
Fluent, Inc.
filed 2026-11-12
CIK 1460329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

As of November 10, 2026, the registrant had 31,712,435 shares of common stock, $0.0005 par value per share, outstanding.

FLUENT, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "Fluent," or the "Company," refer to Fluent, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

FLUENT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS:
Cash and cash equivalents	$11,436	$12,935
Accounts receivable, net of allowance for credit losses of $247 and $163, respectively	41,398	46,735
Prepaid expenses and other current assets	5,395	7,799
Total current assets	58,229	67,469
Non-current restricted cash	710	710
Property and equipment, net	231	104
Operating lease right-of-use assets	2,293	2,859
Intangible assets, net	16,956	17,276
Other non-current assets	2,950	715
Total assets	$81,369	$89,133
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$9,052	$7,200
Accrued expenses and other current liabilities	27,284	25,163
Deferred revenue	306	721
Short-term debt, net	31,451	30,846
Current portion of operating lease liability	1,104	1,104
Total current liabilities	69,197	65,034
Convertible Notes, at fair value with related parties	4,443	3,734
Operating lease liability, net	1,366	1,985
Other non-current liabilities	785	168
Total liabilities	75,791	70,921
Contingencies (Note 10)
Shareholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 Shares authorized; Shares outstanding — 0 shares for both periods	—	—
Common stock — $0.0005 par value, 200,000,000 Shares authorized; Shares issued — 32,465,082 and 30,404,779, respectively; and Shares outstanding — 31,696,487 and 29,636,184, respectively	56	53
Treasury stock, at cost — 768,595 and 768,595 Shares, respectively	(11,407)	(11,407)
Additional paid-in capital	469,547	467,528
Accumulated deficit	(452,618)	(437,962)
Total shareholders' equity	5,578	18,212
Total liabilities and shareholders' equity	$81,369	$89,133

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$53,642	$47,029	$146,943	$146,945
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	38,359	36,155	107,612	114,356
Sales and marketing	5,207	4,570	14,405	12,895
Product development	2,749	2,200	8,439	7,147
General and administrative (including $50 and $218 to a related party for the three and nine months ended September 30, 2026, respectively)	8,749	7,929	23,364	25,614
Depreciation and amortization	1,694	2,478	5,085	7,418
Loss on disposal of assets	3	—	17	—
Total costs and expenses	56,761	53,332	158,922	167,430
Loss from operations	(3,119)	(6,303)	(11,979)	(20,485)
Interest expense, net	(712)	(711)	(1,954)	(2,293)
Fair value adjustment of Convertible Notes with related parties	712	(554)	(709)	(156)
Loss before income taxes	(3,119)	(7,568)	(14,642)	(22,934)
Income tax (expense) benefit	(6)	12	(14)	(114)
Net loss	$(3,125)	$(7,556)	$(14,656)	$(23,048)

Basic and diluted loss per share:
Basic	$(0.10)	$(0.27)	$(0.47)	$(0.94)
Diluted	$(0.12)	$(0.27)	$(0.47)	$(0.94)

Weighted average number of shares outstanding:
Basic	31,910,509	28,097,016	30,929,079	24,497,510
Diluted	32,803,153	28,097,016	30,929,079	24,497,510

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2026	32,362,277	$55	768,595	$(11,407)	$468,949	$(449,493)	$8,104
Vesting of restricted stock units and issuance of stock under incentive plans	102,805	1	—	—	(1)	—	—
Share-based compensation	—	—	—	—	599	—	599
Exercise of pre-funded warrants	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,125)	(3,125)
Balance at September 30, 2026	32,465,082	$56	768,595	$(11,407)	$469,547	$(452,618)	$5,578

Balance at December 31, 2025	30,404,779	$53	768,595	$(11,407)	$467,528	$(437,962)	$18,212
Vesting of restricted stock units and issuance of stock under incentive plans	616,174	3	—	—	(3)	—	—
Share-based compensation expense	—	—	—	—	2,022	—	2,022
Exercise of pre-funded warrants	1,444,129	—	—	—	—	—	—
Net loss	—	—	—	—	—	(14,656)	(14,656)
Balance at September 30, 2026	32,465,082	$56	768,595	$(11,407)	$469,547	$(452,618)	$5,578

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2025	25,037,334	$50	768,595	$(11,407)	$456,767	$(426,287)	$19,123
Vesting of restricted stock units and issuance of stock under incentive plans	50,264	—	—	—	—	—	—
Share-based compensation	—	—	—	—	486	—	486
Issuance of pre-funded warrants and common stock warrants	3,542,856	2	—	—	9,531	—	9,533
Exercise of pre-funded warrants	1,657,143	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(7,556)	(7,556)
Balance at September 30, 2025	30,287,597	$53	768,595	$(11,407)	$466,783	$(433,843)	$21,586

Balance at December 31, 2024	20,791,431	$47	768,595	$(11,407)	$447,110	$(410,795)	$24,955
Vesting of restricted stock units and issuance of stock under incentive plans	368,094	1	—	—	(1)	—	—
Share-based compensation expense	—	—	—	—	1,174	—	1,174
Issuance of pre-funded warrants and common stock warrants	3,542,856	2	—	—	18,503	—	18,505
Exercise of pre-funded warrants	5,585,216	3	—	—	(3)	—	—
Net loss	—	—	—	—	—	(23,048)	(23,048)
Balance at September 30, 2025	30,287,597	$53	768,595	$(11,407)	$466,783	$(433,843)	$21,586

See notes to consolidated financial statements

FLUENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,656)	$(23,048)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,085	7,418
Non-cash loan amortization expense	239	563
Non-cash gain on divestiture	(2,352)	—
Share-based compensation expense	3,667	1,144
Fair value adjustment of Convertible Notes with related parties	709	156
Loss on disposal of asset	17	—
Non-cash loss on asset write-off	—	698
Allowance for credit losses	1,092	(23)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	5,175	14,426
Prepaid expenses and other current assets	1,517	459
Other non-current assets	117	189
Operating lease assets and liabilities, net	(53)	(45)
Accounts payable	1,852	607
Accrued expenses and other current liabilities	832	(6,718)
Deferred revenue	(415)	(82)
Other	—	(1)
Net cash provided by (used in) operating activities	2,826	(4,257)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs included in intangible assets	(5,106)	(4,843)
Proceeds from note receivable	354	—
Acquisition of property and equipment	(190)	(48)
Net cash used in investing activities	(4,942)	(4,891)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short and long-term debt	178,971	43,726
Repayments of short and long-term debt	(178,354)	(53,445)
Debt financing costs	—	(375)
Proceeds from issuance of pre-funded and common stock warrants	—	19,370
Equity financing costs	—	(865)
Net cash provided by financing activities	617	8,411
Net decrease in cash, cash equivalents, and restricted cash	(1,499)	(737)
Cash, cash equivalents, and restricted cash at beginning of period	13,645	10,694
Cash, cash equivalents, and restricted cash at end of period	$12,146	$9,957
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$2,039	$1,925
Cash refunded for income taxes	$(119)	$(69)
Share-based compensation capitalized in intangible assets	$27	$25
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note receivable issuance for Call Solutions divestiture	$3,000	$—

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods ended  September 30, 2026 and 2025, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending  December 31, 2026.

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

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

Since entering into the Financing Agreement (as defined in and discussed in Note 4, Debt, net), the Company has continued to receive advances, as needed, on its eligible account receivables. On September 30, 2026, the Company entered into an amendment with Bay View (as defined in Note 4, Debt, net) that increased the maximum advance available pursuant to the facility by $5,000, but the facility remains uncommitted, with the advances typically due within 120 days, leading to its classification as short-term. Bay View continues to work with the Company and has indicated in writing its intention, absent an event of default, to continue purchasing eligible account receivables in the ordinary course and has made advances since the facility was entered into. However, such funding remains subject to the discretion of Bay View and the terms and conditions of the Financing Agreement. Further, if availability under the facility were reduced or if Bay View were to cease advances, the Company could have insufficient funds to support its operations and meet its obligations as they come due unless it found another lender or purchaser of its receivables. Based upon the foregoing, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern.

Based on the Company's forecast, management expects to have sufficient liquidity over the next twelve months from the date of filing, but any substantial deviations from such forecasts could adversely affect the Company’s liquidity and ability to access funding. Although the Company has met or exceeded its forecasts over the trailing four quarters, it did not meet its forecast, at times, over the prior three years.

In addition, the Company is eligible to offer and sell shares of the Company's common stock having an aggregate value of up to $11,200 pursuant to that certain At-the-Market Issuance Sales Agreement, dated December 31, 2025, by and between the Company and Lake Street Capital Markets, LLC. As of September 30, 2026, no shares have been sold. The Company's ability to raise capital under this program or through other financing sources is subject to market conditions and other factors and  may be limited or unavailable at acceptable terms, if at all.

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

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

Reclassification

During the three and nine months ended September 30, 2025, the Company reclassified certain salaries and benefits and other costs among sales and marketing, product development, and general and administrative expenses within the consolidated statements of operations to better align with how management reviews the business and personnel allocate their time. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported total costs and expenses, loss from operations, or net loss for any period presented.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events from the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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
(Amounts in thousands, except share and per share data)
(unaudited)

(c) Revenue recognition

Data and performance-based marketing revenue

Revenue is generated when control of a good or service transfers to a customer for consideration in an amount the Company expects to be entitled to. Revenue is recognized when a company has satisfied its performance obligations to a customer and can reasonably expect and measure the payment. The Company's performance obligations are typically to (a) deliver data records based on predefined qualifying characteristics specified by the customer, (b) generate conversions based on predefined user actions (for example, a click, a registration, or the installation of an app) and subject to certain qualifying characteristics specified by the customer, (c) deliver media spend as a part of the business of AdParlor, LLC d/b/a Trevant ("Trevant"), a wholly-owned subsidiary of the Company, or (d)  transfer calls with the Company's advertiser clients as a part of its former call center operations, through January 31, 2026. These Company performance obligations have the customer simultaneously receiving and consuming the benefits provided.

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

The Company has elected the "right to invoice" practical expedient available within ASC 606-10-55-18 as the measure for revenue to be recognized, as it corresponds directly with the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's revenue arrangements do not contain significant financing components. As of  September 30, 2026,  December 31, 2025 and 2024, the balance of accounts receivable was $26,771, $28,499, and $26,131, respectively.

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

If a customer pays consideration before the Company's performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of  September 30, 2026,  December 31, 2025, and December 31, 2024, the balance of deferred revenue was $306, $721, and $556, respectively. The majority of the deferred revenue balance as of  December 31, 2025 was recognized as revenue during the first quarter of 2026.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized, and the corresponding amounts are recorded as unbilled revenue within accounts receivable on the consolidated balance sheets. As of  September 30, 2026,  December 31, 2025, and December 31, 2024, unbilled revenue included in the Company's accounts receivable was $14,707, $17,701, and $18,625, respectively. In line with industry practice, the unbilled revenue balance is recorded based on the Company's internally tracked conversions, net of estimated variances between this amount and the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not differed materially from actual invoiced revenue.

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

Revenue Disaggregation

The following tables present the Company’s disaggregated revenue by media resources along with its availability and demand for the three and nine months ended September 30, 2026 and 2025, based on segment reporting:

	Three Months Ended September 30,			Three Months Ended September 30,
	2026			2025
	Fluent	All Other	Consolidated	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	$13,799	$—	$13,799	$20,744	$—	$20,744
Commerce Media Solutions	37,539	—	37,539	18,808	—	18,808
Call Solutions	—	—	—	5,283	—	5,283
Trevant	—	2,304	2,304	—	2,183	2,183
All Other(1)	—	—	—	—	11	11
Total Revenue	$51,338	$2,304	$53,642	$44,835	$2,194	$47,029
(1)	The balance for the three months ended September 30, 2025 is fully related to commission revenues in run-off.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026			2025
	Fluent	All Other	Consolidated	Fluent	All Other	Consolidated
(In thousands)
Owned and Operated	45,846	$—	$45,846	$73,228	$—	$73,228
Commerce Media Solutions	93,951	—	93,951	47,548	—	47,548
Call Solutions	1,213	—	1,213	20,992	—	20,992
Trevant	—	6,335	6,335	—	5,131	5,131
All Other(1)	—	(402)	(402)	—	46	46
Total Revenue	$141,010	$5,933	$146,943	$141,768	$5,177	$146,945
(1)	The balance for the nine months ended September 30, 2026 was due to the reassessment of the health insurance policies estimated lifetime value related to its prior commission revenue, that is in run-off. The balance for the nine months ended September 30, 2025 is fully related to commission revenues in run-off.

Owned and Operated and Commerce Media Solutions in the tables above represent the Company’s remaining data and performance-based marketing revenue. Prior to its divestiture, Call Solutions also consisted of performance-based marketing revenue (refer to Note 12, Divestiture for details).

Seasonality

The Company's performance is subject to fluctuations related to seasonality and cyclicality in its clients' and media partners' businesses. Other factors affecting the Company  may include macroeconomic conditions that impact the digital advertising industry, the various client and partner verticals served, and general market conditions.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

(d) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for credit losses, useful lives of intangible assets, recoverability of the carrying amounts of intangible assets, the portion of revenue subject to estimates for variances between internally-tracked conversions and those confirmed by the customer, consolidation of the VIE, fair value of Convertible Notes (as defined in Note 4, Debt, net) with related parties based on input assumptions, share-based compensation and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(e) Note receivable and allowance for credit losses

In connection with the divestiture on January 31, 2026, the Company received a note (the "Note") that is a secured financial asset valued at amortized cost (as defined in Note 12, Divestiture). The Company evaluates the Note for expected credit losses and recorded an allowance of $931 as of September 30, 2026, which was recorded in prepaid expenses and other current assets. The allowance was estimated using a probability of default and loss given default methodology, which incorporated a borrower-specific credit assessment and the estimated fair value of the underlying collateral, adjusted for the Company's subordinated position. Management also considered current and forecasted macroeconomic conditions in evaluating whether additional adjustments to the allowance were necessary. The increase in the allowance for the three months ended September 30, 2026 reflects a modification granted to the borrower, as described below.

In August 2026, the Company was notified by the borrower of the Note that the borrower would be unable to make the monthly scheduled payments during certain periods in 2026 and 2027. In response, on September 15, 2026, the Company entered into a first amendment to the Note which deferred principal payments from July 2026 to November 2026 and then from April 2027 to September 2027, while continuing to require interest only payments, with the first being due upon signing. All deferred principal payments are to be repaid at the end of the Note's term through an eleven-month extension as no principal or interest was forgiven. In addition, the borrower is required to provide monthly financial statements to the Company. The Company concluded that the borrower is experiencing financial difficulty and that the modification represents a combination of payment delay and term extension. As of the modification date, the amortized cost of the Note was $2,646, which represents 100% of the receivable. As of September 30, 2026, the borrower is current on all required interest payments under the modified terms and no payment default has occurred subsequent to the modification.

The Company considered the modification of the Note and concluded that it will continue to record its allowance for credit losses using the methodology described above, as foreclosure is not probable and repayment is not expected substantially through the operation or sale of the collateral.

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

See Note 5, Fair Value Measurements, for further details.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

(g) Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired when accounted for by the acquisition method of accounting. As of  September 30, 2026 and  December 31, 2025, there was no remaining goodwill.

2. Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, restricted stock units ("RSUs"), and restricted common stock that have vested but not been delivered during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the if-converted method for convertible notes (see Note 4, Debt, below) and the treasury stock method for stock options, RSUs, restricted stock, pre-funded warrants, common stock warrants, direct offering, deferred common stock, and unvested shares (see Note 7, Equity, below). Stock equivalent shares are excluded from the calculation in loss periods, as their effects would be anti-dilutive.

For the nine months ended September 30, 2026 and 2025, basic and diluted loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,125)	$(7,556)	$(14,656)	$(23,048)
Fair value adjustment of Convertible Notes with related parties	(712)	—	—	—
Net loss for diluted EPS	$(3,837)	$(7,556)	$(14,656)	$(23,048)
Denominator:
Weighted average shares outstanding	31,626,135	27,797,444	30,645,685	24,207,259
Weighted average restricted shares vested not delivered	284,374	299,572	283,394	290,251
Total basic weighted average shares outstanding	31,910,509	28,097,016	30,929,079	24,497,510
Dilutive effect of if-conversion of convertible notes	892,644	—	—	—
Total diluted weighted average shares outstanding	32,803,153	28,097,016	30,929,079	24,497,510
Basic and diluted loss per share:
Basic	$(0.10)	$(0.27)	$(0.47)	$(0.94)
Diluted	$(0.12)	$(0.27)	$(0.47)	$(0.94)

Based on exercise prices compared to the average stock prices for the three and nine months ended September 30, 2026 and 2025, certain stock equivalents have been excluded from the diluted weighted average share calculations due to their anti-dilutive nature. Prior period has been updated to include convertible notes under the if-converted method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	1,895,550	817,384	1,895,550	817,384
Stock options	311,000	331,667	311,000	331,667
Convertible notes	—	1,084,183	892,644	1,023,169
Common stock warrants	7,701,383	7,701,383	7,701,383	7,701,383
Total anti-dilutive securities	9,907,933	9,934,617	10,800,577	9,873,603

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

3. Intangible assets, net

Intangible assets, net, other than goodwill, consist of the following:

	Amortization period (in years)	September 30, 2026	December 31, 2025
Gross amount:
Software developed for internal use	3	$31,752	$28,141
Acquired proprietary technology	3-5	13,482	14,282
Customer relationships	5-10	34,986	36,686
Trade names	4-20	16,657	16,657
Domain names	20	191	195
Databases	5-10	31,292	31,292
Non-compete agreements	2-5	1,768	1,768
Total gross amount		130,128	129,021

Accumulated amortization:
Software developed for internal use		(22,399)	(19,305)
Acquired proprietary technology		(13,482)	(14,282)
Customer relationships		(34,986)	(36,472)
Trade names		(9,142)	(8,529)
Domain names		(103)	(97)
Databases		(31,292)	(31,292)
Non-compete agreements		(1,768)	(1,768)
Total accumulated amortization		(113,172)	(111,745)

Net intangible assets:
Software developed for internal use		9,353	8,836
Customer relationships		—	214
Trade names		7,515	8,128
Domain names		88	98
Total intangible assets, net		$16,956	$17,276

The gross amounts associated with software developed for internal use primarily represent capitalized costs of internally developed software. The amounts relating to customer relationships, trade names, and domain names primarily represented the fair values of intangible assets acquired as a result of the acquisition of Fluent, LLC, effective December 8, 2015; the acquisition of Q Interactive, LLC, effective June 8, 2016; the acquisition of substantially all the assets of AdParlor Holdings, Inc. and certain of its affiliates, effective July 1, 2019; and previously the acquisition of a 50% interest in Winopoly, LLC, effective April 1, 2020. On January 31, 2026, the Company divested its 100% interest in Winopoly, LLC, and accordingly deconsolidated the entity under ASC 810 (see Note 12, Divestiture for details).

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

The Company completed its quarterly triggering event assessment for the three months ended  September 30, 2026 and determined that no triggering event had occurred requiring further impairment assessment of its long-lived assets.

Amortization expenses of $1,676 and $2,408 for the three months ended  September 30, 2026 and 2025, respectively, and $5,039 and $7,206 for the nine months ended September 30, 2026 and 2025, respectively, are included in depreciation and amortization expenses in the consolidated statements of operations. As of  September 30, 2026, intangible assets with a carrying amount of $543, included in the gross amount of software developed for internal use, have not commenced amortization, as they are not ready for their intended use.

As of  September 30, 2026, estimated amortization expenses related to the Company's intangible assets for the remainder of 2026 and through 2031 and thereafter are as follows:

Year	September 30, 2026
Remainder of 2026	$986
2027	3,944
2028	3,944
2029	3,165
2030	826
2031 and thereafter	4,091
Total	$16,956

4. Debt, net

Debt, net of unamortized discount and financing costs, related to the Financing Agreement (as defined herein), Note Payable (as defined herein), and Convertible Notes (as defined herein) with related parties consisted of the following:

	September 30, 2026	December 31, 2025
Financing Agreement due 2028 (less unamortized discount and financing costs of $687 and $926, respectively)	$31,451	$30,346
Note Payable due 2026	—	500
Convertible Notes, at fair value with related parties	4,443	3,734
Debt, net	35,894	34,580
Less: Short term and current portion of long-term debt	(31,451)	(30,846)
Long-term debt, net (non-current)	$4,443	$3,734

Accounts Receivable Finance Agreement

On November 25, 2025, the Company and its affiliates Fluent, LLC, Fluent Media Labs, LLC and AdParlor, LLC, each a wholly owned subsidiary of the Company, entered into an Accounts Receivable Finance Agreement (as amended the "Financing Agreement") with CSNK Working Capital Finance Corp. d/b/a Bay View Funding ("Bay View"), a portion of the net proceeds of which were used to repay and terminate the SLR Credit Facility (as defined below).

On November 26, 2025, the Company entered into the First Amendment to the Financing Agreement with Bay View (the “First Amendment”) to decrease the minimum finance rate for each year in the Initial Term (as defined below). On January 8, 2026, the Company entered into the Second Amendment to the Financing Agreement with Bay View (the “Second Amendment”) to change the reconciliation period from weekly to semi-weekly. On September 30, 2026, the Company entered into an Amended and Restated Unbilled Line Addendum to the Financing Agreement (the “A&R Unbilled Line Addendum”) and the Third Amendment to the Financing Agreement with Bay View (the “Third Amendment”) to increase the Maximum Credit (as defined below) to $35,000.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

Under the Financing Agreement, Bay View may extend financing to the Company based on eligible domestic and foreign accounts receivable, provided that the aggregate amount of advances thereon shall not exceed the lesser of a maximum credit of $35,000 (the “Maximum Credit”), an increase from the initial $30,000 under the original Financing Agreement, or an amount equal to the sum of all advances less any funds received by Bay View pursuant to the Financing Agreement over the collection amounts adjusted for obligation that is maintained in a reserve account. All collections of the financed receivables go directly to Bay View and are applied to the Company’s obligations under the Financing Agreement.  The transfer of the receivables was recorded as secured borrowings in accordance with ASC 860, Transfers and Servicing (“ASC 860”), with the receivables remaining on the consolidated balance sheet as a current asset.  As of  September 30, 2026, the Financing Agreement had a balance of $32,138, which was recorded within current liabilities as the underlying receivables are typically due within 120 days and Bay View may require repayment of amounts outstanding beyond that period. In addition, the Company had $34 in its reserve accounts with Bay View as of  September 30, 2026, which was recorded within prepaid expenses and other current assets. The net unused advance as of  September 30, 2026 was $2,896.

The Financing Agreement has an initial term of 36 months (the "Initial Term") and renews automatically for additional 12-month periods unless terminated as permitted under the agreement. The Company is required to pay a facility fee of 0.50% of the Maximum Credit as of November 25, 2025, and an annual facility fee of  0.33% of the Maximum Credit thereafter. The Company also pays a monthly finance charge at the prime rate plus 2.0%, calculated on the average balance outstanding during the month, as well as certain administrative fees. The finance rate adjusts monthly but will not fall below 8.75% for the first year from the initial funding date, 8.50% for the second year of the Initial Term and 8.25% for the third year of the Initial Term. As of  September 30, 2026, the annual finance charge rate was 11.75%, which includes the management fee of 3.0% applied on the end of month average outstanding balance.  The total cost of the Financing Agreement for the nine months ended September 30, 2026 was $2,008, inclusive of the management fee, and was included in interest expense on the consolidated statements of operations under the effective interest method. In addition, amortization of the debt discount for the nine months ended September 30, 2026 was $239 and was included in interest expense on the consolidated statements of operations.

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

The SLR Credit Agreement provided for a $20,000 term loan (the "SLR Term Loan") and a revolving credit facility of up to $30,000 (the "SLR Revolver," and, together with the SLR Term Loan, the "SLR Credit Facility"). On November 26, 2025, the SLR Credit Facility was repaid, prior to maturity, resulting in a debt extinguishment loss of approximately $3,759, which included the $1,000 early termination fee.

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

In connection with the Second Amendment and the Notes Purchase Agreement, the Company and SLR entered into a Subordination Agreement with each purchaser of the Convertible Notes on  August 19, 2024 (the "Subordination Agreements"). The Subordination Agreements confirmed the subordinated nature of the Convertible Notes and restricted payments to and remedies of the holders of the Convertible Notes for so long as the SLR Credit Agreement had outstanding indebtedness. The Subordination Agreements provided that the Company may not make any payment of principal or interest on the Convertible Notes unless certain conditions are met. Following the refinancing of the SLR Credit Agreement with the Finance Agreement, the Convertible Notes remain subordinated to the Company's obligations under the Finance Agreement.

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

The initial fair value was determined to be greater than the principal balance of the Convertible Notes. The transaction was entered into with certain of the Company's officers and directors and the largest stockholder and was required under the Second Amendment to the SLR Credit Agreement for liquidity needs. Further, the Company reviewed the valuation and determined it was appropriate, resulting in a day one unrealized loss on the Convertible Notes of $2,110.

As of  September 30, 2026, the principal balance of the Convertible Notes was $2,686, with a fair value of $4,443. The Company recognized a gain  in  fair value of $712 and a loss of $709 for the three and nine months ended September 30, 2026, respectively, which was recognized in other income (expense) from operations. For the nine months ended September 30, 2026, accrued interest was paid in kind.

Maturities

As of  September 30, 2026, scheduled future maturities of the outstanding debt are as follows:

Year	September 30, 2026
Remainder of 2026	$32,138
2027	—
2028	—
2029	2,686
Total maturities	$34,824

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

5. Fair Value Measurements

The fair value of the Company's cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of these instruments. Restricted cash includes a separately maintained cash account, as required under the terms of a lease agreement the Company entered into on  October 10, 2018 for office space in New York City. On  April 15, 2025, the Company received the landlord’s consent for the second amendment to its sublease, which reduced the subleased premises and payments, effective March 19, 2025. The consent also approved the extension of the sublease term by four years, effective April 15, 2025. In connection with this lease agreement, the Company recorded $710 and $710 in non-current restricted cash as of  September 30, 2026 and December 31, 2025, respectively, on the consolidated balance sheets.

As of  September 30, 2026, the Company estimates the fair value of its Note (as defined in Note 12, Divestiture), under level 2 of the hierarchy, to be $1,715, net of an allowance for credit losses of $931, to approximate its carrying value. The Company continues to regard its debt fair value to approximate its carrying value.

The following table presents the Company’s fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Restricted cash	$710	—	—	$710	—	—
Liabilities:
Debt, net(1)	—	32,138	—	—	31,772	—
Convertible Notes with related parties	—	—	4,443	—	—	3,734
Contingent consideration in connection with TAPP(2)	—	—	—	—	—	34

(1)	Inclusive of the credit facilities and note payable. The debt fair value does not include debt issuance costs or debt discount. See Note 4, Debt, net.
(2)	Balance was recorded in accrued expenses and other current liabilities with changes to the balance as a result of adjustment of the fair value related to the initial discount rate and payments made.

Convertible Notes with related parties

The Company issued the Convertible Notes on August 19, 2024 and elected the fair value option. See Note 4, Debt, net. The following is a reconciliation of the fair value from  December 31, 2025 to  September 30, 2026:

Amount
Fair value as of December 31, 2025	$3,734
Loss on change in fair value reported in the consolidated statements of operations	709
Fair value as of September 30, 2026	$4,443

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

Assumptions	September 30, 2026
Face value of principal payable	$2,686
Strike price	3.01
Value of common stock	3.14
Expected term (years)	2.5
Volatility	76.0%
Risk free rate	5.1%
Discount rate	16.7%

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

Amount
Fair value as of December 31, 2025	$34
Payment of compensation expense	(34)
Fair value as of September 30, 2026	$0

The fair value of certain long-lived non-financial assets and liabilities may be required to be measured on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. As of  September 30, 2026, there were none. See Note 1(g), Goodwill.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate (“AETR”). The Company updates its estimated AETR on a quarterly basis and, if the estimate changes, records a cumulative adjustment.

As of  September 30, 2026 and  December 31, 2025, the Company recorded a full valuation allowance against U.S. net deferred tax assets until there is sufficient evidence to support the release of all or a portion of these valuation allowances. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release  may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

For the nine months ended September 30, 2026, the Company's effective income tax rate of 0.1% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the nine months ended September 30, 2025, the Company's effective income tax rate of 0.5% primarily represented state and local tax expense and losses for which no tax benefit was recognized.

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

7. Equity

Common stock

As of  September 30, 2026 and  December 31, 2025, the number of issued shares of common stock was 32,465,082 and 30,404,779, respectively, which included shares of treasury stock of 768,595 and 768,595, respectively.

For the nine months ended September 30, 2026, the increase in the number of issued shares of common stock was the result of the exercise of pre-funded warrants for 1,444,129 shares of common stock and the issuance of 616,174 shares of common stock issued upon vesting of RSUs, in which no shares of common stock were withheld to cover statutory taxes upon such vesting.

Private placements

On November 29, 2024, the Company entered into securities purchase agreements (the "December 2024 Purchase Agreements") with certain accredited or sophisticated investors (the "December 2024 Purchasers"), all of whom were related parties, pursuant to which the Company sold  to the December 2024 Purchasers unregistered pre-funded warrants (the "December 2024 PFWs") to purchase up to 1,187,802 shares of the Company’s common stock, at a purchase price of $2.3147 per December 2024 PFW and an exercise price of $0.0005 per share of common stock (the "December 2024 Private Placement"). The December 2024 Purchasers consisted of three officers and/or directors and the largest stockholder of the Company. No underwriting discounts or commissions were paid with respect to the December 2024 Private Placement.

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

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

On May 15, 2025, the Company entered into securities purchase agreements (the "May 2025 Purchase Agreements") with certain accredited or sophisticated investors (the "May 2025 Purchasers"), all of whom were related parties, pursuant to which the Company sold to the May 2025 Purchasers (i) unregistered pre-funded warrants (the "May 2025 PFWs") to purchase up to 1,829,956 shares of the Company’s common stock, and (ii) unregistered warrants (the "May 2025 CSWs") to purchase up to 1,829,956 shares of the Company’s common stock (the "May 2025 Private Placement"). The May 2025 PFWs had a purchase price of $2.1995, had an exercise price of $0.0005 per share of common stock, became immediately exercisable after stockholder approval and terminated when exercised in full. The May 2025 CSWs  have an exercise price of $2.20 and will expire three years from the issuance date. The May 2025 Purchasers consisted of four officers and/or directors, the Company’s largest stockholder, and institutional investors or others for whom they have or share beneficial ownership. No underwriting discounts or commissions were paid with respect to the May 2025 Private Placement.

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

The August 2025 CSWs are exercisable for a period of five and one-half years from the date of issuance and may be exercised six months and one day from the date of issuance at an exercise price of $2.21 per share, subject to adjustment. The Company may not effect an exercise of the August 2025 Warrants if, as a result of such exercise, the holder and its affiliates would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company's outstanding common stock, calculated immediately after the shares are issued.

In connection with the August 2025 Private Placement, on August 19, 2025, the Company entered into registration rights agreements (the “Registration Rights Agreements”) with the August 2025 Purchasers, pursuant to which the Company was required to file a registration statement covering the resale of the Registrable Securities (as defined in the Registration Rights Agreements). Accordingly, the Company filed a registration statement on Form S-3 with the SEC on September 15, 2025, and it was declared effective on September 24, 2025.

As of  September 30, 2026, and December 31, 2025, an aggregate of 7,029,543 and 5,585,216 respectively, of the December 2024 PFWs, March 2025 PFWs,  May 2025 PFWs, and August 2025 PFWs had been exercised, a portion of which were cashless exercises.

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

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

Common stock warrants

As of  September 30, 2026 and  December 31, 2025, the Company had 7,701,383 and 7,701,383 common stock warrants outstanding, respectively. The Company determined that the detachable common stock warrants issued in connection with the May 2025 Purchase Agreements and August 2025 Purchase Agreements met the definition of freestanding financial instruments and qualified for classification as permanent equity under applicable accounting guidance. The Company accounts for warrants as either equity-classified or liability-classified instruments in accordance with the guidance provided in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Equity-classified warrants are those that are indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40. These instruments are recorded in equity at fair value on the issuance date and are not subsequently remeasured, provided the Company continues to meet the equity classification criteria. As the common stock warrants were issued in conjunction with the other equity instruments, the proceeds have been allocated to each using the relative fair value method and recorded as a component of additional paid-in-capital as of the issuance date. These warrants are included in the diluted earnings per share calculation when they are in-the-money and dilutive, as their features are considered participatory in nature.

At-the-market issuance

On December 31, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.0005 per share (the “Shares”), having an aggregate sales price of up to $11,200 through Lake Street as the sales agent. Sales of shares of the Company’s common stock through Lake Street, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on The Nasdaq Stock Market LLC or any other existing trading market for the Shares. Lake Street will use commercially reasonable efforts to sell the Shares from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Lake Street a commission equal to 3.0% of the aggregate gross proceeds from the sales of Shares sold through Lake Street under the ATM Agreement and will also reimburse Lake Street for certain specified expenses in connection with entering into the ATM Agreement as well as in connection with each Triggering Event Date (as defined in the ATM Agreement). Pursuant to the ATM Agreement, the Company also provided Lake Street with customary indemnification and contribution rights. The ATM Agreement contains customary representations and warranties and conditions to the sale of the Shares.

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

Treasury stock

As of  September 30, 2026 and  December 31, 2025, the Company held shares of treasury stock of 768,595 and 768,595, respectively, with a cost of $11,407 and $11,407, respectively.

The Company's share-based incentive plans allow employees the option to either make a cash payment or forfeit shares of common stock upon vesting to satisfy federal and state statutory tax withholding obligations associated with equity awards. The forfeited shares of common stock may be taken into treasury stock by the Company or sold on the open market. For the nine months ended September 30, 2026, no shares of common stock were withheld to cover statutory taxes owed by certain employees for this purpose. See Note 8, Share-based compensation.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

8. Share-based compensation

On June 8, 2022, the stockholders of the Company approved the Fluent, Inc. 2022 Omnibus Equity Incentive Plan (the "2022 Plan"), authorizing the issuance of 2,570,421 shares of the Company's common stock. On June 18, 2025, the Company’s stockholders approved an increase of the number of shares of common stock authorized for issuance under the 2022 Plan by 2,000,000 shares. On June 17, 2026, the Company’s stockholders then approved an increase of the number of shares of common stock authorized for issuance under the 2022 Plan by 1,900,000 shares. As of  September 30, 2026, the Company had 2,443,491 shares of common stock available for grants pursuant to the 2022 Plan, which includes 349,184 shares of common stock previously available for issuance under the 2018 Stock Incentive Plan.

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

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

As of  September 30, 2026, the first condition for the stock options issued on February 1, 2019, December 20, 2019 and March 1, 2020 had been met and the second condition for the stock options issued on December 20, 2019 and March 1, 2020 had been met. Any stock options that had remained unvested as of the fifth anniversary of the grant date vested in full on such date. The fair value of the stock options granted was estimated at the trading day before the date of grant using a Monte Carlo simulation model. The key assumptions utilized to calculate the grant-date fair values for these awards are summarized below:

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

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

For the nine months ended September 30, 2026, details of stock option activity were as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2025	331,667	$16.35	5.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(20,667)
Outstanding as of September 30, 2026	311,000	$15.69	4.9	$47
Options exercisable as of September 30, 2026	182,666	$24.57	2.8	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's common stock at the end of the reporting period and the corresponding exercise prices, multiplied by the number of in-the-money stock options as of the same date.

For the nine months ended September 30, 2026, the unvested balance of stock options was as follows:

	Number of stock options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Unvested as of December 31, 2025	138,500	$4.33	8.5
Granted	—	—	—
Forfeited	—	—	—
Vested	(10,166)	—	—
Unvested as of September 30, 2026	128,334	$2.79	7.9

Compensation expense recognized for stock options of $15 and $59 for the three months ended  September 30, 2026 and 2025, respectively, and $45 and $96 for the nine months ended September 30, 2026 and 2025, respectively, was recognized in product development and general and administrative expenses in the consolidated statements of operations. As of  September 30, 2026, there was $85 of unrecognized share-based compensation with respect to outstanding stock options.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

Restricted stock units and restricted stock

For the nine months ended September 30, 2026, details of unvested RSU activity were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2025	1,471,345	$11.12
Granted	1,185,045	3.19
Vested and delivered	(616,174)	3.09
Withheld as treasury stock (1)	—	—
Vested not delivered (2)	(2,479)	1.57
Forfeited	(142,187)	2.95
Unvested as of September 30, 2026	1,895,550	$9.34

(1)

As discussed in Note 7, Equity, the treasury stock relates to shares withheld to cover statutory withholding taxes upon the delivery of shares following the vesting of RSUs. As of  September 30, 2026, there were 768,595 outstanding shares of treasury stock.

(2)

Vested not delivered represents vested RSUs with delivery deferred to a future time. For the nine months ended September 30, 2026, there was a change in the vested not delivered balance due to a net 2,479 shares that were deferred due to timing of delivery of certain shares, of which no shares had elected deferred delivery. As of  September 30, 2026, 2,479 outstanding RSUs were vested not delivered.

Compensation expense recognized for RSUs of $652 and $427 for the three months ended  September 30, 2026 and 2025, respectively, and $2,962 and $1,078 for the nine months ended September 30, 2026 and 2025, respectively, was recorded in sales and marketing, product development and general and administrative in the consolidated statements of operations, and intangible assets, net in the consolidated balance sheets. The fair value of the RSUs and restricted stock was estimated using the closing prices of the Company's common stock on the dates of grant.

As of  September 30, 2026, unrecognized share-based compensation expense associated with the granted RSUs and stock options amounted to $4,054, which is expected to be recognized over a weighted average period of 2.2 years.

For the three and nine months ended September 30, 2026 and 2025, share-based compensation for the Company's stock options, RSUs, and common stock awards were allocated to the following accounts in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and marketing	$73	$123	$313	$175
Product development	72	78	367	160
General and administrative	512	277	2,299	814
Share-based compensation expense	657	478	2,979	1,149
Capitalized in intangible assets	9	8	27	25
Total share-based compensation	$666	$486	$3,006	$1,174

As of  September 30, 2026 and  December 31, 2025, the Company recorded a liability of $449 and $165, respectively, related to PSUs that are to be settled in cash and its applicable expense is not included within the share-based compensation above.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

Related party RSUs

The Company entered into an Amended and Restated Consulting Agreement (the "Consulting Agreement"), effective June 16, 2026, with an entity controlled by an immediate family member of the Company's Chief Strategy Officer (the "Consultant"), pursuant to which the Consultant provides operational consulting and advisory services to the Company's executive leadership team. The Consulting Agreement was approved by the Compensation and Audit Committees, and renews on a quarter-to-quarter basis until terminated by either party.

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

For the three and nine months ended September 30, 2026, the Company recognized $50 and $100, respectively, of share-based compensation expense for services rendered during the period and granted 15,948 and 29,352 RSUs, respectively, that vested immediately. In addition, the Consulting Agreement included a one-time transition payment of 36,656 RSUs that were granted and vested on June 16, 2026 for services provided for the three months ended December 31, 2025 and March 31, 2026. In connection with the one-time payment, the Company recorded $118 of share-based compensation expense, all of which is included in general and administrative expenses in the consolidated statements of operations.

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

As of  September 30, 2026, the Company had two continuing operating segments: a) "Fluent", which reflects Owned and Operated and Commerce Media Solutions revenue, and b) "AdParlor d/b/a Trevant." The Company has determined that it has one reportable segment, "Fluent," for the purposes of segment reporting. Until January 31, 2026, the Fluent reporting segment reflected Fluent and the Call Solutions operating segment. The Call Solutions business was divested on January 31, 2026 (refer to Note 12, Divestiture, below for details); however, the divestiture did not trigger a re-assessment under ASC 280. This reporting unit worked with advertisers to bring consumers to their products through multiple media channels and earn revenue when a consumer completed an action as agreed upon with the advertisers. The remaining activity represents the operating results of AdParlor, LLC, which primarily performs media buying and creator services, and those businesses sold or in run-off, which are included for purposes of reconciliation of the respective balances below to the consolidated financial statements and included within "Unallocated" below.

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

Summarized financial information concerning the Company's segments for the three and nine months ended September 30, 2026 and 2025 are shown in the following tables below, noting prior period amounts have been recast to conform to the Company's current period segment presentation:

	Three Months Ended September 30,		Three Months Ended September 30,
	2026		2025
	Fluent	Total	Fluent	Total
Revenue(1):
United States	$35,758		$28,330
International	15,580		16,505
Total segment revenue	$51,338		$44,835

Reconciliation of revenue
Unallocated revenue		2,304		2,194
Total revenue		$53,642		$47,029

Costs of revenue
Cost of revenue (exclusive of depreciation and amortization)	37,743		35,858

Costs and expenses:
Salaries and benefits	8,635		7,805
Professional fees	1,363		2,391
IT and software	1,422		1,142
Other segment items(2)	3,797		1,840
Segment EBITDA	$(1,622)		$(4,201)

Reconciliation of Segment EBITDA to loss before income taxes
Segment EBITDA (from above)		$(1,622)		$(4,201)
Plus: Unallocated revenue		2,304		2,194
Less:
Unallocated cost of revenue (exclusive of depreciation and amortization)		616		297
Unallocated salaries and benefits		1,009		1,024
Unallocated professional fees		126		87
Unallocated IT and software		80		65
Unallocated other operating items(2)		276		345
Depreciation and amortization		1,694		2,478
Interest expense, net		712		711
Fair value adjustment of Convertible Notes, with related parties		(712)		554
Loss before income taxes		$(3,119)		$(7,568)

(1) Revenue aggregation is based upon location of the customer.

(2) Balance includes sales and marketing expense, travel and entertainment expense, office overhead, restructuring and severance, impairment of intangible assets, and other operating costs.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026		2025
	Fluent	Total	Fluent	Total
Revenue(1):
United States	$89,452		$92,132
International	51,558		49,636
Total segment revenue	$141,010		$141,768

Reconciliation of revenue
Unallocated revenue		5,933		5,177
Total revenue		$146,943		$146,945

Costs of revenue
Cost of revenue (exclusive of depreciation and amortization)	106,200		113,891

Costs and expenses:
Salaries and benefits	25,240		22,837
Professional fees	4,385		6,051
IT and software	3,762		3,399
Other segment items(2)	8,074		9,003
Segment EBITDA	$(6,651)		$(13,413)

Reconciliation of Segment EBITDA to loss before income taxes
Segment EBITDA (from above)		$(6,651)		$(13,413)
Plus: Unallocated revenue		5,933		5,177
Less:
Unallocated cost of revenue (exclusive of depreciation and amortization)		1,412		465
Unallocated salaries and benefits		3,124		3,071
Unallocated professional fees		420		251
Unallocated IT and software		207		210
Unallocated other operating items(2)		1,013		834
Depreciation and amortization		5,085		7,418
Interest expense, net		1,954		2,293
Fair value adjustment of Convertible Notes, with related parties		709		156
Loss before income taxes		$(14,642)		$(22,934)

(1) Revenue aggregation is based upon location of the customer.

(2) Balance includes sales and marketing expense, travel and entertainment expense, office overhead, restructuring and severance, impairment of intangible assets, and other operating costs.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2026	2025
Total assets:
Fluent	$71,666	$79,570
Unallocated	9,703	9,563
Total assets	$81,369	$89,133

As of  September 30, 2026, long-lived assets are all located in the United States.

For the nine months ended September 30, 2026, 23.5% of the Company's consolidated revenue was earned from customers located in Israel. In addition, the Company identified one international customer within the Fluent segment that represented 10.2% of the Company’s consolidated revenue.

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

As of September 30, 2026, the Company did not accrue any amounts for loss contingencies as they were not probable nor reasonably estimable.

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

TAPP

As of January 9, 2023, the Company determined that TAPP qualified as a VIE because the Company held a variable interest in TAPP and was the primary beneficiary. During the first quarter of 2025, TAPP’s key employee became a consultant to the Company, but as the Company concluded that it still had significant influence over TAPP, it continued to consolidate TAPP's operations. However, because the Company did not have an equity interest in TAPP, 100% of the net assets and results of operations of TAPP were attributable to non-controlling interests. On May 20, 2025, the Company made a one-time payment of $300 and entered into an updated agreement with the key employee and TAPP, terminating all prior agreements. As a result, the Company determined that it was no longer the primary beneficiary, and under ASC 810, deconsolidated TAPP. The Company recognized a loss of $698 in general and administrative expenses in the consolidated statements of operations in the second quarter of 2025, mainly related to the write-off of the intangible assets.

FLUENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Amounts in thousands, except share and per share data)
(unaudited)

12. Divestiture

Winopoly

On January 31, 2026, Inbox Pal, LLC, an indirect, wholly owned subsidiary of the Company, and InsurCo, LLC (“InsurCo”) entered into a membership interest purchase agreement pursuant to which Inbox Pal, LLC conveyed 100% of the membership interests of Winopoly, LLC ("Winopoly") to InsurCo. Winopoly was a call center-supported performance marketplace that provided live-call-based performance campaigns to help clients increase engagement through the Company's Call Solutions business. The deemed fair value of the consideration received was approximately $2,800, which consisted of a $3,000 secured promissory note (the “Note”) along with forgiveness of approximately $200 owed to the Company related to the profit share obligation. The Note bears interest at 12.96% per annum and is payable in monthly installments of $100. In connection with the transaction, the Company conveyed dissimilar assets relating to the Call Solutions business, excluding net working capital. In addition, the Company terminated all remaining employees related to Winopoly prior to the transaction. InsurCo’s members are former employees of the Company.  The conveyance did not meet the criteria of a discontinued operation under ASC 205-20.

The Company determined that the conveyance of Winopoly was a business under ASC 805, Business Combinations. As a result, in accordance with ASC 810, Consolidation, the Company recognized a gain of $2,352 on the conveyance of Winopoly, which is reflected in general and administrative expenses. Going forward, the Company’s continuing relationship with InsurCo will be limited to the payment of the Note. As of  September 30, 2026, the Note has a principal balance of $296, reflected in prepaids and other current assets, and $2,350, reflected in other non-current assets (refer to 1(e) Note receivable and allowance for credit losses for additional details).

13. Subsequent events

The Company has evaluated subsequent events through November 12, 2026, and has determined that there are no material subsequent events to disclose in the consolidated financial statements.

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

Once users have registered, they are engaged through our proprietary direct marketing technologies and analytics with surveys, polls, and other experiences, through which we capture information about their lifestyles, preferences, and purchasing histories, among other attributes. Based on these insights, we serve users targeted, relevant offers on behalf of our clients. As new users register and existing registrants re-engage, our database is enriched and improves the effectiveness of our performance-based campaigns across the entire Company, thus expanding our addressable advertiser client base.

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

Across our business, we generate revenue by delivering measurable marketing results to our clients. We differentiate ourselves from other marketing alternatives by our ability to provide clients with a cost-effective and measurable return on advertising spend ("ROAS"), a measure of profitability of sales compared to the money spent on ads, and to manage highly targeted and fragmented online media sources. We are predominantly compensated on a negotiated or market-driven "per click," "per lead," or other "per action" basis that aligns with the customer acquisition cost targets of our clients. For our O&O Sites, we bear the responsibility and cost of acquiring consumers from media partners that ultimately generate qualified clicks, leads, calls, app downloads, or customers for our clients. Our Commerce Media Solutions business operates under exclusive long-term contracts with media partners that generally remunerate the partner on a revenue share basis. Notwithstanding occasional minimum guarantees, our predominant use of revenue share agreements reduces  media inventory risk and the result is a more predictable margin profile.

Through AdParlor, LLC d/b/a Trevant ("Trevant"), our wholly owned subsidiary, we conduct our non-core business, which offers advertiser clients a managed service for creator marketing and media buying on social platforms.

Third Quarter Financial Summary

Three months ended September 30, 2026, compared to three months ended September 30, 2025:

•	Revenue increased 14% to $53.6 million, compared to $47.0 million
•	Net loss was $3.1 million, or $0.10 per basic share, compared to net loss of $7.6 million or $0.27 per share
•

Gross profit (exclusive of depreciation and amortization) increased 41% to $15.3 million, representing 28% of revenue for the three months ended September 30, 2026, from $10.9 million, representing 23% of revenue for the three months ended September 30, 2025

•

Media margin increased 48% to $18.9 million, representing 35% of revenue for the three months ended September 30, 2026, from $12.8 million, representing 27% of revenue for the three months ended September 30, 2025

•	Adjusted EBITDA was $0.0 million, compared to negative $3.4 million
•	Adjusted net loss was $2.5 million, or $0.08 per share, compared to $6.5 million, or $0.23 per share

Nine months ended September 30, 2026, compared to nine months ended September 30, 2025:

•	Revenue remained consistent at $146.9 million
•	Net loss was $14.7 million, or $0.47 per share, compared to net loss of $23.0 million or $0.94 per share
•

Gross profit (exclusive of depreciation and amortization) increased 21% to $39.3 million, representing 27% of revenue for the nine months ended September 30, 2026, from $32.6 million, representing 22% of revenue for the nine months ended September 30, 2025

•

Media margin increased 31% to $50.4 million, representing 34% of revenue for the nine months ended September 30, 2026, from $38.5 million, representing 26% of revenue for the nine months ended September 30, 2025

•	Adjusted EBITDA was negative $5.0 million, compared to negative $9.2 million
•	Adjusted net loss was $12.0 million, or $0.39 per share, compared to $19.0 million, or $0.78 per share

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

We launched Commerce Media Solutions in the first quarter of 2023 to access high-value consumers for our advertiser clients and help media owners and e-commerce businesses monetize their existing consumer traffic. Commerce Media Solutions embeds proprietary ad-serving technology in the post-action and post-transaction inventory on partner sites and mobile apps across a range of industries, including retail, ticketing and hospitality. In 2025, we served ads to over 200 million consumers in the post-action and post-transaction moment for top-tier media owners and brands. These consumers are among the highest intent consumers in digital advertising and have driven significantly higher ROAS for our advertiser clients compared to other channels.

Because Commerce Media Solutions operates on media partner-owned inventory under exclusive long-term contracts, the business typically does not require us to source consumer traffic directly, resulting in a more predictable cost structure and reduced exposure to the media supply challenges that have affected our O&O Sites. Since its launch, Commerce Media Solutions has delivered year-over-year revenue growth in every quarter. For the quarter ended September  30, 2026, Commerce Media Solutions represented approximately 70% of consolidated revenue, compared to approximately 40% for the prior year period. Based on current performance trends, we expect Commerce Media Solutions to represent a majority of consolidated revenue on an ongoing basis and continue to grow as we onboard additional media partners and expand into new verticals and other key moments in the consumer experience.

The mix and profitability of Commerce Media Solutions will be influenced by the pace of new partner onboarding, the terms of revenue share arrangements with media partners, and advertiser demand across the verticals we serve. For the third quarter of 2026, we saw Commerce Media Solutions gross margins improve over the prior quarter and the same quarter of the prior year due to improved monetization on placements with certain media partners.

Prior to 2026, our primary revenue channel was our O&O Sites. This business depends on our ability to identify and access high-quality media sources and attract targeted users to our offers. As the business grew, we attracted larger and more sophisticated advertiser clients to our marketplaces. In response to evolving client expectations, to increase our value proposition, and strengthen our compliance posture within the evolving regulatory landscape, we implemented various initiatives to improve traffic quality.

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

Seasonality

Our performance is subject to fluctuations related to seasonality and cyclicality in our clients' and media partners' businesses. Specifically, our retail specific media partners in our Commerce Media Solutions marketplace experience highly seasonal volume from fourth quarter consumer spending which can affect advertiser demand and campaign performance. In addition, advertiser marketing budgets may fluctuate throughout the year based on seasonal spending patterns, economic conditions, and other factors, which can impact the timing and volume of advertising spend across our platform. Other factors affecting our business may include macroeconomic conditions that impact the digital advertising industry, the various advertiser client verticals we serve, and general market conditions.

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

We consider items one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years and are not expected to recur in the next two years, in accordance with SEC rules.

Below is a reconciliation of media margin from gross profit (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2026 and 2025, which we believe is the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	2026	2025
Revenue	$53,642	$47,029	$146,943	$146,945
Less: Cost of revenue (exclusive of depreciation and amortization)	38,359	36,155	107,612	114,356
Gross profit (exclusive of depreciation and amortization)	$15,283	$10,874	$39,331	$32,589
Gross profit (exclusive of depreciation and amortization) % of revenue	28%	23%	27%	22%
Non-media cost of revenue(1)	3,598	1,923	11,199	5,882
One-time item(2)	—	—	(156)	—
Media margin	$18,881	$12,797	$50,374	$38,471
Media margin % of revenue	35.2%	27.2%	34.3%	26.2%

(1)	Represents the portion of cost of revenue (exclusive of depreciation and amortization) not attributable to variable costs paid for media and related expenses.
(2)	Includes a one-time non-media revenue adjustment ($156) in connection with a settlement with a media partner in the second quarter of 2026.

Below is a reconciliation of adjusted EBITDA from net loss for the three and nine months ended September 30, 2026 and 2025, which we believe is the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net loss	$(3,125)	$(7,556)	$(14,656)	$(23,048)
Income tax expense (benefit)	6	(12)	14	114
Interest expense, net	712	711	1,954	2,293
Depreciation and amortization	1,694	2,478	5,085	7,418
Share-based compensation expense	875	478	3,667	1,144
Loss on disposal of assets	3	—	17	—
Fair value adjustment of Convertible Notes with related parties	(712)	554	709	156
Acquisition-related costs(1)	504	(20)	(1,421)	1,074
Restructuring and other severance costs	—	—	51	1,325
Certain litigation and other related costs	—	—	(250)	300
One-time item(2)	—	—	(156)	—
Adjusted EBITDA	$(43)	$(3,367)	$(4,986)	$(9,224)

(1)

Balance includes gain on the conveyance of the membership interest of Winopoly in January 2026 of $2,352 (refer to Note 12, Divestiture in the notes to our consolidated financial statements included in this Form 10-Q), along with provisions for credit losses related to the Note (as described in Note 1(e)) of $504 and $931 for the three and nine months ended September 30, 2026, respectively. Balance also includes a $698 write-off of intangibles and related expenses related to the write-off of TAPP Influencers Corp. in May 2025. Lastly, the balance includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations; earn-out expenses were in the amount of $0 and ($20) for the three months ended September 30, 2026 and 2025, respectively, and $0 and  ($148) for the  nine months ended September 30, 2026 and 2025, respectively, while non-compete agreements were in the amount of $0 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $0 and $412 for the nine months ended September 30, 2026 and 2025, respectively.

(2)	Includes a one-time non-media revenue adjustment of ($156) in connection with a settlement with a media partner in the second quarter of 2026.

Below is a reconciliation of adjusted net loss and adjusted net loss per share from net loss for the three and nine months ended September 30, 2026 and 2025, which we believe is the most directly comparable U.S. GAAP measure.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except share and per share data)	2026		2025	2026	2025
Net loss	$(3,125)		$(7,556)	$(14,656)	$(23,048)
Share-based compensation expense	875		478	3,667	1,144
Loss on disposal of assets	3		—	17	—
Fair value adjustment of Convertible Notes with related parties	(712)		554	709	156
Acquisition-related costs(1)	504		(20)	(1,421)	1,074
Restructuring and other severance costs	—		—	51	1,325
Certain litigation and other related costs	—		—	(250)	300
One-time item(2)	—		—	(156)	—
Adjusted net loss	$(2,455)		$(6,544)	$(12,039)	$(19,049)
Adjusted net loss per share:
Basic	$(0.08)		$(0.23)	$(0.39)	$(0.78)
Diluted	$(0.08)		$(0.23)	$(0.39)	$(0.78)
Weighted average number of shares outstanding:
Basic	31,910,509		28,097,016	30,929,079	24,497,510
Diluted	31,910,509	(3)	28,097,016	30,929,079	24,497,510

(1)

Balance includes gain on the conveyance of the membership interest of Winopoly in January 2026 of $2,352 (refer to Note 12, Divestiture in the notes to our consolidated financial statements included in this Form 10-Q), along with provisions for credit losses related to the Note (as described in Note 1(e)) of $504 and $931 for the three and nine months ended September 30, 2026, respectively. Balance also includes a $698 write-off of intangibles and related expenses related to the write-off of TAPP Influencers Corp. in May 2025. Lastly, the balance includes compensation expense related to non-compete agreements and earn-out expense incurred as a result of business combinations; earn-out expenses were in the amount of $0 and ($20) for the three months ended September 30, 2026 and 2025, respectively, and $0 and  ($148) for the  nine months ended September 30, 2026 and 2025, respectively, while non-compete agreements were in the amount of $0 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $0 and $412 for the nine months ended September 30, 2026 and 2025, respectively.

(2)	Includes a one-time non-media revenue adjustment of ($156) in connection with a settlement with a media partner in the second quarter of 2026.
(3)

Balance excludes the 892,644 shares issuable under the if-converted method for the Convertible Notes as they would be anti-dilutive for the adjusted net loss per share, as such, basic and diluted shares are measured as equal.

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

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$53,642	$47,029	14%	$146,943	$146,945	(0%)

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

For the three months ended September 30, 2026 and 2025, revenue was comprised of Commerce Media Solutions of $37.5 million and $18.8 million, O&O sites of $13.8 million and $20.7 million, and other streams of $2.3 million and $7.5 million, respectively. The increase in our Commerce Media Solutions revenue reflected both the addition of long-term contracts with new media partners signed since the prior year period and growth from existing media partners which in turn drove revenue from advertiser clients in the Media & Entertainment and Retail & Consumer sectors. The decrease in our O&O sites revenue was primarily driven by the ongoing strategic transition of our business, as we continue to reallocate resources and advertiser demand to the scaling Commerce Media Solutions. Within our other streams, the decrease was due to the divestiture of our Call Solutions business as of January 31, 2026.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

For the nine months ended September 30, 2026 and 2025, revenue was comprised of Commerce Media Solutions of $94.0 million and $47.5 million, owned and operated of $45.8 million and $73.2 million, and other streams of $7.1 million and $26.2 million, respectively. These changes were attributable to the same factors as discussed above in the three months ended September 30, 2026 comparison.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Cost of revenue (exclusive of depreciation and amortization)	$38,359	$36,155	6%	$107,612	$114,356	(6%)

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

For the three months ended September 30, 2026 and 2025, cost of revenue (exclusive of depreciation and amortization) consisted of Commerce Media Solutions media and related costs of $26.4 million and $14.7 million, O&O sites media and related costs of $11.3 million and $16.7 million, and media enablement and other indirect costs related to our other revenue streams of $0.7 million and $4.8 million, respectively. Commerce Media Solutions cost of revenue consists of fees and revenue share payments made to media partners for ad inventory on their digital properties, web hosting costs, and fulfillment costs related to incentives earned by consumers. The increase in cost of revenue (exclusive of depreciation and amortization) in Commerce Media Solutions was driven by increased revenue share payments generated from impressions from new media partners added since the prior year period. Cost of revenue (exclusive of depreciation and amortization) for Commerce Media Solutions decreased as a percentage of revenue, due to the improved monetization with certain commerce media partners that do not operate on revenue share agreements and a benefit from a renegotiated partner agreement. Our O&O sites cost of revenue (exclusive of depreciation and amortization) primarily consists of media and related costs associated with acquiring traffic from third-party publishers, digital media platforms, and influencers for our O&O Sites, fulfillment costs related to rewards earned by consumers, and web hosting costs. The decrease in O&O Sites media cost was largely attributable to the decline in the media acquired for the business following the FTC Consent Order. There was a slight increase in cost of revenue as a percentage of revenue driven by challenges acquiring media for our O&O Sites offset by increased activity in the related programmatic business that generates revenue without media cost.   The decrease in cost of revenue (exclusive of depreciation and amortization) for other revenue streams, which includes media costs, enablement costs and tracking costs related to our consumer data associated with our call centers, was attributable to the decreased cost of media related to the Call Solutions that was divested on January 31, 2026. Cost of revenue (exclusive of depreciation and amortization) for other revenue streams decreased materially as a percentage of revenue related to the divestiture of Call Solutions.

For the three months ended September 30, 2026, the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue decreased to 72% compared to 77% for the three months ended September 30, 2025. The change was primarily driven by the aforementioned reasons and shifts in revenue mix to Commerce Media Solutions.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

For the nine months ended September 30, 2026 and 2025, cost of revenue (exclusive of depreciation and amortization) consisted of Commerce Media Solutions media and related costs of $69.6 million and $37.8 million, O&O Sites media and related costs of $35.6 million and $58.2 million, and media enablement and other indirect costs related to our other revenue streams of $2.4 million and $18.4 million, respectively. These changes were attributable to the same factors as discussed above in the three months ended September 30, 2026 comparison.

For the nine months ended September 30, 2026, the total cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue decreased to 73% compared to 78% for the nine months ended September 30, 2025. These changes were attributable to the same factors as discussed above in the three months ended September 30, 2026 comparison.

In the normal course of executing paid media campaigns to source consumer traffic for our O&O Sites, we regularly evaluate new channels, strategies, and partners. As we perform that evaluation, we may determine that certain sources initially able to provide us profitable quality traffic may not be able to maintain our quality standards over time, and we may need to discontinue, or modify the practices of such sources, which could reduce profitability further.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Sales and marketing	$5,207	$4,570	14%	$14,405	$12,895	12%

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

For the three months ended September 30, 2026 and 2025, sales and marketing expenses consisted mainly of employee salaries and benefits of $3.9 million and $3.3 million, advertising costs of $0.6 million and $0.3 million, and professional fees of $0.3 million and $0.6 million, respectively. The increase was primarily due to higher salaries and other variable employee-related costs driven by improved results during the current quarter related to the Commerce Media Solutions business and an increase in advertising costs driven by conferences and seminars expenses to promote Commerce Media Solutions, partly offset by the lower consulting expenses.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

For the nine months ended September 30, 2026 and 2025, sales and marketing expenses consisted mainly of employee salaries and benefits of $10.8 million and $9.8 million, advertising costs of $1.5 million and $0.9 million, professional fees of $0.8 million and $0.9 million, travel and entertainment costs of $0.5 million and $0.3 million, share-based compensation expense of $0.3 million and $0.2 million, and severance costs of $0.1 million and $0.6 million, respectively. The increase was primarily attributable to the factors discussed above, partly offset by a decline in restructuring and severance costs in the current year period.

Product development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Product development	$2,749	$2,200	25%	$8,439	$7,147	18%

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

For the three months ended September 30, 2026 and 2025, product development expenses consisted mainly of salaries and benefits of $1.8 million and $1.5 million, software license and maintenance costs of $0.4 million and $0.3 million, professional fees of $0.3 million and $0.2 million, and share-based compensation expense of $0.1 million and $0.1 million, respectively. The increase was primarily due to an increase in salaries due to an overall increase in headcount, along with higher variable compensation due to the improved results and increased costs associated with AI- implementation.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

For the nine months ended September 30, 2026 and 2025, product development expenses consisted mainly of salaries and benefits of $5.7 million and $4.8 million, software license and maintenance costs of $1.0 million and $0.8 million, professional fees of $0.7 million and $0.8 million, and shared-based compensation expense of $0.4 million and $0.2 million, respectively. The increase was primarily attributable to the factors discussed above along with increased share-based compensation due to the grants under the new plan.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
General and administrative	$8,749	$7,929	10%	$23,364	$25,614	(9%)

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

For the three months ended September 30, 2026 and 2025, general and administrative expenses consisted mainly of employee salaries and benefits of $3.9 million and $3.6 million, professional fees of $0.9 million and $1.6 million, software license and maintenance costs of $1.0 million and $0.9 million, office overhead of $0.8 million and $0.7 million, non-cash share-based compensation expense of $0.5 million and $0.3 million, and provision for credit losses of $0.6 million and $0.0 million, respectively. General and administrative expenses increased primarily due to higher salaries and benefits due to the re-allocation of higher salary personnel and higher variable compensation tied to improved results, even as headcount declined. Expenses also increased due to additional share-based compensation from grants under the new plan, and a higher provision for credit losses related to the Note (as described in Note 1(e)). These increases were partially offset by the decline in professional fees driven by both legal costs and consultants, along with lower severance costs.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

For the nine months ended September 30, 2026 and 2025, general and administrative expenses consisted mainly of employee salaries and benefits of $11.5 million and $10.7 million, professional fees of $3.2 million and $4.5 million, software license and maintenance costs of $2.8 million and $2.6 million, office overhead of $2.4 million and $2.9 million, non-cash share-based compensation expense of $2.3 million and $0.8 million, provision for credit losses of $1.1 million and $0.0 million, restructuring and severance costs of $0.2 million and $1.3 million, and non-cash costs related to disposal of non-core businesses  of ($2.4) million and $1.1 million, respectively. General and administrative expenses decreased primarily due to the non-cash gain on the divestiture of Call Solutions in the current year period compared to the write off of TAPP in the prior year period, along with lower professional and restructuring fees. These declines were partially offset by the factors discussed above.

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

Depreciation and amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Depreciation and amortization	$1,694	$2,478	(32%)	$5,085	$7,418	(31%)

Three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025

The decrease in depreciation and amortization costs during the three and nine months ended September 30, 2026 and 2025 was due to the overall decline in intangibles due to cessation or divestitures of businesses, along with full amortization on certain intangibles since the prior period.

Interest expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Interest expense, net	$712	$711	0%	$1,954	$2,293	(15%)

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

The interest expense remained consistent between the periods. Lower amortization fees associated with the Financing Agreement (as defined herein) were offset by a lower outstanding balance on the SLR Credit Facility (as defined herein) in the prior year period.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The decrease in interest expense for the nine months ended September 30, 2026 was driven by lower average outstanding balances in our debt as well as lower amortization fees associated with the Financing Agreement (as defined herein).

Fair value adjustment of Convertible Notes with related parties

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Fair value adjustment of Convertible Notes with related parties	$712	$(554)	229%	$(709)	$(156)	(354%)

Three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025

The change in the fair value adjustment of Convertible Notes with related parties during the three and nine months ended September 30, 2026 and 2025 was driven by the fair value calculation inputs, including discount rate and stock price.

Loss before income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Loss before income taxes	$(3,119)	$(7,568)	59%	$(14,642)	$(22,934)	36%

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

The decrease in loss before income taxes of $4.4 million was a result of the factors discussed above.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The decrease in loss before income taxes of $8.3 million was a result of the factors discussed above.

Income tax benefit (expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Income tax (expense) benefit	$(6)	$12	(150%)	$(14)	$(114)	88%

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

For the three months ended September 30, 2026, the effective income tax rate of 0.2% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the three months ended September 30, 2025, the Company's effective income tax rate of 0.2% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

For the nine months ended September 30, 2026, the effective income tax rate of 0.1% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. For the nine months ended September 30, 2025, the Company's effective income tax rate of 0.5% differed from the statutory federal income tax rate of 21% primarily due to state and local tax expense and losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.

As of September 30, 2026 and 2025, we recorded full valuation allowances against our U.S. net deferred tax assets. We intend to continue maintaining a full valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the release of all or some portion of the allowance. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

Net loss

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Net loss	$(3,125)	$(7,556)	59%	$(14,656)	$(23,048)	36%

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

For the three months ended September 30, 2026 and 2025, net loss was  $3.1 million and $7.6 million, respectively, as a result of the factors discussed above.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

For the nine months ended September 30, 2026 and 2025, net loss was $14.7 million and $23.0 million, respectively, as a result of the factors discussed above.

Liquidity and Capital Resources

Cash provided by (used in) operating activities. For the nine months ended September 30, 2026, net cash provided by operating activities was $2.8 million, compared to net cash used in operating activities of $4.3 million for the nine months ended September 30, 2025. Net loss in the current year period of $14.7 million represents an improvement of $8.4 million, compared with net loss of $23.0 million in the prior period. Adjustments to reconcile net loss to net cash provided by operating activities of $8.5 million in the current year period decreased by $1.5 million, compared with net cash provided by operating activities of $10.0 million in the prior period. The decrease was primarily due to a $2.4 million non-cash gain on divestiture in the current year, lower depreciation and amortization and prior year non-cash loss on an asset write-off where there were none this year, partly offset by the increased share-based compensation expense and change in fair value adjustment of Convertible Notes with related parties of $0.6 million. Changes in assets and liabilities generated cash of $9.0 million in the current year period, compared with $8.8 million in the prior period, primarily due to ordinary-course changes in working capital, largely involving the timing of receipt of amounts owing from clients and disbursements of amounts payable to vendors.

Cash used in investing activities. For the nine months ended September 30, 2026 and 2025, net cash used in investing activities was $4.9 million and $4.9 million, respectively. The change was minimal primarily due to payments received on the note receivable related to the Winopoly divestiture in the current year period, offset by an increase in capitalized costs.

Cash provided by financing activities.  For the nine months ended September 30, 2026, net cash provided by  financing activities was $0.6 million, compared to net cash provided by financing activities of $8.4 million for the nine months ended September 30, 2025. This was due to the net proceeds of $0.6 million on the Financing Agreement in the current year, compared to the net repayments of $9.7 million on the term loan and revolving credit facility entered into on April 2, 2024 with Crystal Financial LLC d/b/a SLR Credit Solutions, as administrative agent (the "SLR Credit Facility"), offset by proceeds received in the prior year period from the issuance of pre-funded and common stock warrants.

As of September 30, 2026, we had noncancelable operating lease commitments of $2.8 million and debt with a $34.8 million principal balance.

As of September 30, 2026, we had cash, cash equivalents, and restricted cash of $12.1 million, a decrease of $1.5 million from $13.6 million as of December 31, 2025.

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

Since entering into the Financing Agreement (as defined and discussed below), we have continued to receive advances, as needed, on our eligible account receivables. On September 30, 2026, we entered into an amendment with Bay View (as defined herein) that increased the maximum advance available pursuant to the facility by $5,000, but the facility remains uncommitted, with the advances typically due within 120 days, leading to its classification as short-term. Bay View continues to work with us and has indicated in writing its intention, absent an event of default, to continue purchasing eligible account receivables in the ordinary course and has made advances since the facility was entered into. However, such funding remains subject to the discretion of Bay View and the terms and conditions of the Financing Agreement. Further, if availability under the facility were reduced or if Bay View were to cease advances, we could have insufficient funds to support its operations and meet its obligations as they come due unless it found another lender or purchaser of its receivables. Based upon the foregoing, management has concluded that there is substantial doubt about our ability to continue as a going concern.

Based on our forecast, management expects to have sufficient liquidity over the next 12 months from the date of filing, but any substantial deviations from such forecasts could adversely affect our liquidity and ability to access funding. Although we have met or exceeded our forecasts over the trailing four quarters, we did not meet our forecasts, at times, over the prior three years.

In addition, we completed our procedures as it relates to the At-The-Market Issuance Sales Agreement (the “ATM Agreement”), which allow us to offer and sell up our common stock up to to an aggregate value of $11.2 million. As of September 30, 2026, no shares have been sold. Our ability to raise capital under this program, or through other financing sources, is subject to market conditions and other factors and may be limited or unavailable at acceptable terms, if at all.

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

Accounts Receivable Financing Agreement

On November 25, 2025, the Company, and its affiliates Fluent, LLC, Fluent Media Labs, LLC and AdParlor, LLC, each a wholly owned subsidiary of the Company (together with the Company, the "Borrower"), entered into an Accounts Receivable Finance Agreement (the "Financing Agreement") with CSNK Working Capital Finance Corp. d/b/a Bay View Funding ("Bay View"), a portion of the proceeds of which were used to repay and terminate the Company's prior credit facility. On November 26, 2025, the Company entered into the First Amendment to the Financing Agreement with Bay View (the “First Amendment”) to decrease the minimum finance rate for each year in the Initial Term (as defined below). On January 8, 2026, the Company entered into the Second Amendment to the Financing Agreement with Bay View (the “Second Amendment”) to change the reconciliation period from weekly to semi-weekly. On September 30, 2026, the Company entered into an Amended and Restated Unbilled Line Addendum to the Financing Agreement (the “A&R Unbilled Line Addendum”) and the Third Amendment to the Financing Agreement with Bay View (the “Third Amendment”) to increase the Maximum Credit (as defined below) to $35.0 million.

Under the Financing Agreement, Bay View may extend financing to the Company based on eligible domestic and foreign accounts receivable, provided that the amount of advances thereon shall not exceed the lesser of  a maximum credit of $35.0 million (the “Maximum Credit”), an increase from the initial amount of $30.0 million, or an amount equal to the sum of all advances less any funds received by Bay View pursuant to the Financing Agreement over the collection amounts adjusted for fees that is maintained in a reserve account. All collections of the financed receivables go directly to Bay View and are applied to the Company’s obligations.  The transfer of the receivables was recorded as secured borrowings in accordance with ASC 860, Transfers and Servicing (“ASC 860”), with the receivables remaining on the balance sheet as a current asset.  As of September 30, 2026, the Financing Agreement had a balance of $32.1 million, which was recorded within current liabilities as the underlying receivables are typically due within 120-days and Bay View may require repayment of amounts outstanding beyond that period. In addition, the Company had $0.0 million in its reserve accounts with Bay View as of September 30, 2026, which was recorded within prepaids and other current assets. The net unused advance as of September 30, 2026 was $2.9 million.

The Financing Agreement has an initial term of 36 months (the "Initial Term") and renews automatically for additional 12-month periods unless terminated in accordance with its terms. The Company is required to pay a facility fee in the amount of 0.50% of the Maximum Credit as of November 25, 2025 and then annually a 0.33% of the Maximum Credit as well as a finance charge based on prime plus 2.0% based on the average balance outstanding during the month. In addition, the Company will be required to pay certain administrative fees. The finance rate shall increase or decrease monthly but not be less than 8.75% for the first year from the initial funding date, 8.50% for the second year of the Initial Term and 8.25% for the third year of the Initial Term. As of September 30, 2026, the finance charge rate was 11.75% which includes the management fee of 3.0% applied on the end of month average outstanding balance. The total cost of the Financing Agreement for the nine months ended September 30, 2026 was $2.0 million, and was included in interest expense on the consolidated statements of operations. In addition, amortization of the debt discount for the nine months ended September 30, 2026 was $0.2 million, and was included in interest expense on the consolidated statements of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2026 and concluded they were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended  September 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication.	8-K	3.1	3/26/2015

3.2	Certificate of Incorporation.	8-K	3.2	3/26/2015

3.3	Certificate of Amendment to the Certificate of Incorporation.	8-K	3.1	9/26/2016

3.4	Certificate of Amendment to the Certificate of Incorporation.	8-K	3.1	4/16/2018

3.5	Certificate of Amendment to the Certificate of Incorporation of Fluent, Inc. effective April 11, 2024.	8-K	3.1	4/12/2024

3.6	Amended and Restated Bylaws.	8-K	3.2	2/19/2019

10. 1	Amendment No. 1 to the Accounts Receivable Finance Agreement, dated November 26, 2025, by and between Fluent, LLC, Fluent, Inc. and CSNK Working Capital Finance Corp. d/b/a Bay View Funding.				X

10.2	Amendment No. 2 to the Accounts Receivable Finance Agreement, dated January 8, 2026, by and between Fluent, LLC, Fluent, Inc. and CSNK Working Capital Finance Corp. d/b/a Bay View Funding.				X

10.3	Amendment No. 3 to the Accounts Receivable Finance Agreement, dated September 30, 2026, by and between Fluent, LLC, Fluent, Inc. and CSNK Working Capital Finance Corp. d/b/a Bay View Funding.				X

10.4

Amended and Restated Unbilled Line Addendum to the Accounts Receivable Finance Agreement, dated September 30, 2026, by and between Fluent, LLC, Fluent, Inc. and CSNK Working Capital Finance Corp. d/b/a Bay View Funding.

					X

10.5	First Amendment to Secured Promissory Note, dated as of September 15, 2026, by and between InsurCo, LLC and Fluent, LLC.				X

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

Fluent, Inc.

November 12, 2026	By:	/s/ Ryan Perfit
Ryan Perfit
Chief Financial Officer
(Principal Financial and Accounting Officer)